Form 10QSB
period 2000-07-31
BOOK CORP OF AMERICA
filed 2001-04-06
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number:
----------------------                              -----------------------
  July 31, 2000                                             0-30653

                        BOOK CORPORATION OF AMERICA
               ----------------------------------------------
               (Name of small business issuer in its chapter)

            Utah                                           87-0375228
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                       92117
--------------------------------------------                    -----------
  (Address of principal executive offices)                       (Zip Code)

     Issuer's telephone number, including area code:      (858) 565-1073
                                                         ----------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

As of July 31, 2000, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.









     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which act contains a safe harbor for forward looking statements. The Company believes that investors would be benefitted by the cautionary language included in this paragraph. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

          PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements

     See pages F-1 through F-6 directly following the signature page of this Form 10-QSB.

  Condensed Balance Sheet as of July 31, 2000
    and October 31, 1999                                                F-2

  Unaudited Condensed Statement of Operations for
    the three and nine months ended July 31, 2000 and
    1999, and for the period from inception,
    through September 30, 2000                                          F-3

  Unaudited Condensed Statement of Cash Flows for
    the three and nine months ended July 31, 2000 and
    1999, and for the period from inception,
    through September 30, 2000                                          F-4

  Selected Notes to Unaudited Financial Statements                      F-5

          Item 2    Plan of Operation

For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

     Book Corporation of America (the "Company"), was incorporated under the laws of the State of Utah on November 22, 1978 for the purpose of (1) engaging primarily in the specific business of acquiring, developing, owning, selling, leasing, licensing, exploiting, and otherwise dealing with literary properties and materials, copyrights, licenses, and other tangible and intangible properties in connection with artistic ideas and endeavors, and to carry on a negotiation for, production of, purchase of, sale, licensing, distribution, advertising, and promotion of all rights, privileges, and properties in the entertainment industry, including, but not limited to, all types of theatrical motion pictures, theatrical stage plays, television films, programs and commercials, radio recordings, books,

                                     2
and music publications and music recordings and (2) acting as principal, agent, joint venturer, partner, or in any other capacity which may be authorized or approved by the Board of Directors of the Company. The Company has no "parents" or "predecessors," as those terms are defined under the federal securities laws.

     In 1979 the Company conducted an intrastate public offering of its common stock. On October 10, 1988, the common stock of the Company was reverse split 50 to 1, and the par value was changed from $0.01 to $.005 per share. Also in October 1988, the Company acquired Sun Television Entertainment, Inc., bringing assets of 36 motion picture screenplays (subsequently valued at $-0-) and motion picture production equipment was transferred to the Company by Visto International, Inc.

     Since its inception the Company has sustained continued losses and currently has liabilities in excess of current assets. In addition, the Company has no revenue producing activities and is dependent upon its
officers to provide for its cash requirements.   These factors indicate
considerable doubt as to the Company's ability to continue as a going concern. To date the Company has been unsuccessful in its efforts to develop its entertainment business.

     Therefore, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company proposes to seek a business opportunity within the entertainment industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The risks inherent in seeking a business interest are further complicated as a result of the fact that the Company is a dormant company, holds limited resources and is unable to provide a prospective business opportunity with capital.

     The Company's limited resources include property and equipment that have been completely depreciated. In addition, the Company has been unable to market its films which are now more than twenty-five years old. The Company does not anticipate any future market developing for the films, and subsequently, in October 1999 the value of the films were written down to $-0- for each film. Because the Company's resources are limited to depreciated and unmarketable property, the company's ability to acquire a business opportunity with the entertainment industry may be affected.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other businesses and professional people. Although the Company does not anticipate engaging professional firms specializing in business

                                     3
acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company intends to focus its search for prospective business opportunities to the area of entertainment. However, should other opportunities become available, the Company may also consider opportunities outside the entertainment industry based on criteria outlined below.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for success of the opportunity; the potential for growth and expansion; the potential for profit; and other relevant factors.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the ability to market products, and numerous other factors which are difficult if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially augment management, or other factors.

     Generally, the Company will analyze all factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single fact as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and on the basis of that review the legal structure or method of participation deemed by management to be suitable will be selected. The Company may consider structures and methods such as leases, purchase and sale agreements, licenses, joint ventures, or other contractual arrangements and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as: a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; and explanation of proprietary products and services; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.
                                     4
Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies, organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals who are interested in a business opportunity. Many of these companies and groups have substantial financial and personal resources which give such companies considerable advantage over the Company.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

     The Company has no cash on hand and has experienced losses from inception. As of October 31, 1999, the Company had liabilities amounting to $12,593. The Company has no material commitments for capital expenditures for the next twelve months.

     Should a business opportunity become available to the Company, the Company's management may seek to raise additional capital by investment from outsiders in the Company's common stock.

PART II   OTHER INFORMATION

Item 1    Legal Proceedings
          None.

Item 2    Changes in Securities
          None.

Item 3    Defaults Upon Senior Securities
          None.

Item 4    Submission of Matters to a Vote of Security Holders
          None.

Item 5    Other Information
          None.

Item 6    Exhibits and Reports on Form 8-k
          (a) Exhibits - Exhibit 27- Financial Data Schedule

     (b) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.

                                     5

--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                    Book Corporation of America


Date: March 26, 2001                By: /s/ William Messerli
                                    ---------------------------------------
                                    President

Date: March 26, 2001                By: /s/ Philip Yordan
                                    ---------------------------------------
                                    Treasurer










                                     6


--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                    Book Corporation of America


Date: March 26, 2001                By:
                                    ---------------------------------------
                                    President

Date: March 26, 2001                By:
                                    ---------------------------------------
                                    Treasurer





                                     6

















                        Book Corporation of America

                            Financial Statements

                               July 31, 2000

















                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheet
               July 31, 2000 (Unaudited) and October 31, 2000

                                                         July      October
                                                     31, 2000     31, 1999
                                                   -----------  -----------
                                                   (Unaudited)
      Assets

Current Assets                                     $        -   $        -
--------------                                     -----------  -----------
      Total Current Assets                         $        -   $        -
                                                   ===========  ===========

          Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   16,207   $   12,596

Stockholders' Equity
--------------------
  Common Stock Authorized 100,000,000 Shares,
   $0.005 Par Value; 2,349,540 Shares Issued &
   Outstanding                                         11,748       11,748
  Paid In Capital                                   3,041,711    3,041,711
  Deficit in Retained Earnings                     (3,069,666)  (3,066,055)
                                                   -----------  -----------
      Total Stockholders' Equity                      (16,207)     (12,596)
                                                   -----------  -----------
      Total Liabilities &
      Stockholders' Equity                         $        -   $        -
                                                   ===========  ===========






                           See Accompanying Notes
                                    F-2

                        Book Corporation of America
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
             For the Three Months Ended July 31, 2000 and 1999
              and the Nine Months Ended July 31, 2000 and 1999


                                    For the Three         For the Nine
                                    Months Ended          Months Ended
                                    July       July       July        July
                                31, 2000   31, 1999   31, 2000    31, 1999
                               ---------- ---------- ----------  ----------
Revenues                       $       -  $       -  $       -   $       -
--------                       ---------- ---------- ----------  ----------

Expenses
--------
  Administrative Expenses      $   1,814  $       -  $  16,207   $   1,800
  Depreciation                         -          -          -       4,215
  Write off of Investments
   and Other Assets                    -          -          -      30,000
                               ---------- ---------- ----------  ----------
     Total Expenses                1,814          -     16,207      36,015
                               ---------- ---------- ----------  ----------
     Net Loss                  $  (1,814) $       -  $ (16,207)  $ (36,015)
                               ========== ========== ==========  ==========
     Net Loss Per Share of
     Common Stock              $   (0.00) $   (0.00) $   (0.00)  $   (0.00)

     Weighted Average Number
     Of Shares Outstanding
     During Period             2,349,540  2,349,540  2,349,540   2,349,540




                           See Accompanying Notes
                                    F-3

                        Book Corporation of America
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
                  For the Nine Months Period Ended July 31

                                                         2000         1999
                                                   -----------  -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                       $   (1,814)  $  (36,015)
  Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
     Depreciation                                          -        4,215
  Changes in Operating Assets & Liabilities
   Write Down of Film Inventory                             -       30,000
   Increase in Accounts Payable                         1,814          650
                                                   -----------  -----------
      Net Cash (Used) by Operating Expenses                 -            -

Cash Flows from Investing Activities
------------------------------------
      Net Cash Flows from
      Investing Activities                                  -            -
                                                   -----------  -----------
Cash Flows from Financing Activities
------------------------------------
      Net Cash Provided (Used) by
      Financing Activities                                  -            -
                                                   -----------  -----------
      Increase (Decrease) in Cash                           -            -

      Cash at Beginning of Period                           -            -
                                                   -----------  -----------
      Cash at End of Period                        $        -   $        -
                                                   ===========  ===========
Disclosures for Operating Activities
------------------------------------
  Interest                                         $        -   $        -
  Taxes                                                     -            -



                           See Accompanying Notes
                                    F-4



                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 1 - Organization
---------------------
The Company was incorporated under the laws of the state of Utah on November 22, 1978. The Company amended its Articles of Incorporation, authorizing 100,000,000 shares of common stock having a par value of $0.005 per share.

The Articles of Incorporation grants the Company unlimited power to engage in and to do any lawful act concerning any and all lawful businesses for which corporations may be organized. The Company currently seeks to license films to television and to engage in market-by-market exploitation of the films it holds in its film inventory.

In accordance with FASB 7 the Company is considered to be a development stage company.

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period in which the sales are finalized with customers.
C. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. As a licensor of films to television or other markets the Company shall recognize revenues on the dates of the exhibition for both percentage and flat fee engagements. Revenues from license agreements that meet the requirements of FASB 53 shall be recognized when the license period begins.
F. Costs to produce a film shall be capitalized as film costs inventory and shall be amortized using the individual film forecast computation method.
G. Operating expenses and all type of income are recognized in the period in which the activities occur.
H. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.




                                    F-5
                        Book Corporation of America
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE 3 - Non Cash Investing and Non Cash Financing Activities
-------------------------------------------------------------

In 1988, the Company issued 200,000 shares of its common stock to a related entity for assets valued at historical cost of $200,000.

The Company currently holds in its film inventory, films contributed to the Company by principal stockholders. In the year ended October 31, 1999, the Company wrote off 100% of the cost of these films, because it has not and has no plans to aggressively market the films.

NOTE 4 - Public Stock Offering
------------------------------

In 1979, the Company conducted an intrastate public offering of its common stock shares and issued 15,000,000 pre split, 300,000 post split shares for net proceeds of $127,500.








                                    F-6