Form 10KSB
period 2000-10-31
BOOK CORP OF AMERICA
filed 2001-04-06
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       October 31, 2000
                                          ----------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                to
                                           ------------    ------------

                      Commission File Number 0-30653

                       Book Corporation of America
              ----------------------------------------------
              (Name of small business issuer in its chapter)

          Utah                                            87-0375228
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                        92117
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code       (858) 565-1073
                                                         ----------------
Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  $.005 par value, common voting shares
                             (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was: -0-

The aggregate market value of the issuer's voting stock held as of March 21, 2000, by non-affiliates of the issuer was approximately $-0-.

As of October 31, 2000, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.

Transitional Small Business    Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none

                        Book Corporation of America
      Annual Report on Form 10-KSB for the Year ended October 31, 2000
--------------------------------------------------------------------------

                             TABLE OF CONTENTS

--------------------------------------------------------------------------

PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . 3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 5

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 6

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 6

ITEM 6    PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 7

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 7

PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION
          16(a) OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . 8

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .10

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .12

PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .12

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .13



Item 1.   Description of Business

     The Company was incorporated under the laws of the State of Utah on November 22, 1978 for the purpose of (1) engaging primarily in the specific business of acquiring, developing, owning, selling, leasing, licensing, exploiting, and otherwise dealing with literary properties and materials, copyrights, licenses, and other tangible and intangible properties in connection with artistic ideas and endeavors, and to carry on a negotiation for, production of, purchase of, sale, licensing, distribution, advertising, and promotion of all rights, privileges, and properties in the entertainment industry, including, but not limited to, all types of theatrical motion pictures, theatrical stage plays, television films, programs and commercials, radio recordings, books, and music publications and music recordings and (2) acting as principal, agent, joint venturer, partner, or in any other capacity which may be authorized or approved by the Board of Directors of the Company. The Company has no "parents" or "predecessors," as those terms are defined under the federal securities laws.

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

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.
     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other businesses and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

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


                                     4
Procedures

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

Reports to Security Holders
---------------------------

     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company which may be viewed at http://www.sec.gov.

Item 2.   Description of Property

     The Company owns filming equipment, including a filming truck, cameras, lights, editing equipment, and other equipment valued at a total depreciated value of $-0-.

     The Company holds nine films in its inventory for licensing or market exploitation. These films have been valued at historical cost of $2,407,000. In 1999, the films were revalued to $-0- because the Company was unable to market them.

     Additionally, the Company owns 412 NTSC 3/4 inch format master video cassettes. These cassettes were valued at a historical cost of $40,000, and have been revalued to a nominal $-0- amount.

     The Company holds the motion picture rights to thirty-six screen plays, three novels, two short stories and fifty story titles and synopses. These rights and screen plays have no current net asset value.

Investment Policies
-------------------

     Currently the Company does not own any real property. In addition, the Company has no intention to purchase any real property at this time. Therefore, the Company does not have any policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of/or interests in persons primarily engaged in real estate activities. The Company, however, may purchases real property if the need arises. These properties would not be pursued for investment purposes. Rather, they will be used to carry out the business of the Company.

Item 3.   Legal Proceedings.

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests

Item 4.   Submission of Matters to a Vote of Securities Holders

          None.


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Market Price of and Dividends on the company's Common Equity and Other Shareholder Matters.

     The Company's common stock is not currently publicly traded.    The
Company currently has 247 stockholders and 2,349,540 shares issued and outstanding. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah Law.

Recent Sales of Unregistered Securities

None.

Item 6.   Plan of Operation

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

Item 7.   Financial Statements

The following financial statements of the Company are filed as a part of this report:

     Report of Nilson & Associates, Certified Public Accountant;
     Balance Sheet as of October 31, 2000;

     Statements of Operations for the years ended October 31, 2000, 1999, and for the period from inception through October 31, 2000;

     Statements of Stockholders' Equity for the year ended October 31, 2000, and for the period from inception through October
       31,2000;

     Statements of Cash Flows for the years ended October 31, 2000, 1999, and for the period from inception through October 31,2000;

     Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     (a) On March 25, 2001, the Company engaged Nilson & Associates ("N&A") as its independent accountant. The decision to engage N&A as the Company's independent accountant was recommended by the Company's Chief Executive Officer and approved by the Company's Board of Directors.

     (b) In a report dated March 16, 2000, Schvaneveldt and Company, Certified Public Accountants, reported on the Company's financial statements as of October 31, 1999, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception through October 31, 1999. Such report did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. Schvaneveldt and Company, Certified Public Accountants, understands that they were dismissed as the Company's independent accountants effective March 25, 2001, due to the unexpected death of Darrell Schvaneveldt. The decision to dismiss Schvaneveldt and Company was made by the Company's Chief Executive Officer and neither recommended or approved by the Company's Board of Directors. Thereafter, the Company engaged N&A as its independent accountants on January 25, 2001.

     (c) During the two years ended October 31, 2000 and 1999, and the subsequent interim period to January 25, 2001, preceding the decision to engage independent accountants, neither the Company nor anyone on its behalf consulted N&A regarding either the application of accounting principles to a specified transactions, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has N&A provided to the Company a written report or oral advice regarding such principles or audit opinion.

     (d) During the two years ended October 31, 2000 and 1999, and for the period from October 31, 2000 to January 25, 2001, the date of dismissal, there were: (i) no disagreements between the Company and Schvaneveldt and Company on any matter or accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schvaneveldt and Company would have caused it to make reference thereto in its report; and (ii) no reportable events as defined in paragraph 304(a)(1)(iv) of Regulation S-B.

     Schvaneveldt and Company, Certified Public Accountants, has provided the Company with a letter pursuant to Rule 304 of Regulation S-B.

PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth the name, age and position of each executive officer and director and the term of office of each director of the Corporation.


NAME             AGE     POSITION                    DIRECTOR OR OFFICER SINCE
---------------- ------  --------------------------- --------------------------
William Messerli 67      President & Director        October 10, 1988

Philip Yordan    86      Treasurer & Chairman        November 22, 1978
                         of the Board of Directors

Daniel A. Yordan 51      Secretary                   November 22, 1978

Each director serves for a period of one year or until his successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

     William Messerli.   President and Director.  Mr. Messerli's background
includes a successful career in the fields of business, law, and finance. Mr. Messerli did his undergraduate work at the University of Minnesota graduating in 1959 with a B.S. in Business Administration. Mr. Messerli continued his education at the William Mitchell College of Law, St. Paul, Minnesota and received his Juris Doctorate in 1965. He is the founder and senior shareholder of Messerli & Kramer, a 50 lawyer general practice Minneapolis law firm specializing in legislative, tax and corporate matters, in which he was the managing partner for 30 years. In 1975 he founded and is currently a Director and majority stockholder of Burgundy Properties, Inc., a real estate brokerage company specializing in the acquisition and syndication of apartment complexes in the upper Midwest. For the last five years Mr. Messerli has been principally engaged in the private practice of law with Messerli & Kramer, P.A., and engaged in real estate activities via Burgundy Properties, Inc. to a limited extent. He also has other business interests and has served on various boards of directors.

     Philip Yordan. Treasurer & Chairman of the Board of Directors. Mr. Yordan is an internationally known and respected writer and producer for more than forty years and has devoted himself to being a playwright, novelist, motion picture producer and screen writer. He has been nominated three times by the Academy of Motion Picture Arts and Sciences, winning an Academy Award Oscar in 1954 for the film "Broken Lance" starring Spencer Tracy. Mr. Yordan graduated from Kent College of Law, Chicago, Illinois in 1936 and passed the Illinois State Bar in 1937. He later became a Professor of Dramatic Arts at San Diego State University from 1975 to 1980.
 Mr. Yordan authored the play, "Anna Lucasta" which played for three years on Broadway from 1944 to 1947. In addition, Mr. Yordan has been instrumental in creating many famous films including some of the most successful epic motion pictures ever produced. Such films as: "Battle of the Bulge," "King of Kings," "Custer of the West," "El Cid," "Man from Laramie," "Fall of the Roman Empire," "Fifty-five Days in Peking," "Circus World," "The Harder They Fall," "The Bravados," "Broken Lance," "Naked Jungle," "God's Little Acre," "Anna Lucasta," "No Down Payment," "Blowing Wild," "The Chase," "Houdini," "Johnny Guitar," "Studs Lonigan," "The Day of the Outlaw," "The Last Frontier," "Detective Story" and "The Unholy." Mr. Yordan is also the President and Director of security Film Productions, Inc. and Westland Resources, Inc.

     Daniel A. Yordan. Secretary & Director. Mr. Yordan graduated from Gonzaga University with a Bachelors of Art in 1969. He later became a member of the American Society of Composers, Authors and Publishers in 1973. From 1995 to 1999 Mr. Yordan was a research associate at Aquasearch, Inc. and from 1999 to the present he has been a manufacturer's representative for the same company.


     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii)  engaging in any type of business practice; or

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;


     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation

     The following chart sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries' chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at October 31, 1999, the end of the Registrant's last completed fiscal year).

                              SUMMARY COMPENSATION TABLE

                              Annual Compensation              Long Term Compensation
                                                   Awards           Payouts
                                            Other   Restr
Name and                                   Annual  -icted                        All
Principal                          Bonus   Compen- Stock    Options    LTIP  Compen-
Position           Year   Salary       $    sation Awards     /SARs   Payout  sation
------------------------------------------------------------------------------------
William
 Messerli         1999      -0-      -0-      -0-     -0-      -0-      -0-      -0-
President         1998      -0-      -0-      -0-     -0-      -0-      -0-      -0-
 & Director       1997      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Philip Yordan     1999      -0-      -0-      -0-     -0-      -0-      -0-      -0-
Treasurer &
 Chairman         1998      -0-      -0-      -0-     -0-      -0-      -0-      -0-
of the Board
 of Directors     1997      -0-      -0-      -0-     -0-      -0-      -0-      -0-

Philip Yordan,
 Jr.              1999      -0-      -0-      -0-     -0-      -0-      -0-      -0-
Secretary &
 Director         1998      -0-      -0-      -0-     -0-      -0-      -0-      -0-
                  1997      -0-      -0-      -0-     -0-      -0-      -0-      -0-

                                     10
Compensation of Directors

     None.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

     There are no employment contracts between the Company and any of its Officers or Directors.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     The Company has no retirement, pension, profit-sharing, insurance, or medical reimbursement plan covering its officers and directors, and does not contemplate implementing any such plan at this time. None of the Officers or directors of the Company has any options or warrants to purchase shares of the Company's common stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 1, 2000, the name and the number of shares of the Registrant's Common Stock, par value of $0.005 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 2,349,540 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.


Title
of          Name and Address of           Amount and Nature of        Percentage
Class       Beneficial Owner              Beneficial Ownership (2)    of Class
--------    ---------------------------   -------------------------   -------------
Common      Philip Yordan (1,3)           1,000,000                   42.56%
            4894 Mt. Elbrus
            San Diego, CA 92117

Common      William Messerli (1)          1,000,000                   42.56%
            1800-5th St. Towers
            150 S. 5th St.
            Minneapolis, MN 55402

Common      Daniel Yordan (1)             0                           0%
            4894 Mt. Elbrus
            San Diego, CA 92117
------------------------------------------------------------------------------------
            Officers, Directors and
            Nominees as a Group:          2,000,000                   85.12%
            (3 people)
------------------------------------------------------------------------------------

(1) Officer and/or director of the Company.

                                     11

(2) The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the Company and proceeds from sales of shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is share power of investment or share rights of ownership.

(3) The shares attributed to Philip Yordan are held in the name of Philip Yordan Productions, Inc., a company in which Mr. Yordan is the owner.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     In 1993 the Company's principal shareholders contributed nine films to the Company for licensing and distribution. Additionally, Mr. Messerli contributed 412 NTSC 3/4 inch format master video cassettes. No compensation was awarded for either contribution.

     In 1988, the Company acquired $200,000 worth of motion picture production equipment from Visto International, Inc. in exchange for 200,000 shares of the Company's common stock. The equipment was purchased with common stock of the Company, which was donated to the Company by Philip Yordan. Visto International, Inc., is a privately held corporation of which William Messerli is an officer, director and sole shareholder.

     Daniel Yordan is the son of Philip Yordan.

PART IV


Item 13.       Exhibits and Reports on Form 8-K

Exhibit
Number         Title of Document                            Location
-----------    ------------------------------------------   --------------
  2.01         Articles of Incorporation                    As filed

  2.02         Amended Articles of                          As filed
               Incorporation

  2.03         Bylaws                                       As filed

 16.01         Letter Regarding Change in Certifying        See Attached
               Accountant

 27.01         Financial Data Schedule                      See Attached


                                     12


--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                     Book Corporation of America


Date: March 26, 2001                 By: /s/ William Messerli
                                     ---------------------------------
                                     President

Date: March 26, 2001                 By: /s/ Philip Yordan
                                     ---------------------------------
                                     Treasurer
















                                     13


--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                     Book Corporation of America


Date: March 26, 2001                 By:
                                     ---------------------------------
                                     William S. Messerli
                                     President

Date: March 26, 2001                 By:
                                     ---------------------------------
                                     Phillip Yordan
                                     Treasurer
















                                     13









                        Book Corporation of America
                       (A Development Stage Company)

                            Financial Statements

                              October 31, 2000
                                    and
                              October 31, 1999
/Letterhead/




                        Independent Auditors' Report
                       ------------------------------

Board of Directors
Book Corporation of America
(A Development Stage Company)

We have audited the accompanying balance sheets of Book Corporation of America, (a Utah corporation) (a development stage company), as of October 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period July 24, 1987, (Inception) to October 31, 2000, and the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Book Corporation of America, as of October 31, 2000, were audited by other auditors whose report dated March 16, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Book Corporation of America., as of October 31, 2000, and the results of its operations and its cash flows for the period July 24, 1987, (Inception) to October 31, 2000, and the year ended October 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #6 to the financial statements, the Company has an accumulated deficit and a negative net worth at October 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Nilson & Associates
Nilson & Associates
Salt Lake City, Utah
March 28, 2001
                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheets
                   For the Fiscal Years Ended October 31

                                                         2000        1999
                                                   ----------- -----------
   Assets

Current Assets                                     $        -  $        -
--------------                                     =========== ===========

    Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                 $   16,107  $   12,496
  Taxes Payable                                           200         100
                                                   ----------- -----------
    Total Current Liabilities                          16,307      12,596

Stockholders' Equity
--------------------

  Common Shares 100,000,000 Authorized;
   $0.005 Par Value 2,349,540 Shares
   Issued & Outstanding                                11,748      11,748
  Paid In Capital                                   3,041,711   3,041,711
  Accumulated Deficit                              (3,069,766) (3,066,055)
                                                   ----------- -----------

    Total Stockholders' Equity                        (16,307)    (12,596)
                                                   ----------- -----------
    Total Liabilities & Stockholders' Equity       $        -  $        -
                                                   =========== ===========


 The accompanying notes are an integral part of these financial statements
                                    F-3

                        Book Corporation of America
                       (A Development Stage Company)
                          Statements of Operations
                 For the Fiscal Years Ended October 31, and
         Accumulated for the Period November 22, 1978 (Inception)
                            to October 31, 2000

                                            2000         1999 Accumulated
                                      -----------  ----------- -----------

Revenues                              $        -   $        -  $  250,000
--------                              -----------  ----------- -----------

Expenses
--------

  Administrative Expenses                  3,611        1,900      22,230
  Depreciation                                 -        4,215     200,000
  Production Costs                             -            -     132,448
  Write Down of Film Inventory                 -            -   2,563,500
  Write Off of Investments &
   Other Assets                                -       30,000     195,671
  Bad Debt                                     -            -     200,000
  Failed Offering Costs                        -            -       5,917
                                      -----------  ----------- -----------
    Total Expenses                         3,611       36,115   3,319,766
                                      -----------  ----------- -----------
    Net Loss Before Income Taxes          (3,611)     (36,115) (3,069,766)

    Income Tax Expense                         -            -           -
                                      -----------  ----------- -----------
    Net Loss                          $   (3,714)  $  (36,115)$(3,069,766)
                                      ===========  =========== ===========
  Net Loss Per Share                  $    (0.00)  $    (0.01)

  Shares Outstanding                   2,349,540    2,349,540



 The accompanying notes are an integral part of these financial statements
                                    F-4

                        Book Corporation of America
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
      For the Period November 22, 1978 (Inception) to October 31, 2000

                                        Common Stock       Paid In Accumulated
                                   Shares      Amount      Capital     Deficit
                               -------------------------------------------------
Balance, (Inception)
November 22, 1978                       -  $        -   $        -  $        -

Issues Shares for Cash
at $0.425 Per Share(Restated)     300,000       1,500      126,000           -

Issued Shares for Literary
Production & Equipment
at $0.06 Per Share              6,999,540      34,998      383,444           -

Net Losses Incurred from
Inception to October 31, 1986                                         (442,609)
                               -------------------------------------------------
Balance, October 31, 1986       7,299,540      36,498      509,444    (442,609)

Net Loss for Year Ended
October 31, 1987                                                        (6,666)
                               -------------------------------------------------
Balance, October 31, 1987       7,299,540      36,498      509,444    (449,275)

No Operations for Year
Ended October 31, 1988
                               -------------------------------------------------
Balance, October 31, 1988       7,299,540      36,498      509,444    (449,275)

Capital Contribution                                        55,917

Net Income for Year
Ended October 31, 1989                                                 144,629
                               -------------------------------------------------
Balance, October 31, 1989       7,299,540      36,498      565,361    (304,646)

Shares Returned by
Shareholders for Cancellation  (4,950,000)    (24,750)      24,750

Net Loss for Year
Ended October 31, 1990                                                (217,129)
                               -------------------------------------------------
Balance, October 31, 1990       2,349,540      11,748      590,111    (521,775)

                                 Continued
                                    F-5

                        Book Corporation of America
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
      For the Period November 22, 1978 (Inception) to October 31, 2000

                                        Common Stock       Paid In Accumulated
                                   Shares      Amount      Capital     Deficit
                               -------------------------------------------------
Net Loss for Year Ended
October 31, 1991                                                       (11,224)

Balance, October 31, 1991       2,349,540      11,748      590,111    (532,999)

Net Loss for Year Ended
October 31, 1992                                                       (11,236)
                               -------------------------------------------------
Balance, October 31, 1992       2,349,540      11,748      590,111    (544,235)

Net Loss for Year Ended
October 31, 1993                                                       (11,248)
                               -------------------------------------------------
Balance, October 31, 1993       2,349,540      11,748      590,111    (555,483)

Paid In Capital for
Contributed Assets                                       2,447,000

Net Loss for Year Ended
October 31, 1994                                                       (10,390)
                               -------------------------------------------------
Balance, October 31, 1994       2,349,540      11,748    3,037,111    (565,873)

Net Loss for Year Ended
October 31, 1995                                                       (10,262)
                               -------------------------------------------------
Balance, October 31, 1995       2,349,540      11,748    3,037,111    (576,135)

Contributed Capital                                          1,600

Net Loss for Year Ended
October 31, 1996                                                    (2,434,597)
                               -------------------------------------------------
Balance, October 31, 1996       2,349,540      11,748    3,038,711  (3,010,732)

Net Loss for Period Ended
October 31, 1997                                                        (8,788)
                               -------------------------------------------------
Balance, October 31, 1997       2,349,540      11,748    3,038,711  (3,019,520)

                                 Continued
                                    F-6

                        Book Corporation of America
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
      For the Period November 22, 1978 (Inception) to October 31, 2000

                                                    Common Stock       Paid In    Accumulated
                                   Shares      Amount      Capital     Deficit
                               -------------------------------------------------
Contributed Capital                                          3,000

Net Loss for Period Ended
October 31, 1998                                                       (10,420)
                               -------------------------------------------------
Balance, October 31, 1998       2,349,540      11,748    3,041,711  (3,029,940)

Net Loss for Year Ended
October 31, 1999                                                       (36,115)
                               -------------------------------------------------
Balance, October 31, 1999       2,349,540      11,748    3,041,711  (3,066,055)

Net Loss for Year Ended
October 31, 2000                                                        (3,711)
                               -------------------------------------------------
Balance, October 31, 2000       2,349,540   $  11,748  $ 3,041,711 $(3,069,766)
                               =================================================


 The accompanying notes are an integral part of these financial statements

                                    F-7

                        Book Corporation of America
                       (A Development Stage Company)
                          Statements of Cash Flows
                    For the Years Ended October 31, and
         Accumulated for the Period November 22, 1978 (Inception)
                            to October 31, 2000

                                                      2000        1999    Accumulated
                                               ------------ ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                     $    (3,711) $   (36,115) $(3,069,766)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities;
    Depreciation                                         -        4,215      200,000
  Noncash Transactions;
   Write Down of Film Inventory                          -       30,000    2,593,500
  Changes in Operating Assets & Liabilities;
    Increase in Accounts Payable                     3,711        1,900       16,307
                                               ------------ ------------ ------------
    Net Cash Used by Operating Activities                -            -     (259,959)

Cash Flows from Investing Activities                     -            -           -
------------------------------------           ------------ ------------- -----------

Cash Flows from Financing Activities
------------------------------------
  Proceeds from the Sale of Common Stock                 -            -      127,500
  Contributed Capital                                    -            -       60,517
  Debt to Equity Conversion                              -            -       71,942
                                               ------------ ------------ ------------
    Net Cash Provided by Financing Activities            -            -      259,959
                                               ------------ ------------ ------------
    Increase (Decrease) in Cash                          -            -            -

    Cash at Beginning of Period                          -            -            -
                                               ------------ ------------ ------------
    Cash at End of Period                      $         -  $         -  $         -
                                               ============ ============ ============

Disclosure of Significant Operating Activities:
    Interest                                   $         -  $         -  $         -
    Taxes                                                -            -            -

Significant Noncash Transactions:
  Acquisition of Films and Videos
   Cassette as Contributed Capital                       -            -    2,447,000
  Acquisition of Property & Equipment                    -            -      200,000


 The accompanying notes are an integral part of these financial statements

                                    F-8

                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Organization
----------------------

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

NOTE #2 - Significant Accounting Policies
-----------------------------------------

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



                                    F-9
                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #3 - Non Cash Investing and Non Cash Financing Activities
--------------------------------------------------------------

In 1988, the Company issued 200,000 shares of its common stock to a related entity for assets valued at historical cost of $200,000.

The Company currently holds in its film inventory, films contributed to the Company by principal stockholders. In the year ended October 31, 1999, the Company wrote off 100% of the cost of these films, because it has no plans to aggressively market the films.

NOTE #4 - Public Stock Offering
-------------------------------

In 1979, the Company conducted an intrastate public offering of its common stock shares and issued 15,000,000 pre split, 300,000 post split shares for net proceeds of $127,500.

NOTE #5 - Income Taxes and Net Operating Loss Carryforwards
-----------------------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if provisions of the Internal Revenue Codes are met. These losses are as follows:

                          Year of                Loss          Expiration
                             Loss              Amount                Date
                         --------------------------------------------------
                             1986           $ 151,480                2001
                             1987               6,666                2002
                             1988                   -
                             1989                   -
                             1990             217,129                2005
                             1991              11,224                2006
                             1992              11,236                2007
                             1993              11,248                2008
                             1994              10,390                2009
                             1995              10,262                2010
                             1996              17,597                2011
                             1997               8,788                2012
                             1998              10,417                2013
                             1999              36,115                2014
                             2000               3,711                2015

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.


                                    F-10

                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #5 - Income Taxes and Net Operating Loss Carryforwards
-----------------------------------------------------------

                                                              2000        1999
                                                        ----------- -----------
  Current Tax Asset Value of Net Operating
    Loss Carryforwards at Current Prevailing
    Federal Tax Rate                                    $  170,999  $  170,999
  Evaluation Allowance at 100%
    Net Tax Assets                                        (170,999)   (170,999)
                                                        ----------- -----------
       Current Income Tax Expenses                       $       -   $       -
       Deferred Tax Expenses                                     -           -

NOTE #6 - Going Concern
-----------------------
The Company has sustained continued losses and currently has liabilities in excess of current assets. In addition, the Company has no revenue producing activities and is dependent upon its officers to provide its cash requirements. These factors indicate considerable doubt as to the Company's ability to continue as a going concern.

The Company's management seeks to raise additional capital by additional investment from outsiders in the Company's common stock.

NOTE #7 - Related Party Transactions
------------------------------------

The Company's principal shareholders contributed nine films to the Company for licensing and distribution. These films have been valued at historical cost or a discounted fair market value of $2,407,000. In 1999, the films were revalued to $-0- each because the Company has been unable to market them.

Additionally, the Company's President contributed 412 NTSC 3/4 inch format master video cassettes. These cassettes were valued at a historical cost of $40,000 and were revalued to have no current value.

NOTE #8 - Motion Picture Rights and Screen Plays
-------------------------------------------------
The Company holds the motion picture rights to thirty-six screen plays, three novels, two short stories and fifty story titles and synopses. These rights and screen plays have been recorded at net asset value to reflect predecessor value and provisions of FASB 53 limiting such assets to a three year life.



                                    F-11