Form 10QSB
period 2001-01-31
BOOK CORP OF AMERICA
filed 2001-04-19
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
  January 31, 2001                                            0-30653

                        BOOK CORPORATION OF AMERICA
               (Name of small business issuer in its chapter)


          Utah                                              87-0375228
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                        92117
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (858) 565-1073
                                                       -----------------

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

As of January 31, 2001, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.











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


       Condensed Balance Sheet as of January 31, 2001
         and October 31, 2000                                           F-2

       Unaudited Condensed Statement of Operations for
         the three months ended January 31, 2001 and 2000               F-3

       Unaudited Condensed Statement of Cash Flows for
         the three months ended January 31, 2001 and 2000               F-4

     Selected Notes to Unaudited Financial Statements                   F-5


                                     2
Item 2    Plan of Operation

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

                                     3
     The Company's limited resources include property and equipment that have been completely depreciated. In addition, the Company has been unable to market its films which are now more than twenty-five years old. The Company does not anticipate any future market developing for the films, and subsequently, in October 1999 the value of the films were written down to $-0- for each film. Because the Company's resources are limited to depreciated and unmarketable property, the company's ability to acquire a business opportunity with the entertainment industry may be affected.

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

                                     4
Methods of Participation of Acquisition

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


                                     5

PART II   OTHER INFORMATION

Item 1         Legal Proceedings
          None.

Item 2         Changes in Securities
          None.

Item 3         Defaults Upon Senior Securities
          None.

Item 4         Submission of Matters to a Vote of Security Holders
          None.

Item 5         Other Information
           None.

Item 6         Exhibits and Reports on Form 8-k

     (a) Exhibits - None


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



                                    Book Corporation of America



Date: April 18, 2001                /S/ William Messerli
                                    ---------------------------------------
                                    By: William Messerli
                                    President

Date: April 18, 2001                /S/ Phillip Yordan
                                    ---------------------------------------
                                    By: Phillip Yordan
                                    Treasurer



                                     7


                        Book Corporation of America

                            Financial Statements

                              January 31, 2001
                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheet
             January 31, 2001 (Unaudited) and October 31, 2000

                                                      January      October
                                                     31, 2001     31, 2000
                                                   ----------- ------------
                                                   (Unaudited)

      Assets

Current Assets                                     $        -  $         -
                                                   ----------- ------------

      Total Current Assets                         $        -  $         -
                                                   =========== ============

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                    $16,207      $16,107
  Taxes Payable                                           200          200
                                                   ----------- ------------

      Total Current Liabilities                        16,307       16,307

Stockholders' Equity
--------------------
  Common Stock Authorized 100,000,000 Shares,
   $0.005 Par Value; 2,349,540 Shares Issued
   & Outstanding                                       11,748       11,748
  Paid In Capital                                   3,041,711    3,041,711
  Deficit in Retained Earnings                     (3,069,766)  (3,069,766)
                                                   ----------- ------------

      Total Stockholders' Equity                      (16,307)     (16,307)
                                                   ----------- ------------

      Total Liabilities & Stockholders' Equity     $        -  $         -
                                                   =========== ============



                           See Accompanying Notes
                                    F-2

                        Book Corporation of America
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
                   For the Three Months Ended January 31

                                                 For the Three Months Ended
                                                      January      January
                                                     31, 2001     31, 2000
                                                  ------------ ------------

Revenues                                          $         -  $         -
--------                                          ------------ ------------

Expenses
--------
  Administrative Expenses                               1,814       36,111
                                                  ------------ ------------
     Net Loss                                     $    (1,814) $   (36,111)
                                                  ============ ============

     Net Loss Per Share of Common Stock           $     (0.00) $     (0.01)

     Weighted Average Number Of Shares
     Outstanding During Period                      2,349,540    2,349,540





                           See Accompanying Notes
                                    F-3

                        Book Corporation of America
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
                For the Nine Months Period Ended January 31

                                                         2001         2000
                                                   -----------  -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                       $   (1,814)  $   (3,711)
  Adjustments to Reconcile Net Loss to
  Changes in Operating Assets & Liabilities
   Increase in Accounts Payable                         1,814        3,711
                                                   -----------  -----------
      Net Cash (Used) by Operating Expenses                 -            -

Cash Flows from Investing Activities
------------------------------------
      Net Cash Flows from
      Investing Activities                                  -            -
                                                   -----------  -----------

Cash Flows from Financing Activities
------------------------------------

      Net Cash Provided (Used) by
      Financing Activities                                  -            -
                                                   -----------  -----------
      Increase (Decrease) in Cash                           -            -

      Cash at Beginning of Period                           -            -
                                                   -----------  -----------
      Cash at End of Period                        $        -   $        -
                                                   ===========  ===========

Disclosures for Operating Activities
------------------------------------

  Interest                                         $        -   $        -
  Taxes                                                     -            -





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

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period in which the sales are finalized with customers.
C. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
E. Operating expenses and all type of income are recognized in the period in which the activities occur.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.







                                    F-5
                        Book Corporation of America
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Non Cash Investing and Non Cash Financing Activities -Continued-
--------------------------------------------------------------------------

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