Form 10QSB
period 2001-04-30
BOOK CORP OF AMERICA
filed 2001-06-14
CIK 13156

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
   April 30, 2001                                          0-30653
   --------------                                         ---------

                        BOOK CORPORATION OF AMERICA
                   -------------------------------------
              (Name of small business issuer in its chapter)


            Utah                                         87-0375228
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                        92117
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (858) 565-1073
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

As of April 30, 2001, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.




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

PART  I   FINANCIAL INFORMATION
-------------------------------

Item 1    Financial Statements
------------------------------

Condensed Balance Sheet as of April 30, 2001
  and October 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Unaudited Condensed Statement of Operations for
  the three and six months ended April 30, 2001 and 2000 . . . . . . . . . . 4

Unaudited Condensed Statement of Cash Flows for
  the three and six months ended April 30, 2001 and 2000 . . . . . . . . . . 5

Selected Notes to Unaudited Financial Statements . . . . . . . . . . . . . . 6












                                     2
                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheet
              April 30, 2001 (Unaudited) and October 31, 2000

                                                             April                October
                                                          30, 2001               31, 2000
                                                        -----------            -----------
                                                        (Unaudited)
      Assets

Current Assets                                     $             -         $            -
--------------                                          -----------            -----------

      Total Current Assets                         $             -         $            -
                                                        ===========            ===========

     Liabilities & Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable                                 $        21,409         $       16,107
  Taxes Payable                                                200                    200
                                                        -----------            -----------
      Total Current Liabilities                             21,609                 16,307

Stockholders' Equity
--------------------
  Common Stock Authorized 100,000,000 Shares,
   $0.005 Par Value; 2,349,540 Shares Issued &
   Outstanding                                              11,748                 11,748
  Paid In Capital                                        3,041,711              3,041,711
  Deficit in Retained Earnings                          (3,075,068)            (3,069,766)
                                                        -----------            -----------
      Total Stockholders' Equity                           (21,609)               (16,307)
                                                        -----------            -----------
      Total Liabilities &
      Stockholders' Equity                         $             -         $            -
                                                        ===========            ===========




                          See Accompanying Notes
                                     3

                        Book Corporation of America
                       (A Development Stage Company)
                   Statements of Operations (Unaudited)
                        For the Three Months Ended
                     and the Six Months Ended April 30

                                                  For the Three Months                For the Six Months
                                                     Ended April 30                     Ended April 30,
                                            2001      2000      2001      2000
                                         --------- --------- --------- ---------
Revenues                                 $      -  $      -  $      -  $      -
--------                                 --------- --------- --------- ---------

Expenses
--------
 Administrative Expenses                 $  3,488  $  3,611  $  5,302  $  3,611
                                         --------- --------- --------- ---------

   Net Loss                              $ (3,488) $ (3,611) $ (5,302) $ (3,611)
                                         ========= ========= ========= =========

   Net Loss Per Share of
   Common Stock                          $  (0.00) $  (0.00) $  (0.00) $  (0.00)

   Weighted Average Number
   Of Shares Outstanding
   During Period                        2,349,540 2,349,540 2,349,540 2,349,540





                          See Accompanying Notes
                                     4

                        Book Corporation of America
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
                     For the Six Months Ended April 30

                                                              2001                 2000
                                                          ----------            ----------

Cash Flows from Operating Expenses
----------------------------------
 Net (Loss)                                                 $(3,488)              $(3,611)
 Adjustments to Reconcile Net Loss to
  Increase in Accounts Payable                                3,488                 3,611
                                                          ----------            ----------
   Net Cash (Used) by Operating Expenses                       -                     -

Cash Flows from Investing Activities
------------------------------------

   Net Cash Flows from
   Investing Activities                                         -                     -
                                                          ----------            ----------

Cash Flows from Financing Activities
------------------------------------

   Net Cash Provided (Used) by
   Financing Activities                                         -                     -
                                                          ----------            ----------
   Increase (Decrease) in Cash                                  -                     -

   Cash at Beginning of Period                                  -                     -
                                                          ----------            ----------
   Cash at End of Period                             $          -          $          -
                                                          ==========            ==========
Disclosures for Operating Activities
------------------------------------

 Interest                                            $          -          $          -
 Taxes                                                          -                     -



                          See Accompanying Notes
                                     5

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


                                  6
                     Book Corporation of America
                    (A Development Stage Company)
              Notes to Financial Statements -Continued-

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





                                  7
Item 2    Plan of Operation
----------------------------
For a complete understanding, this Plan of Operations should be read in conjunction with Part I- Item 1. Financial Statements to this Form 10-QSB.

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

                                  8

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

Sources of Opportunities
------------------------
     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

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

Criteria
--------
     The Company intends to focus its search for prospective business opportunities to the area of entertainment. However, should other opportunities become available, the Company may also consider opportunities outside the entertainment industry based on criteria outlined below.

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


                                  9
Methods of Participation of Acquisition
---------------------------------------
     Specific business opportunities will be reviewed and on the basis of that review the legal structure or method of participation deemed by management to be suitable will be selected. The Company may consider structures and methods such as leases, purchase and sale agreements, licenses, joint ventures, or other contractual arrangements and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures
----------
     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

Competition
-----------
     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies, organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals who are interested in a business opportunity. Many of these companies and groups have substantial financial and personal resources which give such companies considerable advantage over the Company.

Employees
---------
     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

     The Company has no cash on hand and has experienced losses from inception. As of October 31, 2001, the Company had liabilities amounting to $16,307. The Company has no material commitments for capital expenditures for the next twelve months.

     Should a business opportunity become available to the Company, the Company's management may seek to raise additional capital by investment from outsiders in the Company's common stock.



                                  10


PART II   OTHER INFORMATION
---------------------------
Item 1         Legal Proceedings
          None.

Item 2         Changes in Securities
          None.

Item 3         Defaults Upon Senior Securities
          None.

Item 4         Submission of Matters to a Vote of Security Holders
          None.

Item 5         Other Information
           None.

Item 6         Exhibits and Reports on Form 8-k

     (a) Exhibits - Exhibit 27- Financial Data Schedule


     (b) Reports on Form 8-k

     The Company filed a current report on Form 8-k April 6, 2001, in which the Company reported a change in certifying accountants.








                                  11


--------------------------------------------------------------------

                              SIGNATURES

--------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                Book Corporation of America


Date: June 12, 2001             By: /s/ William Messerli
                                ------------------------
                                President

Date: June 12, 2001             By: /s/ Philip Yordan
                                ----------------------
                                Treasurer







                                  11



--------------------------------------------------------------------

                              SIGNATURES

--------------------------------------------------------------------

                                In accordance with Section 12 of the
Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                Book Corporation of America


Date: June 12, 2001             By:
     ------------------------
                                President

Date: June 12, 2001             By:
     ----------------------
                                Treasurer










                                  13