Form 10QSB
period 2001-07-31
BOOK CORP OF AMERICA
filed 2001-09-14
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number
----------------------                             ------------------------
   July 31, 2001                                              0-30653

                        BOOK CORPORATION OF AMERICA
               ----------------------------------------------
               (Name of small business issuer in its chapter)

     Utah                                                  87-0375228
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                        92117
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code   (858) 565-1073
                                                      ---------------

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

As of July 31, 2001, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.









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





























                         [Left blank intentionally]



PART  I   FINANCIAL INFORMATION

Item 1         Financial Statements

                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheet

                                                        July       October
                                                    31, 2001      31, 2000
                                                 ------------  ------------
                                                  (Unaudited)
                                   Assets

Current Assets                                   $         -   $         -
--------------                                   ============  ============

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                               $    20,066   $    16,107
  Taxes Payable                                          200           200
                                                 ------------  ------------
     Total Current Liabilities                        20,266        16,307

Stockholders' Equity
--------------------
  Common Shares 100,000,000 Authorized;
   $0.005 Par Value 2,349,540 Shares
   Issued & Outstanding                               11,748        11,748
  Paid In Capital                                  3,041,711     3,041,711
  Accumulated Deficit                             (3,073,725)   (3,069,766)
                                                 ------------  ------------
     Total Stockholders' Equity                      (20,266)      (16,307)
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $         -   $         -
                                                 ============  ============




















                           See Accompanying Notes
                                     3

                        Book Corporation of America
                       (A Development Stage Company)
                    Statements of Operations (Unaudited)
             For the Three Months Ended July 31, 2001 and 2000
              and the Nine Months Ended July 31, 2001 and 2000

                                   For the Three          For the Nine
                                    Months Ended          Months Ended
                                    July       July       July        July
                                31, 2001   31, 2000   31, 2001    31, 2000
                               ---------- ---------- ----------  ----------

Revenues                       $       -  $       -  $       -   $       -
--------                       ---------- ---------- ----------  ----------

Expenses
--------
 Administrative Expenses             721      1,814      3,959      16,207
                               ---------- ---------- ----------  ----------
   Total Expenses                    721      1,814      3,959      16,207
                               ---------- ---------- ----------  ----------
   Net Loss                    $    (721) $  (1,814) $  (3,959)  $ (16,207)
                               ========== ========== ==========  ==========
   Net Loss Per Share of
   Common Stock                $   (0.00) $   (0.00) $   (0.00)  $   (0.00)

   Weighted Average Number
   Of Shares Outstanding
   During Period               2,349,540  2,349,540  2,349,540   2,349,540





























                           See Accompanying Notes
                                     4

                        Book Corporation of America
                       (A Development Stage Company)
                    Statement of Cash Flows (Unaudited)
                  For the Nine Months Period Ended July 31

                                                        2001          2000
                                                 ------------  ------------
Cash Flows from Operating Expenses
----------------------------------
 Net (Loss)                                      $      (721)  $    (1,814)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
 Changes in Operating Assets & Liabilities
  Increase in Accounts Payable                           721         1,814
                                                 ------------  ------------
   Net Cash (Used) by Operating Expenses                   -             -

Cash Flows from Investing Activities
------------------------------------

   Net Cash Provided by Investing Activities               -             -
                                                 ------------  ------------
Cash Flows from Financing Activities
------------------------------------

   Net Cash Provided by Financing Activities               -             -
                                                 ------------  ------------

   Increase (Decrease) in Cash                             -             -

   Cash at Beginning of Period                             -             -
                                                 ------------  ------------
   Cash at End of Period                         $         -   $         -
                                                 ============  ============
Disclosures for Operating Activities
------------------------------------
 Interest                                        $         -   $         -
 Taxes                                                     -             -





















                           See Accompanying Notes
                                     5

                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                               July 31, 2001

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

                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                               July 31, 2001

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

     The risks inherent in seeking a business interest are further complicated as a result of the fact that the Company is a dormant company, has limited resources and is unable to provide a prospective business opportunity with capital.

     The Company's limited resources include property and equipment that have been completely depreciated. In addition, the Company has been unable to market its films which are now more than twenty-five years old. The Company does not anticipate any future market developing for the films, and subsequently, in October 1999 the value of the films was written down to $- 0-. Because the Company's resources are limited to depreciated and unmarketable property, the Company's ability to acquire a business opportunity within the entertainment industry may be affected.

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

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the ability to market products, and numerous other factors which are difficult if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future.

     Generally, the Company will analyze all factors and circumstances and make a determination based upon a composite of available facts, without reliance upon any single fact as controlling.

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

Item 1         Legal Proceedings
          None.

Item 2         Changes in Securities
          None.

Item 3         Defaults Upon Senior Securities
          None.

Item 4         Submission of Matters to a Vote of Security Holders
          None.

Item 5         Other Information
           None.

Item 6         Exhibits and Reports on Form 8-k

     (a) Reports on Form 8-k - No reports on Form 8-k were filed during the quarter.

--------------------------------------------------------------------------


                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                     Book Corporation of America


Date: September 10, 2001             By: /s/ William Messerli
                                     ------------------------------------
                                     President

Date: September 10, 2001             By: /s/ Philip Yordan
                                     ------------------------------------
                                     Treasurer

--------------------------------------------------------------------------


                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                     Book Corporation of America


Date: September 10, 2001             By:
                                     ------------------------------------
                                     President

Date: September 10, 2001             By:
                                     ------------------------------------
                                     Treasurer









































                                     12