Form 10KSB
period 2001-10-31
BOOK CORP OF AMERICA
filed 2002-02-01
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
                                 (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       October 31, 2001
                                        ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ---------------    ---------------

                       Commission File Number 0-30653
                                             ---------

                        Book Corporation of America
                       -----------------------------
               (Name of small business issuer in its chapter)

          Utah                                           87-0375228
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                         92117
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (858) 565-1073
                                                       -----------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.005 par value, common voting shares
                  ---------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was: -0-

The aggregate market value of the issuer's voting stock held as of November 5, 2001, by non-affiliates of the issuer was approximately $10,486.

As of October 31, 2001, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.

Transitional Small Busines    Disclosure Format.  Yes [  ]  No [X]

Documents incorporated by reference: See Exhibits


     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statement by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

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

     The Company filed a Form 10-SB Registration Statement with the United State Securities and Exchange Commission ("SEC") on May 18, 2000, which registration became effective on July 18, 2000.

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

                                     2


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

     The Company's limited resources include property and equipment that have been completely depreciated. In addition, the Company has been unable to market its films which are now more than twenty-five years old. The Company does not anticipate any future market developing for the films, and subsequently, in October 1999, the value of the films were written down to $-0- for each film. Because the Company's resources are limited to depreciated and unmarketable property, the Company's ability to acquire a business opportunity within the entertainment industry may be affected.

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

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the ability to market products, and numerous other factors which are difficult if not impossible to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially augment management, or other factors.
                                     3

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


                                     4

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

     Additionally, the Company owns 412 NTSC 3/4 inch format master video cassettes. These cassettes were valued at a historical cost of $40,000, and have been revalued to $-0-.

     The Company holds the motion picture rights to thirty-six screen plays, three novels, two short stories and fifty story titles and synopses.


These rights and screen plays have no current net asset value.

Item 3.   Legal Proceedings.

     To the knowledge of management, there is no material litigation pending or threatened against the Company or its management. Further, the Company is not aware of any material pending or threatened litigation to which the Company or any of its directors, officers or affiliates are or would be a party.

Item 4.   Submission of Matters to a Vote of Securities Holders

          None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Market Price of and Dividends on the company's Common Equity and Other Shareholder Matters.

     The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BCAM. As of January 25, 2002, the Company had approximately 247 shareholders holding 2,349,540 common shares. Of the issued and outstanding common stock, approximately 349,540 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations from the first available date through the first available price are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.


                                          Closing Bid        Closing Ask
2001                                    High      Low       High      Low
----                                  -------   -------   -------   -------
Oct. 4 (First Available)                None      None      None      None

Nov.5 (First Available Price)            .03                None      None


                                     5

The above information was obtained from Pink Sheets, LLC, located at 304 Hudson Street, 2nd Floor, New York, New York 10013.

     Currently, none of the Company's common shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Utah law.

Recent Sales of Unregistered Securities

None.

Item 6.   Plan of Operation

     The Company has no cash on hand and has experienced losses from inception. As of October 31, 2001, the Company had total liabilities amounting to $37,786. The Company has no material commitments for capital expenditures for the next twelve months. In addition, the Company has no source of funds and is totally dependent on it officers and directors for any capital requirements.

     Should a business opportunity become available to the Company, the Company's management may seek to raise additional capital by investment from outsiders in the Company's common stock.


Item 7.   Financial Statements










                        Book Corporation of America
                       (A Development Stage Company)

                            Financial Statements

                              October 31, 2001
                                    and
                              October 31, 2000



/Letterhead/


                        Independent Auditors' Report
                       -----------------------------

Board of Directors
Book Corporation of America
(A Development Stage Company)

We have audited the accompanying balance sheets of Book Corporation of America, (a Utah corporation) (a development stage company), as of October 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the period July 24, 1987, (Inception) to October 31, 2001, and the years ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Book Corporation of America., as of October 31, 2001, and the results of its operations and its cash flows for the period July 24, 1987, (Inception) to October 31, 2001, and the years ended October 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #7 to the financial statements, the Company has an accumulated deficit and a negative net worth at October 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Bierwolf, Nilson & Associates

Salt Lake City, Utah
December 31, 2001

                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheets
                   For the Fiscal Years Ended October 31

                                                         2001        2000
                                                    ----------  ----------
    Assets

Current Assets                                      $    -      $    -
--------------                                      ==========  ==========

    Liabilities & Stockholders' Equity

Current Liabilities

  Accounts Payable                                  $  37,336   $  16,107
  Taxes Payable                                           450         200
                                                    ----------  ----------
    Total Current Liabilities                          37,786      16,307

Stockholders' Equity
--------------------
  Common Shares 100,000,000 Authorized;
    $0.005 Par Value 2,349,540 Shares
    Issued & Outstanding                               11,748      11,748
  Paid In Capital                                   3,041,711   3,041,711
  Accumulated Deficit                              (3,091,245) (3,069,766)
                                                    ----------  ----------
    Total Stockholders' Equity                        (37,786)    (16,307)
                                                    ----------  ----------
    Total Liabilities & Stockholders' Equity        $    -      $    -
                                                    ==========  ==========




 The accompanying notes are an integral part of these financial statements.
                                    F-3

                        Book Corporation of America
                       (A Development Stage Company)
                          Statements of Operations
                 For the Fiscal Years Ended October 31, and
         Accumulated for the Period November 22, 1978 (Inception)
                            to October 31, 2001

                                          2001       2000     Accumulated
                                       ---------- ----------  ------------

Revenues                               $       -  $       -   $   250,000
                                       ---------- ----------  ------------
Expenses
--------

  Administrative Expenses                 21,229      3,611        38,783
  Depreciation                                 -          -       200,000
  Production Costs                             -          -       132,448
  Write Down of Film Inventory                 -          -     2,563,500
  Write Off of Investments &
   Other Assets                                -          -       195,671
  Bad Debt                                     -          -       200,000
  Failed Offering Costs                        -          -         5,917
                                       ---------- ----------  ------------
     Total Expenses                       21,229      3,611     3,336,319
                                       ---------- ----------  ------------
     Net Loss Before Income Taxes        (21,229)    (3,611)   (3,086,319)

     Income Tax Expense                      250        100           350
                                       ---------- ----------  ------------
     Net Loss                          $ (21,479) $  (3,711)  $(3,086,669)
                                       ========== ==========  ============
  Net Loss Per Share                   $   (0.00) $   (0.00)

  Shares Outstanding                   2,349,540  2,349,540


 The accompanying notes are an integral part of these financial statements
                                    F-4


                        Book Corporation of America
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
      For the Period November 22, 1978 (Inception) to October 31, 2001

                                   Common Stock       Paid In   Accumulated
                                 Shares      Amount   Capital     Deficit
                               --------------------------------------------
Balance, (Inception)
November 22, 1978                      -    $      -  $      -  $        -

Issues Shares for Cash
at $0.425 Per Share(Restated)    300,000       1,500   126,000           -

Issued Shares for Literary
Production & Equipment
at $0.06 Per Share             6,999,540      34,998   383,444           -

Net Losses Incurred from
Inception to October 31, 1986                                     (442,609)
                               --------------------------------------------
Balance, October 31, 1986      7,299,540      36,498   509,444    (442,609)

Net Loss for Year Ended
October 31, 1987                                                    (6,666)
                               --------------------------------------------
Balance, October 31, 1987      7,299,540      36,498   509,444    (449,275)

No Operations for Year
Ended October 31, 1988

Balance, October 31, 1988      7,299,540      36,498   509,444    (449,275)

Capital Contribution                                    55,917

Net Income for Year
Ended October 31, 1989                                             144,629
                               --------------------------------------------
Balance, October 31, 1989      7,299,540      36,498   565,361     (304,646)

Shares Returned by
Shareholders for Cancellation (4,950,000)    (24,750)   24,750

Net Loss for Year
Ended October 31, 1990                                            (217,129)
                               --------------------------------------------
Balance, October 31, 1990      2,349,540      11,748   590,111    (521,775)



                                 Continued
                                    F-5


                        Book Corporation of America
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
      For the Period November 22, 1978 (Inception) to October 31, 2001

                                    Common Stock       Paid In  Accumulated
                                 Shares      Amount    Capital     Deficit
                               --------------------------------------------
Net Loss for Year Ended
October 31, 1991                                                   (11,224)
                               --------------------------------------------
Balance, October 31, 1991      2,349,540      11,748   590,111    (532,999)

Net Loss for Year Ended
October 31, 1992                                                   (11,236)
                               --------------------------------------------
Balance, October 31, 1992      2,349,540      11,748   590,111    (544,235)

Net Loss for Year Ended
October 31, 1993                                                   (11,248)
                               --------------------------------------------
Balance, October 31, 1993      2,349,540      11,748   590,111    (555,483)

Paid In Capital for
Contributed Assets                                   2,447,000

Net Loss for Year Ended
October 31, 1994                                                   (10,390)
                               --------------------------------------------
Balance, October 31, 1994      2,349,540      11,748 3,037,111    (565,873)

Net Loss for Year Ended
October 31, 1995                                                   (10,262)
                               --------------------------------------------
Balance, October 31, 1995      2,349,540      11,748 3,037,111    (576,135)

Contributed Capital                                      1,600

Net Loss for Year Ended
October 31, 1996                                                (2,434,597)
                               --------------------------------------------
Balance, October 31, 1996      2,349,540      11,748 3,038,711  (3,010,732)

Net Loss for Period Ended
October 31, 1997                                                    (8,788)
                               --------------------------------------------
Balance, October 31, 1997      2,349,540      11,748 3,038,711  (3,019,520)



                                 Continued
                                    F-6


                        Book Corporation of America
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
      For the Period November 22, 1978 (Inception) to October 31, 2001

                                    Common Stock        Paid In Accumulated
                                 Shares      Amount     Capital    Deficit
                               --------------------------------------------
Contributed Capital                                       3,000

Net Loss for Period Ended
October 31, 1998                                                   (10,420)
                               --------------------------------------------
Balance, October 31, 1998      2,349,540     11,748   3,041,711 (3,029,940)

Net Loss for the Year Ended
October 31, 1999                                                   (36,115)
                               --------------------------------------------
Balance, October 31, 1999      2,349,540     11,748   3,041,711 (3,066,055)

Net Loss for the Year Ended
October 31, 2000                                                    (3,711)
                               --------------------------------------------
Balance, October 31, 2000      2,349,540     11,748   3,041,711 (3,069,766)

Net Loss for the Year Ended
October 31, 2001                                                   (21,479)
                               --------------------------------------------
Balance, October 31, 2001      2,349,540  $  11,748  $3,041,711 $(3,091,245)
                               ============================================



 The accompanying notes are an integral part of these financial statements
                                F-7












                           Book Corporation of America
                          (A Development Stage Company)
                            Statements of Cash Flows
                       For the Years Ended October 31, and
            Accumulated for the Period November 22, 1978 (Inception)
                               to October 31, 2001

                                                  2001       2000   Accumulated
                                            ---------- ----------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                  $ (21,479) $  (3,711)  $(3,091,245)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities;
    Depreciation                                    -          -      200,000
  Noncash Transactions;
   Write Down of Film Inventory                     -          -    2,593,500
  Changes in Operating Assets & Liabilities;
    Increase in Accounts Payable               21,479      3,711        37,786
                                            ---------- ----------  ------------
    Net Cash Used by
    Operating Activities                            -          -     (259,959)

Cash Flows from Investing Activities                -          -             -
------------------------------------        ---------- ----------  ------------

Cash Flows from Financing Activities
------------------------------------

  Proceeds from the Sale of Common Stock            -          -      127,500
  Contributed Capital                               -          -       60,517
  Debt to Equity Conversion                         -          -       71,942
                                            ---------- ----------  ------------
    Net Cash Provided by
    Financing Activities                            -          -      259,959
                                            ---------- ----------  ------------

    Increase (Decrease) in Cash                     -          -             -

    Cash at Beginning of Period                     -          -             -
                                            ---------- ----------  ------------
    Cash at End of Period                   $       -  $       -   $         -
                                            ========== ==========  ============

Disclosure of Significant Operating Activities:
    Interest                                $       -  $       -   $         -
    Taxes                                           -          -             -

Significant Noncash Transactions:
  Acquisition of Films and Videos
   Cassette as Contributed Capital                  -          -     2,447,000
  Acquisition of Property & Equipment               -          -       200,000


 The accompanying notes are an integral part of these financial statements
                                    F-8

                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2001

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


                                 Continued
                                    F-9



                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2001

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

NOTE #5 - Income Taxes and Net Operating Loss Carryforwards
-----------------------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if provisions of the Internal Revenue Codes are met. These losses are as follows:

                          Year of              Loss            Expiration
                           Loss               Amount               Date
                        ----------         -----------        ------------
                             1987          $    6,666                2002
                             1988                   -
                             1989                   -
                             1990             217,129                2005
                             1991              11,224                2006
                             1992              11,236                2007
                             1993              11,248                2008
                             1994              10,390                2009
                             1995              10,262                2010
                             1996              17,597                2011
                             1997               8,788                2017
                             1998              10,417                2018
                             1999              36,115                2019
                             2000               3,711                2020
                             2001              21,479                2021

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

                                 Continued
                                    F-10

                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                              October 31, 2001

NOTE #5 - Income Taxes and Net Operating Loss Carryforwards
-----------------------------------------------------------

                                                         2001      2000
                                                     ---------- ----------
  Current Tax Asset Value of Net Operating
    Loss Carryforwards at Current Prevailing
    Federal Tax Rate                                 $ 127,929  $ 170,999
  Evaluation Allowance at 100%
    Net Tax Assets                                    (127,929)  (170,999)
                                                     ---------- ----------
       Current Income Tax Expenses                   $     -    $    -
       Deferred Tax Expenses                               -         -

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

NOTE #8 - Motion Picture Rights and Screen Plays
------------------------------------------------
The Company holds the motion picture rights to thirty-six screen plays, three novels, two short stories and fifty story titles and synopses. These rights and screen plays have been recorded at net asset value to reflect predecessor value and provisions of FASB 53 limiting such assets to a three year life.




                                    F-11




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During 2000, the Company's Certified Public Accountant, Darrell Schvaneveldt of Schvaneveldt and Company died. His practice was acquired by Crouch, Bierwolf & Associates, the Company's current Certified Public Accountants. Crouch, Beirwolf & Associates has since changed its name to Beirwolf, Nilson & Associates.


PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth the name, age and position of each executive officer and director and the term of office of each director of the Corporation.


NAME              AGE    POSITION                 DIRECTOR OR OFFICER SINCE
----------------  -----  ------------------------ -------------------------
William Messerli  68     President & Director     October 10, 1988

Philip Yordan     87     Treasurer & Chairman     November 22, 1978
                         of the Board of Directors

Daniel A. Yordan  52     Secretary                November 22, 1978

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




                                     18

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

                                     19

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

Item 10.  Executive Compensation

     The following chart sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last two completed fiscal years to the Registrant's or its principal subsidiaries' chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period and the expected compensation for the next twelve months.

                              SUMMARY COMPENSATION TABLE
               Annual Compensation                Long Term Compensation
                                                  Awards           Payouts
                                         Other    Restr
Name and                                 Annual   icted
Principal                       Bonus    Compen   Stock   Options  LTIP     Compen
Position       Year    Salary   $        sation   Awards  /SARs    Payout   sation
------------------------------------------------------------------------------------
William
 Messerli      2002    -0-      -0-      -0-      -0-     -0-      -0-      -0-
President &
 Director      2001    -0-      -0-      -0-      -0-     -0-      -0-      -0-
               2000    -0-      -0-      -0-      -0-     -0-      -0-      -0-

Philip
 Yordan        2002    -0-      -0-      -0-      -0-     -0-      -0-      -0-
Treasurer &
 Chairman      2001    -0-      -0-      -0-      -0-     -0-      -0-      -0-
 of the
 Board of
 Directors     2000    -0-      -0-      -0-      -0-     -0-      -0-      -0-

Philip
 Yordan, Jr.   2002    -0-      -0-      -0-      -0-     -0-      -0-      -0-
Secretary &
 Director      2001    -0-      -0-      -0-      -0-     -0-      -0-      -0-
               2000    -0-      -0-      -0-      -0-     -0-      -0-      -0-
                                     19

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of October 31, 2001, the name and the number of shares of the Registrant's Common Stock, par value of $0.005 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 2,349,540 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.


               Name and                 Amount and Nature
Title of       Address of               Beneficial            Percentage
Class          Beneficial Owner         Ownership (2)         of Class
----------     ----------------------   ------------------    -----------

Common         Philip Yordan (1,3)      1,000,000             42.56%
               4894 Mt. Elbrus
               San Diego, CA 92117

Common         William Messerli (1)     1,000,000             42.56%
               1800-5th St. Towers
               150 S. 5th St.
               Minneapolis, MN 55402

Common         Daniel Yordan (1)        0                     0%
               4894 Mt. Elbrus
               San Diego, CA 92117
--------------------------------------------------------------------------
               Officers, Directors and
               Nominees as a Group:     2,000,000             85.12%
               (3 people)
-------------------------------------------------------------------------

(1) Officer and/or director of the Company.


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

(3) Shares held by Philip Yordan are held in the name of Philip Yordan Productions, Inc., and are counted as shares held by Philip Yordan, as he may be deemed to be a beneficial owner of Philip Yordan Productions, Inc.

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

PART IV

Item 13.  Exhibits and Reports on Form 8-K

Exhibit
Number         Title of Document                            Location
----------     --------------------------------------       -------------
2.01           Articles of Incorporation                    As filed*

2.02           Amended Articles of Incorporation            As filed*

2.03           Bylaws                                       As filed*


*Incorporated herein by reference to the Company's Form 10-SB filed on May 18, 2000.




                                     21




--------------------------------------------------------------------------

                                 SIGNATURES


-------------------------------------------------------------------------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.



                                        Book Corporation of America


Date: January 29, 2002                  By: /s/ William Messerli
                                        ---------------------------------
                                        President

Date: January 29, 2002                  By: /s/ Philip Yordan
                                        ---------------------------------
                                        Treasurer







                                     22