Form 10QSB
period 2002-01-31
BOOK CORP OF AMERICA
filed 2002-03-22
CIK 13156

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB

             Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                          Commission File Number
 January 31, 2002                                      0-30653
 ----------------                                      -------

                    BOOK CORPORATION OF AMERICA
                   -----------------------------
           (Name of small business issuer in its chapter)


       Utah                                          87-0375228
-------------------------------              -------------------------
(State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization)

4894 Mt. Elbrus Drive, San Diego, California                   92117
--------------------------------------------                ----------
(Address of principal executive offices)                    (Zip Code)

    Issuer's telephone number, including area code (858) 565-1073
                                                    --------------
     Securities registered pursuant to section 12(b) of the Exchange
Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

As of January 31, 2002, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.

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





























                     [Left blank intentionally]

                                  2
PART  I   FINANCIAL INFORMATION

                     Book Corporation of America
                    (a development stage company)
                            Balance Sheet

                                                  January 31,   October 31,
                                                     2002          2001
                                                 ------------  ------------
                                                  (Unaudited)
                                Assets

Current assets                                   $     -       $     -
                                                 ------------  ------------
      Total current assets                       $     -       $     -
                                                 ============  ============

                  Liabilities & Stockholders' Equity

Current liabilities
-------------------

  Accounts payable                               $    47,877   $    37,336
  Taxes payable                                          450           450
                                                 ------------  ------------
      Total current liabilities                       48,327        37,786

Stockholders' equity
--------------------

  Common stock, 100,000,000 authorized
   shares of $.005 par value, 2,349,540
   shares issued and outstanding                      11,748        11,748
  Additional paid in capital                       3,041,711     3,041,711
  Accumulated deficit                             (3,101,786)   (3,091,245)
                                                 ------------  ------------
      Total stockholders' equity                     (48,327)      (37,786)
                                                 ------------  ------------
      Total liabilities &
      stockholders' equity                       $     -       $     -
                                                 ============  ============




            See accompanying notes to financial statements
                                  3
                     Book Corporation of America
                    (a development stage company)
                 Statements of Operations (Unaudited)

                                                For the Three Months Ended
                                    January 31,   January 31,   Accumulated
                                       2002          2001         Deficit
                                   ------------  ------------  ------------

Revenues                           $     -       $     -       $   250,000
--------                           ------------  ------------  ------------

Expenses
--------
  Administrative expenses          $    10,541   $     1,814   $    49,324
  Depreciation                           -             -           200,000
  Production costs                       -             -           132,448
  Write off of film inventory            -             -         2,563,500
  Write off of investments
   & other assets                        -             -           200,247
  Bad debt                               -             -           200,000
  Failed offering costs                  -             -             5,917
                                   ------------  ------------  ------------
     Total expenses                     10,541         1,814     3,351,436

     Taxes                               -             -               350
                                   ------------  ------------  ------------
     Net loss                      $   (10,541)  $    (1,814)  $(3,101,786)
                                   ============  ============  ============
     Net loss per share of
     common stock                  $     (0.00)  $     (0.00)

     Weighted average number
     of shares outstanding
     during period                   2,349,540     2,349,540




           See accompanying notes to financial statements.
                                  4

                     Book Corporation of America
                    (a development stage company)
                       Statement of Cash Flows

                                                For the Three Months Ended
                                    January 31,   January 31,   Accumulated
                                       2002          2001         Deficit
                                   ------------  ------------  ------------
Cash flows from
operating expenses
------------------
  Net (loss)                       $   (10,541)  $    (1,814)  $(3,101,786)
  Adjustments to reconcile
  net loss to net cash;
   Depreciation                          -             -           200,000
  Noncash transactions;
   Write down of film
   inventory                             -             -         2,593,500
  Changes in operating
  assets & liabilities;
   Increase in accounts
     payable                            10,541         1,814        48,327
                                   ------------  ------------  ------------
     Net cash (used) by
     operating expenses                  -             -          (259,959)

Cash flows from
investing activities
--------------------
     Net cash provided by
     investing activities                -             -             -
                                   ------------  ------------  ------------
Cash flows from
financing activities
--------------------
  Proceeds from the sale
   of stock                              -             -           127,500
  Contributed capital                    -             -            60,517
  Debt to equity conversion              -             -            71,942
                                   ------------  ------------  ------------
     Net cash provided  by
     financing activities                -             -           259,959

     Increase (decrease)
     in cash                             -             -             -

     Cash at beginning
     of period                           -             -             -
                                   ------------  ------------  ------------
     Cash at end of period         $     -       $     -       $     -
                                   ============  ============  ============
Disclosures for
operating activities
--------------------
  Interest                         $     -       $     -       $     -
  Taxes                                  -             -             -
  Acquisition of films and
  videos cassette as
  contributed capital                    -             -         2,447,000
  Acquisition of property
   & equipment                           -             -           200,000

           See accompanying notes to financial statements.
                                  5
                     Book Corporation of America
                    (a development stage company)
                    Notes to Financial Statements
                           January 31, 2002

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

                              Continued
                                  6
                     Book Corporation of America
                    (A Development Stage Company)
                    Notes to Financial Statements
                           January 31, 2002

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

                                  7
     Therefore, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company proposes to seek a business opportunity within the entertainment industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

     The Company's limited resources include property and equipment that have been completely depreciated. In addition, the Company has been unable to market its films which are now more than twenty-five years old. The Company does not anticipate any future market developing for the films, and subsequently, in October 1999 the value of the films was written down to $-0-. Because the Company's resources are limited to depreciated and unmarketable property, the Company's ability to acquire a business opportunity within the entertainment industry may be affected.

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

                                  8
     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for success of the opportunity; the potential for growth and expansion; the potential for profit; and other relevant factors.

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


                                  9
Competition

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



                                  10
--------------------------------------------------------------------

                              SIGNATURES

--------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                              Book Corporation of America


Date: March 19, 2002          By: /s/ William Messerli
                              -------------------------
                              President

Date: March 19, 2002          By: /s/ Philip Yordan
                              ---------------------
                              Treasurer