Form 10QSB
period 2002-04-30
BOOK CORP OF AMERICA
filed 2002-06-26
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  April 30, 2002                                               0-30653

                        BOOK CORPORATION OF AMERICA
               ---------------------------------------------
               (Name of small business issuer in its chapter)


     Utah                                                   87-0375228
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

1725 East Warm Springs Road, Suite 10, Las Vegas, Nevada            89119
   (Address of principal executive offices)                      (Zip Code)

     Issuer's telephone number, including area code        (702) 731-4111
                                                         ------------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

As of April 30, 2002, issuer had 2,349,540 shares of its $.005 par value common stock outstanding.









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

























                         [Left blank intentionally]
                                      2



PART  I   FINANCIAL INFORMATION

                        Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheet

                                                       April      October
                                                     30, 2002     31, 2001
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets

Current Assets                                     $    -       $    -
--------------                                     -----------  -----------

      Total Current Assets                         $    -       $    -
                                                   ===========  ===========

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                $     -       $   37,336
  Taxes Payable                                           450          450
                                                   -----------  -----------
      Total Current Liabilities                           450       37,786

Stockholders' Equity
--------------------
  Common Stock Authorized 100,000,000 Shares,
   $0.005 Par Value; 2,349,540 Shares Issued &
   Outstanding                                         11,748       11,748
  Paid In Capital                                   3,041,711    3,041,711
  Contributed Capital (Note 3)                         61,189        -
  Deficit in Retained Earnings                     (3,115,098)  (3,091,245)
                                                   -----------  -----------
      Total Stockholders' Equity                         (450)     (37,786)
                                                   -----------  -----------
      Total Liabilities &
      Stockholders' Equity                         $    -       $    -
                                                   ===========  ===========








              See accompanying notes to financial statements.
                                     3







                        Book Corporation of America
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                For the Three Months    For the Six Months
                                   Ended April 30         Ended April 30
                                   2002       2001       2002        2001
                               ---------- ---------- ----------  ----------
Revenues                       $     -    $    -     $     -     $    -
--------                       ---------- ---------- ----------  ----------
Expenses
--------
  Administrative
    Expenses                   $  13,312  $   3,488  $  23,853   $   5,302
                               ---------- ---------- ----------  ----------
     Net Loss                  $ (13,312) $  (3,488) $ (23,853)  $  (5,302)
                               ========== ========== ==========  ==========
     Net Loss Per Share
     of Common Stock           $   (0.01) $   (0.00) $   (0.01)  $   (0.00)

     Weighted Average
     Number Of Shares
     Outstanding
     During Period             2,349,540  2,349,540  2,349,540   2,349,540




              See accompanying notes to financial statements.
                                     4



                        Book Corporation of America
                       (A Development Stage Company)
                           Statement of Cash Flow
                                (Unaudited)

                                                   For the Six Months Ended
                                                    April 30,    April 30,
                                                      2002         2001
                                                   -----------  -----------
Cash Flows from Operating Expenses
----------------------------------

 Net (Loss)                                        $  (23,853)  $   (5,302)
 Adjustments to Reconcile Net Loss to
  Increase in Accounts Payable                        (37,336)       5,302
                                                   -----------  -----------
  Net Cash (Used) by Operating Expenses               (61,189)       -

Cash Flows from Investing Activities
------------------------------------

 Contributed Capital                                   61,189        -
                                                   -----------  -----------
   Net Cash Flows from
   Investing Activities                                61,189        -

Cash Flows from Financing Activities                    -            -
------------------------------------               -----------  -----------

   Net Cash Provided (Used) by
   Financing Activities                                 -            -

   Increase (Decrease) in Cash                          -            -

   Cash at Beginning of Period                          -            -
                                                   -----------  -----------
   Cash at End of Period                           $    -       $    -
                                                   ===========  ===========

Disclosures for Operating Activities
------------------------------------

 Interest                                          $    -       $    -
 Taxes                                                  -            -


              See accompanying notes to financial statements.
                                     5






                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                               April 30, 2002

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

                                     6


                        Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                               April 30, 2002

NOTE #3 -Contributed Capital
----------------------------

During the quarter ended April 30, 2002, an unrelated party contributed $61,189 to the Company which was used to satisfy its creditors.

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

     Since its inception the Company has sustained continued losses and currently has liabilities in excess of current assets. In addition, the Company has no revenue producing activities and is dependent upon
contributions to capital to provide for its cash requirements.   These
factors indicate considerable doubt as to the Company's ability to continue as a going concern. To date the Company has been unsuccessful in its efforts to develop its entertainment business.

     The Company is seeking business opportunities. In March 2002, REIT Consultants, LLC, a Nevada limited liability company acquired the controlling interest in the Company. In April 2002, the Company entered into a non-binding letter of intent with Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, to negotiate the possible acquisition of real estate holdings from Seashore in exchange for restricted shares of the Company's capital stock. Seashore is a real estate investment trust and is in the business of acquiring, selling and managing real estate holdings.


                                     7

     Pursuant to the terms of the letter of intent, the Company has agreed to attempt to negotiate a definitive agreement with Seashore setting forth the specific terms for the acquisition of real estate holdings. The Company intends to primarily acquire partial interests in a number of income producing properties throughout the United States. Given that Seashore is continously buying and selling real estate, and the fact that the Company has not negotiated the specific terms of a definitive agreement, it is impossible to know what properties, if any, the Company may acquire from Seashore. The Company has been waiting to negotiate the terms of a definitive agreement until such time as it can obtain shareholder approval to authorize the establishment of Preferred Shares to assure it has the ability to perform any agreement that might be reached with Seashore.

     By its terms, the letter of intent automatically terminates on June 30, 2002. If the Company is unable to execute a definitive agreement prior to that time, it may seek to extend the letter of intent if it believes that doing so is in the best interest of its shareholders. The Company does not know if Seashore has any interest in extending the termination date of the letter of intent.

     If the Company cannot negotiate a definitive agreement with Seashore, it has unrestricted discretion in seeking and participating in any other business opportunity, subject to the availability of such opportunities, economic conditions and other factors. The selection of a business opportunity is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

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

Sources of Opportunities

     If the Company is unable to negotiate a definitive agreement to acquire real estate holdings from Seashore, it is anticipated that business opportunities may be available to the Company from other sources, including its officer and director, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. If the Company has to seek other opportunities, it will investigate potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director as well as indirect associations between him and other businesses and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.


                                     8

Criteria

     Should the Company be unable to negotiate a definitive agreement with Seashore, it intends to focus its search for prospective business opportunities to the area of acquisition or interests in real estate holdings. However, should other opportunities become available, the Company may also consider opportunities outside the real estate industry based on criteria outlined below.

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

Employees

     The Company does not currently have any employees but relies upon the efforts of its officer and director to conduct the business of the Company. Should a business opportunity become available to the Company, the Company's management may seek to raise additional capital by investment from outsiders in the Company's common stock.

PART II   OTHER INFORMATION

Item 1         Legal Proceedings

          None.

Item 2         Changes in Securities

          None.

Item 3         Defaults Upon Senior Securities

          None.

Item 4         Submission of Matters to a Vote of Security Holders

     Although there have not been any matters submitted to security holders for their vote, the Company has filed a Preliminary Proxy Statement with the Securities and Exchange Commission and intends to submit matters at a shareholder meeting to be held this quarter. See Item 5.


                                     9

Item 5         Other Information

     The Company recently filed a Preliminary 14-A Proxy Statement with the Securities and Exchange Commission and is planning on holding a shareholder meeting within the next twenty to sixty days. The exact date of, and items to be voted upon at, the shareholder meeting will be set forth in a Definitive 14-A Proxy Statement to be filed with the Securities and Exchange Commission.


Item 6         Exhibits and Reports on Form 8-k

     (a) Reports on Form 8-k

     A report on Form 8-K was filed by the Company which was posted on EDGAR April 8, 2002. The current report cited a change in control under
Item 1 in which REIT Consultants, LLC, a Nevada limited liability company acquired 2,000,000 shares of restricted Common Stock of the Company held by William Messerli and Philip Yordan in a private transaction. At the time of this transaction, Mr. Messerli and Mr. Yordan were officers and directors of the Company.

     The Form 8-K also reported the resignation of directors under Item 6 in which the Company accepted the resignations of William Messerli and Philip Yordan.




                                     10

--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

  In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

                                     Book Corporation of America


Date: June 21, 2002                  By: /s/ Ronald Robinson
                                     --------------------------------
                                     President

Date: June 21, 2002                  By: /s/ Ronald Robinson
                                     --------------------------------
                                     Treasurer