Form 10QSB
period 2002-07-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2002-09-24
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number:
----------------------                              -----------------------
   July 31, 2002                                             0-30653


                    SECURED DIVERSIFIED INVESTMENT, LTD.
               Formerly Known as Book Corporation of America
              -----------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                 87-0375228
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)


1000 Quail Street, Suite 190, Newport Beach California              92660
     (Address of principal executive offices)                    (Zip Code)

     Issuer's telephone number, including area code     (949) 851-1069
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

As of September 1, 2002, issuer had 2,349,540 shares of its $.001 par value common stock outstanding.




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





     PART  I   FINANCIAL INFORMATION



                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                            Financial Statements
                               July 31, 2002








                                      2

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       (A Development Stage Company)
                               Balance Sheet

                                                        July       October
                                                     31, 2002     31, 2001
                                                   -----------  -----------
                                                   (Unaudited)
                                   ASSETS

Current Assets                                     $     -     $      -
--------------                                     ===========  ===========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

 Accounts Payable                                  $   20,752  $    37,336
 Taxes Payable                                            450          450
                                                   -----------  -----------
   Total Current Liabilities                           21,202       37,786

Stockholders' Equity
--------------------

 Preferred Shares 50,000,000 Authorized;
  $0.01 Par Value, Zero Issued & Outstanding             -
 -
 Common Shares 100,000,000 Authorized;
  $0.001 & $0.005 Par Value Respectively
  2,349,540 Shares Issued & Outstanding                 2,350       11,748
 Paid In Capital                                    3,051,109    3,041,711
 Contributed Capital                                   61,189         -
 Accumulated Deficit                               (3,135,850)  (3,091,245)
                                                   -----------  -----------
   Total Stockholders' Equity                         (21,202)     (37,786)
                                                   -----------  -----------
   Total Liabilities & Stockholders' Equity        $     -      $      -
                                                   ===========  ===========




              See accompanying notes to financial statements.
                                     3








                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                   For the Three         For the Nine
                                   Months Ended          Months Ended
                                  July       July       July        July
                                31, 2002   31, 2001   31, 2002    31, 2001
                               ---------- ---------- ----------  ----------
Revenues                       $    -     $    -     $    -      $    -
--------                       ---------- ---------- ----------  ----------

Expenses
--------

 Administrative Expenses          20,752        721     44,605       3,959
                               ---------- ---------- ----------  ----------
   Total Expenses                 20,752        721     44,605       3,959
                               ---------- ---------- ----------  ----------
   Net Loss                    $ (20,752) $    (721) $ (44,605)  $  (3,959)
                               ========== ========== ==========  ==========
   Net Loss Per Share of
   Common Stock                $   (0.01) $   (0.00) $   (0.02)  $   (0.00)

   Weighted Average Number
   Of Shares Outstanding
   During Period               2,349,540  2,349,540  2,349,540   2,349,540



              See accompanying notes to financial statements.
                                     4



                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                  For the Nine Months Ended
                                                     July 31,     July 31,
                                                       2002         2001
                                                   -----------  -----------
Cash Flows from Operating Expenses
----------------------------------

 Net (Loss)                                        $  (44,605) $    (3,959)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
 Changes in Operating Assets & Liabilities
  Increase (Decrease) in Accounts Payable             (16,584)       3,959
                                                   -----------  -----------
   Net Cash (Used) by Operating Expenses              (61,189)        -

Cash Flows from Investing Activities
------------------------------------

  Contributions to Capital                             61,189         -
                                                   -----------  -----------
   Net Cash Flows from
   Investing Activities                                61,189         -

Cash Flows from Financing Activities
------------------------------------

   Net Cash Provided (Used) by
   Financing Activities                                  -            -
                                                   -----------  -----------
   Increase (Decrease) in Cash                           -            -

   Cash at Beginning of Period                           -            -
                                                   -----------  -----------
   Cash at End of Period                           $     -     $      -
                                                   ===========  ===========

Disclosures for Operating Activities
------------------------------------

 Interest                                          $     -     $      -
 Taxes                                                   -            -

              See accompanying notes to financial statements.
                                     5





                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                               July 31, 2002

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



                                 Continued
                                     6

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       (A Development Stage Company)
                       Notes to Financial Statements
                               July 31, 2002

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

NOTE 5 - Subsequent Event
-------------------------

On July 23, 2002, the Shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada
corporation.   On September 9, 2002, a merger between Secured Diversified
Investment, Ltd., and Book Corporation of America was completed. Upon completion of the merger Secured Diversified Investment, Ltd., became the surviving corporation and Book Corporation of America was dissolved.

In addition to approving the change in domicile the shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's common stock from $.005 to $.001 and authorized 50,000,000 shares of Preferred Stock at a par value of $.01.




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

     On July 23, 2002, Book Corporation of America ("Book") held a special shareholder meeting. At the meeting, the shareholders approved a proposal to redomicle the Company from Utah to Nevada and to change the name of the Company. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada corporation. For the sole purpose of changing domicile from Utah to Nevada, Book formed Secured Diversified Investment, Ltd., a Nevada corporation ("SDI"). On September 9, 2002, a merger between Secured Diversified Investment, Ltd., and Book was completed. Upon completion of the merger SDI became the surviving corporation and Book was dissolved.

     In addition to approving the change of domicile, the shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.

     Since its inception the Company has sustained continued losses and currently has liabilities in excess of current assets. In addition, the Company has no revenue producing activities and is dependent upon
contributions to capital to provide for its cash requirements.   These
factors indicate considerable doubt as to the Company's ability to continue as a going concern. To date the Company has been unsuccessful in its efforts to develop its entertainment business and therefore is seeking other business opportunities.


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

     By its terms, the letter of intent automatically terminated on June 30, 2002, without a definitive agreement being reached. The Company and Seashore are continuing negotiations of a definitive agreement to set forth the specific terms for the acquisition of real estate holdings. The Company intends to primarily acquire partial interests in a number of income producing properties throughout the United States. Given that Seashore is continuously buying and selling real estate, and the fact that the Company has not negotiated specific terms of a definitive agreement, it is unclear at this time what properties the Company may acquire from Seashore.

     If the Company does not negotiate a definitive agreement with Seashore, it has unrestricted discretion in seeking and participating in any other business opportunity, subject to the availability of such opportunities, economic conditions and other factors. The selection of a business opportunity is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

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

SOURCES OF OPPORTUNITIES

     If the Company is unable to negotiate a definitive agreement to acquire real estate holdings from Seashore, it is anticipated that business opportunities may be available to the Company from other sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. If the Company has to seek other opportunities, it will investigate potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations with other businesses and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interest of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.



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

          None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

          None.



ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 23, 2002, Book Corporation of America ("Book") held a special shareholder meeting. At the meeting, the shareholders approved a proposal to redomicle the Company from Utah to Nevada and to change the name of the Company to Secured Diversified Investment, Ltd. In addition to approving the change of domicile and name, the shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.


ITEM 5         OTHER INFORMATION

     See Items 4 and 6.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 99.01 Certification of Ronald Robinson, President (Chief Executive Officer)

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended July 31, 2002. Subsequent to July 31, 2002, the Company filed a Current Report on Form 8-K on September 19, 2002. That Report is incorporated herein by this reference. The Current Report filed on September 19, 2002, disclosed that the Company had changed its domicile from Utah to Nevada and had changed its name to Secured Diversified Investment, Ltd. The Current Report also disclosed the appointment of new members to the Board of Directors, the resignation of Ronald Robinson as a director and officer of the Company and the appointment of new officers. Finally, the Current Report disclosed that at a Special Meeting of Shareholders held on July 23, 2002, the Company's shareholders had approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.



                                     11



___________________________________________________________________________

                                 SIGNATURES

___________________________________________________________________________

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                   SECURED DIVERSIFIED INVESTMENT, LTD.



Date: September 11, 2002           By: /S/ Ronald Robinson
                                      ------------------------------------
                                         Ronald Robinson, President and
                                         Secretary





















