Form 10KSB
period 2002-10-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-02-13
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       October 31, 2002
                                      --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         -------------    -------------

                       Commission File Number 0-30653
                                             --------

                    Secured Diversified Investment, Ltd.
                    ------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                 87-0375228
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

1000 Quail Street, Suite 190, Newport Beach, California            92660
-------------------------------------------------------          ----------
  (Address of principal executive office)                        (Zip Code)

     Issuer's telephone number, including area code     (949) 851-1069
                                                        ---------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   -------------------------------------
                              (Title of class)

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

The aggregate market value of the issuer's voting stock held as of February 11, 2003, by non-affiliates of the issuer was approximately $10,486.

As of February 11, 2003, the issuer had 2,349,540 shares of its $.001 par value common stock outstanding.

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

Item 1.   Description of Business

     Book Corporation of America ("Book") was incorporated under the laws of the State of Utah on November 22, 1978 for the purpose of (1) engaging primarily in the specific business of acquiring, developing, owning, selling, leasing, licensing, and otherwise dealing with literary properties and materials, copyrights, licenses, and other tangible and intangible properties in connection with artistic ideas and endeavors, and to carry on a negotiation for, production of, purchase of, sale, licensing, distribution, advertising, and promotion of all rights, privileges, and properties in the entertainment industry, including, but not limited to, all types of theatrical motion pictures, theatrical stage plays, television films, programs and commercials, radio recordings, books, and music publications and music recordings and (2) acting as principal, agent, joint venturer, partner, or in any other capacity which may be authorized or approved by the Board of Directors of Book. Book had no "parents" or "predecessors," as those terms are defined under the federal securities laws.

     In 1979, Book conducted an intrastate public offering of its common stock. On October 10, 1988, the common stock of the Book was reverse split 50 to 1, and the par value was changed from $0.01 to $.005 per share. Also in October 1988, Book acquired Sun Television Entertainment, Inc., bringing assets of 36 motion picture screenplays (subsequently valued at $-0-) and motion picture production equipment was transferred to Book by Visto International, Inc.

     Book filed a Form 10-SB Registration Statement with the United State Securities and Exchange Commission ("SEC") on May 18, 2000, which registration became effective on July 18, 2000.

     On July 23, 2002, Book held a special shareholder meeting. At the meeting, the shareholders approved a proposal to redomicle Book from Utah to Nevada and to change its name. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada corporation. For the sole purpose of changing domicile from Utah to Nevada, Book formed Secured Diversified Investment, Ltd., a Nevada corporation (the "Company"). On August 9, 2002, a merger between
Secured Diversified Investment, Ltd., and Book was completed.   Upon
completion of merger Secured Diversified Investment, Ltd., became the surviving corporation and Book was dissolved.

     On September 18, 2002, the OTCBB symbol for the Company's common stock was changed from BCAM to SCDI to reflect the name change.

     In addition to approving the change of domicile, the shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.

     Since its inception the Company has sustained continued losses and currently has liabilities in excess of current assets. In addition, the Company currently has no revenue producing activities and is dependent upon
its officers and directors to provide for its cash requirements.   These
factors indicate considerable doubt as to the Company's ability to continue as a going concern. To date the Company has been unsuccessful in its efforts to develop its entertainment business.

     As the Company has been unsuccessful in its pursuits to develop its entertainment business, it has been determined that the Company will pursue other business opportunities. Specifically, the Company has decided to pursue the acquisition of ownership interests in a portfolio of properties that are geographically and functionally diverse. The Company believes that by acquiring interests in properties that are geographically and functionally diverse its portfolio will be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. The Company is currently focusing on acquiring properties in markets with strong regional economies and where a sufficient number of properties are available to help insure a liquid market. To this end, the Company has entered into negotiations with Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, to acquire real estate holdings from Seashore in exchange for restricted shares of our Preferred and Common Stock. Seashore is a real estate investment trust and is in the business of acquiring, selling and managing real estate holdings.

     While the parties have not finalized all the terms of the agreement, it is anticipated that the Company will acquire two properties, interests in two limited liability companies, and a general partnership interest in a limited partnership in exchange for 3,630,000 shares of restricted common stock of the Company and 7,370,000 shares of Preferred Convertible Stock of the Company. The Preferred shares will have the same voting rights as the Common Stock. The primary assets of the limited liability companies and the limited partnership are real estate holdings. Following is a brief description of the assets the Company is proposing to acquire.

     Strip Mall, Orange, California
     ------------------------------

     The Company is seeking to acquire a strip mall which consists of six retail rental units totaling approximately 9,500 square feet located on Katella Avenue in Orange, California. Currently, five of the six units are rented. Upon acquisition, the Company intends to rent the final unit. The rental units are of varying sizes. One tenant, a clothing manufacturer, currently occupies 4,320 square feet or 45% of the strip mall. The strip mall is currently generating total monthly income of about $10,350 or $1.08 per square foot. The rental rates for the individual units range from $1.04 to $1.41 per square foot.

     The strip mall is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52 year term that expires in March 2017. The lease payment is $3,000 per month. Commencing June 1, 2007, the annual rent shall revert to 7% of the fair market value of the land. There is a first trust deed in the amount of $350,000, which is due and payable on August 15, 2003. The current monthly payment, which covers only interest, is $3,500. The interest rate is 12% per annum. There is also a second trust deed in the amount of $15,500. The monthly payment is $155 per month. This payment covers only the interest on the loan. The outstanding balance is approximately $5,000.00. Delinquent real property taxes for the 2001-2002 tax year in the amount of approximately $8,500 are due and owing.

     The fair market value of this strip mall is estimated to be approximately $600,000.

     Shopping Mall, Dickinson, North Dakota
     --------------------------------------

     The Company is seeking to acquire a 100% interest in the nearly 90,000 square foot enclosed T-Rex Mall Plaza in Dickinson, North Dakota. The T-Rex Mall is approximately 80% occupied at this time. The purchase price of the T-Rex Mall is $3,400,000.00. The Mall was recently appraised at $3,200,000.00. The outstanding indebtedness on the Mall is $1,475,000.00.

     Currently the ground on which the Mall is located is under contract for deed. Seashore has negotiated to sell the ground on which the Mall is built for $1,600,000.00 with a leaseback of the ground from the buyer. For the first year of the lease, the payment will be $13,708. Beginning the second year of the lease, the monthly lease payment will be adjusted annually in step with the consumer pricing index, but such increases shall not exceed 3% nor be less than 2% in any given year. The term of the ground lease will be 50 years. Between the 24th month and the 48th month of the lease, the Company will have the option to repurchase the ground. The price to buy back the ground will be $1,745,000. Following execution of the deed all outstanding obligations on the Mall structure will be paid in full and it will be owned free of all encumbrances.

     Travelodge, Dickinson, North Dakota
     -----------------------------------

     The Company is also negotiating the acquisition of a general partnership interest in a limited partnership. The primary asset of the limited partnership is a Travelodge Hotel in Dickinson, North Dakota. The general partnership interest represents a 49% interest in the limited partnership. The Travelodge is a 149 unit full service hotel and has the largest meeting facilities in Dickinson. A 125 seat restaurant and a 110 seat cocktail lounge are located in the Hotel. The Hotel is approximately 318,500 square feet.

     The Hotel is located just off of I-94 at exit 61 and Highway 22, and is near such attractions as the Theodore Roosevelt National Park, the Badlands, Dickinson State University, Dakota Dinosaur Museum, and a golf course.

     The limited partnership purchased the Travelodge for $4,000,000 in 2001. The total outstanding indebtedness is approximately $1,200,000.00. The first trust deed is $800,000.00 and the second trust deed is $400,000.00. The notes mature August and June 2003, respectively.

     The Hotel is currently losing money on a monthly basis. The Hotel will require approximately $250,000 in deferred maintenance in the immediate future.

     Strip Mall, Spencer Springs, Las Vegas, Nevada
     ----------------------------------------------

     The Company is seeking to acquire a 50% interest in a limited liability company that owns a strip mall in the Spencer Springs area of Las Vegas, Nevada. The strip mall is located near McCarren International Airport in an area surrounded by new complexes, high end residential developments, apartments and condominium projects. It is the only retail center in the immediate area. Spencer Springs has 14 retail rental units totaling 24,336 square feet. Currently approximately 23,136 square feet or 95% of the strip mall is currently occupied. The strip mall enjoys a mix of national, regional and local tenants.

     The strip mall was built in the early 1990's and has been well maintained. No significant renovations are anticipated in the immediate future.

     Spencer Springs is managed by Equity Group of Las Vegas, a professional property management group. The Company pays Equity Group a monthly fee of approximately $1,740 to manage Spencer Springs. The Company anticipates the retention of Equity Group to manage the properties.

     Spencer Springs has an estimated market value of $3,750,000. The outstanding indebtedness on Spencer Springs was approximately $2,135,000 on December 31, 2002. The note on the property matures in August 2008, with a balloon payment of approximately $1,900,000 due on maturity. The annual interest rate on the note is 9.7%.

     Pursuant to an agreement between Seashore and the other two members of the limited liability company that own Spencer Springs, Seashore is required to purchase the other 50% interest in the limited liability company by August 2003 for $1,800,000. The purchase price may be paid in cash or securities at the option of the other two members, one of whom is an officer and director of the Company. If Seashore is unable to meet this obligation by August 2003, the owners of the other 50% interest in the limited liability company are entitled to acquire Seashore's 50% interest for $100. If the Company acquires Seashore's interest in the limited liability company, the Company will be subject to this agreement.

     Decatur Square, Las Vegas, Nevada
     ---------------------------------

     Finally, the Company is seeking to acquire a 50% interest in a limited liability company that owns a strip mall known as Decatur Square. This strip mall is located on the corner of Decatur and Lake Mead Boulevard in Las Vegas, Nevada. It is in a prominent location with a high traffic count. Decatur Square is surrounded by mid to high end residential developments.
Decatur Square currently has 12 retail rental units totaling approximately 16,500 square feet. Currently, approximately 13,500 square feet or 82% of the strip mall is occupied. Upon acquisition, the Company will seek to lease the remaining unoccupied space. The units vary in size from 950 square feet to 2,000 square feet. Currently, there are three individual tenants that each rent more than 10% of our total square footage.

     Decatur Square was built in 1990 and has been well maintained. No significant renovations are anticipated in the immediate future.

     Decatur Square is also managed by Equity Group of Las Vegas, a professional property management group for a monthly fee of approximately $1,000. The Company anticipates the retention of Equity Group to manage the properties.

     The estimated fair market value of the property is $1,500,000. As of December 31, 2002, the property was encumbered for approximately
$1,090,000.  The rate of interest on this encumbrance is 9%.

     Pursuant to an agreement between Seashore and the other members of the limited liability company, with the acquisition of the Seashore's interest in the limited liability company, Seashore is required to purchase the other 50% interest in the limited liability company from its other two members by August 2003 for $770,000. The purchase price may be paid in cash or securities, at the option of the other two members, one of whom is an officer and director of the Company. If Seashore is unable to meet this obligation by August 2003, the owners of the other 50% interest in the limited liability company are entitled to acquire Seashore's 50% interest for $100. If the Company acquires Seashore's interest in the limited liability company, the Company will be subject to this agreement.

Employees

     The Company currently has 3 full time employees including its officers.


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

Item 2.   Description of Property

     The Company currently uses one-half of a 600 square foot office condominium located at 1000 Quail Street, Suite 190, in Newport Beach California for its corporate offices. The Company pays no rent for this space pursuant to a verbal agreement with its chief executive officer, Clifford L. Strand, who holds the lease on the office condominium. This free rent is of nominal value. The Company has no lease agreement with Mr. Strand and occupies the space subject to his will. If at any time Mr. Strand decides he needs or wants the space, the Company has no right to continue to occupy the space and could be forced to move. The Company is currently seeking new office space.

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

     As disclosed in Item 1 above, the Company is currently negotiating the acquisition of five properties from Seashore Diversified Investment, Ltd., for more information regarding the properties the Company is seeking to acquire, see Item 1, above.

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

Item 4.   Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of security holders during the quarter ended October 31, 2002.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Market Price of and Dividends on the Company's Common Equity and Other Shareholder Matters.

     The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol SCDI. As of January 24, 2003, the Company had approximately 247 shareholders holding 2,349,540 common shares. Of the issued and outstanding common stock, approximately 349,540 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations from the first available date through the first available price are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.


                                     Closing Bid          Closing Ask
2001                              High        Low       High         Low
----                            ---------  ---------  ---------   ---------
Oct. 4 (First Available)              .07        .03       None        None
thru Dec. 31

2002
----
Jan. 2 thru                           .07        .05       None        None
Mar. 28

Apr. 1 thru                           .06        .06       None        None
June 28

July 1 thru                           .08        .06       None        None
Sept. 30

Oct. 1 thru                           .08        .08       None        None
Dec 31

     The above information was obtained from Pink Sheets, LLC, located at 304 Hudson Street, 2nd Floor, New York, New York 10013.

     Currently, none of the Company's common shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law.

Recent Sales of Unregistered Securities

     None.

Item 6.   Plan of Operation

     Our plan of operation for the next twelve months is to acquire ownership interests in a portfolio of properties that are geographically and functionally diverse. The Company believes that by acquiring properties that are geographically and functionally diverse its portfolio will be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. The Company is currently focusing on acquiring properties in markets with strong regional economies and where a sufficient number of properties are available to help insure a liquid market.

     Specifically, as discussed above, the Company is currently in negotiations with Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, certain real estate holdings from Seashore in exchange for restricted shares of our Preferred and Common Stock. Seashore is a real estate investment trust and is in the business of acquiring, selling and managing real estate holdings.

     While the parties have not finalized all the terms of an agreement, the Company is seeking to acquire two properties, interests in two limited liability companies, and a general partnership interest in a limited partnership in exchange for 3,630,000 shares of restricted common stock of the Company and 7,370,000 shares of Preferred Convertible Stock of the Company. The Preferred shares will have the same voting rights as the Common Stock. The primary assets of the limited liability companies and the limited partnership are real estate holdings.

     In addition to acquiring real estate holdings from Seashore, the Company will seek to acquire up to twelve additional real estate properties in the next twelve months. The Company has identified potential acquisition properties in Newport Beach, California, Bismark North Dakota, Las Vegas, Nevada, Wichita, Kansas and Texas. The Company will primarily seek to acquire properties either through the issuance of its preferred and common stock or through the use of tenants in common agreements. The Company will rely on the experience and contacts of current management and the board of directors to assist it in identifying suitable acquisition candidates.


     As of October 31, 2002, the Company had $20,074 cash on hand and has experienced losses from inception. As of October 31, 2002, the Company had total liabilities amounting to $75,958. Since inception the Company has sustained continued losses. Currently, the Company currently has no revenue producing activities and is completely dependent upon its officers
and directors to provide for its cash requirements.   These factors
indicate considerable doubt as to the Company's ability to continue as a going concern. Moreover, while the Company hopes to be successful in its efforts to acquire and manage real estate holdings, there is no guarantee that the Company will be successful. Many factors, some of which may be beyond the control of the Company, may make it difficult or impossible for the Company to be successful in its new business pursuits. These factors include, but are not limited to the ability of the Company to locate, identify and acquire properties that can be operated or sold at a profit; the ability of the Company to acquire properties for its securities or pursuant to tenants in common agreements, as noted herein, the Company has very limited cash or other assets available to it to use for the acquisition of properties; the ability of management to efficiently manage and operate the properties it acquires, particularly given that the Company will seek to acquire properties in diverse markets; changes in interest rates; regional economic downturns in markets where the Company owns properties or a general economic downturn across the country; and the inability of the to liquidate properties in downturning markets.

Item 7.   Financial Statements

[This space intentionally left blank.]



SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Financial Statements
October 31, 2002


/Letterhead/

INDEPENDENT AUDITOR'S REPORT
----------------------------


Stockholders and Directors
Secured Diversified Investment, Ltd.

We have audited the accompanying balance sheet of Secured Diversified Investment, Ltd., as of October 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Diversified Investment, Ltd., at October 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates
Salt Lake City, UT
February 7, 2003




SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Balance Sheet

                                                       October     October
                                                      31, 2002    31, 2001
                                                     ----------  ----------

Assets
Current Assets
--------------
  Cash                                               $  20,074   $    -
                                                     ----------  ----------
   Total Assets                                      $  20,074   $    -
                                                     ==========  ==========

Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                   $  20,532   $  37,336
  Taxes Payable                                           -            450
  Interest Payable                                         426        -
  Related Party Note Payable (Note #3)                  55,000        -
                                                     ----------  ----------
     Total Current Liabilities                          75,958      37,786

Stockholders' Equity
--------------------
  Preferred Shares 50,000,000 Authorized;
   $0.01 Par Value, Zero Issued & Outstanding             -           -
  Common Shares 100,000,000 Authorized;
   $0.001 & $0.005 Par Value Respectively
   2,349,540 Shares Issued & Outstanding                 2,350      11,748
  Paid In Capital                                    3,051,109   3,041,711
  Contributed Capital                                   61,189        -
  Accumulated Deficit                               (3,170,532) (3,091,245)
                                                     ----------  ----------
     Total Stockholders' Equity                        (55,884)    (37,786)
                                                     ----------  ----------
     Total Liabilities & Stockholders' Equity        $  20,074   $    -
                                                     ==========  ==========





See accompanying notes to financial statements


SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Statement of Operations

                                      October      October
                                     31, 2002      31, 2001   Accumulated
                                   ------------  ------------  ------------
Revenues                           $     -      $      -      $    250,000
--------                           ------------  ------------  ------------
  Total Revenues                         -             -           250,000

Operating Expenses
------------------
  Bad Debt                               -             -           200,000
  Depreciation                           -             -           200,000
  Failed Offering Costs                  -             -             5,917
  General & Administrative              14,473        21,229        53,256
  Production Costs                       -             -           132,448
  Professional Fees                     64,381         -            64,381
  Write Down of Film Inventory           -             -         2,563,500
  Write Off of Investments &
   Other Assets                          -             -           200,247
                                   ------------  ------------  ------------
     Total Operating Expenses           78,854        21,229     3,419,749
                                   ------------  ------------  ------------
     Operating Income (Loss)           (78,854)      (21,229)   (3,169,749)

Other Income (Expense)
----------------------
  Interest (Expense)                      (433)         -             (433)
                                   ------------  ------------  ------------
     Total Other (Expense)                (433)         -             (433)

     Income Tax Expense                   -              250           350
                                   ------------  ------------  ------------
     Net (Loss)                    $   (79,287) $    (21,479) $ (3,170,532)
                                   ============  ============  ============
     Basic and Diluted Income
     (Loss) per Share              $     (0.03) $      (0.00)

     Weighted Average
     Common Shares                   2,349,540     2,349,540


See accompanying note to financial statements

SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Statements of Stockholders' Equity
For the Period November 1, 2000 to October 31, 2002


                              Common    Common     Paid in  Contributed Accumulated
                              Shares     Stock     Capital     Capital       Deficit
                          -----------------------------------------------------------
Balance, November
1, 2000                   2,349,540  $ 11,748  $3,041,711   $    -      $ (3,069,766)

Net Loss for the
Year Ended
October 31, 2001               -         -           -            -          (21,479)
                          -----------------------------------------------------------
Balance, October
31, 2001                  2,349,540    11,748   3,041,711         -       (3,091,245)

Contributions to
Capital                        -         -           -          61,189          -

Change in Par Value
from $.005 to $.001            -       (9,398)      9,398         -             -

Net Loss for the
Year Ended
October 31, 2002               -         -           -            -          (79,287)
                          -----------------------------------------------------------

Balance,
October 31, 2002          2,349,540  $  2,350  $3,051,109   $   61,189  $ (3,170,532)
                          ===========================================================

















See accompanying note to financial statements

SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Statement of Cash Flows

                                                October       October
                                               31, 2002      31, 2001    Accumulated
                                             ------------  ------------  ------------
Cash Flows from Operating Expenses
----------------------------------
 Net (Loss)                                  $   (79,287) $    (21,479) $ (3,170,532)
 Contributions to Capital                         61,189         -            61,189
 Adjustments to Reconcile Net Loss to
 Net Cash Used by Operating Activities:
  Depreciation                                     -             -           200,000
  Write Down of Film Inventory                     -             -         2,593,500
 Changes in Operating Assets & Liabilities
  Increase in Interest Payable                       426         -               426
  Increase (Decrease) in Accounts Payable        (17,254)       21,479        20,532
                                             ------------  ------------  ------------
   Net Cash (Used) by Operating Expenses         (34,926)        -          (294,885)

Cash Flows from Investing Activities               -             -             -
------------------------------------         ------------  ------------  ------------

   Net Cash Flows from
   Investing Activities                            -             -             -

Cash Flows from Financing Activities
------------------------------------
 Proceeds from the Sale of Common Stock            -             -           127,500
 Contributed Capital                               -             -            60,517
 Debt to Equity Conversion                         -             -            71,942
 Issuance of Note Payable - Related Party         55,000         -            55,000
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Financing Activities                           55,000         -           314,959
                                             ------------  ------------  ------------
   Increase (Decrease) in Cash                    20,074         -            20,074

   Cash at Beginning of Period                     -             -             -
                                             ------------  ------------  ------------
   Cash at End of Period                     $    20,074  $      -      $     20,074
                                             ============  ============  ============

Disclosures for Operating Activities
------------------------------------

 Interest                                    $         7  $      -      $          7
 Taxes                                             -             -             -

Significant Noncash Transactions
--------------------------------
 Acquisition of Films and Video
   Cassettes as Contributed Capital          $     -      $      -      $  2,447,000



See accompanying note to financial statements


SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Notes to Financial Statements
October 31, 2002

NOTE 1 - Nature of Operations
-----------------------------

The Company was incorporated under the laws of the state of Utah on November 22, 1978. The Company amended its Articles of Incorporation, authorizing 100,000,000 shares of common stock having a par value of $0.001 per share.

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

Continued


SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Notes to Financial Statements
October 31, 2002


NOTE 2 - Significant Accounting Policies (Continued)
----------------------------------------

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


NOTE 3 - Related Party Note Payable
-----------------------------------

During the year, the Company issued a promissory note to a company whose shareholders are directors of Secured Diversified Investment, Ltd. The principal sum of the unsecured note is $55,000. The note is due and payable on September 30, 2003 together with interest accruing on the outstanding principal balance at the rate of 9% per annum. As of October 31, 2002 the total accrued interest on the note was $426.

                                                                October      October
The Company has the following notes payable obligations:         2002         2001
                                                             -----------  -----------
Convertible note payable to investor is due on demand
 plus accrued interest at a rate of 5% per annum.            $   55,000  $     -
                                                             -----------  -----------
   Totals                                                    $   55,000  $     -
   Less Current Maturities                                      (55,000)       -
                                                             -----------  -----------
   Total Long-Term Notes Payable                             $    -      $     -
                                                             ===========  ===========

Following are maturities of long-term debt for each of the next five years:

                                                             Year              Amount
                                                             ----------   -----------
                                                             2003        $    55,000
                                                             2004              -
                                                             2005              -
                                                             2006              -
                                                             Thereafter        -
                                                                          -----------
                                                             Total       $    55,000
                                                                          ===========

Continued


SECURED DIVERSIFIED INVESTMENT, LTD.
Formerly Book Corporation of America
Notes to Financial Statements
October 31, 2002


NOTE 4 - Stockholders' Equity
-----------------------------

During the year, the Company changed it's Articles of Incorporation to change the par value of the Company's common stock from $.005 to $.001 and authorized 50,000,000 shares of Preferred Stock at a par value of $.01.

NOTE 5 - Contributed Capital
----------------------------

During the quarter ended April 30, 2002, an unrelated party contributed $61,189 in cash to the Company which was used to satisfy debts incurred during the course of business.

NOTE 6 - Going Concern
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements.

NOTE 7 -  Subsequent Events
---------------------------

While the parties have not finalized all the terms of the agreement, it is anticipated that the Company will acquire two properties, interests in two limited liability companies, and a general partnership interest in a limited partnership in exchange for 3,630,000 shares of restricted common stock of the Company and 7,370,000 shares of Preferred Convertible Stock of the Company. The Preferred shares will have the same voting rights as the Common Stock. The primary assets of the limited liability companies and the limited partnership are real estate holdings.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth the name, age and position of each director and executive officer and the term of office of each.


                                                          DIRECTOR OR
 NAME                     AGE    POSITION                 OFFICER SINCE
 ----------------         ----   --------------------     ---------------
 William Biddle           73     Director                 September 2002
                                 Vice President           September 2002

 Munjit Johal             47     Chief Financial Officer September 2002
                                 Secretary                September 2002

 Jay Kister               28     Director                 September 2002

 Sumyie Onodera-Leonard   74     Director                 September 2002

 Pamela Padgett           47     Director                 September 2002

 Clifford L. Strand       56     Chairman of the Board    September 2002
                                 President                September 2002

 Gernot Trolf             59     Vice President           September 2002
                                 Chief Operating Officer September 2002

     Each director serves for a period of one year or until his successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

     William S. Biddle. Director and Vice President, Marketing. Mr. Biddle has over 37 years experience in the real estate industry, he is a member of the Society of Exchange Counselors. Mr. Biddle is a past recipient of the Clifford P. Weaver Memorial Award a national award for the most creative exchange. He is also a past president of National Exchange Counselors. In 1979, he received the designation of Certified Commercial Investment Member from the National Association of Realtors. Mr. Biddle currently owns two brokerages. He purchased Commercial Brokers, a commercial real estate brokerage firm in Las Vegas, Nevada, in 1993. He founded Friendly Hills Realty, a brokerage specializing in high end residential real estate in 1987. Friendly Hills Realty's principal office is located in Whittier, California.



     Munjit Johal. Chief Financial Officer and Secretary. Mr. Johal has broad experience in accounting, finance and management in the public
sector.   Since 1998, Mr. Johal has served as the Chief Financial Officer for Diffy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

     Jay Kister. Director. Since June 2001, Mr. Kister has been employed with Blossom Valley Mortgage, Inc. Mr. Kister currently serves as a Loan Broker. From April 1999 to June 2001, Mr. Kister was a Personal Banker for San Diego National Bank. He was primarily responsible opening and servicing commercial accounts and commercial loans. From May 1998 to April 1999, Mr. Kister worked for Bank of America performing essentially the same functions as he performed for San Diego National Bank. Mr. Kister earned a Bachelor of Arts degree in Spanish from Weber State University in Ogden, Utah in August 1997.

     Sumyie Onodera-Leonard. Director. From 1967 to 1986, Mrs. Onodera-Leonard served as a professor at California State University, Los Angeles, specializing in the areas in family finance and home management. She has a BA in Business Administration and a Masters degree in Secondary Education in 1957 and 1967 respectively from California State University, Los Angeles. Mrs. Onodera-Leonard also earned a Masters degree in Home Management from Michigan State University in East Lansing, Michigan in 1961. She is also a senior gold medalist, U.S. National Champion and world-record holder in her age group in the 800 meter run.

     Pamela Padgett. Director. Since 1994, Ms. Padgett has worked as a real estate broker. Since March 2002, Ms. Padgett has been affiliated with The Phoenix Group Realtors as an independent real estate agent. From 2000 through March 2002, she was affiliated as Keller Williams Realty. Ms. Padgett also works as an independent agent for Uncommon Sense Enterprises a company she founded in 1994 and continues to own.

     Clifford L. Strand. Chairman of the Board of Directors and President. Mr. Strand has 35 years experience in the real estate industry as a broker, investor and strategist. Since January 2001, Mr. Strand has served as Senior Vice President, Interim President and President of Seashore Diversified Investment Company, a Maryland real estate investment trust, where he was primarily responsible for managing and directing the affairs of the Company. Seashore specializes in the acquisition, disposition and management of real estate and investment properties. From 1984 to 2001, Mr. Strand was self employed as an independent real estate broker. During that time, Mr. Strand represented a diverse clientele consisting of banks, savings and loan institutions, universities, celebrities and corporations. From 1979 to 1984, Mr. Strand served as president of Capital Newport Mortgage Company, which became part of the Capital Companies. Mr. Strand has a Certificate in Real Estate from East Los Angeles Community College.



     Gernot Trolf. Vice President and Chief Operating Officer. Since 1996, Mr Trolf has served as the Chief Operating Officer of Seashore Diversified Investment Company, a real estate investment trust. As the Chief Operating Officer, Mr. Trolf was primarily responsible for overseeing the day-to-day operations of the company. In 1993, he founded and continues to own AATIC a private commodity brokerage. From 1994 to 1997, Mr. Trolf owned The Stagecoach Restaurant a continental restaurant specializing in Austrian, German and continental fare in Alpine, California. From 1994 to 1996, Mr. Trolf was the Director of Food and Beverage for the Algonquin Hotel in New York and held to same position at the Regency Hotel in New York from 1991 to 1994. Mr. Trolf was the General Manager of the Nova Park Hotel in New York from 1979 to 1982. Mr. Trolf is a former vice president of the Food & Beverage Association of America and a member of the Board of Directors of The 400,000 Committee for Austrians living abroad. Mr. Trolf speaks German, French, English, Spanish and Norwegian.

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

Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10-SB. Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that the officers and directors of the Company inadvertently failed to timely file Form 5s for the fiscal year ended October 31, 2002. They are currently in the process of preparing and filing those forms.

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

[This space intentionally left blank.]

SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                         Annual Compensation           Awards  ----------------------
                      ------------------------        -------  Payouts
                                                Other   Restr  --------------     All
Name and                                       Annual   icted                   Other
Principal                                Bonus Compen   Stock  Options   LTIP  Compen
Position              Year      Salary       $ sation  Awards    /SARS Payout  sation
------------------    ----   ---------  ------ ------  ------   ------ ------  ------
Clifford L. Strand    2002        -0-     -0-    -0-     -0-      -0-    -0-     -0-
President & Chairman
of the Board of
Directors

William Messerli      2002        -0-     -0-    -0-     -0-      -0-    -0-     -0-
Former President      2001        -0-     -0-    -0-     -0-      -0-    -0-     -0-
Former Director       2000        -0-     -0-    -0-     -0-      -0-    -0-     -0-

-------------------------------------------------------------------------------------

Compensation of Directors

     None.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

     Currently, there are no employment contracts between the Company and any of its officers or directors. The Company, however, has formed a compensation committee to consider extending employment contracts to some or all of the Company's officers.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of February 11, 2002, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 2,349,540 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.
24



Title of  Name and Address of                Amount and Nature of   Percentage of
Class     Beneficial Owner                   Beneficial Ownership   Class
--------  -------------------                --------------------   --------------
Common    William S. Biddle(2)               -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660

Common    Munjit Johal                       -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660

Common    Jay Kister                         -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660

Common    Sumyie Onodera-Leonard(2)          -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660

Common    Pamela Padgett                     -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660

Common    REIT Consultants, LLC(2)           2,000,000              85%
          1725 East Warm Springs Road
          Suite 10
          Las Vegas, Nevada 89119

Common    Clifford L. Strand(2)              -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660

Common    Gernot Trolf                       -0-                    -0-
          1000 Quail Street, Suite 190
          Newport Beach California 92660
-----------------------------------------------------------------------------
          Officers, Directors and Nominees
          as a Group:                        -0-                    -0-
          (6 people)
-----------------------------------------------------------------------------

(1) Officer and/or director of the Company.

(2) The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the Company and proceeds from sales of shares). REIT Consultants, LLC ("REIT") is the registered owner of 2,000,000 shares of Company common stock. REIT is a manager managed limited liability company. Ronald Robinson is the manager of REIT. The profits and losses of the limited liability company are allocated according to the percentage ownership of the total member interests. No member has the right to demand or receive any distribution from a limited liability company in any form other than cash.

     REIT has five members   all of which are trusts.  The trustees of the
trusts, which are members of REIT, are as follows: William S. Biddle is the trustee of the William S. Biddle Family Trust, which owns a 16.7% interest in ; Sumyie Onodera-Leonard is the trustee of the Sumyie N. Onodera Family Trust, which owns a 25% interest in ; Robert J. Leonard is the trustee of the Robert J. Leonard Family Trust, which owns a 25%
interest in    Robert J. Leonard is the spouse of Sumyie Onodera-Leonard;
Clifford L. Strand is the trustee of the C. L. Strand Trust, which owns a 16.7% interest in ; and Myra and Wayne Sutterfield are the trustees of the Wayne Sutterfield Family Trust which owns a 16.6% interest in . These individuals, in their capacity as trustees, or spouses of trustees, could be deemed to have beneficial ownership in the number of shares of the Company owned by that corresponds to the trust's percentage ownership in because of the respective trust's rights of ownership.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     During the quarter ended October 31, 2002, the Company issued a promissory note to a company whose shareholders are directors of the Company. The principal sum of the unsecured note is $55,000. The note is due and payable on September 30, 2002, together with interest accruing on the outstanding principal balance at the rate of 9% per annum. As of October 31, 2002, the total accrued interest was $426.

     The Company currently uses one-half of a 600 square foot office condominium located at 1000 Quail Street, Suite 190, in Newport Beach California for its corporate offices. The Company pays no rent for this space pursuant to a verbal agreement with its chief executive officer, Clifford L. Strand, who holds the lease on the office condominium. This free rent is of nominal value. The Company has no lease agreement with Mr. Strand and occupies the space subject to his will. If at any time Mr. Strand decides he needs or wants the space, the Company has no right to continue to occupy the space and could be forced to move.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.

     On September 19, 2002, the Company filed a Current Report on Form 8-K disclosing that pursuant to approval of the Company's shareholders at a special meeting of shareholders on July 23, 2002, the Company had merged with Secured Diversified Investment, Ltd., a Nevada corporation, for purposes of redomiciling the Company to Nevada. The Current Report also disclosed a change in the par value of the Company's common stock from $.005 to $.001, and the authorization of 50,000,000 shares of Preferred Stock with a $.01 par value. Finally, the Current Report disclosed an increase in the board of directors from one to five directors and disclosed the names and biographical information of new board members of the Company.

     On October 2, 2002, the Company filed a Current Report on Form 8-K disclosing that the Company had determined it to be in the best interest of the Company to change its fiscal year end from October 31, 2002 to December 31, 2002. Subsequent amendments to the October 2, 2002, Current Report were filed on October 3, 2002 and November 18, 2002, to supplement the disclosure of the October 2, 2002 Current Report.

(b)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit 99.1   Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.


Item 14.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

  (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

27



--------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                     Secured Diversified Investment, Ltd.



Date: February 12, 2003              /s/ Clifford L. Strand
                                     ------------------------------------
                                     Clifford L. Strand,
                                     Chief Executive Officer




Date: February 12, 2003              /s/ Munjit Johal
                                     -----------------------------------
                                     Munjit Johal,
                                     Chief Financial Officer



CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Clifford L. Strand, hereby, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Secured Diversified Investment, Ltd., (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 12, 2003                /s/ Clifford L. Strand
                                  -----------------------------
                                  Clifford L. Strand,
                                  Chief Executive Officer



CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Munjit Johal, hereby, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Secured Diversified Investment, Ltd., (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 12, 2003                /s/ Munjit Johal
                                       ----------------------------
                                       Munjit Johal,
                                       Chief Financial Officer