Form 10-KT
period 2002-12-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-04-15
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended ________________________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from
                    November 1, 2002 to December 31, 2002
                  ---------------------------------------

                      Commission File Number  0-30653
                                              --------
                    Secured Diversified Investment, Ltd.
              -----------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                 87-0375228
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

5030 Campus Drive, Newport Beach, California                       92660
--------------------------------------------                      -------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (949) 851-1069
                                                    -----------------------
Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   --------------------------------------
                              (Title of class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes [  ]  No [X ]

The aggregate market value of the issuer's voting stock held as of March 31, 2003, by non-affiliates of the issuer was approximately $10,486.

As of March 31, 2003, the issuer had 5,979,540 shares of its $.001 par value common stock outstanding.

Transitional Small Business    Disclosure Format. Yes [  ]  No [X]
Documents incorporated by reference:  None
___________________________________________________________________________

                             TABLE OF CONTENTS

___________________________________________________________________________
                                   PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .9

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 10

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 10

ITEM 6    PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 12

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 22

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . 22

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 25

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 26

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 28

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 29

ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30


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

     Book filed a Form 10-SB Registration Statement with the United States Securities and Exchange Commission ("SEC") on May 18, 2000, which registration became effective on July 18, 2000.

     In March 2002, control of the Company was acquired by REIT Consultants, LLC. ("REIT"), when it acquired 2,000,000 shares of Company common stock from the then contolling shareholders. REIT is a manager managed limited liability company. Ronald Robinson is the manager of REIT.
REIT has five members   all of which are trusts.  The trustees of the
trusts, which are members of REIT, are as follows: William S. Biddle is the trustee of the William S. Biddle Family Trust, which owns a 16.7% interest in REIT; Sumyie Onodera-Leonard is the trustee of the Sumyie N. Onodera Familty Trust, which owns a 25% interest in REIT; Robert J. Leonard is the trustee of the Robert J. Leonard Family Trust, which owns a
25% interest in REIT   Robert J. Leonard is the spouse of Sumyie Onodera-
Leonard; Clifford L. Strand is the trustee of the C.L. Strand Trust, which owns a 16.7% interest in the LLC; and Myra and Wayne Sutterfield are the trustees of the Wayne Sutterfield Family Trust which owns a 16.6% interest in REIT.

     At that time, REIT acquired the controlling interest in the Company, William Messerli, Philip Yordan and Daniel Yordan resigned as officers and directors of the Company. Ronald Robinson became the sole officer and director of the Company.

     On July 23, 2002, Book held a special shareholder meeting. At the meeting, the shareholders approved a proposal to redomicile Book from Utah to Nevada and to change its name. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada corporation. For the sole purpose of changing domicile from Utah to Nevada, Book formed Secured Diversified Investment, Ltd., a Nevada corporation (the "Company"). On August 9, 2002, a merger between Secured Diversified Investment, Ltd., and Book was completed. Upon completion of merger Secured Diversified Investment, Ltd., became the surviving corporation and Book was dissolved.

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

     In September 2002, Ronald Robinson resigned as the sole officer and director of the Company and the current officers and directors were appointed to their respective positions.

     Since its inception the Company has sustained continued losses and currently has liabilities in excess of current assets. In addition, through the end of the transition period, the Company had no revenue producing activities and was dependent upon its officers and directors to provide for its cash requirements. These factors indicate considerable doubt as to the Company's ability to continue as a going concern. To date the Company has been unsuccessful in its efforts to develop its entertainment business.

     Because of the Company's failure to develop its entertainment business, management of the Company decided to pursue the acquisition of ownership interests in a portfolio of real estate properties that are geographically and functionally diverse. The Company believes that by acquiring interests in properties that are geographically and functionally diverse its portfolio will be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. The Company is currently focusing on acquiring properties in markets with strong regional economies and where a sufficient number of properties are available to help insure liquidity.

     To this end, on March 31, 2003, the Company consummated an Asset Purchase Agreement with Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, whereby the Company acquired certain real estate holdings from Seashore in exchange for restricted shares of its Preferred and Common Stock. Seashore is a real estate investment trust and is in the business of acquiring, selling and managing real estate holdings.

     Specifically, the Company acquired two properties, interests in two limited liability companies, and a general partnership interest in a limited partnership in exchange for 3,630,000 shares of restricted common stock of the Company and 7,370,000 shares of Series A Convertible Preferred Stock of the Company. The Company's Series A Convertible Preferred shares have the same voting rights as the Common Stock. The primary assets of the limited liability companies and the limited partnership are real estate holdings. Following is a brief description of the interests the Company has acquired.

     Katella Center, Orange, California
     ----------------------------------
     The Company has acquired a 100% ownership interest in a strip mall which consists of six retail rental units totaling approximately 9,500 square feet located on Katella Avenue in Orange, California. Currently, five of the six units are rented. The Company is currently trying to rent the final unit. The rental units are of varying sizes. One tenant, a clothing manufacturer, currently occupies 45% of the strip mall. The rental rates for the individual units range from $1.04 to $1.41 per square foot. The strip mall is currently generating monthly net cash flow of approximately $3,535.

     The strip mall is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52-year term that expires in March 2017. The ground lease payment is currently $3,000 per month. Commencing June 1, 2007, the annual ground lease payment shall revert to 7% of the fair market value of the land. There is a first trust deed in the amount of $350,000, which is due and payable on August 15, 2003. The current monthly payment, which covers only interest, is $3,500. The interest rate is 12% per annum. Late charges on late payments in the amount of $1,080 are also due. There is also a second trust deed in the amount of approximately $15,500. The monthly payment is $155 per month. This payment covers only the interest on the loan. The outstanding balance is approximately $4,800. This note has matured. The lender has verbally agreed to extend the note and no late fees are being charged at this time. The Company is currently seeking to refinance both the first and second trust deeds.

     As of January 31, 2003, delinquent real property taxes in the amount of approximately $11,800 are owed. There are also additional penalties of approximately $2,100 due and owing. Penalties accrue at a rate of $104 per month.

     The fair market value of this strip mall is estimated to be approximately $600,000.

     Shopping Mall, Dickinson, North Dakota
     --------------------------------------
     The Company has acquired a 100% ownership interest in the nearly 90,000 square foot enclosed T-Rex Mall Plaza in Dickinson, North Dakota. The T-Rex Mall is approximately 75% occupied at this time. The Mall was appraised at $3,200,000 on April 24, 2002.

     The 6.66 acres of ground on which the Mall is located was recently sold to a third party for $1,645,000 with a leaseback of the ground from the buyer. For the first year of the ground lease, the monthly lease payment will be $13,708. Beginning the second year, the ground lease payment will be adjusted annually in step with the consumer pricing index, but such increases shall not exceed 3% nor be less than 2% in any given year. The term of the ground lease will be 50 years. Between the 24th month and the 48th month of the lease, the Company will have the option to repurchase the ground provided the lease is still in effect and the lessor is not in default. The price to buy back the ground will be $1,745,000. Following the 48th month, the price to repurchase the ground lease will be $1,845,000 or ten times the next year's lease amount from the date of the exercise of the option, whichever is greater. Clifford L. Strand, a Company officer and director was paid a commission of $25,000 in connection with the sale of the 6.66 acres underlying the Mall and subsequent lease back of that property.

     The $1,645,000 was used to pay the outstanding obligations on the Mall structure, which is now unencumbered. In connection with the acquisition of the Mall, the Company assumed obligations of Seashore to pay $567,000 in currently unsecured debts owed by Seashore. Of these debts, $500,000 is due to a family trust that is managed by a director of the Company. The $67,000 obligation is due to a director of the Company for funds advanced on behalf of Seashore in connection with the Mall.

     The Company is currently seeking to retain the services of a management company in Dickinson, North Dakota to manage this property.

     Currently, the average rent per square foot received  is approximately
$.52.

     Hospitality Inn, Dickinson, North Dakota
     ----------------------------------------
     The Company has also acquired a general partnership interest in a limited partnership. The primary asset of the limited partnership is a Hospitality Inn, formerly a Travelodge Hotel, in Dickinson, North Dakota. The general partnership interest represents a 49% interest in the limited partnership. The Inn is a 149-unit full service hotel and has the largest meeting facilities in Dickinson. A 125-seat restaurant and a 110-seat cocktail lounge are located in the Inn. The Inn is approximately 318,500 square feet.

     The Inn is located just off of I-94 at exit 61 and Highway 22, and is near such attractions as the Theodore Roosevelt National Park, the Badlands, Dickinson State University, Dakota Dinosaur Museum, and a golf course.

     The limited partnership purchased the Inn for $4,000,000 in 2001. There is a first trust deed on the Inn in the amount of $800,000.00 and a second trust deed in the amount of $400,000.00. These notes mature August and June 2003, respectively. Both the first and second trust deeds are currently in default and payments are not being made on either trust deed.

     The Inn is losing money on a monthly basis. Currently, the outstanding accounts payable total approximately $300,000. The Inn also owes approximately $37,000 in federal taxes. The Inn also requires approximately $250,000 in deferred maintenance in the immediate future.

     The limited partnership has entered into a contract to sell the Hospitality Inn to a third party for $2,400,000. Following closing, the first and second trust deeds will be extinguished and the limited partnership will receive a residential lot in Poway, California valued at no less than $1,200,000. The lot is vacant and unencumbered. Pursuant to the terms of the contract of sale, the limited partnership is required to cure the $300,000 in accounts payable. The buyer of the Inn has agreed to help pay certain accounts payable, not to exceed $50,000. The limited partnership will be responsible to resolve the remaining outstanding accounts payable. It is anticipated that the limited partnership will borrow against the Poway lot to raise the funds to pay this obligation.

     Finally, the limited partnership agreement provides that the Company, as general partner, must buy out the limited partners for $2,000,000 in June 2003. Some of the limited partners are officers and/or directors of the Company. At this time, the Company is negotiating a buyout of the limited partners with shares of the Company's Series B Convertible Preferred Stock. If the Company defaults on its obligation to buyout the limited partners, the Company's 49% interest in the limited partnership reverts back to the limited partnership.

     Strip Mall, Spencer Springs, Las Vegas, Nevada
     ----------------------------------------------
     The Company has acquired a 50% interest in a limited liability company that owns a strip mall in the Spencer Springs area of Las Vegas, Nevada. The strip mall is located near McCarren International Airport in an area surrounded by new complexes, high end residential developments, apartments and condominium projects. It is the only retail center in the immediate area. Spencer Springs has 14 retail rental units totaling 24,336 square feet. Currently, approximately 23,136 square feet or 95% of the strip mall is occupied. The strip mall enjoys a mix of national, regional and local tenants.

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

     Pursuant to an agreement between Seashore and the other members of the limited liability company that own Spencer Springs, Seashore is required to purchase the other 50% interest in the limited liability company by August 2003 for $1,000,000. The purchase price may be paid in cash or securities at the option of the other members, one of whom is an officer and director of the Company. If the Company is unable to meet this obligation by August 2003, the owners of the other 50% interest in the limited liability company are entitled to acquire the Company's 50% interest for $100.

     For the year ended December 31, 2002, Spencer Springs generated net income of $27,224. Pursuant to the limited liability company operating agreement, however, all of the depreciation on the property is retained by the managing members of the LLC, which did not include Seashore. This resulted in a taxable gain of approximately $41,600 to Seashore even though there was only net income of $27,224. If the Company is not successful in buying out the managing members of the limited liability company or renegotiating the operating agreement, it could be confronted with the same dilemma in the 2003 tax year of having to report a net income with no corresponding cash flow.

     Decatur Square, Las Vegas, Nevada
     ---------------------------------
     The Company also acquired a 50% interest in a limited liability company that owns a strip mall known as Decatur Square. This strip mall is located on the corner of Decatur and Lake Mead Boulevard in Las Vegas, Nevada. It is in a prominent location with a high traffic count. Decatur Square is surrounded by mid to high end residential developments.

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

     Pursuant to the limited liability company operating agreement, the Company is required to purchase the remaining 50% interest in the limited liability company from its other five members by August 2003. The Company is negotiating an agreement with those other limited liability company members to acquire their interests for 1,552,480 shares of Series B Convertible Preferred Stock of the Company valued at $.50 per share and $123,760. One of the limited liability company members is the family trust which is managed by an officer and director of the Company. That trust will receive approximately 317,000 shares of the Series B Convertible Stock.

     The Company is negotiating the sale of Decatur Square to an independent third party. If the property is sold, two officers and directors of the Company will receive commissions in connection with the sale in the amount of $25,000 and $30,000 respectively. It is anticipated that the commissions will be paid in Series B Convertible Preferred Stock valued at $.50 per share.

     Office Building, Newport Beach, California
     ------------------------------------------
     The Company also recently acquired a 18% interest in a limited liability company, Diversified Commercial Brokers, LLC for $81,675. The remaining 82% interest in Diversified is owned by two directors of the Company. The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California. In November 2002, the office building was appraised at $1,150,000. The building is currently subject to a first trust deed in the amount of $740,000 and a second trust deed in the amount of $110,000.

     The land on which the office building sits is leased. The ground lease payment is currently $2,340 per month. The ground lease adjusts to $3,610 on July 1, 2004 and will adjust again to equal 8% of the market value of the leased premises on July 1, 2009. The lease expires on June 30, 2034, with two ten-year options which could extend the lease to June 30, 2054.

     The office building contains twelve office suites, eleven of which are currently being rented out. It is anticipated that the final office suite will be rented in the near future. The average rent per square foot is approximately $1.55.

     The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges Diversified $750 a month in management fees

     With the acquisition of these and other properties, the Company hopes to become a financially viable business. Currently, however, the Company has liabilities in excess of current assets. Moreover, through the end of the transition period, the Company had no revenue producing activities and was dependent upon its officers and directors to provide for its cash requirements. These factors indicate considerable doubt as to the Company's ability to continue as a going concern.

Employees

     The Company currently has four full time employees including its officers. The Company anticipates hiring up to two additional employees during the next twelve months.

Reports to Security Holders

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

Item 2.   Description of Property

     The Company's executive offices are located at 5030 Campus Drive in Newport Beach, California. The Company pays $1,000 per month for the space it leases. The Company's lease expires in January 2006.

     As disclosed in Item 1 above, the Company recently acquired interests in six properties. For more information regarding these properties see
Item 1, above.

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

Item 4.   Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of security holders during the transition period from November 1, 2002 to December 31, 2002.




                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     Market Price of and Dividends on the Company's Common Equity and Other Shareholder Matters.

     The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol SCDI. As of March 31, 2003, the Company had approximately 248 shareholders holding 5,979,540 common shares. Of the issued and outstanding Common Stock, approximately 349,540 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the Company's Common Stock from the first available date through the first available price are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.


                                          Closing Bid        Closing Ask
2001                                 High        Low       High         Low

Oct. 4 (First Available)              .07        .03       None        None
thru Dec. 31

2002
Jan. 2 thru                           .07        .05       None        None
 Mar. 28
Apr. 1 thru                           .06        .06       None        None
 June 28
July 1 thru                           .08        .06       None        None
 Sept. 30
Oct. 1 thru                           .08        .08       None        None
 Dec 31

     The above information was obtained from Pink Sheets, LLC, located at 304 Hudson Street, 2nd Floor, New York, New York 10013.

     Currently, none of the Company's common shares are subject to outstanding options or warrants to purchase common equity of the Company. The Company's common shares are subject to conversion of the Company's outstanding convertible preferred stock. The Company's currently outstanding 7,370,000 shares of Series A Convertible Preferred Stock cannot be converted to common shares of the Company for 36 months from the date they were issued. Thereafter, they may be converted at any time on a one share for one share basis so long as the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the date of conversion is greater than or equal to the purchase price per share originally paid for the Series A shares. If the average bid price per share is lower than the purchase price paid per share, the holder of the Series A shares shall be entitled to convert at a rate equal
to the purchase price divided by the common stock price.   The Company has
not yet issued, but anticipates issuing at least 1,552,480 shares of Series B Convertible Preferred shares. The Series B shares cannot be converted until 24 months from the date they are issued. The Series B shares are converted at the same rate as the Series A shares.

     The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law.

Recent Sales of Unregistered Securities

     On March 31, 2003, the Company issued 3,630,000 restricted Common shares and 7,370,000 restricted Series A Convertible Preferred shares to Seashore Diversified Investment Company in exchange for interests in two properties, membership interests in two limited liability companies and a general partnership interest in a limited partnership. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

Item 6.   Plan of Operations

     Our plan of operations for the next twelve months is to operate the properties we recently acquired and to acquire additional ownership interests in a portfolio of properties that are geographically and functionally diverse. The Company believes that by acquiring properties that are geographically and functionally diverse its portfolio will be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. The Company is currently focusing on acquiring properties in markets with strong regional economies and where a sufficient number of properties are available to help insure a liquid market.

     In addition to real estate holdings the Company acquired from Seashore, it will seek to acquire up to twelve additional real estate properties in the next twelve months. The Company has identified potential acquisition properties in Newport Beach, California, Bismark North Dakota, Wichita, Kansas and Texas. The Company will primarily seek to acquire properties either through the issuance of its preferred and common stock or through the use of tenants in common agreements. The Company will rely on the experience and contacts of current management and the board of directors to assist it in identifying suitable acquisition candidates.
                                     11

     As of December 31, 2002, the Company had $6,058 cash on hand and has experienced losses from inception. As of December 31, 2002, the Company had total current liabilities amounting to $68,111. Since inception the Company has sustained continued losses and has an accumulated operating loss since inception of $3,425,066. As of December 31, 2002, the Company had no revenue producing activities and is completely dependent upon its
officers and directors to provide for its cash requirements.   These
factors indicate considerable doubt as to the Company's ability to continue as a going concern. Moreover, while the Company hopes to be successful in its efforts to acquire and manage real estate holdings, there is no guarantee that the Company will be successful. Many factors, some of which may be beyond the control of the Company, may make it difficult or impossible for the Company to be successful in its new business pursuits. These factors include, but are not limited to the ability of the Company to locate, identify and acquire properties that can be operated or sold at a profit; the ability of the Company to acquire properties for its securities or pursuant to tenants in common agreements, as noted herein, the Company has very limited cash or other assets available to it to use for the acquisition of properties; the ability of management to efficiently manage and operate the properties it acquires, particularly given that the Company will seek to acquire properties in diverse markets; changes in interest rates; regional economic downturns in markets where the Company owns properties or a general economic downturn across the country; and the inability of the to liquidate properties in downturning markets.

Item 7.   Financial Statements

                   [This space intentionally left blank.]

































                                     12











                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                            Financial Statements
                             December 31, 2002

/Letterhead/




                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------


Stockholders and Directors
Secured Diversified Investment, Ltd.

We have audited the accompanying balance sheet of Secured Diversified Investment, Ltd., as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Diversified Investment, Ltd., at December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles, in the United States of America.

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


/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
Salt Lake City, UT
March 28, 2003


                                     14


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                               Balance Sheet

                                                               December 31,
                                                                   2002
                                                              -------------
                                   Assets
Current Assets
--------------
  Cash                                                        $      6,058
                                                              -------------
   Total Assets                                               $      6,058
                                                              =============
                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                            $     21,347
  Related Party Note Payable (Note #3)                              46,764
                                                              -------------
     Total Current Liabilities                                      68,111

Stockholders' Equity
  Preferred Shares 50,000,000 Authorized;
   $0.01 Par Value, Zero Issued & Outstanding                        -
  Common Shares 100,000,000 Authorized;
   $0.001 & $0.005 Par Value Respectively
   2,349,540 Shares Issued & Outstanding                             2,350
  Paid In Capital                                                 3,051,109
  Contributed Capital                                               61,189
  Accumulated Deficit                                           (3,176,701)
                                                              -------------
     Total Stockholders' Equity                                    (62,053)
                                                              -------------
     Total Liabilities & Stockholders' Equity                 $      6,058
                                                              =============




















 The accompanying notes are an integral part of these financial statements.
                                     15

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                          Statement of Operations

                                    December     October      October
                                    31, 2002    31, 2002     31, 2001   Accumulated
                                  ----------- -----------  ----------- ------------

Revenues                         $      -     $     -     $      -     $   250,000
--------                          ----------- -----------  ----------- ------------
  Total Revenues                        -           -            -         250,000

Operating Expenses
------------------
  Bad Debt                              -           -            -         200,000
  Depreciation                          -           -            -         200,000
  Failed Offering Costs                 -           -            -           5,917
  General & Administrative             2,117      14,473       21,229       55,373
  Production Costs                      -           -            -         132,448
  Professional Fees                    3,200      64,381         -          67,581
  Write Down of Film Inventory          -           -            -       2,563,500
  Write Off of Investments
   & Other Assets                       -           -            -         200,247
                                  ----------- -----------  ----------- ------------
     Total Operating Expenses          5,317      78,854       21,229    3,425,066
                                  ----------- -----------  ----------- ------------
     Operating Income (Loss)          (5,317)    (78,854)     (21,229)  (3,425,066)

Other Income (Expense)
----------------------
  Interest (Expense)                    (852)       (433)        -          (1,285)
                                  ----------- -----------  ----------- ------------
     Total Other (Expense)              (852)       (433)        -          (1,285)

     Income Tax Expense                 -           -             250          350
                                  ----------- -----------  ----------- ------------
     Net (Loss)                  $    (6,169) $  (79,287) $   (21,479) $(3,176,701)
                                  =========== ===========  =========== ============
     Basic and Diluted Income
     (Loss) per Share            $     (0.00) $    (0.03) $     (0.00)

     Weighted Average
     Common Shares                 2,349,540   2,349,540    2,349,540














 The accompanying notes are an integral part of these financial statements.
                                     16


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                     Statements of Stockholders' Equity
            For the Period November 1, 2000 to December 31, 2002

                           Common       Common     Paid in  Contributed   Accumulated
                           Shares        Stock     Capital      Capital       Deficit
                      -----------  ----------- -----------  ----------- -------------

Balance,
November 1, 2000       2,349,540   $   11,748  $3,041,711   $    -      $ (3,069,766)

Net Loss for the
Year Ended
October 31, 2001           -            -           -            -           (21,479)

Balance,
October 31, 2001       2,349,540       11,748   3,041,711        -        (3,091,245)

Contributions to
Capital                    -            -           -           61,189         -

Change in Par Value
from $.005 to $.001        -           (9,398)      9,398        -             -

Net Loss for the
Year Ended
October 31, 2002           -            -           -            -           (79,287)
                      -----------  ----------- -----------  ----------- -------------
Balance,
October 31, 2002       2,349,540        2,350   3,051,109       61,189    (3,170,532)

Net Loss for the
Transition Period
Ended December
31, 2002                   -            -           -            -            (6,169)
                      -----------  ----------- -----------  ----------- -------------
Balance,
December 31, 2002      2,349,540   $    2,350  $3,051,109   $   61,189  $  3,176,701
                      ===========  =========== ===========  =========== =============



















 The accompanying notes are an integral part of these financial statements.
                                     17
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                          Statement of Cash Flows

                                       December     October    October
                                       31, 2002    31, 2002   31, 2001    Accumulated
                                      ----------  ---------- ----------  ------------
Cash Flows from Operating Expenses
----------------------------------
 Net (Loss)                           $  (6,169)  $ (79,287) $ (21,479) $ (3,176,701)
 Contributions to Capital                  -         61,189       -           61,189
 Adjustments to Reconcile Net Loss
 to Net Cash Used by Operating
 Activities
  Depreciation                             -           -          -          200,000
  Write Down of Film Inventory             -           -          -        2,593,500
 Changes in Operating Assets &
 Liabilities
  Increase in Interest Payable             (426)        426       -            -
  Increase (Decrease) in Accounts
  Payable                                   815     (17,254)    21,479        21,347
                                      ----------  ---------- ----------  ------------
   Net Cash (Used) by
   Operating Expenses                    (5,780)    (34,926)      -         (300,665)

Cash Flows from Investing Activities       -           -          -             -
------------------------------------  ----------  ---------- ----------  ------------
   Net Cash Flows from
   Investing Activities                    -           -          -             -
                                      ----------  ---------- ----------  ------------
Cash Flows from Financing Activities
------------------------------------
 Proceeds from the Sale of Common
 Stock                                     -           -          -          127,500
 Contributed Capital                       -           -          -           60,517
 Debt to Equity Conversion                 -           -          -           71,942
 Payments on Note Payable -
  Related Party                          (8,236)       -          -           (8,236)
 Issuance of Note Payable -
  Related Party                            -         55,000       -           55,000
                                      ----------  ---------- ----------  ------------
   Net Cash Provided (Used) by
   Financing Activities                  (8,236)     55,000       -          306,723
                                      ----------  ---------- ----------  ------------
   Increase (Decrease) in Cash          (14,016)     20,074       -            6,058

   Cash at Beginning of Period           20,074        -          -             -
                                      ----------  ---------- ----------  ------------
   Cash at End of Period              $   6,058   $  20,074  $    -     $      6,058
                                      ==========  ========== ==========  ============
Disclosures for Operating Activities
------------------------------------
 Interest                             $    -      $       7  $    -     $          7
 Taxes                                     -           -          -            -

Significant Noncash Transactions
--------------------------------
 Acquisition of Films and Video
   Cassettes as Contributed Capital   $    -      $    -     $    -     $  2,447,000

 The accompanying notes are an integral part of these financial statements.
                                     18

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       Notes to Financial Statements
                             December 31, 2002

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

On November 15, 2002, the Company notified the Securities and Exchange Commission of their change in fiscal year end from October to December year end. From this point forward the Company will be reporting on a regular quarterly and yearly basis.

In accordance with FASB 7 the Company is considered to be a development stage company.

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period in which the sales are finalized with customers.
C. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
(e) Operating expenses and all type of income are recognized in the period in which the activities occur.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.


                                 Continued
                                     19


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       Notes to Financial Statements
                             December 31, 2002

NOTE 3 - Related Party Note Payable
-----------------------------------
During the year, the Company issued a promissory note to a company whose shareholders are directors of Secured Diversified Investment, Ltd. The principal sum of the unsecured note is $55,000. The note is due and payable on September 30, 2003 together with interest accruing on the outstanding principal balance at the rate of 9% per annum. The accrued interest is included in the principal amount of the note.

                                                             December 31, October 31,
The Company has the following notes payable obligations:        2002         2002
                                                             -----------  -----------
Convertible note payable to investor is due on demand
 plus accrued interest at a rate of 9% per annum.            $   46,764  $    55,000
                                                             -----------  -----------
   Totals                                                    $   46,764  $    55,000
   Less Current Maturities                                      (46,764)     (55,000)
                                                             -----------  -----------
   Total Long-Term Notes Payable                             $     -     $      -
                                                             ===========  ===========
Following are maturities of long-term debt for each of the next five years:
                                                                Year         Amount
                                                             -----------  -----------
                                                                    2003 $    46,764
                                                                    2004       -
                                                                    2005       -
                                                                    2006       -
                                                             Thereafter        -
                                                                          -----------
                                                             Total       $    46,764
                                                                          ===========

NOTE 4 - Stockholders' Equity
-----------------------------

During the year, the Company changed it's Articles of Incorporation to change the par value of the Company's common stock from $.005 to $.001 and authorized 50,000,000 shares of Preferred Stock at a par value of $.01.

NOTE 5 - Contributed Capital
----------------------------

During the quarter ended April 30, 2002, an unrelated party contributed $61,189 in cash to the Company which was used to satisfy debts incurred during the course of business, accordingly this amount has been charged to contributed capital.

                                 Continued
                                     20


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                       Notes to Financial Statements
                             December 31, 2002

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     The following table sets forth the name, age and position of each director and executive officer and the term of office of each.

                                   DIRECTOR OR
NAME                     AGE       POSITION                      OFFICER SINCE
-----------------------  -----     ---------------------------   --------------
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

Munjit Johal             47        Chief Financial Officer       September 2002
                                   Secretary                     September 2002

Jay Kister               28        Director                      September 2002

Sumyie Onodera-Leonard   74        Director                      September 2002

Pamela Padgett           47        Director                      September 2002

Clifford L. Strand       56        Chairman of the Board         September 2002
                                   Chief Executive Officer       September 2002
                                   President                     September 2002

Wayne Sutterfield        66        Director                      February 2003

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

     Clifford L. Strand. Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Strand has 35 years experience in the real estate industry as a broker, investor and strategist. Since January 2001, Mr. Strand has served as Senior Vice President, Interim President and President of Seashore Diversified Investment Company, a Maryland real estate investment trust, where he has been primarily responsible for managing and directing the affairs of the Company. Seashore specializes in the acquisition, disposition and management of real estate and investment properties. From 1984 to 2001, Mr. Strand was self employed as an independent real estate broker. During that time, Mr. Strand represented a diverse clientele consisting of banks, savings and loan institutions, universities, celebrities and corporations. From 1979 to 1984, Mr. Strand served as president of Capital Newport Mortgage Company, which became part of the Capital Companies. Mr. Strand has a Certificate in Real Estate from East Los Angeles Community College.

     Wayne Sutterfield. Director. For the past 35 years Mr. Sutterfield has been self employed in the real estate industry as a manager, property owner and contractor. Mr. Sutterfield has owned and managed properties in Arizona, California and North Dakota. Mr. Sutterfield is a member of the Contractors Association of America and the Plumbing, Heating and Cooling Contractors Association. Mr. Sutterfield is a graduate of California L.A. Technical College-Mechanical Engineering, Construction. Mr. Sutterfield has been a director of Seashore Diversified Investment Company since 2001.

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

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that the officers and directors of the Company inadvertently failed to timely file Form 5s for the fiscal year ended October 31, 2002. Those forms have been or are currently being filed.

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

                         SUMMARY COMPENSATION TABLE

                                Annual Compensation  Long Term Compensation
                                                    Awards          Payouts
                                             Other   Restr                        All
Name and                                    Annual   icted                      Other
Principal                           Bonus   Compen   Stock  Options     LTIP   Compan
Position           Year   Salary      $     sation  Awards    /SARs   Payout   sation
_____________________________________________________________________________________
Clifford L. Strand 2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-
President &
Chairman of the
Board of Directors

William Messerli   2002      -0-      -0-      -0-     -0-      -0-      -0-      -0-
Former CEO         2001      -0-      -0-      -0-     -0-      -0-      -0-      -0-
Former Director    2000      -0-      -0-      -0-     -0-      -0-      -0-      -0-

_____________________________________________________________________________________

Compensation of Directors

     None.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

     Currently, there are no employment contracts between the Company and any of its officers or directors. The Company, however, has formed a compensation committee and is in the process of finalizing employment with the officers of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 31, 2003, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 5,979,540 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group. The following table also sets forth as of March 31, 2003, the name and the number of shares of the Registrant's Series A Convertible Preferred Stock, par value of $.01 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 7,370,000 issued and outstanding shares of the Company's Series A Convertible Preferred Stock. The Company's Series A Convertible Preferred Stock has the same voting rights as the Company's Common Stock.
                                     26

                                                    Amount and
Title                                               Nature of
 of       Name and Address of                       Beneficial           Percentage
Class     Beneficial Owner                          Ownership            of Class

Common    William S. Biddle(1)(2)(4)                       -0-           -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    Munjit Johal(1)                                  -0-           -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    Jay Kister(1)(4)                                 -0-           -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    Sumyie Onodera-Leonard(1)(2)(4)                  -0-           -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    Pamela Padgett(1)(4)                             -0-           -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    REIT Consultants, LLC(2)                      2,000,000        33%
          1725 East Warm Springs Road
          Suite 10
          Las Vegas, Nevada 89119

Common    Clifford L. Strand(1)(2)(4)                     -0-            -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    Seashore Diversified Investment Co.(3)(4)     3,630,000        61%
          1000 Quail Street, Suite 190
          Newport Beach, California 92660

Common    Wayne Sutterfield(1)(2)(4)                      -0-            -0-
          5030 Campus Drive
          Newport Beach, California 92660

Common    Gernot Trolf(1)(4)                              -0-            -0-
          5030 Campus Drive
          Newport Beach, California 92660
_____________________________________________________________________________________
Series
  A       Seashore Diversified Investment Co.(3)(4)     7,370,000        100%
Preferred 1000 Quail Street, Suite 190
          Newport Beach, California 92660
_____________________________________________________________________________________

Officers, Directors and Nominees as a Group:              -0-            -0-
          (6 people)
_____________________________________________________________________________________

                                     27

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

     REIT has five members   all of which are trusts.  The trustees of the
trusts, which are members of REIT, are as follows: William S. Biddle is the trustee of the William S. Biddle Family Trust, which owns a 16.7% interest in REIT; Sumyie Onodera-Leonard is the trustee of the Sumyie N. Onodera Familty Trust, which owns a 25% interest in REIT; Robert J. Leonard is the trustee of the Robert J. Leonard Family Trust, which owns a
25% interest in REIT   Robert J. Leonard is the spouse of Sumyie Onodera-
Leonard; Clifford L. Strand is the trustee of the C.L. Strand Trust, which owns a 16.7% interest in the LLC; and Myra and Wayne Sutterfield are the trustees of the Wayne Sutterfield Family Trust which owns a 16.6% interest in REIT. These individuals, in their capacity as trustees, or spouses of trustees, could be deemed to have beneficial ownership in the number of shares of the Company owned by REIT that corresponds to the trust's percentage ownership in REIT because of the respective trust's rights of ownership.
(3) Clifford L. Strand, the President, Chief Executive Officer and a director of the Company, is also the President of Seashore Diversified Investment Company. As such, he may be deemed to be the beneficial owner of all shares held by Seashore.
(4) Based upon representations made by Seashore, with the exception of Munjit Johal, the other officers and directors of the Company may be deemed to be the beneficial owners of at least 50% of the outstanding shares of Seashore. Therefore, each could be deemed to have an indirect beneficial ownership interest in a corresponding percentage of the Company Common and Preferred Stock owned by Seashore.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     During the transition period from November 1, 2002 to December 31, 2002, the Company used one-half of a 600 square foot office condominium located at 1000 Quail Street, Suite 190, in Newport Beach California for its corporate offices. The Company paid no rent for this space pursuant to a verbal agreement with its chief executive officer, Clifford L. Strand, who held the lease on the office condominium. This free rent was of nominal value. The Company has since moved its offices and entered into a lease agreement.

     Subsequent to the end of the transition period, the Company paid $25,000 in commission to Clifford L. Strand, its CEO, President and director for services rendered in connection with the land sale and ground lease back of the 6.66 acres underlying the T-Rex Mall acquired by the Company on March 31, 2003.

     Subsequent to the end of the transition period, the Company completed an Asset Purchase Agreement with Seashore. As consideration for the assets acquired, Seashore was issued 3,630,000 shares of restricted Common Stock and 7,370,000 shares of restricted Series A Convertible Preferred Stock. Seashore may be deemed to a related party to the Company through common management and control.
                                     28
                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K.

     On November 18, 2002, the Company filed an Amended Current Report on Form 8-K/A disclosing the reports the Company would be filing to fulfill its reporting obligations during the transition period.

     (b) Exhibits. The following exhibits are included as part of this report:

          Exhibit 10.1 Asset Purchase Agreement by and among Secured Diversified Investment, Ltd. and Seashore Diversified Investment Company

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this transition report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

  (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

___________________________________________________________________________

                                 SIGNATURES

___________________________________________________________________________

  In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                              Secured Diversified Investment, Ltd.

Date: April 15, 2003          /S/ Clifford L. Strand
                              ___________________________________________
                              Clifford L. Strand, Chief Executive Officer



Date: April 15, 2003          /S/ Munjit Johal
                              ___________________________________________
                              Munjit Johal, Chief Financial Officer

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Clifford L. Strand, hereby, certify that:

     (1) I have reviewed this transition report on Form 10-KSB of Secured Diversified Investment, Ltd., (the "Company");

     (2) Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this transition report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and
          (c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003         /S/ Clifford L. Strand
                             _____________________________________
                             Clifford L. Strand, Chief Executive Officer

               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Munjit Johal, hereby, certify that:

     (1) I have reviewed this transition report on Form 10-KSB of Secured Diversified Investment, Ltd., (the "Company");

     (2) Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this transition report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and
          (c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003               /S/ Munjit Johal
                                   ________________________________________
                                   Munjit Johal, Chief Financial Officer