Form 10QSB
period 2003-03-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-06-23
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the Quarter Ended:                               Commission File Number
    March 31, 2003                                             0-30653
    --------------                                             --------


                    SECURED DIVERSIFIED INVESTMENT, LTD.
               ----------------------------------------------
               (Name of small business issuer in its chapter)


         Nevada                                             87-0375228
--------------------------------                 --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)


5030 Campus Drive, Newport Beach California                        92660
-------------------------------------------                       ---------
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code     (949) 851-1069
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

As of June 15, 2003, issuer had 4,811,147 shares of its $.001 par value common stock outstanding.


                     PART  I    FINANCIAL INFORMATION
Item 1.   Financial Statements
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                   (Formerly Book Corporation of America)
                         Consolidated Balance Sheet
                                (Unaudited)

                                                                  March 31,
ASSETS                                                              2003
                                                                -----------
Current Assets
--------------
 Cash                                                          $     3,186
                                                                -----------
   Total Current Assets                                              3,186

Fixed Assets
------------
 Equipment, net of $163 of accumulated depreciation                  5,688
 Real Estate, net of $8,871 accumulated depreciation             3,475,766
                                                                -----------
   Total Fixed Assets                                            3,481,454

Investment in Subsidiaries                                         431,675
                                                                -----------
   Total Assets                                                $ 3,916,315
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable                                              $    91,591
 Interest Payable                                                    9,310
 Payroll Liabilities                                                20,200
 Property Taxes Payable                                             13,891
 Security Deposits                                                  29,655
                                                                -----------
   Total Current Liabilities                                       164,647

Long Term Liabilities
---------------------
 Notes Payable, related parties                                    263,958
 Mortgages Payable                                               2,480,320
                                                                -----------
   Total Long - Term Liabilities                                 2,744,278
                                                                -----------
   Total Liabilities                                           $ 2,908,925
                                                                ===========



Minority Interest                                                  166,524

STOCKHOLDERS' EQUITY
--------------------
 Series A Preferred Stock, 7,500,000 shares authorized,
  $0.01 par value, 4,997,807 issued & outstanding                   49,978
 Series B Preferred Stock, 20,000,000 shares authorized,
  $0.01 par value, 1,552,480 issued & outstanding                   10,000
 Series C Preferred Stock, 22,500,000 shares authorized,
      $0.01 par value, zero shares issued & outstanding                -
 Common Stock, 100,000,000 shares authorized, $0.001
  par value, 4,811,147 issued and outstanding                        4,811
 Paid In Capital                                                 4,260,911
 Accumulated Deficit                                            (3,484,834)
                                                                -----------
   Total Equity                                                $   840,866


   Total Liabilities & Stockholders' Equity                    $ 3,916,315
                                                                ===========





                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                    Consolidated Statement of Operations
                                (Unaudited)

                                                Three months ended March 31
                                                      2003         2002
                                                   -----------  -----------
REVENUES
 Rental Income                                     $   36,586  $       -
                                                   -----------  -----------
   Total Revenues                                  $   36,586  $       -

Operating and Administrative Costs                 $  286,354  $    13,312
                                                   -----------  -----------
   Operating Income (Loss)                         $ (249,768) $   (13,312)

Interest Expense                                   $  (13,365) $       -

Other Income (Loss)                                $  (45,000) $       -
                                                   -----------  -----------
Net Income (Loss)                                  $ (308,132) $   (13,312)
                                                   ===========  ===========
Basic and diluted income  per common share
 Net income (loss) per share                       $    (0.13) $     (0.01)
 Basic and diluted weight average shares            2,349,540    2,349,540





                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America
                    Consolidated Statement of Operations
                                (Unaudited)

                                                     Three months ended March 31
                                                           2003         2002
                                                        -----------  -----------
Cash flows from operating activities:
 Net Loss                                               $ (308,132) $   (13,312)
 Adjustment to reconcile net loss to net cash used by
 operating activities:
  Depreciation                                               9,034          -
  Loss on sale of note receivable                           45,000          -
 Increase (decrease) in liabilities
   Current Liabilities                                     143,300      (47,877)
                                                        -----------  -----------
   Net cash used by operating activities                  (110,798)     (61,189)

Cash flow from investing activities:
 Purchase equipment and tenant improvements                (42,775)         -
 Investment in subsidiary                                  (81,675)         -
                                                        -----------  -----------
   Net cash used by investing activities                  (124,450)         -

Cash flows from financing activities:
 Proceeds from capital contributions                           -         61,189
 Proceeds on notes payable - related party                 292,295          -
 Payments on notes payable - related party                 (59,919)         -
                                                        -----------  -----------
   Net cash provided by financing activities               232,376       61,189
                                                        -----------  -----------
   Net increase (decrease) in cash                          (2,872)         -

   Cash, beginning period                                    6,058          -
                                                        -----------  -----------
   Cash, end of period                                  $    3,186  $       -
                                                        ===========  ===========
Supplemental disclosures:
 Cash paid for interest                                 $    4,055  $       -
 Cash paid for income tax                               $      -    $       -

Non-cash investing and financing activities:
  Property acquired through stock issuances,
   net of debt                                          $  411,738  $       -
 Investment in subsidiary through stock issuance,
   net of debt                                          $  268,325  $       -
 Conversion of note to stock                            $  500,000  $       -



                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America
                       Notes to Financial Statements
                               March 31, 2003

NOTE 1 - Going Concern
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, since its inception has sustained continued losses. Currently, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

There are no assurances that the Company will be successful in any of its endeavors or will become financially viable.

NOTE 2 - Nature of Operations
-----------------------------
The Company was incorporated under the laws of the state of Utah on November 22, 1978. For the purpose of (1) engaging primarily in the specific business of acquiring, developing, owning, selling, leasing, licensing, and otherwise dealing with literary properties and materials, copyrights, licenses, and to carry on a negotiation for, production of, properties in the entertainment industry, and (2) acting as principal, agent, joint venturer, partner, or in any other capacity which may be authorized or approved by the Board of Directors.

On July 23, 2002, the Shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada corporation. On August 9, 2002, a merger between Secured Diversified Investment, Ltd., and Book Corporation of America was completed. Upon completion of the merger Secured Diversified Investment, Ltd., became the surviving corporation and Book Corporation of America was dissolved. On September 18, 2002, the OTCBB symbol for the Company's common stock was changed for BCAM to SCDI. The shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.

On November 15, 2002, the Company notified the Securities and Exchange Commission of their change in fiscal year end from October to December. From this point forward the Company will be reporting on a regular quarterly and yearly basis.

Because of the Company's failure to develop its entertainment business, management of the Company decided to pursue the acquisition of ownership interest in real estate properties that are geographically and functionally diverse. The Company believes that by acquiring interests in properties that are geographically and functionally diverse its portfolio will be more stable and less susceptible to devaluation resulting form regional economic downturns and market shifts. The Company is currently focusing on acquiring properties in markets with strong regional economies.

NOTE 3 - Significant Accounting Policies
----------------------------------------

     A. The accompanying consolidated financial statements include the accounts of the Company and majority-owned subsidiaries (Decatur Center). Intercompany transactions and balances have been eliminated.
     B. Investments in companies in which the Company has 20% to 50% other than temporary ownership interest (Spencer Springs) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Investments in companies in which the Company owns less than 20% interest (Campus Drive Office Building) are carried at the lower of cost or fair value.
     C.   The Company uses the accrual method of accounting.
     D. Revenues, currently consisting of rental revenues, are recognized in the period the rent is earned.
     E. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no such investments.
     F. Basic Earnings per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
     G. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
     H. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ form those estimates.
     I. The fair value of notes payable to related parties cannot be determined due to the related party nature of the obligations. The carrying amounts of other assets and liabilities, qualifying as financial instruments are a reasonable estimate of their fair value.
     J. Deferred income taxes are provided on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Deferred tax asset are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Cumulative losses incurred since inception create a net operating loss that can offset future tax liabilities; however, because of the uncertainty of the Company's ability to utilize the benefit, an allowance was created to offset the entire benefit (deferred tax asset).

NOTE 4   Related Party Transactions
-----------------------------------
During the quarter ended March 31, 2003, the Company acquired certain real estate holdings from a related party, Seashore Diversified Investment Company ("Seashore"), a Maryland corporation; certain directors and shareholders of the Company are also shareholders and directors of Seashore. The Company exchanged 2,461,607 shares of restricted common stock and 4,997,807 shares of Series A Convertible Preferred Stock for two shopping centers (T-Rex Mall and Katella Center), and 50% interests in two limited liability companies that each own a shopping center (Decatur Square and Spencer Springs).

T-Rex Mall. The Company acquired a 100% ownership interest of an 89,642 square foot enclosed shopping center, T-Rex Mall, located on a 6.66-acre parcel in Dickinson, North Dakota. Wayne Sutterfield, a director of the Company, was an owner of T-Rex Mall and a director of Seashore. As such, the property was transferred to the Company at Sutterfield's basis in the property. In connection with the acquisition, the Company issued 1,453,985 shares of restricted common stock and 2,952,029 shares of Series A preferred stock and assumed obligations of $1,982,000 associated with the property. Of these debts, $500,000 was due to a family trust that is managed by Wayne Sutterfield, and $67,000 is due to Mr. Sutterfield for funds he advanced in connection with Mall operations and tenant improvements. Effective March 31, 2003, the $500,000 obligation was converted to 1,000,000 shares of Series B preferred stock; while the stock certificates have not yet been issued, the $500,000 is included as Series B preferred stock in the accompanying financial statements. The Company has agreed to secure the $67,000 obligation with the property. The Company paid Clifford L. Strand, President and CEO of the Company $25,000 in commissions related to the transaction. Concurrently with the acquisition, the Company sold the land under the mall for $1,645,000 to an unrelated 3rd party and executed a 50-year ground lease; proceeds from the land sale were used to pay off the $1,415,000 mortgage on the property and to pay closing costs.

Katella Center. The Company acquired 100% ownership interest in a 9,500 square foot strip mall on Katella Avenue in Orange, California. In connection with the acquisition, the Company issued 178,284 shares of restricted common stock and 361,970 shares of Series A preferred stock and assumed obligations of $354,826 associated with the property. The mortgage was refinanced subsequent to March 31, 2003; see Subsequent Events discussions. No related party commissions were incurred on this transaction.

Spencer Springs. The Company acquired a 50% interest in a limited liability company, Spencer Springs, LLC, which owns a 24,336 square foot strip mall in Las Vegas, Nevada. The Company issued 404,393 shares of restricted common stock and 821,041 shares of Series A preferred stock and assumed a mortgage of $2,125,500. A significant owner of the limited liability company is a family trust managed by an officer and director of the Company, William S. Biddle. The Company has the right to acquire the remaining 50% interest in the property for $1,000,000 at which time, commissions totaling $100,000 will be paid to Biddle, Clifford L. Strand, Anthony Giangrande and C. Marshall Mast. At March 31, 2003, minority interest in the property totaled approximately $167,000.

Decatur Square. The Company acquired a 50% interest in a limited liability company Decatur Center, LLC, which owns a 16,515 square foot strip mall in Las Vegas, Nevada. The Company issued 424,945 shares of restricted common stock and 862,767 shares of Series A preferred stock and assumed debt of approximately $1.1 million. Significant owners of the limited liability company are a shareholder of the Company, Anthony Giangrande and an officer and director of the Company, William S. Biddle. The Company had the right to acquire the remaining 50% interest in the property for $480,000 at which time total commission of $100,000 was to be paid to Biddle, Clifford L. Strand, Anthony Giangrande, and C. Marshall Mast. The Company acquired the remaining 50% ownership and sold the entire asset subsequent to March 31, 2003; see Subsequent Events discussions.

Campus Drive Office Building. The Company acquired a 19% interest in a limited liability company, Diversified Commercial Brokers, LLC for $81,675. The sole asset of the limited liability company is a 8,685 square foot office building located in Newport Beach, California. The remaining interest is held by the following directors and officers of the Company:
Wayne Sutterfield, William S. Biddle, and Clifford L. Strand, 70%, 5.5%, and 5.5% respectively. The Company leases office space from this entity for $1,000 per month (see Commitments and Contingency disclosure).

NOTE 5   Related Party Long-Term Debt
-------------------------------------

The following is a summary of the Company's debt to related parties at March 31, 2003:

Convertible note payable, bearing interest at 9%,
Interest only, maturing September 30, 2003                    $    144,458

Notes payable, due on demand                                        52,500

Note payable, bearing interest at 8%,
Interest only, maturing February 17, 2006                           67,000
                                                               ------------
Total related party debt                                      $    263,958
                                                               ============
Less current portion of related party debt                        (196,958)
                                                               ------------
                                                              $     67,000
                                                               ------------




Following are maturities of related party long-term debt for each of the next five years:

         YEAR                                   AMOUNT
         2003                                   $ 196,958
         2004                                           -
         2005                                           -
         2006                                   $  67,000
         Thereafter                                     -
                                                ----------
               Total                            $ 263,958
                                                ==========

NOTE 6   Long Term Debt Payable

Following is a summary of the Company's debt at March 31, 2003:

                                                            2003
                                                       ------------
Mortgage payable, bearing interest at 12%,
Maturing August 15th, 2003, interest only,
Secured by first trust deed; see Subsequent Events     $   350,000

Mortgage Payable, bearing interest at 10%,
Matured, interest only, secured by second
Trust deed; see Subsequent Events                            4,826

Mortgage payable, bearing interest at 9.719%,
Maturing April 1st, 2008, amortized monthly
Payment $20,245.74, secured by first trust deed          2,125,494

Total Long-Term Debt                                   $ 2,480,320
Less current portion of long-term debt                     380,046
                                                       ------------
                                                       $  2,100,274

Following are maturities of long-term debt for each of the next five years:

               YEAR   AMOUNT
               2003   $  380,046
               2004       37,065
               2005       41,496
               2006       45,775
               2007       50,495
               2008    1,925,443
               Total  $2,480,320

NOTE 7 - Stockholders' Equity

In February 2003, the Company created three series of preferred stock as follows: (1) Series A consisting of 7,500,000 shares with a par value of $0.01 and a liquidation preference of $1.00 per share; (2) series B consisting of 20,000,000 shares with a par value of $0.01 and a liquidation preference of $0.50 per share; and (3) Series C consisting of 22,500,000 shares with a par value of $0.01 and a liquidation preference of $3.00 per share. The
Company's Series A Convertible Preferred shares have the same voting rights as Common Stock. All preferred stock is convertible to common stock at no cost, at the option of the holder.

NOTE 8   Financial Statements of Acquired Properties and Interests

Spencer Springs, LLC. On February 10, 2003, the Company purchased a 50% interest in Spencer Springs. The following is unaudited condensed financial statements of Spencer Springs, LLC, just prior to the acquisition.

                        Spencer Springs, LLC
                      Condensed Balance Sheet
                          March 31, 2003

    ASSETS
Cash                                            $         23
  Property, net of accumulated depreciation        2,540,721
     Total Assets                               $  2,540,744

LIABILITIES AND MEMBER'S CAPITAL
Short term notes payable   members              $     10,000
Short term notes payable   other                      42,500
Security deposits                                     29,655
Mortgage notes                                     2,125,493
  Total Liabilities                             $  2,207,648
Members' capital                                $    333,096
Total Liabilities and Member Capital            $  2,540,744

                          Spencer Springs , LLC
                    Condensed Statement of Operations
                       Quarter ended March 31, 2003

REVENUES
     rental income                              $     97,322
EXPENSES
  Operating and administrative costs                  46,714
  Depreciation expense                                12,947
  Interest expense                              $     51,758
Net Income (Loss)                               $    (14,097)


Decatur Center, LLC. On March 31, 2003, the company purchased a 50% interest in Decatur Center, LCC. The following represents unaudited condensed financial statements of Decatur prior to the acquisition.

                           Decatur Center, LLC
                         Condensed Balance Sheet
                              March 31, 2003

ASSETS
   Cash                                          $     1,497
   Property, net of accumulated depreciation
     1,483,906
     Total Assets                                $ 1,485,403

     LIABILITIES AND MEMBERS' CAPITAL
Current liabilities - security deposits          $    12,605
     Long term notes payable                          32,562
Mortgage   note                                    1,083,846
  Total Liabilities                              $ 1,129,013
     Members Capital                                 356,390
Total Liabilities and Member Capital             $ 1,485,403

                           Decatur Center, LLC
                    Condensed Statement of Operations
                       Quarter ended March 31, 2003

REVENUES
   rental income                                 $    32,163
EXPENSES
   Operating Expenses                                  3,632
   Depreciation                                        3,216
   Interest Expense                                   10,965
     Net Income (Loss)                           $    14,800


Katella Center. The Company acquired a 100% ownership interest in a strip mall. The following represents the unaudited condensed statement of operations; balance sheet information is not yet available.

                              Katella Center
                    Condensed Statement of Operations
                       Quarter ended March 31, 2003

REVENUES
   rental income                                 $    52,358
EXPENSES
   Operating and administrative costs                 27,335
   Depreciation                                        9,892
   Interest Expense                                   25,100
     Net Income (Loss)                           $    (9,969)

T-Rex Mall. The Company acquired 100% ownership interest in a shopping mall. Financial statements are not yet available.

Note 9   Commitments and Contingencies

Ground lease. The Company entered into a 50-year ground lease for the land under T-Rex Mall. The lease requires monthly payments of $13,708, adjusted annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%.

Hotel acquisition. The Company entered into an agreement to acquire a 49% interest in a Nevada limited partnership that owns the Hospitality Inn, a 149-room hotel with restaurant and banquet facilities in Dickinson, North Dakota. The Company is currently performing due diligence on the acquisition.

Spencer Springs. The Company has the option to acquire the remaining 50% interest in Spencer Springs, LLC for $1,000,000 in stock or cash, at the option of the members. The Company intends to pursue the acquisition as soon as financing becomes available.

Office lease. The Company's office lease is with an entity in which the Company owns 19% interest. Payments due under the lease are $1,000 per month for 36 months; payments total $10,000 in 2003, $12,000 in 2004 and 2005 and $2,000 in 2006.

NOTE 10 - Subsequent Events

Katella Center. Subsequent to March 31, 2003, the $350,000 first trust deed on Katella Center was refinanced. There is now a first trust deed in the amount of $370,000, bearing an interest rate of 11.50%. This debt obligation is due and payable on May 15, 2005. The current monthly payment, which covers only interest, is $3,545.83. The Company also refinanced the $4,826 second trust deed for $25,000, at a rate of 14.00%, from a shareholder Seashore. The monthly payment is $291.66 per month. This payment covers only the interest on the loan. This note is due and payable on May 15, 2004. Also subsequent to March 31, 2003, the Company retained an unrelated third party property management group to manage this property. The management fee is equal to 6% of the monthly rents collected.

Decatur Square. On April 17, 2003, the Company purchased the remaining 50% interest in the Decatur Center, LLC for 1,552,480 share of Series B Convertible preferred stock. One of the limited liability company members is a family trust managed by William S. Biddle, an officer and director of the Company. The trust received 317,000 shares of Series B preferred stock. William S. Biddle and Clifford L. Strand, Officers and Directors of the Company, received commissions in the amount of $30,000 and $25,000, respectively, paid in Series B preferred stock totaling 60,000 and 50,000 shares, respectively. Additionally, Anthony Giangrande received 60,000 shares of Series B preferred stock and C. Marshall Mast received 30,000 shares of Series B preferred stock. The property was subsequently sold to a third party for $1,825,000. The buyer assumed debt of $825,000 and the Company extended a loan of $425,000 to the buyer. Anthony Giangrande, a shareholder, received $100,000 in connection with the sale.

Private Placement. Subsequent to March 31, 2003, the Company is offering approximately 18,447,520 shares of its Series B preferred stock at $0.50 per share in order to raise working capital. Additionally, the Company is offering 22,500,000 shares of its Series C preferred stock at $3.00 per share in exchange for real estate acquisitions. Both Series B and Series C preferred stock is convertible to common stock at the option of the holder.



Item 2.   Management Discussion and Analysis of Results of Operations

Overview

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of March 31, 2003, together with the results of operations and cash flows for the periods ended March 31, 2003 and 2002.

Forward-Looking Statements

     Historical results and trends are not necessarily indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company's properties are located), legislative/regulatory changes, availability of capital, interest rates, competition and supply and demand for operating properties in the Company's current and proposed market areas. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

Critical Accounting Policies

     The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition and allowance for uncollectible receivables and impairment of real estate assets and deferred assets. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.


Revenue Recognition and Allowance for Uncollectible Receivables

     Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments that will result in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment of Real Estate Assets
--------------------------------
     The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger an impairment review include the following:

     -    significant negative industry or economic trend;

     - a significant underperformance relative to historical or projected future operation results; and

     -    a significant change in the manner in which the asset is used.

Real Estate Investments

     Through March 31, 2003, the Company, had purchased interests in two operating real estate properties, limited liability membership interests in three operating properties. Through March 31, 2003, the Company had sold no properties. Subsequent to March 31, 2003, the Company sold one operating property and rescinded the acquisition of its general partnership interest in the limited partnership.

     The following table presents a summary of the Company's wholly-owned properties and properties in which it owned limited liability company membership and limited partner interests as of March 31, 2003:



Property                         Company               Date        Major
Name            Location         Ownership %  (Sq Ft)  Acquired    Tenant(1)
--------------  ---------------  -----------  -------  ----------  -------------
Operating Properties
Katella Center  Orange, CA       100.00%        9,500  03/31/03(2) Judith by Strings
T-Rex Mall      Dickinson, ND    100.00        89,642  03/31/03(2) Newby's
                                                                   Amerident
Spencer Springs Las Vegas, NV     50.00(3)     24,336  03/31/03    Chris's Place
                                              -------
                                              123,478
Investments in
Unconsolidated
Real Estate
Decatur Square  Las Vegas, NV    50.00(3)(4)   16,500  03/31/03    Hamika & Alsafar
Campus Drive
Office Building Newport
                Beach, CA        19.00          8,685  01/24/03    Borders

(1)  Tenant occupies largest space of property.
(2)  The Company assumed operations of the property in February 2003.
(3)  Limited liability company membership interest.
(4)  Property sold subsequent to quarter end.

Acquisitions

     On March 31, 2003, the Company consummated an Asset Purchase Agreement with Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, whereby the Company acquired certain real estate holdings from Seashore in exchange for restricted shares of its Preferred and Common Stock. Seashore is a real estate investment trust and is in the business of acquiring, selling and managing real estate holdings. Specifically, the Company acquired two properties and interests in two limited liability companies in exchange for 2,461,606 shares of restricted common stock of the Company and 4,997,807 shares of Series A Convertible Preferred Stock of the Company. The Company's Series A Convertible Preferred shares have the same voting rights as the Common Stock. The primary assets of the limited liability companies and the limited partnership are real estate holdings.

     Despite best efforts of both parties, the Company has been unable to consummate a fifth acquisition of the hospitality inn. Due dilegence of the acquisition is on going.

     Following is a brief description of the interests the Company acquired from Seashore.


     Katella Center, Orange, California
     ----------------------------------
     The Company acquired a 100% ownership interest in a strip mall that consists of six retail rental units totaling approximately 9,500 square feet located on Katella Avenue in Orange, California. Currently, five of the six units are rented. The Company is currently trying to rent the final unit. The rental units are of varying sizes. Judith by Strings, a clothing manufacturer, currently occupies 45% of the strip mall. The rental rates for the individual units range from $1.04 to $1.41 per square foot.

     Subsequent to March 31, 2003, the debt obligations on this property were refinanced. There is now a first trust deed in the amount of $370,000, bearing an annual interest rate of 11.50%. This debt obligation is due and payable on May 15, 2005. The current monthly payment, which covers only interest, is $3,545.83. The Company also refinanced the second trust deed in the amount of $25,000, at an annual rate of 14.00%. The monthly payment is $291.66 per month. This payment covers only the interest on the loan. This note is due and payable on May 15, 2004.

     All delinquent property taxes have been paid in full and are thus current. Subsequent to March 31, 2003, the Company retained an unrelated third party property management group to manage this property. The management fee is equal to 6% of the monthly rents collected.

     T-Rex Mall, Dickinson, North Dakota
     -----------------------------------
     The Company acquired a 100% ownership interest in an 89,642 square foot enclosed shopping mall in Dickinson, North Dakota. The Mall is approximately 70% occupied at this time. Newby's, a hardware store is the Mall's largest tenant, currently occupying 16% of the Mall. The average rent per square foot received is approximately $.52 and a pass-though expense of $.13.

     The mall is subject to a $67,000 debt obligation, which is owed to Wayne Sutterfield, a director of the Company. The 6.6 acres of ground is subject to a 50-year ground lease that expires in 2053, and is held by an unrelated third party. The Company has an option to buy back the ground lease.

     The Company is currently seeking to retain the services of a management company in Dickinson, North Dakota to manage this property.

     Strip Mall, Spencer Springs, Las Vegas, Nevada
     ----------------------------------------------
     The Company acquired a 50% interest in a limited liability company that owns a strip mall in the Spencer Springs area of Las Vegas, Nevada. Spencer Springs currently has 21 retail rental units totaling 24,336 square feet. Currently 86% of the strip mall is occupied. Amerident Dental Corporation and Chris's Place are currently the Mall's largest tenant, each occupying 4,800 square feet or 20% of the strip mall. The average rental per square foot is approximately $1.32.

     The outstanding indebtedness on Spencer Springs on March 31, 2003 was approximately $2,125,500. This note on the property matures in April 2008, with a balloon payment of approximately $1,900,000 due on maturity. The annual interest rate on the note is 9.7%.

     Pursuant to an agreement with the other members of the limited liability company that own Spencer Springs, Seashore is required to purchase the other 50% interest in the limited liability company by August 2003 for $1,000,000. The purchase price may be paid in cash or securities at the option of the other members, one of whom is an officer and director of the Company.

     Spencer Springs is managed by an unrelated third party property management group. The Company pays a monthly management fee of approximately $1,740.

     Decatur Square, Las Vegas, Nevada
     ---------------------------------
     The Company also acquired a 50% interest in a limited liability company that owns a strip mall known as Decatur Square. On April 17, 2003, the Company acquired the remaining 50% interest in the limited liability company from its other members in exchange for 1,552,480 restricted shares of the Company's Series B Preferred Stock and $123,760. The shares issued were valued at $.50 per share. Of the shares issued to the remaining limited liability company members, 317,000 were issued to a family trust managed by an officer and director of the Company for the family trust's interest in the limited liability company and the properties. Under the terms of the contract between Seashore and the limited liability company, upon acquisition of the remaining 50% interest in the limited liability company Clifford Strand and William Biddle, officers and directors of the Company received 50,000 and 60,000 shares of Series B Convertible Preferred Stock respectively for commissions from the former limited members company members. The shares were valued at $.50 per share.

     On April 17, 2003, the Company sold Decatur Square to an unrelated third party for $1,825,000.

     Hospitality Inn, Dickinson, North Dakota
     ----------------------------------------
     As discussed above, pursuant to the terms and conditions of the Asset Purchase Agreement between the Company and Seashore, the Company intended to acquired a general partnership interest in a limited partnership, whose primary asset was a Hospitality Inn in Dickinson, North Dakota.

     The Company is continuing to review the acquisition of the Hospitality Inn and may elect to proceed with the acquisition in the future, subject to the fulfillment of certain conditions precedent, including that the property be deliverable to the Company free and clear of all liens and encumbrances, that the property enter into a sale/leaseback of the ground underlying the property on terms and conditions acceptable to the Company and that the purchase and sale of the property be unanimously approved by all partners of the limited partnership. Certain members of the Company's board of directors own limited partnership interests in the partnership that owns the Hospitality Inn and would be required to abstain from voting on this transaction. The acquisition will be consummated only upon approval of a majority of the disinterested members of the Company's board of directors.

     The Company also acquired an interest in the following property.

     Campus Drive Office Building
     ----------------------------
     On January 24, 2003, the Company acquired a 19% membership interest in Diversified Commercial Brokers, LLC. The primary asset of Diversified is an 8,685 square foot office building where the Company maintains its corporate headquarters. The office building is located on Campus Drive in Newport Beach, California. The Company paid $81,675 for this interest.
The remaining 82% interest in Diversified is owned by three directors of the Company.

     The office building contains twelve office suites, eleven of which are currently being rented out. It is anticipated that the final office suite will be rented in the near future. The average rent per square foot exceeds $2.00.

     In November 2002, the office building was appraised at $1,150,000. The building is currently subject to a first trust deed in the amount of $740,000 and a second trust deed in the amount of $110,000. The land on which the office building sits is leased. The lease expires on June 30, 2034, with two ten-year options that could extend the lease to June 30, 2054.

     The property is managed by an unrelated third party for a $750 a month management fee.

Dispositions
------------
     The Company sold the land under T-Rex Plaza Mall for $1,645,000 to an unrelated third party and executed a fifty year ground lease. The proceeds from the land sale were used to pay a $1,415,000 mortgage on the property and pay closing costs.

     As disclosed above, on April 17, 2003, the Company sold the Decatur Square strip mall in Las Vegas, Nevada to an unaffiliated third-party for $1,825,000. The Company realized a gain on the sale of Decatur Square of approximately $167,000. Following deduction of costs associated with the sale, such as commissions, escrow fees and closing costs the Company realized net proceeds of $231,186.

Results of Operations
---------------------
     The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the quarter ended March 31, 2003. As discussed above, during the quarter ended March 31, 2003, the Company acquired a 100% ownership interest in a 9,500 square foot strip mall in Orange California and a 90,000 square foot enclosed mall in Dickinson, North Dakota. The Company also purchased 50% membership interest in two LLCs, one of which owns a 100% interest in a 24,336 square foot, strip mall in Las Vegas, Nevada, the other owned a 100% interest in a 16,500 square foot strip mall also located in Las Vegas, Nevada.

     Three Months Ended March 31, 2003 and March 31, 2002
     ----------------------------------------------------
     As previously noted, comparability of the financial information discussed below is materially impacted by the property acquisitions during the quarter ended March 31, 2003.

     Rental Income.
     --------------
     Rental income consists of monthly base rent, a percentage of common-area rent, if applicable, pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $36,586 for the quarter ended March 31, 2003 due to the Company acquiring properties and beginning active operations.

     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of third party legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $273,042 to $286,354 for the quarter ended March 31, 2003 compared to $13,312 for the quarter ended March 31, 2002. Management anticipates operating and administrative expenses to continue to increase throughout the remainder of fiscal 2003 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the quarter ended March 31, 2003 was $9,034. The depreciation was attributable primarily to the Katella Center, T-Rex Mall and to a new phone system.

     Interest Expense.
     -----------------
     Interest expense consists of mortgage interest paid on the Company's properties and the amortization of deferred financing fees. Interest expense of $13,365 for the quarter ended March 31, 2003 was attributable to the Katella Center and T-Rex Mall properties.

     Net Loss.
     ---------
     Net Loss was $308,132 or $0.13 per share   basic and diluted   for the
quarter ended March 31, 2003 compared to a net loss of $13,312 or $0.01 per
share   basic and diluted   for the quarter ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------
     Capital Resources
     -----------------
     At March 31, 2003, the Company had $3,186 of cash and cash equivalents as compared to $6,058 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. As stated in Note 1 Going Concern, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently possess a financial institution source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its control shareholders. Because of the Company's current negative equity position, fund-raising from non-affiliated third parties may be difficult resulting in continued reliance
upon funding from its control shareholders.   These control shareholders,
however, are under no obligations and have made no commitments to continue to fund the Company.

     Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company's portfolio. Cash and cash equivalents decreased since December 31, 2002 principally as a result of operating expenses.

     To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities
------------------------------------
     Net cash used by operating activities was $110,799 for the three months ended March 31, 2003 compared to net cash used by operating activities of $61,189 for the three months ended March 31, 2002. This increase in cash used by operating activities relative to the prior period was primarily due to the Company's increased administrative and operating costs as it began to acquire real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws. The Company had no operations during the same quarter of 2002.

     Management expects cash flows from operating activities to increase due to the acquisitions of the Katella Center, T-Rex Mall, and the limited liability company membership interest in Spencer Springs and the Campus Drive Office Building completed during and subsequent to the quarter ended March 31, 2003, as well as the acquisition of additional properties and investments in unconsolidated real estate during the remainder of the year as the Company strategically build its real estate portfolio. Management is currently considering other potential opportunities to acquire real estate. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

     Cash Flows Used in Investing Activities
     ---------------------------------------

     Net cash used in investing activities amounted to $124,450 for the three months ended March 31, 2003 compared to $0 for the three months ended March 31, 2002. The Company invested $81,675 in investments in unconsolidated real estate operating properties during the quarter ended March 31, 2003, (including $37,250 for tenant improvements at the T-Rex Mall and $5,850 for a new phone system. In comparison, the Company spent $0 in real estate investments during the quarter ended March 31, 2002

     At March 31, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     Cash Flows from Financing Activities
     ------------------------------------
     Cash provided by financing activities amounted to $232,376 for the three months ended March 31, 2003 compared to $61,189 for the three months ended March 31, 2002. The primary reason for the increase was purchases of real property. Cash provided by financing activities for the quarter ended March 31, 2003 increased by $171,187 as a result of borrowings related to the acquisition of real estate holdings compared to $0 borrowed under notes payable for the quarter ended March 31, 2002. The major offsetting use of cash in connection with financing activities included $59,919 in principal payments on notes payable, primarily related to the repayment of unsecured debt to a related party.



     The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II   OTHER INFORMATION

Item 2     Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended March 31, 2003.

     Recent Sales of Unregistered Securities
     ---------------------------------------

     On March 31, 2003, the Company entered into an Asset Purchase Agreement whereby the Company acquired two real properties, interests in two limited liability companies and an interest in a limited partnership from Seashore Diversified Investment Company in exchange for 2,461,606 restricted common shares and 4,997,807 restricted Series A Convertible Preferred shares. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     Pursuant to the Asset Purchase Agreement between the Company and Seashore, the Company acquired Seashore's 50% membership interest in Decatur Center, LLC. On April 18, 2003, the Company acquired the remaining 50% membership interests in Decatur Center, LLC, from the holders thereof in exchange for 1,552,480 restricted Series B Convertible Preferred shares. In connection with the transaction two Company officers and directors received shares. William Biddle received 60,000 shares personally as a commission, and his family trust, of which he is the trustee, received 316,800 shares. Clifford Strand received 50,000 shares as a commission. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Rule 506 of Regulation D of rules and regulations promulgated under the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On March 31, 2003, the Company issued 1,000,000 restricted shares of Series B Convertible Preferred stock to Wayne Sutterfield, a director of the Company, in satisfaction of a $500,000 debt obligation owed Mr. Sutterfield in connection with the T-Rex Mall. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

Item 6         Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 99.1   Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on April 28, 2003 disclosing that the Company had changed independent auditors. That Report is incorporated herein by this reference. The Company disclosed that it had dismissed Bierwolf, Nilson & Associates and retained the services retained of Cacciamatta Accountancy Corp. The Current Report further disclosed that Bierwolf, Nilson & Associates' report on the Company's financial statements for fiscal years ending October 31, 2001 and 2002 and for the transition period ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the registrant's audit committee.



                                 SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                              SECURED DIVERSIFIED INVESTMENT, LTD.



Date: June 20, 2003           By: /S/ Clifford L. Strand
                              --------------------------------------------
                              Clifford L. Strand, Chief Executive Officer



Date: June 20, 2003           By: /S/ Munjit Johal
                              --------------------------------------------
                              Munjit Johal, Chief Financial Officer



               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Clifford L. Strand, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Secured Diversified Investment, Ltd., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 20, 2003           By:/S/ Clifford L. Strand
                              --------------------------------------------
                              Clifford L. Strand, Chief Executive Officer




               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Munjit Johal, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Secured Diversified Investments, Ltd., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):


          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 20, 2003                By: /S/ Munjit Johal
                                   ---------------------------------------
                                   Munjit Johal, Chief Financial Officer