Form 10QSB/A
period 2003-03-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-08-19
CIK 13156

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
                         Consolidated Balance Sheet
                                (Unaudited)

                                                                  March 31,
ASSETS                                                              2003
                                                                -----------
Current Assets
--------------
 Cash                                                          $     3,186
                                                                -----------
   Total Current Assets                                              3,186

Fixed Assets
------------
 Equipment, net of $163 of accumulated depreciation                  5,688
 Real Estate, net of $8,871 accumulated depreciation             3,475,766
                                                                -----------
   Total Fixed Assets                                            3,481,454

Investment in Subsidiaries                                         431,675
                                                                -----------
   Total Assets                                                $ 3,916,315
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable                                              $    91,591
 Interest Payable                                                    9,310
 Payroll Liabilities                                                20,200
 Property Taxes Payable                                             13,891
 Security Deposits                                                  29,655
 Current Portion of Long Term Liabilities                          577,004
                                                                -----------
   Total Current Liabilities                                       741,651

Long Term Liabilities
---------------------
 Notes Payable related parties, net of currnet portion              67,000
 Mortgages Payable, net of current portion                       2,100,274
                                                                -----------
   Total Long - Term Liabilities                                 2,167,274
                                                                -----------
   Total Liabilities                                           $ 2,908,925
                                                                ===========



Minority Interest                                                  166,524

STOCKHOLDERS' EQUITY
--------------------
 Series A Preferred Stock, 7,500,000 shares authorized,
  $0.01 par value, 4,997,807 issued & outstanding                   49,978
 Series B Preferred Stock, 20,000,000 shares authorized,
  $0.01 par value, 1,000,000 issued & outstanding                   10,000
 Series C Preferred Stock, 22,500,000 shares authorized,
      $0.01 par value, zero shares issued & outstanding                -
 Common Stock, 100,000,000 shares authorized, $0.001
  par value, 4,811,147 issued and outstanding                        4,811
 Paid In Capital                                                 4,260,911
 Accumulated Deficit                                            (3,484,834)
                                                                -----------
   Total Equity                                                $   840,866

   Total Liabilities & Stockholders' Equity                    $ 3,916,315
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





                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America
                    Consolidated Statement of Operations
                                (Unaudited)

                                                     Three months ended March 31
                                                           2003         2002
                                                        -----------  -----------
Cash flows from operating activities:
 Net Loss                                               $ (308,132) $   (13,312)
 Adjustment to reconcile net loss to net cash used by
 operating activities:
  Depreciation                                               9,034          -
  Loss on sale of note receivable                           45,000          -
 Increase (decrease) in liabilities
   Current Liabilities                                     143,300      (47,877)
                                                        -----------  -----------
   Net cash used by operating activities                  (110,798)     (61,189)

Cash flow from investing activities:
 Purchase equipment and tenant improvements                (42,775)         -
 Investment in subsidiary                                  (81,675)         -
                                                        -----------  -----------
   Net cash used by investing activities                  (124,450)         -

Cash flows from financing activities:
 Proceeds from capital contributions                           -         61,189
 Proceeds on notes payable - related party                 292,295          -
 Payments on notes payable - related party                 (59,919)         -
                                                        -----------  -----------
   Net cash provided by financing activities               232,376       61,189
                                                        -----------  -----------
   Net increase (decrease) in cash                          (2,872)         -

   Cash, beginning period                                    6,058          -
                                                        -----------  -----------
   Cash, end of period                                  $    3,186  $       -
                                                        ===========  ===========
Supplemental disclosures:
 Cash paid for interest                                 $    4,055  $       -
 Cash paid for income tax                               $      -    $       -

Non-cash investing and financing activities:
  Property acquired through stock issuances,
   net of debt                                          $  411,738  $       -
 Investment in subsidiary through stock issuance,
   net of debt                                          $  350,000  $       -
 Conversion of note to stock                            $  500,000  $       -



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

NOTE 3 - Significant Accounting Policies
----------------------------------------

     A. The accompanying consolidated financial statements include the accounts of the Company and majority-owned subsidiaries (Decatur Center). Intercompany transactions and balances have been eliminated.
     B. Investments in companies in which the Company has 20% to 50% other than temporary ownership interest (Spencer Springs) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Investments in companies in which the Company owns less than 20% interest (Campus Drive Office Building) are carried at the lower of cost or fair value.
     C.   The Company uses the accrual method of accounting.
     D. Revenues, currently consisting of rental revenues, are recognized in the period the rent is earned.
     E. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no such investments.
     F. Basic Earnings per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
     G. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
     H. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ form those estimates.
     I. The fair value of notes payable to related parties cannot be determined due to the related party nature of the obligations. The carrying amounts of other assets and liabilities, qualifying as financial instruments are a reasonable estimate of their fair value.
     J. Deferred income taxes are provided on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Cumulative losses incurred since inception create a net operating loss that can offset future tax liabilities; however, because of the uncertainty of the Company's ability to utilize the benefit, an allowance was created to offset the entire benefit (deferred tax asset).

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

NOTE 5   Related Party Long-Term Debt
-------------------------------------

The following is a summary of the Company's debt to related parties at March 31, 2003:

Convertible note payable, bearing interest at 9%,
Interest only, maturing September 30, 2003                    $    144,458

Notes payable, due on demand                                        52,500

Note payable, bearing interest at 8%,
Interest only, maturing February 17, 2006                           67,000
                                                               ------------
Total related party debt                                      $    263,958
Less current portion of related party debt                        (196,958)
                                                               ------------
                                                              $     67,000
                                                               ------------




Following are maturities of related party long-term debt for each of the next five years:

         YEAR                                   AMOUNT
         2003                                   $ 196,958
         2004                                           -
         2005                                           -
         2006                                   $  67,000
         Thereafter                                     -
                                                ----------
               Total                            $ 263,958
                                                ==========

NOTE 6   Long Term Debt Payable
-------------------------------
Following is a summary of the Company's debt at March 31, 2003:

                                                            2003
                                                       ------------
Mortgage payable, bearing interest at 12%,
Maturing August 15th, 2003, interest only,
Secured by first trust deed on Katella;
see Subsequent Events                                  $   350,000

Mortgage Payable, bearing interest at 10%,
Matured, interest only, secured by second
Trust deed on Katella; see Subsequent Events                 4,826

Mortgage payable, bearing interest at 9.719%,
Maturing April 1st, 2008, amortized monthly
Payment $20,245.74, secured by first trust deed
on Spenser Springs                                       2,125,494

Total Long-Term Debt                                   $ 2,480,320
Less current portion of long-term debt                     380,046
                                                       ------------
                                                       $  2,100,274

Following are maturities of long-term debt for each of the next five years:

               YEAR   AMOUNT
               2003   $  380,046
               2004       37,065
               2005       41,496
               2006       45,775
               2007       50,495
               2008    1,925,443
                      -----------
               Total  $2,480,320

NOTE 7 - Stockholders' Equity
-----------------------------
In February 2003, the Company created three series of preferred stock as follows: (1) Series A consisting of 7,500,000 shares with a par value of $0.01 and a liquidation preference of $1.00 per share; (2) series B consisting of 20,000,000 shares with a par value of $0.01 and a liquidation preference of $0.50 per share; and (3) Series C consisting of 22,500,000 shares with a par value of $0.01 and a liquidation preference of $3.00 per share. The
Company's Series A Convertible Preferred shares have the same voting rights as Common Stock. All preferred stock is convertible to common stock at no cost, at the option of the holder.

NOTE 8   Financial Statements of Acquired Properties and Interests
------------------------------------------------------------------
Spencer Springs, LLC. On February 10, 2003, the Company purchased a 50% interest in Spencer Springs. The following is unaudited condensed financial statements of Spencer Springs, LLC.

                        Spencer Springs, LLC
                      Condensed Balance Sheet
                          March 31, 2003

ASSETS
Cash                                            $         23
Property, net of accumulated depreciation          2,540,721
                                                -------------
     Total Assets                               $  2,540,744

LIABILITIES AND MEMBER'S CAPITAL
Short term notes payable   members              $     10,000
Short term notes payable   other                      42,500
Security deposits                                     29,655
Mortgage notes                                     2,125,493
                                                -------------
  Total Liabilities                             $  2,207,648
Members' capital                                $    333,096
                                                -------------
Total Liabilities and Member Capital            $  2,540,744

                          Spencer Springs , LLC
                    Condensed Statement of Operations
                       Quarter ended March 31, 2003

REVENUES - rental income                        $     97,322
EXPENSES
  Operating and administrative costs                  46,714
  Depreciation expense                                12,947
  Interest expense                                    51,758
                                                -------------
Net Income (Loss)                               $    (14,097)


Decatur Center, LLC. On March 31, 2003, the company purchased a 50% interest in Decatur Center, LCC. The following represents unaudited condensed financial statements of Decatur prior to the acquisition.

                           Decatur Center, LLC
                         Condensed Balance Sheet
                              March 31, 2003

ASSETS
Cash                                             $     1,497
Property, net of accumulated depreciation          1,483,906
                                                 ------------
     Total Assets                                $ 1,485,403

     LIABILITIES AND MEMBERS' CAPITAL
Current liabilities - security deposits          $    12,605
Long term notes payable                               32,562
Mortgage   note                                    1,083,846
                                                 ------------
  Total Liabilities                              $ 1,129,013
     Members Capital                                 356,390
                                                 ------------
Total Liabilities and Member Capital             $ 1,485,403

                           Decatur Center, LLC
                    Condensed Statement of Operations
                       Quarter ended March 31, 2003

REVENUES - rental income                         $    52,358
EXPENSES
   Operating and administrative costs                 27,335
   Depreciation                                        9,892
   Interest Expense                                   25,100
                                                 ------------
     Net Income (Loss)                           $    (9,969)


Katella Center. The Company acquired a 100% ownership interest in a strip mall. The following represents the unaudited condensed statement of operations; balance sheet information is not yet available.

                              Katella Center
                    Condensed Statement of Operations
                       Quarter ended March 31, 2003

REVENUES - rental income                         $    32,163
EXPENSES
   Operating Expenses                                  3,632
   Depreciation                                        3,216
   Interest Expense                                   10,965
                                                 ------------
     Net Income (Loss)                           $    14,800


T-Rex Mall. The Company acquired 100% ownership interest in a shopping mall. Financial statements are not yet available.

Note 9   Commitments and Contingencies
--------------------------------------
Ground lease. The Company entered into a 50-year ground lease for the land under T-Rex Mall. The lease requires monthly payments of $13,708, adjusted annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%.

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

NOTE 10 - Subsequent Events
---------------------------
Katella Center. Subsequent to March 31, 2003, the $350,000 first trust deed on Katella Center was refinanced. There is now a first trust deed in the amount of $370,000, bearing an interest rate of 11.50%. This debt obligation is due and payable on May 15, 2005. The current monthly payment, which covers only interest, is $3,545.83. The Company also refinanced the $4,826 second trust deed for $25,000, at a rate of 14.00%, from a shareholder of Seashore. The monthly payment is $291.66 per month. This payment covers only the interest on the loan. This note is due and payable on May 15, 2004. Also subsequent to March 31, 2003, the Company retained an unrelated third party property management group to manage this property. The management fee is equal to 6% of the monthly rents collected.

Decatur Square. On April 17, 2003, the Company purchased the remaining 50% interest in the Decatur Center, LLC for 1,552,480 shares of Series B Convertible preferred stock. One of the limited liability company members is a family trust managed by William S. Biddle, an officer and director of the Company. The trust received 317,000 shares of Series B preferred stock. William S. Biddle and Clifford L. Strand, Officers and Directors of the Company, received commissions in the amount of $30,000 and $25,000, respectively, paid in Series B preferred stock totaling 60,000 and 50,000 shares, respectively. Additionally, Anthony Giangrande received 60,000 shares of Series B preferred stock and C. Marshall Mast received 30,000 shares of Series B preferred stock. The property was subsequently sold to a third party for $1,825,000. The buyer assumed debt of $825,000 and the Company extended a loan of $425,000 to the buyer. Anthony Giangrande, a shareholder, received $100,000 in connection with the sale.

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

Real Estate Investments

     Through March 31, 2003, the Company, had purchased interests in two operating real estate properties and limited liability membership interests in three operating properties. Through March 31, 2003, the Company had sold no properties. Subsequent to March 31, 2003, the Company sold one operating property.

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

     Pursuant to an agreement with the other members of the limited liability company that own Spencer Springs, the Company is required to purchase the other 50% interest in the limited liability company by August 2003 for $1,000,000. The purchase price may be paid in cash or securities at the option of the other members, one of whom is an officer and director of the Company.

     Spencer Springs is managed by an unrelated third party property management group. The Company pays a monthly management fee of approximately $1,740.

     Decatur Square, Las Vegas, Nevada
     ---------------------------------
     The Company also acquired a 50% interest in a limited liability company that owns a strip mall known as Decatur Square. On April 17, 2003, the Company acquired the remaining 50% interest in the limited liability company from its other members in exchange for 1,552,480 restricted shares of the Company's Series B Preferred Stock and $123,760. The shares issued were valued at $.50 per share. Of the shares issued to the remaining limited liability company members, 317,000 were issued to a family trust managed by an officer and director of the Company for the family trust's interest in the limited liability company and the properties. Under the terms of the contract between the Company and the limited liability company, upon acquisition of the remaining 50% interest in the limited liability company Clifford Strand and William Biddle, officers and directors of the Company received 50,000 and 60,000 shares of Series B Convertible Preferred Stock respectively for commissions from the former limited members company members. The shares were valued at $.50 per share.

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

     Campus Drive Office Building
     ----------------------------
     On January 24, 2003, the Company acquired a 19% membership interest in Diversified Commercial Brokers, LLC. The primary asset of Diversified is an 8,685 square foot office building where the Company maintains its corporate headquarters. The office building is located on Campus Drive in Newport Beach, California. The Company paid $86,425 for this interest, including fees associated with the acquisition. The remaining 82% interest in Diversified is owned by three directors of the Company.

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