Form 10QSB
period 2003-06-30
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-09-15
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the Quarter Ended:                              Commission File Number:
    June 30, 2003                                              0-30653



                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 ------------------------------------------
               (Name of small business issuer in its charter)


     Nevada                                                 80-0068489
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)


5030 Campus Drive, Newport Beach California                         92660
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code     (949) 851-1069
                                                    -----------------------

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

As of September 5, 2003, issuer had 4,811,147 shares of its $.001 par value common stock outstanding.

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                   (Formerly Book Corporation of America)
                         Consolidated Balance Sheet

                                                              June 30, 2003
                                                               (Unaudited)
                                                              -------------
ASSETS
Current Assets
--------------
 Cash                                                        $     252,859
 Note Receivable                                                   425,000
                                                              -------------
Total Current Assets                                               677,859

Fixed Assets
------------
 Equipment, net of $650 of accumulated depreciation                  5,199
 Real Estate, net of $32,000 of accumulated depreciation         3,023,971
                                                              -------------
Total Fixed Assets                                               3,029,170

Investment in Subsidiaries                                          97,433
Prepaid Expenses                                                     4,561
                                                              -------------
Total Assets                                                 $   3,809,023
                                                              =============

                                 Continued
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                   (Formerly Book Corporation of America)
                         Consolidated Balance Sheet

                                                              June 30, 2003
                                                               (Unaudited)
                                                              -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
 Accounts Payable                                            $      43,516
 Interest Payable                                                      184
 Payroll Liabilities                                                65,020
 Security Deposits                                                  29,655
 Current Portion of Long-Term Debt, related party                  355,646
 Current Portion of Long-Term Debt                                  32,044
                                                              -------------
Total Current Liabilities                                          526,065

Long Term Liabilities
---------------------
 Notes Payable, related parties                                    174,250
 Mortgages Payable                                               2,480,438
                                                              -------------
Total Long-Term Liabilities                                      2,654,688
                                                              -------------
Total Liabilities                                            $   3,180,753
Minority Interest                                                  166,524

STOCKHOLDERS' EQUITY
--------------------
 Series A Preferred Stock, 7,500,000 shares authorized,
  $0.01 par value, 4,997,807 issued & outstanding                   49,978
 Series B Preferred Stock, 20,000,000 shares authorized,
  $0.01 par value, 2,552,480 issued & outstanding                   25,924
 Series C Preferred Stock, 22,500,000 shares authorized,
  $0.01 par value, zero shares issued & outstanding                 -
 Common Stock, 100,000,000 shares authorized, $0.001
  par value, 4,811,147 issued and outstanding                        4,811
 Paid In Capital                                                 4,271,378
 Accumulated Deficit                                            (3,890,345)
                                                              -------------
Total Equity                                                 $     461,746
                                                              -------------
Total Liabilities & Stockholders' Equity                     $   3,809,023
                                                              =============


                           See accompanying notes


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                   (Formerly Book Corporation of America)
                   Consolidated Statements of Operations
                                (Unaudited)

                                       Three months ended       Six months ended
                                            June 30,               June 30,
                                            ---------             ---------
                                        2003         2002        2003         2002
                                    -----------  ----------- -----------  -----------
REVENUES
 Rental Income                      $  212,791  $      -     $  249,378  $      -
                                    -----------  ----------- -----------  -----------
 Total Revenues                        212,791         -        249,378         -

Operating and Administrative Costs  $  429,704  $    13,312  $  716,060  $    23,853
                                    -----------  ----------- -----------  -----------
Operating Income (Loss)             $ (216,913) $   (13,312) $ (466,682) $   (23,853)

Other Income and Expenses
 Interest expense                   $  (16,807) $      -     $  (30,171) $      -
 Interest income                         2,950         -          2,950         -
 Other income (loss)                  (174,741)        -       (219,741)        -
                                    -----------  ----------- -----------  -----------
Net Income (Loss)                   $ (405,511) $   (13,312) $ (713,644) $   (23,853)
                                    ===========  =========== ===========  ===========

Basic and diluted income per
common share
 Net income (loss) per share        $    (0.08) $     (0.01) $    (0.20) $     (0.01)

Basic and diluted weight average
shares                               4,811,146    2,349,540   3,580,343    2,349,540


                           See accompanying notes

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                   (Formerly Book Corporation of America)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                              Six Months Ended
                                                         June 30, 2003  June 30, 2002
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                               $    (713,644) $     (23,853)
 Adjustment to reconcile net loss to net cash used
 by operating activities:
  Depreciation                                                 32,682          -
  Loss on sale of note receivable                              45,000          -
  Loss on sale of real estate                                 106,832          -
  Impairment of real estate                                   448,403          -
  Increase (decrease) in liabilities
  Increase (decrease) in assets and liabilities
   Prepaid expenses                                            (4,561)         -
   Current liabilities                                        117,028        (37,336)
                                                         -------------  -------------
Net cash provided (used) by operating activities               31,740        (61,189)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and tenant improvements                (62,542)         -
 Proceeds from sale of real estate                            231,186          -
 Investment in subsidiary                                     (97,433)         -
                                                         -------------  -------------
Net cash provided by investing activities                      71,211          -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from capital contributions                            -             61,189
 Proceeds from stock issuance                                  20,000          -
 Proceeds on notes payable - related party                    123,708          -
 Payments on notes payable - related party                    (32,021)         -
 Proceeds from notes payable                                   45,000          -
 Payments on notes payable                                    (12,837)         -
                                                         -------------  -------------
Net cash provided by financing activities                     143,850         61,189
                                                         -------------  -------------
Net increase (decrease) in cash                               246,801          -

Cash, beginning period                                          6,058          -
                                                         -------------  -------------
Cash, end of period                                     $     252,859  $       -
                                                         =============  =============

Supplemental disclosures:
 Cash paid for interest                                 $      73,528  $       -
 Cash paid for income tax                               $       -      $       -
Non-cash investing and financing activities:
 Property acquired through stock issuances, net of debt $     411,738  $       -
 Investment in subsidiary through stock issuance,
  net of debt                                           $     343,610  $       -
 Conversion of note to stock                            $     500,000  $       -
 Note receivable acquired in real estate sale
  transaction                                           $     425,000  $       -
 Assumption of note payable in real estate sale
  transaction                                           $     174,250  $       -

                           See accompanying notes

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                 Notes to Consolidated Financial Statements
                               June 30, 2003

NOTE 1 - Going Concern
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company, since its inception has sustained continued losses. Currently, the Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be
adequate to meet its liquidity requirements.   To the extent possible, the
Company will attempt to raise investment capital, satisfy debt obligations and acquire real estate holding through the issuance of additional capital stock. Such use of the capital stock of the Company may result in substanital dilution of the interest of the current shareholders of the Company. There can be no assurance that the Company will be successful in its efforts to raise investment capital, satisfy debt obligations, or acquire real estate holdings with its capital stock.

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

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                 Notes to Consolidated Financial Statements
                               June 30, 2003

NOTE 3 - Significant Accounting Policies
----------------------------------------

A. The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, Katella Center and T-Rex Mall. Intercompany transactions and balances have been eliminated.
B. Investments in companies in which the Company has 20% to 50% other than temporary ownership interest (Spencer Springs) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Investments in companies in which the Company owns less than 20% interest (Campus Drive Office Building) are carried at the lower of cost or fair value.
C.   The Company uses the accrual method of accounting.
D. Revenues, currently consisting of rental revenues, are recognized in the period the rent is earned.
E. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no such investments.
F. Basic Earnings per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
G. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
H. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ form those estimates.

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                 Notes to Consolidated Financial Statements
                               June 30, 2003

NOTE 4   Related Party Long-Term Debt
-------------------------------------

The following is a summary of the Company's debt to related parties at June 30, 2003:

Convertible note payable, bearing interest at 9%,
 interest only, maturing September 30, 2003                  $      136,146

Notes payable, due on demand                                         52,500

Note payable, bearing interest at 8%,
 interest only, maturing February 17, 2006                           67,000

Note payable, bearing interest at 7.05%,
 maturing April 15, 2008, interest only, secured
 by first trust deed on T   Rex Plaza Mall                          100,000

Note payable, bearing interest at 10%,
 interest only maturing April 21, 2004                              174,250
                                                              -------------
Total related party debt                                     $      529,896
Less current portion of related party debt                          355,646
                                                              -------------
                                                             $      174,250
                                                              =============

Following are maturities of related party long-term debt for each of the next five years:

                    YEAR                         AMOUNT
                    ----                     ------------
                    2003                     $   355,646
                    2004                           -
                    2005                           -
                    2006                          67,000
                    2007                           -
                    2008                         174,250
                                             ------------
                    Total                    $   529,896


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                 Notes to Consolidated Financial Statements
                               June 30, 2003


NOTE 5   Long Term Debt Payable
-------------------------------

Following is a summary of the Company's debt at June 30, 2003:

                                                                    2003
                                                               ------------

Mortgage payable, bearing interest at 11.5%,
maturing May 15, 2005, interest only, secured
by first trust deed on Katella Center                         $    370,000

Mortgage Payable, bearing interest at 15%,
maturing July 1, 2005, interest only, secured by
second trust deed on Katella Center                                 25,000

Mortgage payable, bearing interest at 9.719%,
maturing April 1, 2008, amortized monthly
payment $20,245.74, secured by first trust deed
on Spencer Springs, see Subsequent Events                        2,117,482
                                                              -------------
Total Long-Term Debt                                          $  2,512,482
Less current portion of long-term debt                              32,044
                                                              -------------
                                                              $  2,480,438

Following are maturities of long-term debt for each of the next five years:

                    YEAR                                          AMOUNT
                    ----                                      ------------
                    2003                                      $     17,209
                    2004                                            37,065
                    2005                                           436,496
                    2006                                            45,775
                    2007                                            50,495
                    2008                                         1,925,443
                                                              -------------
                    Total                                     $  2,512,483
                                                              -------------

NOTE 6   Impairment of Real Estate Assets
-----------------------------------------

The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger impairment include (1) significant negative industry or economic trend, and
(2) a significant underperformance relative to historical or projected future operating results. As a result the Company recognized impairment of $448,000 on the T-Rex Plaza Mall


                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                 Notes to Consolidated Financial Statements
                               June 30, 2003

NOTE 7 - Stockholders' Equity
-----------------------------

In February 2003, the Company created three series of preferred stock as follows: (1) Series A consisting of 7,500,000 shares with a par value of $0.01 and a liquidation preference of $1.00 per share; (2) series B consisting of 20,000,000 shares with a par value of $0.01 and a liquidation preference of $0.50 per share; and (3) Series C consisting of 22,500,000 shares with a par value of $0.01 and a liquidation preference of $3.00 per share. The Company's Series A Convertible Preferred shares have the same voting rights as Common Stock and are convertible to common stock at no cost, at the option of the holder.

Note 8   Commitments and Contingencies
--------------------------------------

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

NOTE 9 - Subsequent Events
--------------------------

Spencer Springs. Subsequent to June 30, 2003, the $2,117,482 first trust deed on Spencer Springs was refinanced. There is now a first trust deed in the amount of $2,250,000, bearing an interest rate of 11.50%. This debt obligation is due and payable on September 1, 2013. The current monthly payment is $11,400.42, compare to the previous monthly payment of $20,245.74.

Acquisition. Subsequent to June 30, 2003, the Company acquired the Hospitality Inn Located in Dickinson, North Dakota for 1,500,000 shares of restricted common stock and 2,500,000 shares of Series A Preferred Stock. Financial information on the acquired property is not yet available.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of June 30, 2003, together with the results of operations and cash flows for the periods ended June 30, 2003 and 2002.

Forward-Looking Statements
--------------------------
     Historical results and trends are not necessarily indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company's properties are located), legislative/regulatory changes, availability of capital, interest rates, competition and supply and demand for operating properties in the Company's current and proposed market areas. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

Critical Accounting Policies
----------------------------
     The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition and allowance for uncollectible receivables and impairment of real estate assets and deferred assets. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Uncollectible Receivables
----------------------------------------------------------------
     Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments that will result in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

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

Real Estate Investments
-----------------------
     The following table presents a summary of the Company's wholly-owned properties and properties in which it owns interests through certain limited liability companies as of June 30, 2003:

                                               Square    Date         Major
Property Name        Location      Ownership%  Feet      Acquired     Tenant(1)
-------------------- ------------  ----------- -------- ----------    --------------
Operating Properties

  Katella Center     Orange, CA           100     9,500  03/31/03(2)  Judith by
                                                                      Strings

  T-Rex Mall         Dickenson, ND        100    86,642  03/31/03(2)  Newby's

  Spencer Springs    Las Vegas, NV       50(3)   24,336  03/31/03     Amerident
                                                                      Chris's Place

  Campus Drive       Newport Beach,      19(3)    8,685  01/24/03     Borders
   Office Building   CA

(1)  Tenant occupying largest space of property.
(2)  The Company assumed operations of the property in February 2003.
(3)  Limited liability company membership interest.

Acquisitions
------------
     Pursuant to the terms and conditions of an Asset Purchase Agreement consummated on March 31, 2003, between the Company and Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, the Company acquired certain real estate holdings from Seashore in exchange for restricted shares of the Company's Preferred and Common Stock. Seashore is a real estate investment trust in the business of acquiring, selling and managing real estate holdings. Specifically, in exchange for 3,630,000 shares of restricted common stock of the Company and 7,370,000 shares of Series A Convertible Preferred Stock of the Company the Company was to acquire two properties, interests in two limited liability companies and the general partnership interest in Seacrest Hospitality I, a limited partnership, ("Seacrest").


     During the quarter ended June 30, 2003, the Company and Seashore agreed to rescind the acquisition of the general partnership interest in Seacrest. The primary asset of Seacrest is the Hospitality Inn in Dickinson, North Dakota. Accordingly, the number of shares Seashore received in connection with the Asset Purchase Agreement was reduced by 1,168,393 shares of common stock and 2,371,193 shares of Series A Convertible Preferred Stock.

     Subsequent to the quarter ended June 30, 2003, the Company consummated an agreement with Seacrest to acquire the Hospitality Inn, on leased land, in Dickinson, North Dakota for $2,500,000 payable in the Company's restricted shares of common stock and Series A Preferred Stock in the amount of 1,500,000 shares and 2,500,000 shares, respectively. The property is a 149 room, full service hotel and convention center with a restaurant and banquet rooms. The inn is located on 6.6 acres of land that is subject to a 50-year ground lease that expires in 2053. Seacrest sold the ground to a third party that includes Sumiye Onodera-Leonard, a director of the Company, her husband Robert J. Leonard, who manages the interest of a family trust which effectively owns 25% of the Company's outstanding common shares, and the Akira and Hisako Imamura Family Trust which is managed by the sister of Sumiye Onodera-Leonard (collectively "Landowners"). The Landowners purchased the ground from Seacrest on June 17, 2003 for $1,300,000. The Landowners and Seacrest entered into a ground lease with monthly ground lease payments of $10,000, $12,000 and $14,000 for the first three years, respectively. Beginning with the fourth year, the ground lease payment will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. The Company is assuming the ground lease payments. Pursuant to the terms of the ground lease, Seacrest may repurchase the ground or assign its' rights to repurchase the ground to the Company. The Landowners are in the process of selling the ground to an unrelated third party. Additionally, the Company also acquired Dickinson Management
Company ("DMC"), a North Dakota corporation wholly owned by Seacrest, which operated the inn, owns the liquor license and is the registered entity for various licenses and permits necessary to operate the inn. In acquiring DMC, the Company will be assuming certain liabilities.

     Certain of the Company's board of directors and shareholders, Clifford
L. Strand, Sumiye Onodera-Leonard, Wayne Sutterfield, and Robert J. Leonard, own limited partnership interests in Seacrest.

     Pursuant to an agreement between Seashore and the other members of the limited liability company that own Spencer Springs, the Company is required to purchase the other 50% interest in the limited liability company by August 2004 for $1,000,000. The purchase in cash or securities at the option of the other members, one of whom is an officer and director of the Company. The Company hopes to acquire the entire interest by year end 2003. The members of the limited liability company have agreed to sell their interest for 3,100,000 shares of the Company's Series B Preferred Stock and $200,000.

Dispositions
------------
     On April 17, 2003, the Company acquired the remaining 50% interest in the Decatur Square strip mall from the other members of Decatur Square, LLC, the limited liability company which owned the property, in exchange for 1,552,480 restricted shares of the Company's Series B Preferred Stock and $123,760. Of the shares issued to the remaining limited liability company members, 317,000 were issued to a family trust managed by an officer and director of the Company for the family trust's interest in the limited liability company and the property. Under the terms of the contract between the Company and the limited liability company, Clifford Strand and William Biddle, officers and directors of the Company received 50,000 and 60,000 shares of Series B Convertible Preferred Stock, respectively, as commissions which Seashore previously agreed to pay from the Company's acquisition of Seashore's assets.


     On April 17, 2003, the Company sold the Decatur Square strip mall in Las Vegas, Nevada to an unaffiliated third-party for $1,825,000 realizing a loss of $106,832, net proceeds of $231,186 and 59% in a note receivable.

Results of Operations
---------------------
     The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the six months ended June 30, 2003. As discussed above, during the three months ended March 31, 2003, the Company acquired a 100% ownership interest in a 9,500 square foot strip mall in Orange, California and a 89,642 square foot enclosed mall in Dickinson, North Dakota. The Company also purchased a 50% membership interest in two LLCs: one (Spencer Springs) owns a 100% interest in a 24,336 square foot, strip mall in Las Vegas, Nevada; and the other (Decatur Square) owned a 100% interest in a 16,500 square foot strip mall also located in Las Vegas, Nevada. The Company also acquired a 19% membership interest in an LLC that owns an 8,685 square foot office building in Newport Beach, California.

     Three Months Ended June 30, 2003 and 2002
     -----------------------------------------
     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2003.

     Rental Income.
     --------------
     Rental income consists of monthly base rent, a percentage of common-area rent, if applicable, pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $212,000 for the three months ended June 30, 2003, due to the Company acquiring properties and beginning active operations. The Company realized no rental income in the comparable period 2002.

     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $416,000 to $430,000 for the three months ended June 30, 2003, compared to $13,000 for the three months ended June 30, 2002. The increase is attributable to the operations of the acquired real estate. Additionally, payroll increased as a result of employment agreements being executed by certain members of management effective May 1, 2003. These agreements result in a monthly expense of $30,000 of which only $16,000 is being paid and the balance accrued (See Part II - Item 5. Other Information). Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2003 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the three months ended June 30, 2003 was $24,000 compared to no depreciation for the three months ended June 30, 2002. The depreciation was attributable primarily to the Katella Center, T-Rex Plaza Mall and Spencer Springs.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $16,807 for the three months ended June
30, 2003 was attributable to the Katella Center, T-Rex Plaza Mall and
Spencer Springs properties.   The Company recognized impairment with
respect to the T-Rex property in the amount of $448,000. (See Notes to Consoldiated Financial Statements - Note 6). The Company paid nothing in interest and other expense during the comparable period ended June 30, 2002.


     Net Income.
     -----------
     The net loss was $405,000 or $0.08 per share   basic and diluted   for
the three months ended June 30, 2003 compared to a net loss of $13,000 or
$0.01 per share   basic and diluted   for the three months ended June 30,
2002.

     Six Months Ended June 30, 2003 and 2002
     ---------------------------------------
     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2003.

     Rental Income.
     --------------
     Rental income consists of monthly base rent, a percentage of common-area rent, if applicable, pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased to $249,000 for the six months ended June 30, 2003, due to the Company acquiring properties and beginning active operations. The Company realized no rental income in the comparable six month period ended June 30, 2002.

     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $692,000 to $716,000 for the six months ended June 30, 2003, compared to $24,000 for the six months ended June 30, 2002. The increase in payroll was attributable to the execution of employment agreements for certain members of management effective May 1, 2003. These agreements result in a monthly expense of $30,000 of which only $16,000 is being paid and the balance accrued (See Part II - Item 5. Other Information). Management anticipates operating and administrative expenses to continue to increase throughout the remainder of 2003 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the six months ended June 30, 2003 was $33,000 compared to no depreciation for the six months ended June 30, 2002. The depreciation was attributable primarily to the Katella Center, Spencer Springs and to a new phone system.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties and the amortization of deferred financing fees. Interest expense of $74,000 for the six months ended June 30, 2003 was attributable to the Katella Center, T-Rex Plaza Mall and Spencer Springs properties.
The Company recognized impairment in the amount of $448,000 with respect to the T-Rex Plaza Mall (See Notes to Consolidated Financial Statements - Note
6). The Company paid nothing in interest and other expense during the comparable period ended June 30, 2002.

     Net Loss.
     ---------
     The net loss was $714,000 or $(0.20) per share   basic and diluted
for the six months ended June 30, 2003 compared to a net loss of $24,000 or
$(0.01) per share   basic and diluted   for the six months ended June 30,
2002.


     Liquidity and Capital Resources
     -------------------------------
     Capital Resources
     -----------------
     As stated in financial statement Note 1 Going Concern, the Company does not have significant cash or other liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently possess a financial institution source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. To the extent possible, the Company will attempt to raise investment capital, satisfy debt obligations and acquire real estate holding throug the issuance of additional capital stock. Such use of the capital stock of the Company may result in substanital dilution of the interest of the current shareholders of the Company. There can be no assurance that the Company will be successful in its efforts to raise investment capital, satisfy debt obligations, or acquire real estate holdings with its capital stock.


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

     At June 30, 2003, the Company had $253,000 of cash and cash equivalents as compared to $6,000 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. This increase in cash and cash equivalents resulted primarily from the cash proceeds from the sale of Decatur Square.

     Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company's portfolio. Cash and cash equivalents decreased since December 31, 2002 principally as a result of acquisition of real estate investments.

     On May 1, 2003, the debt obligations on the Katella Center in Orange, California were refinanced. There is now a first trust deed in the amount of $370,000, bearing an annual interest rate of 11.5%. This debt obligation is due and payable on May 15, 2005. The current monthly payment, which covers only interest, is $3,546. On May 5, 2003, the Company also refinanced the second trust deed in the amount of $25,000, at an annual rate of 15%. The monthly payment is $312 per month interest only. This note is due and payable on July 1, 2005. Similarly, in August 2003 the Company refinanced the note secured by a first trust deed on its Spencer Springs, strip mall in Las Vegas, Nevada. The current outstanding indebtedness on Spencer Springs at June 30, 2003, was approximately $2,117,482. This note matures in April 2008, with a balloon payment of approximately $1,900,000 due at maturity. The annual interest rate on the note is 9.7%, with a monthly payment of $20,245.74. The existing first trust deed has been refinanced for $2,250,000. The note bears an interest rate of 4.50% fixed for the first six months after which the rate may adjust every six months no more than 1%, with a lifetime cap on adjustment of 5%, according to LIBOR. The loan is a 30 year amortizing obligation with a term of 10 years and a monthly payment of $11,400.42. The mall was appraised by the new lender to have an estimated market value of $4,200,000.

     To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

     Cash Flows from Operating Activities
     ------------------------------------
     Net cash provided by operating activities was $32,000 for the six months ended June 30, 2003 compared to net cash used by operating activities of $61,000 for the six months ended June 30, 2002. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws. The Company had no operations during the same quarter of 2002.

     Management expects cash flows from operating activities to increase due to the acquisitions of the Katella Center, T-Rex Mall, and the limited liability company membership interest in Spencer Springs and the Campus Drive Office Building as well as the acquisition of additional properties and investments in unconsolidated real estate during the remainder of the year as the Company strategically builds its real estate portfolio. Management is currently considering other potential opportunities to acquire real estate. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon
(i) receipt of a satisfactory environmental survey and property appraisal,
(ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

     Cash Flows From in Investing Activities
     ---------------------------------------
     Net cash from investing activities amounted to $71,000 for the six months ended June 30, 2003 compared to $0 for the six months ended June
30, 2002, primarily from the sale of Decatur Square offset by an investment in the Campus Drive office building and various capital expenditures.

     At June 30, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     Cash Flows from Financing Activities
     ------------------------------------
     Cash provided by financing activities amounted to $144,000 for the six months ended June 30, 2003 compared to $61,000 for the quarter ended June 30, 2002. The primary reason for the increase was proceeds from notes and the sale of preferred stock.

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

PART II  OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES
----------------------------
     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended June 30, 2003.

     Recent Sales of Unregistered Securities
     ---------------------------------------

     On April 17, 2003, the Company acquired the remaining 50% membership interests in Decatur Center, LLC, from the holders thereof in exchange for 1,552,480 restricted Series B Convertible Preferred shares and $123,760. In connection with the transaction two Company officers and directors received shares which Seashore previously agreed to pay fro the Company's acquisition of Seashore's assets. William Biddle received 60,000 shares personally as a commission, and his family trust, of which he is the trustee, received 316,800 shares. Clifford Strand received 50,000 shares as a commission. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Rule 506 of Regulation D of rules and regulations promulgated under the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     On August 1, 2003, the Company issued 62,000 restricted shares of Series B Convertible Preferred Stock for a total consideration of $31,000 to the following individuals: (1) Harlan Morrison, 40,000 shares; Jay & Alicia Kister, 5,000 shares; Matt Kister, 5,000 shares; and Thomas Kister, 12,000 shares. Jay Kister is a director of the Company and the Chairman of its Audit Committee. Matt Kister and Thomas Kister are the brother and father, respectively, of Jay Kister. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

ITEM 5 EMPLOYMENT AGREEMENTS

     Effective May 1, 2003, the Board of Directors entered into employment agreements with Clifford Strand, William Biddle and Gernot Trolf.
Following is a brief description of the terms and conditions of each employment agreement.

     The Employment Agreement of Clifford Strand, President and Chairman of the Board of directors of the Company provides: (a) an employment term of three years; (b) an average annual salary of $346,667, to be paid as follows: (i) $180,000 the first year; (ii) $360,000 the second year:
(iii), and $500,000 the third year; (c) 500,000 shares of restricted stock; (d) 100,000 shares of restricted common stock for each year the Company increases net assets by 20%; (e) stock options to purchase 1,000,000 shares of common stock at a price of $0.15 per share; and (f) benefits including vacation pay, health insurance, and expense reimbursement. In light of the Company's financial condition, the executive has agreed to accept half of the first year's salary and the balance is being accrued.

     The Employment Agreement of William Biddle, Vice President and Director provides: (a) an employment term of three years; (b) an average annual salary of $240,000 to be paid as follows: (i) $120,000 the first year, (ii) $240,000 the second year; and (iii) $360,000 the third year;
(c) 250,000 shares of restricted stock; (d) 50,000 shares of restricted common stock for each year the Company increases net assets by 20%; (e) stock options to purchase 500,000 shares of common stock at a price of $0.15 per share; and (f) benefits including vacation pay, health insurance, and expense reimbursement. In light of the Company's financial condition, the executive has agreed to accept half of the first year's salary and the balance is being accrued.
     The Employment Agreement for Gernot Trolf, Vice President and Chief Operating Officer provides: (a) an employment term of three years; (b) an average annual salary of $120,000 to be paid as follows: (i) $60,000 the first year; (ii) $120,000 the second year, and (iii) $180,000 the third year; (c) 250,000 shares of restricted stock; (d) 50,000 shares of restricted common stock for each year the Company increases net assets by 20%; (e) stock options to purchase 500,000 shares of common stock at a price of $0.15 per share; and (f) benefits including vacation pay, health insurance, and expense reimbursement. In light of the Company's financial condition, the executive has agreed to accept 70% of the first year's salary and the balance is being accrued.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 10.1   Employment Agreement of Clifford L. Strand

Exhibit 10.2   Employment Agreement of William Biddle

Exhibit 10.3   Employment Agreement of Gernot Trolf

Exhibit 31.1   Certification of Principal Executive Officer

Exhibit 31.2   Certification of Principal Financial Officer

Exhibit 32.1   Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on May 14, 2003 disclosing that the Company had changed independent auditors. That Report is incorporated herein by this reference. The Company disclosed that it had dismissed Bierwolf, Nilson & Associates and retained the services of Cacciamatta Accountancy Corp. The Current Report further disclosed that Bierwolf, Nilson & Associates' report on the Company's financial statements for fiscal years ending October 31, 2001 and 2002 and for the transition period ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the registrant's audit committee.



                                 SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                                   SECURED DIVERSIFIED INVESTMENT, LTD.



Date: September 8, 2003            By: /S/ Clifford L. Strand
                                   ---------------------------------------
                                   Clifford L. Strand,
                                   Principal Executive Officer



Date: September 8, 2003            By: /S/ Munjit Johal
                                   ---------------------------------------
                                   Munjit Johal,
                                   Principal Financial Officer