Form 10QSB
period 2003-09-30
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-11-20
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the Quarter Ended                                Commission File Number
 September 30, 2003                                            0-30653



                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 ------------------------------------------
               (Name of small business issuer in its charter)


     Nevada                                                 80-0068489
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)


5030 Campus Drive, Newport Beach California                         92660
(Address of principal executive offices)                         (Zip Code)


     Issuer's telephone number, including area code     (949) 851-1069
                                                      ------------------


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

As of November 10, 2003, issuer had 6,531,147 shares of its $.001 par value common stock outstanding.


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                         Consolidated Balance Sheet

                                                                September
                                                                 30, 2003
                                                             --------------
                                                                (Unaudited)
ASSETS
Current Assets
--------------
  Cash                                                       $     135,476
  Accounts Receivable                                               64,908
  Inventory                                                         20,740
  Note Receivable                                                  425,000
                                                             --------------
Total Current Assets                                               646,125

Fixed Assets
------------
Equipment, net of $4,261 of accumulated depreciation                65,663
Real Estate, net of $43,832 of accumulated depreciation          3,600,716
                                                             --------------
Total Fixed Assets                                               3,666,380

Other Assets
------------
  Investment in Subsidiaries                                       109,703
  Deposits                                                           5,330
  Prepaid Expenses                                                   6,064
                                                             --------------
Total Other Assets                                                 121,098
                                                             --------------
Total Assets                                                 $   4,433,602
                                                             ==============

















                                 Continued

                                     2


                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                         Consolidated Balance Sheet

                                                                September
                                                                 30, 2003
                                                             --------------
                                                                (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                                           $      71,382
  Interest Payable                                                     184
  Payroll Liabilities                                              198,810
  Accrued Property Tax                                              49,768
  Accrued Sales Tax                                                 46,812
  Security Deposits                                                 35,664
  Current Potion of Long-Term Debt, related parties                314,557
  Current Portion of Long-Term Debt                                 61,000
                                                             --------------
Total Current Liabilities                                          778,177

Long Term Liabilities
---------------------
  Notes Payable, related parties                                   174,250
  Mortgages Payable                                              2,603,981
                                                             --------------
Total Long - Term Liabilities                                    2,778,231
                                                             --------------
Total Liabilities                                                3,556,408
                                                             ==============

Minority Interest                                                  166,524

STOCKHOLDER' EQUITY
-------------------
  Series A Preferred Stock, 7,5000,000 shares authorized,
   $0.01 par value, 7,677,807 issued & outstanding                  74,978
  Series B Preferred Stock, 20,000,000 shares authorized,
   $0.01 par value, 2,620,480 issued & outstanding                  26,175
  Series C Preferred Stock, 22,500,000 shares authorized,
   $0.01 par value, zero share issued & outstanding                      -
  Common Stock, 100,000,000 shares authorized, $0.001 par
   value, 6,531,147 issued and outstanding                           6,311
  Paid in Capital                                                4,821,175
  Accumulated (Deficit)                                         (4,217,969)
                                                             --------------
Total Liabilities & Stockholders' Equity                     $   4,433,602
                                                             ==============





                           See accompanying notes

                                     3

                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                   Consolidated Statements of Operations
                                (Unaudited)

                                    Three months ended         Nine months ended
                                       September 30,              September 30,
                                    2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
REVENUES
  Rental Income                $   559,880   $         -  $    809,258  $          -
                               ------------  ------------  ------------  ------------
  Total Revenues                   559,880             -       809,258             -

Operating and
Administrative Costs           $   810,572   $    20,752  $  1,925,279  $     44,605
                               ------------  ------------  ------------  ------------
Operating Income (Loss)        $  (250,692)  $   (20,752) $ (1,116,021) $    (44,605)

Other Income and Expenses
  Interest expense             $   (54,545)  $         -  $   (137,471) $          -
  Interest income                    4,425             -         7,375             -
  Other income (loss)              (25,812)            -       202,850             -
                               ------------  ------------  ------------  ------------
Net Income (Loss)              $  (326,623)  $   (20,752) $ (1,034,267) $    (44,605)
                               ============  ============  ============  ============

Basic and diluted income per
common share
  Net income (loss) per share  $     (0.07)  $     (0.01) $      (0.22) $      (0.02)

Basic and diluted weighted
average shares                   4,811,146     2,349,540     4,811,146     2,349,540

























                           See accompanying notes

                                     4

                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                        September     September
                                                         30, 2003      30, 2002
                                                      ------------  ------------
Cash flows from operating activities:
 Net loss                                            $ (1,043,267) $    (44,605)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                             61,596             -
  Loss on sale of note receivable                          45,000             -
  Loss on sale of real estate                             106,832             -
  Impairment of real estate                               448,403             -
  Increase (decrease) in assets and liabilities:
   Receivables                                            (64,908)            -
   Inventory                                              (20,740)            -
   Prepaid expenses                                        (6,064)            -
   Current liabilities                                    437,891       (16,584)
                                                      ------------  ------------
Net cash provided (used) by operating activities          (35,257)      (61,189)

Cash flow from investing activities:
 Purchase of equipment and tenant improvements            (62,542)            -
 Proceeds from sale of real estate                        231,186             -
 Investment in subsidiary                                (109,703)            -
                                                      ------------  ------------
Net cash provided by investing activities                  58,941             -

Cash flows from financing activities:
 Proceeds from capital contributions                            -        61,189
 Proceeds from stock issuance                              34,000             -
 Proceeds on notes payable - related party                123,708             -
 Payments on note payable - related party                 (72,021)            -
 Proceeds from notes payable                               45,000             -
 Payments on notes payable                                (12,837)            -
                                                      ------------  ------------
Net cash provided by financing activities                 117,850        61,189
                                                      ------------  ------------
Net increase (decrease) in cash                           141,534             -

Cash, beginning of period                                   6,058             -
                                                      ------------  ------------
Cash, end of period                                  $    135,476  $          -
                                                      ============  ============

Supplemental disclosures:
 Cash paid for interest                              $    137,397  $          -
 Cash paid for income tax                            $          -  $          -
Non-cash investing and financing activities:
 Property acquired through stock issuances, net
  of debt                                            $  1,077,974  $          -
 Investment in subsidiary through stock issuance,
  net of debt                                        $    343,610  $          -
 Conversion of note to stock                         $    500,000  $          -
 Note receivable acquired in real estate sale
  transaction                                        $    425,000  $          -
 Assumption of note payable in real estate sale
  transaction                                        $    194,230  $          -

                           See accompanying notes
                                     5
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                      Notes to Consolidated Statements
                             September 30, 2003

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

On July 23, 2002, the Shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada corporation. On August 9, 2002, a merger between Secured Diversified Investment, Ltd., and Book Corporation of America was completed. Upon completion of the merger Secured Diversified Investment, Ltd. became the surviving corporation and Book Corporation of America was dissolved. On September 18, 2002, the OTCBB symbol for the Company's common stock was changed for BCAM to SCDI. The shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.

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

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                      Notes to Consolidated Statements
                             September 30, 2003

NOTE 3 - Significant Accounting Policies
----------------------------------------
A. The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.
B. Investments in companies in which the Company has 20% to 50% other than temporary ownership interest (Spencer Springs) are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Investments in companies in which the Company owns less than 20% interest (Campus Drive Office Building) are carried at the lower of cost or fair value.
C.   The Company uses the accrual method of accounting.
D. Revenues, currently consisting of rental revenues, are recognized in the period the rent is earned.
E. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no such investments.
F. Basic Earnings per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.
G. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets for the estimated lives of the assets. Depreciation and amortization is computed on the straight-line method.
H. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ form those estimates.

NOTE 4   Related Party Transactions
-----------------------------------
On August 1, 2003, the Company acquired the Hospitality Inn, a 149 room full service hotel complete with meeting and banquet rooms as well as a restaurant and bar on leased land. The hotel was purchased from Seacrest Hospitality I, a limited partnership ("Seacrest") for $2,500,000. The Company also acquired Dickinson Management Inc., a wholly owned subsidiary of Seacrest which operated the inn, owns the liquor license and is the registered entity for various permits and licenses necessary to operate the inn. In acquiring Dickinson Management Inc, the Company has assumed certain tax liabilities. The purchase price was paid in stock consisting of 1,500,000 restricted shares of common stock and 2,500,000 restricted shares of Series A Preferred Stock. Certain officers, directors and shareholders of the Company, Clifford Strand, Sumiye Leonard, Robert Leonard, and Wayne Sutterfield, are limited partners of Seacrest. Additionally, the Company assumed the land lease. The land is owned by Robert Leonard, Sumiye Leonard, and the Akira and Hisako Imamura Family Trust which is managed by the sister of Sumiye Leonard. The lease has a term of 50 years that expires in 2053. The monthly ground lease payments are $10,000, $12,000, and $14,000 for the first three years, respectively. Beginning with the fourth year, the ground lease payments will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. Pursuant to the terms of the ground lease, the Company may purchase the land.
                                     7
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                      Notes to Consolidated Statements
                             September 30, 2003

NOTE 5   Related Party Long-Term Debt
-------------------------------------
The following is a summary of the Company's debt to related parties at September 30, 2003:

Convertible note payable, bearing interest at 9%,
interest only, matured September 30, 2003                     $    135,057

Note payable, due on demand                                         12,500

Note payable, bearing interest at 8%,
interest only, maturing February 17, 2006                           67,000

Note payable, bearing interest at 7.05%,
maturing April 15, 2008, interest only, secured
by first trust deed on T   Rex Plaza Mall                          100,000

Note payable, bearing interest at 10%,
interest only maturing April 21, 2004                              174,250
                                                               ------------
Total related party debt                                      $    488,807
Less current portion of related party debt                         314,557
                                                               ------------
                                                              $    174,250

Following are maturities of related party long-term debt for each of the next five years:

          YEAR                                         AMOUNT
          ----                                    ---------------
          2003                                    $      247,557
          2004                                                 -
          2005                                                 -
          2006                                            67,000
          2007                                                 -
          2008                                           174,250
                                                  ---------------
          Total                                   $      488,807
                                                  ===============













                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                      Notes to Consolidated Statements
                             September 30, 2003


NOTE 6   Long Term Debt Payable

Following is a summary of the Company's debt at September 30, 2003:

                                                                   2003
                                                               ------------
Note Payable, bearing interest at 9%,
maturing June 20, 2005, interest only, unsecured.             $     19,980

Mortgage payable, bearing interest at 11.5%,
maturing May 15, 2005, interest only, secured
by first trust deed on Katella Center                              370,000

Mortgage Payable, bearing interest at 15%,
maturing July 1, 2005, interest only, secured by
second trust deed on Katella Center                                 25,000

Mortgage payable, bearing interest at 9.719%,
maturing April 1, 2008, amortized monthly
payment $20,245.74, secured by first trust deed
on Spencer Springs, see Subsequent Events                        2,250,000
                                                               ------------
Total Long-Term Debt                                          $  2,664,980
Less current portion of long-term debt                              61,000
                                                               ------------
                                                              $  2,603,980

Following are maturities of long-term debt for each of the next five years:

          YEAR                                         AMOUNT
          ----                                    ---------------
          2003                                    $       10,500
          2004                                            61,000
          2005                                           437,980
          2006                                            45,000
          2007                                            50,000
          2008                                         2,060,500
                                                  ---------------
          Total                                   $    2,664,980









                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                      Notes to Consolidated Statements
                             September 30, 2003

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

Private Placement. The Company is offering 18,447,520 shares of its Series B preferred stock at $0.50 per share in order to raise working capital. Additionally, the Company is offering 22,500,000 shares of its Series C preferred stock at $3.00 per share in exchange for real estate acquisitions. Both Series B and Series C preferred stock is convertible to common stock at the option of the holder. During the quarter ended September 30, 2003, the Company sold 28,000 shares of Series B Preferred Stock for $14,000.

NOTE 8   Financial Statements of Acquired Properties and Interests
------------------------------------------------------------------

Hospitality Inn. August 1, 2003, the Company acquired a 100% ownership interest in a full service hotel on leased land. The following represents the unaudited condensed financial statements of Hospitality Inn prior to the acquisition.

                              Hospitality Inn
                          Condensed Balance Sheet
                               July 31, 2003

  ASSETS
   Cash                                                       $     60,019
   Receivables                                                      33,601
   Inventory                                                        22,016
   Deposits                                                          5,330
   Real Estate, net                                                602,161
   Furniture, Fixtures & Equipment, net                             60,952
                                                              ------------
     Total Assets                                             $    784,079

LIABILITIES AND CAPITAL
  Liabilities
   Accounts Payable                                           $     65,797
   Taxes Payable                                                   142,554
   Other Liabilities                                               405,557
                                                              ------------
     Total Liabilities                                        $    613,908
   Capital
     Retained Earnings                                        $   (531,683)
     Net Income                                                    771,589
                                                              ------------
     Total Capital                                            $    170,171
                                                               ============

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                    Formerly Book Corporation of America
                      Notes to Consolidated Statements
                             September 30, 2003

                              Hospitality Inn
                     Condensed Statement of Operations
                               July 31, 2003

  Revenues                                                    $  1,226,221
  Expenses                                                      (1,509,780)
                                                               ------------
  Net Loss                                                        (283,559)
  Other Income
   Gain on Sale of Land                                            907,786
   Other Income                                                    147,362
                                                               ------------
     Total Other Income                                       $   1,055,148
                                                               ------------
     Net Income                                               $    771,589

Note 9   Commitments and Contingencies
--------------------------------------
The Company entered into a 50-year ground lease for the land under T-Rex Mall. The lease requires monthly payments of $13,708, adjusted annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%.

The Company assumed a 50-year ground lease for the land under the Hospitality Inn. The monthly ground lease payments are $10,000, $12,000, and $14,000 for the first three years, respectively. Beginning with the fourth year, the ground lease payments will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%.

NOTE 10 - Subsequent Events
---------------------------
On October 25, 2003, the Company acquired the remaining 50% of Spencer Springs, LLC for $167,865 in cash and 3,100,000 restricted shares of Series B Preferred Stock. The former members of Spencer Springs include William
S. Biddle Family Trust, managed by William Biddle an officer and director of the Company, and Anthony Giangrande Family Trust, Jack Dezen, Kellogg Business Center, Gill Biddle, Sally Podell all of whom are shareholders of the Company. Clifford Strand, William Biddle, and Anthony Giangrande received 124,000, 128,000, and 128,000 restricted shares of Series B Preferred Stock as fees.
















Item 2.   Management's Discussion and Analysis

Overview

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of September 30, 2003, together with the results of operations and cash flows for the periods ended September 30, 2003 and 2002.

Forward-Looking Statements

     Historical results and trends are not necessarily indicative of future operations. Managements' statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company's properties are located), legislative/regulatory changes, availability of capital, interest rates, competition and supply and demand for operating properties in the Company's current and proposed market areas. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

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


     Revenue Recognition and Allowance for Uncollectible Receivables
     ---------------------------------------------------------------
     Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments that will result in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant's financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

     Impairment of Real Estate Assets
     --------------------------------
     The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger an impairment review include the following:

     -    a significant negative industry or economic trend;

     - a significant underperformance relative to historical or projected future operation results; and

     -    a significant change in the manner in which the asset is used.

Real Estate Investments

The following table presents a summary of the Company's wholly-owned properties and properties in which it owns interests through certain limited liability companies as of September 30, 2003:

                                Company      Square  Date         Major
Property Name    Location       Ownership %  Feet    Acquired     Tenant (1)
---------------- ------------- ----------- -------  -----------  ------------------
Operating
Properties
----------------
Katella Center   Orange, CA     100           9,500  03/31/03 (2) Judith by Strings
T-Rex Mall       Dickinson, ND 100           89,642  03/31/03 (2) Newby's
Spencer Springs  Las Vegas, NV  50(3)        24,336  03/31/03     Amerident Chris's
                                                                  Place
Hospitality Inn  Dickinson, ND 100                   08/31/03

----------------
Investments in
Unconsolidated
Real Estate
----------------
Campus Drive     Newport Beach,
Office Building  CA              19(4)        8,685     01/24/03  Borders

     (1)  Tenant occupying largest space of property.
     (2)  The Company assumed operations of the property in February 2003.
     (3)  Owned by Spencer Springs limited liability company.
     (4)  Limited liability company membership interest.

Acquisitions

     Pursuant to the terms and conditions of an Asset Purchase Agreement consummated on March 31, 2003, between the Company and Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, the Company acquired certain real estate holdings from Seashore in exchange for restricted shares of the Company's Preferred and Common Stock. Seashore is a real estate investment trust in the business of acquiring, selling and managing real estate holdings. Specifically, in exchange for 3,630,000 shares of restricted common stock of the Company and 7,370,000 shares of Series A Convertible Preferred Stock of the Company, the Company was to acquire two properties, interests in two limited liability companies and the general partnership interest in Seacrest Hospitality I, a limited partnership, ("Seacrest").

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

     On August 1, 2003, the Company acquired from Seacrest the Hospitality Inn, on leased land, for $2,500,000 payable in the Company's restricted shares of common stock and Series A Preferred Stock in the amount of 1,320,000 shares and 2,680,000 shares, respectively. The property is a 149 room, full service hotel and convention center with a restaurant and banquet rooms. The inn is located on 6.6 acres of land that is subject to a 50-year ground lease that expires in 2053. Seacrest sold the ground to a third party that includes Sumiye Onodera-Leonard, a director of the Company, her husband Robert J. Leonard, who manages the interest of a family trust which effectively owns 25% of the Company's outstanding common shares, and the Akira and Hisako Imamura Family Trust which is managed by the sister of Sumiye Onodera-Leonard (collectively "Landowners"). The Landowners purchased the ground from Seacrest on June 17, 2003 for $1,300,000. The Landowners and Seacrest entered into a ground lease with monthly ground lease payments of $10,000, $12,000 and $14,000 for the first three years, respectively. Beginning with the fourth year, the ground lease payment will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. The Company is assuming the ground lease payments. Pursuant to the terms of the ground lease, Seacrest may repurchase the ground or assign its' rights to repurchase the ground to the
Company.   Additionally, the Company also acquired Dickinson Management
Company ("DMC"), a North Dakota corporation wholly owned by Seacrest, which operated the inn, owns the liquor license and is the registered entity for various licenses and permits necessary to operate the inn. In acquiring DMC, the Company will be assuming certain liabilities.

     Certain of the Company's officers, directors and shareholders, Clifford L. Strand, Sumiye Onodera-Leonard, Wayne Sutterfield, and Robert
J. Leonard, own limited partnership interests in Seacrest.

Subsequent Events

     On October 25, 2003, the Company acquired the remaining 50% of Spencer Springs, LLC for $167,865 in cash and 3,100,000 restricted shares of Series B Preferred Stock. The former members of Spencer Springs include William
S. Biddle Family Trust, managed by William Biddle an officer and director of the Company, and Anthony Giangrande Family Trust, Jack Dezen, Kellogg Business Center, Gill Biddle, Sally Podell all of whom are shareholders of the Company. Clifford Strand, William Biddle, and Anthony Giangrande received 124,000, 128,000, and 128,000 restricted shares of Series B Preferred Stock as commissions.
                                     14
Results of Operations

     The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the nine months ended September 30, 2003. As discussed above, during the three months ended March 31, 2003, the Company acquired a 100% ownership interest in a 9,500 square foot strip mall in Orange, California and a 89,642 square foot enclosed mall in Dickinson, North Dakota. The Company purchased a 50% membership interest in two LLCs: one (Spencer Springs) owns a 100% interest in a 24,336 square foot, strip mall in Las Vegas, Nevada; and the other (Decatur Square) owned a 100% interest in a 16,500 square foot strip mall also located in Las Vegas, Nevada, which the Company subsequently sold.
The Company also acquired a 19% membership interest in an LLC that owns an 8,685 square foot office building in Newport Beach, California.

     Three Months Ended September 31, 2003 and 2002

     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2003.

     Income.
     -------
     Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, income increased to $559,880 for the three months ended September 30, 2003. The Company realized no income in the comparable period 2002.

     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $789,820 to $810,572 for the three months ended September 30, 2003, compared to $20,752 for the three months ended September 30, 2002. The increase is attributable to the operation of acquired real estate. Additionally, payroll increased as a result of employment agreements being executed by certain members of management effective May 1, 2003. These agreements result in a monthly expense of $30,000 of which $19,000 is being
paid and the balance accrued (See Part II   Item 5. Other Information).
Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2003 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the three months ended September 30, 2003 was $29,026 compared to no depreciation for the three months ended September 30, 2002. The depreciation was attributable primarily to the Katella Center, Hospitality Inn and Spencer Springs.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $54,545 for the three months ended September 30, 2003 was attributable to the Katella Center, T-Rex Plaza Mall
and Spencer Springs properties.   The Company recognized impairment with
respect to the T-Rex property in the amount of $448,000. The Company paid nothing in interest and other expense during the comparable period ended September 30, 2002.

     Net Income.
     -----------
     The net loss was $326,623 or $(0.07) per share basic and diluted for the three months ended September 30, 2003 compared to a net loss of $20,752 or $(0.01) per share basic and diluted for the three months ended September 30, 2002.

Nine Months Ended September 31, 2003 and 2002

     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2003.

     Income.
     -------
     Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result income increased to $809,258 for the nine months ended September 30, 2003. The Company realized no income in the comparable period 2002.

     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $1,880,674 to $1,925,279 the nine months ended September 30, 2003, compared to $44,605 for the nine months ended September 30, 2002. The increase in payroll was attributable to the execution of employment agreements for certain members of management effective May 1, 2003. These agreements result in a monthly expense of $30,000 of which only $19,000 is being paid
and the balance accrued (See Part II   Item 5. Other Information).
Management anticipates operating and administrative expenses to continue to increase throughout the remainder of 2003 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the nine months ended September 30, 2003 was $61,596 compared to no depreciation for the nine months ended September 30, 2002. The depreciation was attributable primarily to the Katella Center, Spencer Springs, Hospitality Inn, and a new phone system.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties and the amortization of deferred financing fees. Interest expense of $137,471for the nine months ended September 30, 2003 was attributable to the Katella Center, T-Rex Plaza Mall and Spencer Springs properties. The Company recognized impairment in the amount of $448,000 with respect to the T-Rex Plaza Mall. The Company paid nothing in interest and other expense during the comparable period ended September 30, 2002.

     Net Loss.
     ---------
     The net loss was $1,043,267 or $(0.22) per share   basic and diluted
for the nine months ended September 30, 2003 compared to a net loss of
$44,605 or $(0.02) per share   basic and diluted   for the nine months
ended September 30, 2002.

Liquidity and Capital Resources

     Capital Resources
     -----------------
     As stated in financial statement Note 7   Going Concern, the Company
does not have significant cash or other liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently possess a financial institution source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its control shareholders. Because of the Company's current negative equity position, fund-raising from non-affiliated third parties may be difficult resulting
in continued reliance upon funding from its control shareholders.   These
control shareholders, however, are under no obligations and have made no commitments to continue to fund the Company.

     At September 30, 2003, the Company had $135,476 of cash and cash equivalents as compared to $6,000 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. This increase in cash and cash equivalents resulted primarily from the cash proceeds from the sale of Decatur Square.

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

     Cash Flows from Operating Activities
     ------------------------------------
     Net cash used by operating activities was $35,257for the nine months ended September 30, 2003 compared to net cash used by operating activities of $61,000 for the nine months ended September 30, 2002. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws. The Company had no operations during the same quarter of 2002.

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

     Cash Flows From in Investing Activities
     ---------------------------------------
     Net cash from in investing activities amounted to $58,941for the nine months ended September 30, 2003 compared to $0 for the nine months ended September 30, 2002, primarily from the sale of Decatur Square offset by an investment in the Campus Drive office building and various capital expenditures.

     At September 30, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     Cash Flows from Financing Activities

     Cash provided by financing activities amounted to $117,850 for the nine months ended September 30, 2003 compared to $61,000 for the quarter ended September 30, 2002. The primary reason for the increase was proceeds from notes and the sale of preferred stock.

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

PART II   OTHER INFORMATION

Item 2    Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended September 30, 2003.

     Recent Sales of Unregistered Securities
     ---------------------------------------
     On August 1, 2003, the Company issued 62,000 restricted shares of Series B Convertible Preferred Stock for a total consideration of $31,000 to the following individuals: (1) Harlan Morrison, 40,000 shares; Jay & Alicia Kister, 5,000 shares; Matt Kister, 5,000 shares; and Thomas Kister, 12,000 shares. Jay Kister is a director of the Company and the Chairman of its Audit Committee. Matt Kister and Thomas Kister are the brother and father, respectively, of Jay Kister. On August 26, 2003, the Company issued 6,000 restricted shares of Series B Convertible Preferred Stock for $3,000 to Marilyn Jacobs. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

     On September 30, 2003, the Company issued 400,000 restricted shares of common stock, of which 200,000 shares will eventually be registered, to Mark Taggatz, President of Wall Street Marketing Group, Inc. Mr. Taggatz would represent, advise, and assist the Company in corporate development, investor and public relations, and assist with shareholder relations. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. The Company received no cash for these shares.

Item 4    Submission of Matters to a Vote of Security Holders

     Subsequent to quarter end, on November 13, 2003, the Company held its Annual Meeting of Stockholders. Proxies were not solicited by the Company. At the Annual Meeting of Stockholders a quorum of shares was present. A number of matters were considered and voted upon at the meeting. Following is a brief description of the matters voted upon and the results of the shareholder votes:

     The shareholders of the Company were asked to elect members to the board of directors of the Company for a one-year term or until their successors are elected. Clifford L. Strand, William Biddle, Sumyie Leonard, Jay Kister, Pamela Padgett and Wayne Sutterfield were nominated to serve as directors. Each of the aforementioned individuals received the affirmative vote of 11,337,214 shares, with no votes against or abstaining. The biographical information of each of the aforementioned individuals provided in the Definitive Information Statement filed on October 22, 2003, is incorporated herein by this reference.

     The shareholders were also asked to adopt and approve the 2003 Employee Stock Incentive Plan and the 2003 Non-Employee Director Stock Incentive Plan, (collectively the "2003 Plans") which were adopted by the Company's Board of Directors on August 16, 2003, subject to shareholder approval. The purpose of the 2003 Plans is to enable the Company to retain and attract key employees, consultants, members of its Board of Directors who will contribute to its success by their ability, ingenuity and industry, and to enable such individuals to participate in the Company's long-term success and growth by giving them a proprietary interest in the Company. The 2003 Plans authorize the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members of the Company's Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Other than the automatic annual grants to non-employee directors and the grants and awards agreed to in the employment agreements with our executive officers, the number and type of awards that will be granted under the 2003 Plans shall be determined by the Board in its sole discretion. The shareholders voted 11,337,214 shares in favor of the adoption of the 2003 Plans, with no shares voting against or abstaining.

     Finally, the shareholders voted 11,337,214 shares in favor of ratification of the appointment of Cacciamatta Accountancy Corporation as independent public accountants to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2003, and to perform other accounting services as requested by the Company.

Item 6    Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 10.1        2003 Employee Stock Incentive Plan

     Exhibit 10.2        2003 Non-Employee Director Stock Incentive Plan

     Exhibit 31.1        Certification of Principal Executive Officer

     Exhibit 31.2        Certification of Principal Financial Officer

     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     None.

                                 SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.



                           SECURED DIVERSIFIED INVESTMENT, LTD.



Date: November 18, 2003    By: /S/ Clifford L. Strand
                           -------------------------------------
                           Clifford L. Strand, Principal Executive Officer


Date: November 18, 2003    By: /S/ Munjit Johal
                           -------------------------------------
                           Munjit Johal, Principal Financial Officer