Form 10QSB/A
period 2003-09-30
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2003-11-26
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-QSB/A

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

                                                                September
                                                                 30, 2003
                                                             --------------
                                                                (Unaudited)
ASSETS
Current Assets
--------------
  Cash                                                       $     135,476
  Accounts Receivable                                               64,909
  Inventory                                                         20,740
  Note Receivable                                                  425,000
                                                             --------------
Total Current Assets                                               646,125

Fixed Assets
------------
Equipment, net of $4,261 of accumulated depreciation                65,663
Real Estate, net of $43,832 of accumulated depreciation          3,600,716
                                                             --------------
Total Fixed Assets                                               3,666,379

Other Assets
------------
  Investment in Subsidiaries                                       109,703
  Deposits                                                           5,330
  Prepaid Expenses                                                   6,065
                                                             --------------
Total Other Assets                                                 121,098
                                                             --------------
Total Assets                                                 $   4,433,602
                                                             ==============
















                           See accompanying notes

                                     2


                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                         Consolidated Balance Sheet

                                                                September
                                                                 30, 2003
                                                             --------------
                                                                (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                                           $      71,382
  Interest Payable                                                     184
  Payroll Liabilities                                              198,810
  Accrued Property Tax                                              49,768
  Accrued Sales Tax                                                 46,812
  Security Deposits                                                 35,664
  Current Potion of Long-Term Debt, related parties                314,557
  Current Portion of Long-Term Debt                                 61,000
                                                             --------------
Total Current Liabilities                                          778,177

Long Term Liabilities
---------------------
  Notes Payable, related parties                                   174,250
  Mortgages Payable                                              2,603,981
                                                             --------------
Total Long - Term Liabilities                                    2,778,231
                                                             --------------
Total Liabilities                                                3,556,408
                                                             ==============

Minority Interest                                                  166,524

STOCKHOLDER' EQUITY
-------------------
  Series A Preferred Stock, 7,5000,000 shares authorized,
   $0.01 par value, 7,677,807 issued & outstanding                  74,978
  Series B Preferred Stock, 20,000,000 shares authorized,
   $0.01 par value, 2,620,480 issued & outstanding                  26,205
  Series C Preferred Stock, 22,500,000 shares authorized,
   $0.01 par value, zero share issued & outstanding                      -
  Common Stock, 100,000,000 shares authorized, $0.001 par
   value, 6,531,147 issued and outstanding                           6,311
  Paid in Capital                                                4,821,145
  Accumulated (Deficit)                                         (4,217,969)
                                                             --------------
Total Liabilities & Stockholders' Equity                     $   4,433,602
                                                             ==============





                           See accompanying notes

                                     3

                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                   Consolidated Statements of Operations
                                (Unaudited)

                                    Three months ended         Nine months ended
                                       September 30,              September 30,
                                    2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
REVENUES
  Rental Income                $   559,880   $         -  $    809,258  $          -
                               ------------  ------------  ------------  ------------
  Total Revenues                   559,880             -       809,258             -

Operating and
Administrative Costs           $   810,572   $    20,752  $  1,925,279  $     44,605
                               ------------  ------------  ------------  ------------
Operating Income (Loss)        $  (250,692)  $   (20,752) $ (1,116,021) $    (44,605)

Other Income and Expenses
  Interest expense             $   (54,545)  $         -  $   (137,471) $          -
  Interest income                    4,426             -         7,375             -
  Other income (loss)              (25,812)            -       202,850             -
                               ------------  ------------  ------------  ------------
Net Income (Loss)              $  (326,623)  $   (20,752) $ (1,043,267) $    (44,605)
                               ============  ============  ============  ============

Basic and diluted income per
common share
  Net income (loss) per share  $     (0.06)  $     (0.01) $      (0.24) $      (0.02)

Basic and diluted weighted
average shares                   5,805,711     2,349,540     4,334,792     2,349,540

























                           See accompanying notes

                                     4

                    SECURED DIVERSIFIED INVESTMENT, LTD
                   (Formerly Book Corporation of America)
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                        September     September
                                                         30, 2003      30, 2002
                                                      ------------  ------------
Cash flows from operating activities:
 Net loss                                            $ (1,043,267) $    (44,605)
 Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation                                             61,596             -
  Loss on sale of note receivable                          45,000             -
  Loss on sale of real estate                             106,832             -
  Impairment of real estate                               448,403             -
  Increase (decrease) in assets and liabilities:
   Receivables                                            (64,908)            -
   Inventory                                              (20,740)            -
   Prepaid expenses                                        (6,064)            -
   Current liabilities                                    443,537       (16,584)
                                                      ------------  ------------
Net cash provided (used) by operating activities          (29,611)      (61,189)

Cash flow from investing activities:
 Purchase of equipment and tenant improvements            (62,542)            -
 Proceeds from sale of real estate                        231,186             -
 Investment in subsidiary                                (109,703)            -
                                                      ------------  ------------
Net cash provided by investing activities                  58,941             -

Cash flows from financing activities:
 Proceeds from capital contributions                            -        61,189
 Proceeds from stock issuance                              34,000             -
 Proceeds on notes payable - related party                123,708             -
 Payments on note payable - related party                 (72,021)            -
 Proceeds from notes payable                               45,000             -
 Payments on notes payable                                (18,483)            -
                                                      ------------  ------------
Net cash provided by financing activities                 112,204        61,189
                                                      ------------  ------------
Net increase (decrease) in cash                           141,534             -

Cash, beginning of period                                   6,058             -
                                                      ------------  ------------
Cash, end of period                                  $    135,476  $          -
                                                      ============  ============

Supplemental disclosures:
 Cash paid for interest                              $    137,397  $          -
 Cash paid for income tax                            $          -  $          -
Non-cash investing and financing activities:
 Property acquired through stock issuances, net
  of debt                                            $  1,077,974  $          -
 Investment in subsidiary through stock issuance,
  net of debt                                        $    343,610  $          -
 Conversion of note to stock                         $    500,000  $          -
 Note receivable acquired in real estate sale
  transaction                                        $    425,000  $          -
 Assumption of note payable in real estate sale
  transaction                                        $    194,230  $          -

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

     Cash Flows from Operating Activities
     ------------------------------------
     Net cash used by operating activities was $(29,611) for the nine months ended September 30, 2003 compared to net cash used by operating activities of $61,000 for the nine months ended September 30, 2002. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws. The Company had no operations during the same quarter of 2002.

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

     Cash Flows From in Investing Activities
     ---------------------------------------
     Net cash from in investing activities amounted to $58,941 for the nine months ended September 30, 2003 compared to $0 for the nine months ended September 30, 2002, primarily from the sale of Decatur Square offset by an investment in the Campus Drive office building and various capital expenditures.

     At September 30, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     Cash Flows from Financing Activities

     Cash provided by financing activities amounted to $112,204 for the nine months ended September 30, 2003 compared to $61,000 for the quarter ended September 30, 2002. The primary reason for the increase was proceeds from notes and the sale of preferred stock.

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