Form 10KSB
period 2003-12-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2004-05-24
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
                                 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                       Commission File Number 0-30653
                                              -------
                    Secured Diversified Investment, Ltd.
                    ------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                 80-0068489
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

5030 Campus Drive, Newport Beach, California                       92660
--------------------------------------------                     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (949) 851-1069
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                              (Title of class)

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

The issuer's revenue for the fiscal year ended December 31, 2004 was $1,512,198.

The aggregate market value of the issuer's voting stock held as of April 8, 2004, by non-affiliates of the issuer was approximately $10,486.

As of March 31, 2004, the issuer had 5,512,258 shares of its $.001 par value common stock outstanding.

Transitional Small Business       Disclosure Format.   Yes [  ]  No [X]
Documents incorporated by reference:  None



                             TABLE OF CONTENTS



                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 16

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 21

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 22

ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 24

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 30

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 45

ITEM 8A.  CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . . . . . 45

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . 50

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 53

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 54

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 56

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 56

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . 57

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 58

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company owns a portfolio consisting of various types of real estate properties that are geographically diverse. The Company believes that by acquiring interests in properties that are geographically diverse the portfolio will be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. The Company is currently focusing on acquiring properties in markets with strong regional economies.

ACQUISITION STRATEGY
--------------------

     We seek to acquire properties with the following general profile.
This profile is merely a guideline and our officers and directors may elect to acquire properties that fall outside the general guidelines if they deem the property to be beneficial.

     Property Type: Diverse commercial   retail shopping centers, small
office buildings and others.

     Price:                        Ranging from $500,000 to $20.0 million

     Target Capitalization Rate:   10% per annum

     Tenants:                      Local, regional or national tenants

     Leases:                       Existing leases with terms in excess of
                                   three years

     Leverage:                     Existing mortgages and loans not more
                                   than 70% of the fair market value or
                                   purchase price

     Appreciation:                 Potential for appreciation in value in
                                   two years

     We intend to structure our acquisitions to minimize the cash required by offering the sellers shares of our Series C Preferred Stock or other equity rather than cash. We also structure our acquisitions to offer several distinct benefits to the sellers. These benefits include:

     -    Full purchase price paid in preferred stock;

     -    Preferred stock convertible into common after 24 or 36 months;

     - Price protection since the seller receives additional shares of common stock on conversion if the fair market value of the common stock is less than the price of the preferred stock paid for the property (See "Risk Factors");

     - Potentially no recognition of gain on sale until the seller sells the common stock of the Company.

While each transaction may be structured to reduce or defer recognition of any gain on the sale of the real property, we do not make any representations about the tax consequences to the seller. Sellers must rely upon their own tax advisors and consultants.

PROPERTY IDENTIFICATION AND MARKETING
-------------------------------------

     We identify properties primarily through the efforts of our officers and employees. Our officers have extensive contacts with real estate brokers, agents and owners as a result of their many years of experience acquiring, managing and selling property. William S. Biddle and Clifford
L. Strand are members of The Society of Exchange Counselors, an organization of the most knowledgeable and experienced real estate professionals in the United States. Admission to the Society of Exchange Counselors is extremely difficult, requiring a recommendation from an existing member and review and approval by the other members, often after years of observation and evaluation. The Society has been one of the leading innovators in real estate technology and change. The members convene regularly to evaluate and advance real estate transactions.
Members of the Society have millions of dollars of purchasing power, and properties sold or exchanged through the Society include office buildings, shopping centers, warehouses and industrial properties, hotels, apartments, airports and others. Our officers believe that they have access to more than enough potential acquisitions to meet the Company's growth objectives.

ACQUISITIONS AND DISPOSITIONS
-----------------------------

     ASSETS OF SEASHORE DIVERSIFIED INVESTMENT COMPANY. The Company acquired most of its current portfolio in a series of related transactions. The Company entered into an Asset Purchase Agreement with Seashore Diversified Investment Company ("Seashore"), a Maryland corporation, whereby the Company agreed to acquire certain real estate holdings from Seashore in exchange for restricted shares of its Series A Preferred and Common Stock. Seashore is a real estate investment trust and is in the business of acquiring, selling and managing real estate holdings. Seashore is a related party and certain officers, directors and shareholders of the Company were or are also officers, directors or shareholders of Seashore.

     In March 2003, the Company exchanged 2,461,607 shares of restricted common stock and 4,997,807 shares of Series A Convertible Preferred Stock for two shopping centers (T-Rex Plaza Mall and Katella Center), and 50% interests in two limited liability companies that each own a shopping center (Decatur Square, LLC and Spencer Springs, LLC). The Company subsequently sold the Decatur Square shopping center and acquired the remaining 50% interest in Spencer Springs, LLC.

     The Asset Purchase Agreement originally included the acquisition of Seashore's general partnership interest in Seacrest Partners, L.P., which owned the Hospitality Inn of Dickinson, North Dakota ("Seacrest"). However, Seashore was in default of numerous provisions of the partnership agreement for Seacrest. The Company and Seashore agreed to rescind the acquisition of the general partnership interest in Seacrest. See "Hospitality Inn" below.

     DECATUR SQUARE. On March 31, 2003, the Company initially acquired a 50% interest in a limited liability company, Decatur Center, LLC, which owned a 16,515 square foot strip mall in Las Vegas, Nevada. The Company issued 424,945 shares of restricted common stock and 862,767 shares of Series A preferred stock and assumed debt of approximately $1.1 million. Significant owners of the limited liability company include family trusts that are managed by a shareholder of the Company, Anthony Giangrande and an officer and director of the Company, William S. Biddle. On April 17, 2003, the Company purchased the remaining 50% interest in the Decatur Center, LLC for 1,552,480 shares of Series B Preferred Stock. One of the limited liability company members is a family trust managed by William S. Biddle, an officer and director of the Company. The trust received 317,000 shares of Series B Preferred Stock. William S. Biddle and Clifford L. Strand, officers and Directors of the Company, received shares of Series B Preferred Stock totaling 60,000 and 50,000 shares, respectively, in connection with the transaction. Additionally, Anthony Giangrande and C. Marshall Mast received 60,000 and 30,000 shares, respectively, of Series B Preferred Stock as fees.

     The property was subsequently sold to a third party for $1,825,000. The buyer assumed debt of $825,000 and the Company extended a loan of $425,000 to the buyer of which the Company had a 59% interest and Anthony Giangrande had a 41% interest which was subsequently purchase by William S. Biddle. Anthony Giangrande, a shareholder, received $100,000 in connection with the sale.

     HOSPITALITY INN. In August 2003, the Company consummated an agreement with Seacrest to acquire the Hospitality Inn, on leased land, in Dickinson, North Dakota for the Company's restricted shares of common stock and Series A Preferred Stock in the amount of 1,500,000 shares and 2,500,000 shares, respectively. Additionally, the Company also acquired Dickinson Management Company ("DMC"), a North Dakota corporation wholly owned by Seacrest, which operated the inn, owns the liquor license and is the registered entity for various licenses and permits necessary to operate the inn. In acquiring DMC, the Company assumed certain liabilities.

     Certain of the Company's board of directors and shareholders, Clifford
L. Strand, Sumiye Onodera-Leonard, Wayne Sutterfield, and Robert J. Leonard, own limited partnership interests in Seacrest.

     CAMPUS DRIVE OFFICE BUILDING. The Company acquired an 18.6% interest in a limited liability company, Diversified Commercial Brokers, LLC for $86,425. The sole asset of the limited liability company is an 8,685 square foot office building located in Newport Beach, California, of which the Company leases 1,193 sq. ft. for its corporate offices for $2,000 per month. On December 30, 2003, the Company acquired an additional 32.4% and, as a result of the acquisition and the additional capital contributions, the Company owns 53.8% of Diversified Commercial Brokers, LLC. The 32.4% interest was owned by Wayne Sutterfield (21.1%), a Director of the Company, and William S. Biddle and Clifford L. Strand (collectively, 11.3%), also officers and Directors of the Company. The purchase price paid to Wayne Sutterfield was $92,630, of which $21,000 was paid by the assignment of a certificate of deposit and a three year promissory note in the principal amount of $71,630. The note bears interest at an annual rate of 8%, with interest payable monthly and all principal due upon maturity. The note is secured by a security interest in the Company's membership interests in Diversified Commercial Brokers, LLC. Wayne Sutterfield continues to own 49% of Diversified Commercial Brokers, LLC. William S. Biddle and Clifford
L. Strand each received 50,000 shares of Series B Preferred Stock for their collective $50,000 investment.

     SPENCER SPRINGS REMAINING INTEREST. On November 19, 2003, the Company acquired the remaining 50% of Spencer Springs, LLC for $196,000 in cash and 3,100,000 restricted shares of Series B Preferred Stock. The former members of Spencer Springs include William S. Biddle Family Trust, managed by William S. Biddle who is an officer and director of the Company, and Anthony Giangrande Family Trust, Jack Dezen, Kellogg Business Center, Gill Biddle, Sally Podell, all of whom are shareholders of the Company.
Clifford L. Strand, William S. Biddle, and Anthony Giangrande received 124,000, 128,000, and 128,000 restricted shares of Series B Preferred Stock as fees in connection with the transaction pursuant to a pre-existing agreement with Spencer Springs, LLC.

HISTORY OF THE COMPANY
----------------------
     STARTED AS BOOK CORPORATION OF AMERICA. Originally, the Company was named Book Corporation of America ("BCA"). BCA was incorporated under the laws of the State of Utah on November 22, 1978 for the purpose of acquiring, developing, owning, selling, leasing and licensing literary properties and materials, copyrights, licenses, and other tangible and intangible properties in connection with artistic ideas and endeavors, including, but not limited to, all types of theatrical motion pictures, theatrical stage plays, television films, programs and commercials, radio recordings, books, and music publications and music recordings.

     In 1979, BCA conducted an intrastate public offering of its common stock. However, the original business plan of BCA failed and the Company became dormant. On October 10, 1988, the common stock of the BCA was reverse split 50 to 1, and the par value was changed from $0.01 to $.005 per share. Also in October 1988, BCA acquired Sun Television Entertainment, Inc., bringing assets of 36 motion picture screenplays and motion picture production equipment was transferred to BCA by Visto International, Inc. Such assets were subsequently written of as having no substantial value.

     BCA filed a Form 10-SB Registration Statement with the United States Securities and Exchange Commission ("SEC") on May 18, 2000, which registration became effective on July 18, 2000.

     CONTROL ACQUIRED BY REIT CONSULTANTS. In March 2002, control of the Company was acquired by REIT Consultants, LLC ("REIT"), when it acquired 2,000,000 shares of Company common stock from the then controlling shareholders. Clifford L. Strand, William S. Biddle, Sumyie and Robert Leonard and Wayne Sutterfield extended a loan to REIT in order to acquire the controlling interest in the company. Ronald Robinson was the manager of REIT, subsequently became a director of the Company. When REIT defaulted on the loan, the lenders received membership interests in REIT in
lieu of repayment.  REIT has five members   all of which are trusts.  The
trustees of the trusts, which are members of REIT, are as follows:  William
S. Biddle is the trustee of the William S. Biddle Family Trust, which owns a 16.7% interest in REIT. Sumyie Onodera-Leonard is the trustee of the Sumyie N. Onodera Family Trust, which owns a 25% interest in REIT; Robert
J. Leonard is the trustee of the Robert J. Leonard Family Trust, which owns
a 25% interest in REIT   Robert J. Leonard is the spouse of Sumyie Onodera-
Leonard; Clifford L. Strand is the trustee of the C.L. Strand Trust, which owns a 16.7% interest in REIT; and Myra and Wayne Sutterfield are the trustees of the Wayne Sutterfield Family Trust which owns a 16.6% interest in REIT.

     At that time, REIT acquired the controlling interest in the Company, and William Messerli, Philip Yordan and Daniel Yordan resigned as officers and directors. Ronald Robinson became the sole officer and director of the Company. Upon default on the loan and assignment of the REIT membership interests, each of Clifford L. Strand, Sumyie Leonard and William S. Biddle became officers and directors of the Company.

     REINCORPORATED IN NEVADA AND NAME CHANGED. On July 23, 2002, BCA held a special shareholder meeting. At the meeting, the shareholders approved a proposal to change the state of organization of the Company from Utah to Nevada and to change its name. In accordance with Nevada corporate law, a change of domicile is affected by merging the foreign corporation with and into a Nevada corporation. For the sole purpose of changing domicile from Utah to Nevada, BCA formed Secured Diversified Investment, Ltd., a Nevada corporation (the "Company"). On August 9, 2002, a merger between Secured Diversified Investment, Ltd., and BCA was completed. Upon completion of merger Secured Diversified Investment, Ltd., became the surviving corporation and BCA was dissolved.

     On September 18, 2002, the OTCBB symbol for the Company's common stock was changed from BCAM to SCDI to reflect the name change.

     In connection with the change of state of organization, the Articles of Incorporation were revised to reduce the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $.01.

COMPETITION
-----------

     The acquisition and leasing of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other real estate companies, life insurance companies, pension trusts, trust funds, partnerships and individual investors. See "Risk Factors-- We may be unable to compete successfully against existing and future competitors, who could harm our margins and our business."

ENVIRONMENTAL MATTERS
---------------------
     We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property. Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants' regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect our ability to sell or lease such contaminated property or to borrow using such property as collateral.

     Asbestos-containing material, or ACM, may be present in some of our properties. Environmental laws govern the presence, maintenance and removal of asbestos. We believe that we manage ACM in accordance with applicable laws. We plan to continue managing ACM as appropriate and in accordance with applicable laws and believe that the cost to do so will not be material.

     Compliance with existing environmental laws has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future. In addition, we have not incurred, and do not expect to incur any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental laws.

RISK FACTORS
------------

OUR SUCCESS DEPENDS ON THE VIABILITY OF OUR BUSINESS MODEL, WHICH IS UNPROVEN AND MAY BE UNFEASIBLE.

     Our revenue and income potential are unproven, and our business model is still emerging. We launched our new business strategy in September 2002, and we have not earned any significant revenue or generated any profit from our operations. Our business model is based on a variety of assumptions relating to our ability to acquire real property for capital stock, the revenue generated by and appreciation on such real property, our operating costs and future increases in the trading price of our common stock. These assumptions may not reflect the business and market conditions that we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.

     WE HAVE A HISTORY OF LOSSES, AND WE EXPECT OUR LOSSES TO INCREASE AND CONTINUE FOR THE FORESEEABLE FUTURE.

     We have not generated any significant revenue from operations and have incurred operating losses until present. Through December 31, 2003, we had incurred accumulated losses of $6.0 million. We have not achieved profitability. We recently began our new business strategy in the last few months. We may not obtain enough real property to generate sufficient revenue and achieve profitability. We believe that we will continue to incur operating and net losses for the foreseeable future and that the rate at which we will incur losses will increase significantly from current levels. We intend to increase our operating expenses substantially as we:

     -    increase our real estate acquisition activities;

     - continue to build our management team and corporate infrastructure; and

     - increase our general and administrative functions to support our growing operations.

Because we will spend these amounts before we receive any significant revenue from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate which would further increase our losses. The timing of these expenses may contribute to fluctuations in our quarterly operating results. Also, if our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will increase significantly. We are unable to provide any assurance or guarantee that the Company will become profitable or generate positive cash flow at any time in the future. Even if we were to achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

     Our limited operating history creates substantial uncertainty about future results.

     We have only a limited operating history or operations on which to base expectations regarding our future results and performance. In order to succeed, we must do most, if not all, of the following:

     - identify real properties that can generate substantial revenue and appreciation;

     - diversify our real estate acquisitions over a broad geographic region and among different asset classes;

     -    raise additional capital to sustain increased costs of operation;

     - attract, integrate, retain and motivate qualified management and technical personnel;

     -    successfully execute our business strategies;

     -    respond appropriately and timely to competitive developments;

     -    increase awareness of and promote trading in our common stock;
          and

     - develop, enhance, promote and carefully manage our corporate identity.

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable.

WE MAY BE FORCED TO CURTAIL OR DISCONTINUE OPERATIONS IF WE ARE UNABLE TO OBTAIN, ON COMMERCIALLY ACCEPTABLE TERMS, ADDITIONAL EQUITY CAPITAL THAT WE MAY REQUIRE FROM TIME TO TIME IN THE FUTURE TO FINANCE OUR OPERATIONS AND GROWTH.

     We do not currently have sufficient cash reserves or revenue from operations to sustain operations. We do not desire to sell our current assets to generate operating capital. To the extent we sell assets and use the proceeds to pay operating costs, we deplete the equity and capital of the Company, reducing future earnings. Therefore, we are depending upon the net proceeds from the sale of capital stock to finance our operating costs and expenses. If we are unsuccessful at raising operating capital through the sale of sufficient preferred stock, we may be forced to sell off assets or to discontinue or curtail operations.

     We will also need additional capital to continue and expand our operations and to implement our business plan and strategy. If our operations expand faster or at a higher rate than currently anticipated, we may require additional capital sooner than we expect. We also may need to raise additional funds sooner to fund more rapid expansion or the development or enhancement of our existing services, products, businesses or technologies. We are unable to provide any assurance or guarantee that additional capital will be available when needed by the Company, or that such capital will be available under terms acceptable to the Company or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities of the Company, the percentage of ownership of the Company by the Company's shareholders will be reduced, the Company's shareholders may experience additional dilution, and such securities may have senior rights or preferences. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be limited significantly. This limitation could harm substantially our business, results of operations and financial condition.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH THE CASH GENERATED FROM OUR BUSINESS. IF WE DO NOT GENERATE CASH SUFFICIENT TO FUND OUR OPERATIONS, WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR GROWTH OR OUR GROWTH MAY BE LIMITED.

     To date, we have funded our operations from various sources but have not generated sufficient cash from operations. We must generate significant revenue from operations to finance our anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we will need to fund our growth through additional debt or equity financing or reduce costs. Our inability to finance our growth, either internally or externally, will limit our growth potential and our ability to implement our business strategy.
                                     10
WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST EXISTING AND FUTURE COMPETITORS, WHICH COULD HARM OUR MARGINS AND OUR BUSINESS.

     The market for real estate is highly competitive. We expect the competitive environment to continue in the future. We face competition from a large number of existing real estate companies, real estate investment trusts ("REITs"), real estate investment firms, pension funds, insurance companies and other investors in real estate. We believe that the poor performance of the stock market generally and the relatively strong financial performance of real estate will continue to attract new competitors and encourage existing competitors to increase their involvement. We expect competition to increase due to the lack of significant barriers to entry for real estate.

     We can provide no assurance that we will be able to compete successfully against current or potential competitors. Many of our current and potential competitors have longer operating histories, better name recognition, greater management capabilities and significantly greater financial, technical and marketing resources than we do. Many of these competitors may have well-established relationships with real estate brokers and other key partners and can devote substantially more resources to real estate analysis and acquisition. Many have securities that are traded on a nationally recognized exchange and which may be much more acceptable to prospective sellers. As a result, they may be able to secure real estate on more favorable terms. Larger competitors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This will result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability is reduced and you will experience a lower return on your investment.

     Increased competition may result in lost acquisition opportunities, increased acquisition costs and increased purchase prices for real property, any of which could harm our business and adversely affect our operating results and financial condition. We may not be able to compete successfully and respond to competitive pressures. Our inability to compete effectively with current or future competitors could harm our business and have a material adverse effect on our results of operations and financial condition.

OUR INABILITY TO RETAIN OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL MAY HARM OUR BUSINESS AND IMPEDE THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

     Our future success depends to a significant degree on the skills, experience and efforts of our key management personnel. Our real estate acquisitions have been identified primarily by Clifford L. Strand and William S. Biddle. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our executive officers or key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement and/or to obtain adequate compensation for such loss, we may be unable to manage our business, which could harm our operating results and financial condition.

WE MAY NOT BE ABLE TO ACQUIRE SUFFICIENT REAL PROPERTY TO FULFILL OUR BUSINESS PLAN.

     We have not been able to obtain permanent financing for future acquisitions on acceptable terms. As a result, we must depend upon the use of our capital stock, primarily shares of Series B and Series C Preferred Stock, to acquire properties. Because there is no substantial trading market for our capital stock, such stock may be unattractive to prospective sellers of real property. As a result, we may not be able to acquire sufficient real property and therefore could not increase our assets or revenue. As a result, it is unlikely that the value or trading prices of our stock, if any, would not increase. If the bid price for our common stock does not increase to at least the deemed purchase price for the Series B Preferred Stock or Series C Preferred Stock issued in the acquisitions, then the number of shares of common stock issued on conversion of the preferred stock would increase significantly, resulting in substantial dilution to existing shareholders. See Note 8 to the Financial Statements.

OUR FUTURE REAL ESTATE ACQUISITIONS ARE UNKNOWN AND YOU WILL NOT HAVE ANY OPPORTUNITY TO EVALUATE THEM.

     You do not know what real properties and other assets we may acquire in the future, and must rely on our board of directors and officers to select them. We have acquired only five properties (or interests in real property). See "Item 2 Description of Property" for a description of our properties. However, no information is available as to the identification, location, operating histories, lease terms or other relevant economic and financial data of any real properties, securities or other assets we may purchase in the future. As a result, you must rely on us to locate and acquire suitable investment properties and assets.

     In addition, our board of directors may approve future equity offerings or obtain financing, the proceeds of which may be invested in additional properties; therefore, you will not have an opportunity to evaluate all of the properties that will be in our portfolio. You can read "Item 1. Description of Business -- Investment Objectives and Policies" if you want information about the types of properties in which we plan to invest and our criteria for evaluating properties. Nonetheless, you will be unable to evaluate the economic merit of particular properties prior to their acquisition.

OUR ACQUISITION STRATEGY DEPENDS UPON SUCCESS IN INCREASING THE PRICE OF OUR COMMON STOCK. IF WE ARE UNABLE TO INCREASE THE PRICE, THE CONVERSION OF THE PREFERRED STOCK WILL CAUSE SUBSTANTIAL DILUTION TO OUR COMMON STOCKHOLDERS.

     We intend to acquire properties using our shares of Series B and Series C Preferred Stock, which convert into common stock on a one for one ratio so long as the trading price of the common stock exceeds to original price of the preferred stock (typically $0.50 per share of the Series B Preferred Stock and $3.00 for the Series C Preferred Stock). The preferred stock becomes convertible into common stock two years after the date of issuance. If our common stock price does not increase within such time period, the former property owners may convert into a number of shares equal to the original purchase price for the preferred stock divided by the common stock price. Such conversion rights could result in a substantially greater number of shares being issued, and will result in substantial dilution to existing holders of common stock.
                                     12

OUR ACQUISITION ACTIVITIES COULD RESULT IN LOSSES.

     We intend to acquire existing properties to the extent that the suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms and that our investments will fail to perform as expected. Many of the properties that we acquire may require additional investment and upgrades and are subject to the risk that estimates of the cost of improvements to bring such properties up to standards established for the intended market position may prove inaccurate.

THE ECONOMIC PERFORMANCE AND VALUE OF OUR REAL PROPERTY DEPEND ON MANY FACTORS BEYOND OUR CONTROL.

     The economic performance and value of our real estate holdings can be affected by many factors, including the following:

     -    declines in the rent due to loss of tenants or reduced traffic;

     - reduced demand in the surrounding geographic regions due to general economic conditions;

     - construction of competitive properties nearby and competition from other available space;

     - increased operating costs and expenses necessary to improve attractiveness of the property or to complete required maintenance;

     -    availability of long term financing at reasonable rates.

WE MAY HAVE MORTGAGES ON OUR PROPERTIES WHICH SUBJECT US TO RISK OF LOSS.

     Many of the properties we acquire will be subject to existing mortgages or loans. We will be responsible for repayment of such debts after the acquisition. Therefore we are generally subject to the risks associated with debt financing. These risks include:

     - the risk that our cash flow will not satisfy required payments of principal and interest;

     - the risk that we cannot refinance existing indebtedness on our properties as necessary or that the terms of the refinancing will be less favorable to us than the terms of existing debt; and

     - the risk that necessary capital expenditures for purposes such as re-letting space cannot be financed on favorable terms.

     If a property is mortgaged to secure payment of indebtedness and we cannot pay the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.
We may in the future give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

ADVERSE ECONOMIC CONDITIONS COULD REDUCE OUR REVENUE AND RESULT IN LOSSES.

     Adverse economic conditions in our primary geographic region could reduce our income and result in losses. We intend to acquire properties in geographically diverse regions. However, our properties will be located mainly in states west of the Mississippi River in the United States, and have been initially focused in the states of California, Nevada and North Dakota. The economic performance of our properties could be affected by changes in local economic conditions. Our performance is therefore linked to economic conditions in the region of the Western United States. Therefore, to the extent that there are adverse economic conditions in this region that impact the rents, such conditions could result in a reduction of our revenue and could result in losses.

WE DEPEND ON RENTAL INCOME FROM REAL PROPERTY.

     Approximately half of our income is derived from rental income from real property. As a result, our income and funds for distribution would be negatively affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our properties on economically favorable lease terms. We cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms.

INCREASED OPERATING EXPENSES COULD RESULT IN LOSSES.

     Our properties and any properties we buy in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, then we could be required to expend funds for that property's operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

WE MAY RELY ON MAJOR TENANTS IN CERTAIN PROPERTIES.

     We may acquire properties that have only or a limited number of tenants. We could be adversely affected if any such major tenant files for bankruptcy, becomes insolvent or experiences a significant downturn in its business. In addition, we could be adversely affected if any major tenant does not renew its leases as it expires.

PROPERTY OWNERSHIP THROUGH PARTNERSHIPS AND JOINT VENTURES COULD LIMIT OUR CONTROL OF THOSE INVESTMENTS.

     If we acquire interests in partnership or joint ventures that own real estate we may be subject to risks not otherwise present for investments in real estate owned solely by us, including the possibility that our partners or co-venturers might become bankrupt, that our partners or co-venturers might at any time have different interests or goals than we do, and that our partners or co-venturers may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither our partner or co-venturers nor us would have full control over the partnership or joint venture. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

WE MAY BE UNABLE TO SELL A PROPERTY IF OR WHEN WE DECIDE TO DO SO.

     The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

     We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

     In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

OUR ORGANIZATIONAL DOCUMENTS DO NOT LIMIT INCURRENCE OF DEBT.

     Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. However, our senior indenture and credit agreements that govern certain of our outstanding indebtedness do contain limits on our ability to incur additional indebtedness.

WE DO NOT HAVE PERMANENT FINANCING FOR FUTURE ACQUISITIONS.

     We have not been able to obtain permanent financing for future acquisitions on acceptable terms. As a result, we must depend upon the use of our capital stock to acquire properties. Because there is no substantial trading market for our capital stock, such stock may be unattractive to prospective sellers of real property. As a result, we may not be able to acquire sufficient real property to accomplish our business plan. If market interest rates were to increase at a time when amounts were outstanding under the credit facility or if other variable rate debt was outstanding, our debt interest costs would increase, causing potentially adverse effects on our financial conditions and results of operations.

EMPLOYEES
---------
     The Company currently has 24 full time employees, of which six are employed in the corporate headquarters and 18 are employed by the Hospitality Inn. The Hospitality Inn may also employees up to 30 part time or temporary employees during peak seasons. The Company anticipates hiring up to two additional corporate employees during the next twelve months. None of our employees are members of any union or subject to any collective bargaining agreement. We consider our labor relations to be satisfactory.

REPORTS TO SECURITY HOLDERS
---------------------------
     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company that may be viewed at http://www.sec.gov.

ITEM 2.   DESCRIPTION OF PROPERTY

     Set forth below is a description of the current real property interests owned by the Company.

     KATELLA CENTER, ORANGE, CALIFORNIA
     ----------------------------------
     The Company owns a strip mall, which consists of six retail rental units totaling approximately 9,500 square feet, located on Katella Avenue in Orange, California. Currently, five of the six units are rented. The Company is currently trying to rent the final unit. The rental units are of varying sizes. One tenant, a clothing manufacturer, currently occupies 48% of the strip mall. The rental rates for the individual units average $1.34 per square foot. The strip mall is currently generating monthly net cash flow of approximately $3,535.

     The strip mall is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52-year term that expires in March 2017. The ground lease payment is currently $3,000 per month. Commencing June 1, 2007, the annual ground lease payment shall revert to 7% of the fair market value of the land. There is a first trust deed in the amount of $370,000, which is due and payable on May 15, 2005. The current monthly payment, which covers only interest, is $3,545. The interest rate is 11.5% per annum. There is also a second trust deed in the amount of $25,000 which matures on July 1, 2005 and bears an annual interest rate of 15.0%. The current monthly payment is $312.50 covering interest only.

     The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges the Company $750 per month in management fees.

     T-REX PLAZA SHOPPING MALL, DICKINSON, NORTH DAKOTA
     --------------------------------------------------
     The Company owns the nearly 90,000 square feet enclosed T-Rex Mall Plaza in Dickinson, North Dakota. The T-Rex Mall is approximately 73% occupied at this time.

     During 2003, the 6.66 acres of ground on which the Mall is located was sold to a third party for $1,645,000 with a leaseback of the ground from the buyer. During the first year of the ground lease, the monthly lease payment was $13,708. The current ground lease payment is $13,989. The ground lease payment will be adjusted annually in step with the consumer price index, but such increases shall not exceed 3% nor be less than 2% in any given year. The term of the ground lease will be 50 years. Between the 24th month and the 48th month of the lease, the Company will have the option to repurchase the ground provided the lease is still in effect and the lessor is not in default. The price to buy back the ground will be $1,745,000. Following the 48th month, the price to repurchase the ground lease will be $1,845,000 or ten times the next year's lease amount from the date of the exercise of the option, whichever is greater. Clifford L. Strand, a Company officer and Director, was paid a commission of $25,000 by Wayne Sutterfield in connection with the sale of the 6.66 acres underlying the Mall and subsequent lease back of that property.

     The $1,645,000 was used to pay the outstanding obligations on the Mall structure. In connection with the acquisition of the Mall, the Company assumed obligations of Seashore to pay $567,000 in currently secured and unsecured debts owed by Seashore. Of these debts, $500,000 was owed to the family trust of Wayne Sutterfield, a director of the Company. Mr. Sutterfield accepted 1,000,000 shares of Series B Preferred Stock as repayment of the debt. The Company has an outstanding debt of $67,000, secured by a second trust deed which accrues interest at the annual rate of 8.0% which matures on February 1, 2006. On April 21, 2004, the Company repaid $100,000 owed to William S. Biddle, who acquired the first trust deed on the property from Anthony Giangrande, by increasing Mr. Biddle's equity interest in the note receivable from the sale of the Decatur Square
shopping center (see Acquisitions and Dispositions   Decatur Square).

     During 2003, the Company recognized an impairment loss of $448,000, representing the entire basis of the property because the estimated future cash flows from existing leases did not support the carrying value. The Company has determined that the property requires between $150,000 and $250,000 of deferred maintenance in the near future.

     Currently, the average rent per square foot received is approximately
$.29.

     The Property is managed by Everett Real Estate, an unaffiliated party owned by a minority shareholder of the Company. The Company pays Everett Real Estate $1,300 per month in management fees.

     The Company owes $19,721 relating to property taxes, of which $10,157 is delinquent and includes accrued penalties.

     RETAIL CENTER, SPENCER SPRINGS, LAS VEGAS, NEVADA
     -------------------------------------------------

     The Company holds a 100% interest in a limited liability company that owns a strip mall in the Spencer Springs area of Las Vegas, Nevada. The strip mall is located near McCarren International Airport in an area surrounded by new complexes, high end residential developments, apartments and condominium projects. It is the only retail center in the immediate area. Spencer Springs has 14 retail rental units totaling 24,336 square feet. Currently, approximately 16,800 square feet or 75% of the strip mall is occupied. The strip mall enjoys a mix of national, regional and local tenants.

     The strip mall was built in the early 1990's and has been well maintained. No significant renovations are anticipated in the immediate future.

     Spencer Springs is managed by Equity Group of Las Vegas, a professional property management group. The Company pays Equity Group a monthly fee of approximately $1,740.

     The current outstanding balance of the first trust deed on Spencer Springs was approximately $2,241,360 on December 31, 2003. The note on the property matures in September 2013. The annual interest rate on the note is currently 4.5%. After the first six months, the note bears interest at an annual rate of the six-month LIBOR rate plus 3%, adjusted every six months. The current monthly payment is $11,400.00. There is a second trust deed in the principal amount of $150,000 owed to two separate family trusts which are managed by William S. Biddle, an officer and director of the Company and Sumiye Onodera-Leonard, a director of the Company, respectively. The second trust deed matures August 17, 2004; however, the term may be extended to February 17, 2005, at the option of the Company with the payment of a fee in the amount of 25,000 shares of the Company's Series B Preferred Stock to each William S. Biddle and Sumiye Onodera-Leonard, respectively. The note bears an interest rate of 12% and the current monthly payment is $1,500.00 covering interest only.

     For the year ended December 31, 2003, Spencer Springs generated net income of $30,122.

     HOSPITALITY INN, DICKINSON, NORTH DAKOTA
     ----------------------------------------

     The property is a 149-room, full service hotel and convention center with a restaurant and banquet rooms. A 125-seat restaurant and a 110-seat cocktail lounge are located in the Inn. The Inn is approximately 318,500
square feet.   The Inn is located just off of I-94 at exit 61 and Highway
22, and is near such attractions as the Theodore Roosevelt National Park, the Badlands, Dickinson State University, Dakota Dinosaur Museum, and a golf course.

     The Inn is located on 6.6 acres of land that is subject to a 50-year ground lease that expires in 2053. Seacrest sold the ground to a related third party that includes Sumiye Onodera-Leonard, a director of the Company, her husband Robert J. Leonard, who manages the interest of a family trust which effectively owns 25% of the Company's outstanding common shares, and the Akira and Hisako Imamura Family Trust which is managed by the sister of Sumiye Onodera-Leonard (collectively "Landowners"). The Landowners purchased the ground from Seacrest on June 17, 2003 for $1,300,000. The Landowners and Seacrest entered into a ground lease with monthly ground lease payments of $10,000 and $12,000 for the first two years, respectively. Beginning with the third year, the ground lease payment will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. The Company is assuming the ground lease payments. Pursuant to the terms of the ground lease, the Company may repurchase the ground. Since January 2004, the Company has been in default of the land lease.

     There is a first trust deed on the property in the principal amount of $60,000 bearing an interest rate of 15% per annum and which matures October 1, 2004. The Company makes monthly interest only payments of $750.

     On an annual basis the Inn is losing money, although certain months during peak season the Inn may be profitable on a monthly basis.
Currently, the outstanding accounts payable total approximately $82,723 including 9,198 in sales taxes. The Inn also owes approximately $52,148 in delinquent federal payroll taxes and $67,912 in property taxes of which $34,975 is delinquent and includes accrued penalties. The Inn also requires approximately $250,000 in deferred maintenance in the immediate future.

     CAMPUS DRIVE OFFICE BUILDING, NEWPORT BEACH, CALIFORNIA
     -------------------------------------------------------

     The Company owns 53.8% interest in a limited liability company, Diversified Commercial Brokers, LLC. The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California. The building is subject to a first trust deed with a current principal balance of $716,505 with a monthly payment of $5,248.16 and a second trust deed in the principal amount of $110,000 bearing an interest rate of 8% with monthly interest payments of $771.00

     The land on which the office building sits is leased. The ground lease payment is currently $2,340 per month. The ground lease adjusts to $3,608 on July 1, 2004 and will adjust again to equal 8% of the market value of the leased premises on July 1, 2009. The lease expires on June 30, 2034, with two ten-year options which could extend the lease to June 30, 2054.

     The office building contains twelve office suites, eleven of which are currently being rented out. It is anticipated that the final office suite will be rented in the near future. The average rent per square foot is approximately $1.63.

     The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges Diversified $750 a month in management fees.

LEASE EXPIRATIONS

     The Company's leases are typically below current market rent for comparable properties in our markets. The average monthly rent of the Katella Center is $1.34 per square foot, and we estimate average market rates in Orange, California to be $1.30 per square foot. The average monthly rent of the Spencer Springs property is $1.17 per square foot, and we estimate average monthly rental rates in Las Vegas, Nevada to be $1.35 to $1.65 per square foot. The average monthly rent at the Campus Office Building is $1.63 per square foot, and we estimate that average monthly rent in Newport Beach, California to be $1.70. The average monthly rent of the T-Rex Plaza Mall is $0.29 per square foot, and we estimate average market rates in Dickinson, North Dakota to be $0.83 per square foot. Each of the above estimates are based upon information received from knowledgeable real estate professionals and are based upon rents within the city or county boundaries of the relevant property.

     Lease at our properties expire at various dates.   At the Campus
Office Building and T-Rex Mall, virtually all of the leases have past their original expiration date and therefore have become month-to-month tenancies. Tenants subject to these leases may terminate at any time upon thirty-day notice. The following table sets forth the expiration dates of the lease at our other properties, as well as the square footage of the expiring leases, the monthly lease payments per square foot and the percentage of square footage and revenue that such lease constitutes of the total property.


Property                    2004 Expirations                2005 Expirations                  2006 Expirations
-------------------------------------------------------------------------------------
                                  %                        %                        %
             sq.           $     of   sq.           $     of   sq.           $     of
             ft.     %   psf   rev.   ft.     %   psf   rev.   ft.     %   psf   rev.
-------------------------------------------------------------------------------------
Katella
 Center    4,320   48% $1.16    41%  None                    2,490   27% $1.27    26%
-------------------------------------------------------------------------------------
Spencer
 Springs   2,300   14% $1.33    12% 2,600   11% $1.40    14% 1,100    5% $1.31     5%
-------------------------------------------------------------------------------------

                                     20

TENANT CONCENTRATION

     Set forth below is a list of our largest tenants (by rental revenue) and the percentage of annual rent and square footage of all of the Company's property such tenant represents.

---------------------------------------------------------------------------
                                 Annual Gross Rent  % of Total   % of Total
Top Tenants by Rental Revenue          from Tenant     Revenue      sq. ft.
---------------------------------------------------------------------------
Chris' Place                              $100,778       11.8%         4.3%
Amerident                                   96,291       11.3%         4.3%
Borders & Associates                        66,000        7.7%         2.7%
Strings                                     60,000        7.0%         3.9%
Ace Hardware                                40,224        4.7%        12.8%
Deltec                                      38,448        4.5%         1.9%
Maples Cleaners                             24,452        2.9%         1.4%
Bloomers                                    19,980        2.3%         1.1%
Lexus Hair                                  19,692        2.3%         1.1%
Curves                                      19,440        2.3%         1.1%
---------------------------------------------------------------------------

MORTGAGE DEBT AND OTHER LOANS

The Company has substantial outstanding debts and mortgages. For a complete list, see Note 6 and Note 7 to the Financial Statements attached to this Form 10-KSB.

ITEM 3.   LEGAL PROCEEDINGS.

     To the knowledge of management, there is no material litigation pending or threatened against the Company or its management. Further, the Company is not aware of any other material pending or threatened litigation to which the Company or any of its directors, officers or affiliates are or would be a party.

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

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol SCDI. As of March 31, 2004, the Company had approximately 398 shareholders holding 5,512,258 common shares. Of the issued and outstanding common stock, approximately 494,940 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the Company's Common Stock from the first available date through the first available price are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.


                                  Closing Bid         Closing Ask
                               High       Low      High       Low
------------------------------------------------------------------
2002
----
Jan. 1 thru                     .07       .05      None      None
Mar. 31
Apr. 1 thru                     .06       .06      None      None
June 30
July 1 thru                     .08       .06      None      None
Sept. 30
Oct. 1 thru                     .08       .08      None      None
Dec. 31

2003
----
Jan 1. thru                     .08       .08      None      None
Mar. 31
Apr. 1 thru                     .08       .03      None      None
June 30
July 1 thru                     .18       .03      None      None
Sept. 30
Oct. 1 thru                     .05       .05      None      None
Dec. 31

2004
----
Jan. 1 thru                    2.25       .05     25.00      2.00
Mar. 31

     The above information was obtained from Pink Sheets, LLC, located at 304 Hudson Street, 2nd Floor, New York, New York 10013.

     In November, 2003, the shareholders of the Company adopted the 2003 Employee Stock Incentive Plan and the 2003 Non-Employee Director Stock Incentive Plan, (collectively the "2003 Plans"). The 2003 Plans authorize the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members of the Company's Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Other than the automatic annual grants to non-employee directors and the grants and awards agreed to in the employment agreements with our executive officers, the number and type of awards that will be granted under the 2003 Plans shall be determined by the Board in its sole discretion. The following table sets for additional information regarding the 2003 Plans.

PLAN CATEGORY

                                                   Weighted-             Number of
                                  Number of         average       remaining available
                               securities to        exercise      for future issuance
                               be issued upon      price of            under equity
                                exercise of      outstanding       compensation plans
                                outstanding        options,     (excluding securities
                            options, warrants      warrants           reflected in
                                 and rights       and rights           columns (a))
                                   (a)              (b)                    (c)
-------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                    3,000,000            $0.15             12,750,000

Equity compensation
plans not approved by
security holders                          -0-              -0-                   -0-
-------------------------------------------------------------------------------------
Total                               3,000,000            $0.15            12,750,000
-------------------------------------------------------------------------------------

     The Company's common shares are subject to conversion of the Company's outstanding convertible preferred stock. The Company's currently outstanding 4,725,410 shares of Series A Convertible Preferred Stock cannot be converted to common shares of the Company for 36 months from the date they were issued. Thereafter, they may be converted at any time on a one share for one share basis so long as the average closing bid price per share of the Company's common stock for the five trading days immediately preceding the date of conversion is greater than or equal to the purchase price per share originally paid for the Series A shares. If the average bid price per share is lower than the purchase price paid per share, the holder of the Series A shares shall be entitled to convert at a rate equal
to the purchase price divided by the common stock price.   The Company has
issued 6,000,340 shares of Series B Convertible Preferred shares.   The
Series B shares cannot be converted until 24 months from the date they are issued. The Series B shares are converted at the same rate as the Series A shares. The Company has also created Series C Preferred Stock having the same conversion rate. As of April 15, 2004, no shares of Series C Preferred Stock have been issued.

     The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 2003, the Company sold 12,000 shares of Series B Preferred Stock to two investors for $0.50 per share. Such investors included Jay Kister, a director of the Company. The Company also issued shares of Series B Preferred Stock to officers and Directors as commission in connection with various real estate transactions. See "Certain Relationships and Related Party Transactions."

     On March 3, 2004, the Company issued 100,000 restricted shares of Series B Convertible Preferred Stock for a total consideration of $50,000 to one individual who was not an affiliate of the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. The Company paid Robert Leonard, a significant shareholder of the Company, a fee equal to 10% of the gross proceeds for identifying and introducing the investor.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

OVERVIEW

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of December 31, 2003, together with the results of operations and cash flows for the periods ended December 31, 2003 and 2002.

FORWARD-LOOKING STATEMENTS

     Historical results and trends are not necessarily indicative of future operations. Managements' statements contained in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company's properties are located), legislative/regulatory changes, availability of capital, interest rates, competition and supply and demand for operating properties in the Company's current and proposed market areas. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.
                                     25
CRITICAL ACCOUNTING POLICIES

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

     IMPAIRMENT OF REAL ESTATE ASSETS
     --------------------------------
     The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger an impairment review include the following:

     *    a significant negative industry or economic trend;

     * a significant underperformance relative to historical or projected future operation results; and

     *    a significant change in the manner in which the asset is used.


                                     26

REAL ESTATE INVESTMENTS

     The following table presents a summary of the Company's wholly-owned properties and properties in which it owns interests through certain limited liability companies as of December 31, 2003:

                                     Company     Square        Date             Major
Property Name           Location Ownership %       Feet    Acquired         Tenant(1)
-------------------------------------------------------------------------------------
Operating Properties
--------------------
Katella Center        Orange, CA         100      9,500    03/31/03         Judith by
                                                                (2)           Strings
-------------------------------------------------------------------------------------
T-Rex Mall         Dickinson, ND         100     89,642    03/31/03           Newby's
                                                                (2)
-------------------------------------------------------------------------------------
Spencer Springs    Las Vegas, NV          87     24,336    03/31/03         Amerident
                                         (3)
-------------------------------------------------------------------------------------
Chris's Place
 Hospitality Inn   Dickinson, ND         100               08/01/03
-------------------------------------------------------------------------------------
Campus Drive             Newport
 Office Building       Beach, CA        53.8      8,685     2/09/03           Borders
                                         (4)               12/30/03        Architects
-------------------------------------------------------------------------------------

(1)  Tenant occupying largest space of property.

(2)  The Company assumed operations of the property in February 2003.

(3) Owned by Spencer Springs limited liability company, a subsidiary of the Company.

(4)  Limited liability company membership interest acquired on two separate
     dates   18.6% acquired on February 9, 2003 and 32.4% acquired on
     December 30, 2003, plus additional interests acquired for cash contributions.

The following table sets forth management's estimate of current fair market value of the real property owned, directly or indirectly, by the Company. Current fair market value is based upon appraisals from independent third parties as more fully set forth in the footnotes to the table. The estimated current values also assume that the rental income for each property has been stabilized, payments of delinquent property taxes an all
required maintenance has been accomplished.   The Company is currently
working to stabilize occupancy and to perform deferred maintenance on several properties. The amount of the secured obligations is the principal amount plus accrued interest as of December 31, 2003. Estimated net worth is prior to any commissions or expenses of any sale.

                                                 Total Secured
                                       Estimated   Obligations
Property                                 Current         as of    Estimated
and Location                        Market Value    12/31/2003    Net Worth
---------------------------------------------------------------------------
Katella Shopping Center
Orange, CA                          $800,000 (1) $    395,000    $  405,000
---------------------------------------------------------------------------
Spencer Springs Shopping Center
Las Vegas, Nevada                  4,250,000 (2)    2,241,360    2,008,640
---------------------------------------------------------------------------
Campus Office Building
Newport Beach, CA                  1,150,000 (3)      833,463      316,537
---------------------------------------------------------------------------
T-Rex Shopping Center
Dickinson, North Dakota            1,555,000 (4)      437,000    1,118,000
---------------------------------------------------------------------------
Hospitality Inn
Dickinson, North Dakota            1,900,000 (5)    1,450,000      378,000
---------------------------------------------------------------------------
Total                             $9,205,000        4,284,823    4,910,177
---------------------------------------------------------------------------

 (1) Based upon a written appraisal from Ralph H. Mauch of Villa & Associates Real Estate Appraisers, Anaheim, CA, dated May 11, 2000.
 (2) Based upon a written appraisal from Timothy R. Morse & Associates, MAI Appraiser, dated July 22, 2003.
 (3) Based upon a written appraisal from CB Richard Ellis, Inc. Valuation and Advisory Services, Newport Beach, CA, dated November 8, 2002.
 (4) Based upon a written appraisal from The Advisory Services Group, Coldwell Banker Commercial, Source One Realty, Redondo Beach, CA, dated April 24, 2002. The current fair market value is the appraised value less the sale price of the underlying land. The appraised value of the real property was $3,200,000. In February 2003 the Company sold the land underlying the shopping center for $1,645,000. Total secured obligation includes deferred maintenance of $250,000.
 (5) Based upon a written appraisal from Bill A. Knudsen, Knudson Appraisal Services, Bismarck, North Dakota, a member of the National Association of Independent Fee Appraisers, dated November 18, 1999. The current fair market value is the appraised value less the sale price of the underlying land. The total appraised value was $3,500,000, of which the fair market value of the real estate was $3,000,000 and the furniture, fixture and equipment was $500,000. Seacrest Partners, L.P., the former owner, sold the land underlying the Hospitality Inn for $1,300,000. Fair market value is the appraised value less the value of the furniture, fixtures, equipment and land value. Total secured obligations $250,000 of deferred maintenance and $68,000 of delinquent property taxes.

     The above table is management's current estimate of fair market value. Fair market value is subject to change due to market factors beyond the control of the Company. The Company cannot give any assurance that the estimated fair market value could actually be realized in any sale transaction.

RESULTS OF OPERATIONS

     The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the fiscal year ended December 31, 2003. As discussed above, during the fiscal year ended December 31, 2003, the Company acquired a 100% ownership interest in a 9,500 square foot strip mall in Orange, California and an 89,642 square foot enclosed mall in Dickinson, North Dakota. The Company purchased a

                                     28
100% membership interest in two LLCs: one (Spencer Springs) owns 87% interest in a 24,336 square foot, strip mall in Las Vegas, Nevada; and the other (Decatur Square) owned a 100% interest in a 16,500 square foot strip mall also located in Las Vegas, Nevada, which the Company subsequently sold. The Company acquired the Hospitality Inn in Dickinson, North Dakota for capital stock. The Company also acquired a 19% membership interest in an LLC that owns an 8,685 square foot office building in Newport Beach, California, and then acquired an additional 32.4% interest from related parties and received an additional 2.8% interest for additional cash contributions. The Company subsequently sold the Decatur Square shopping center.

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2003.

     INCOME. Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, the Company reported income of $1,441,066, net of $71,132 for coupons and discounts, for the fiscal year ended December 31, 2003. The Company realized no income in the comparable period 2002.

     COST OF GOODS SOLD. Cost of goods sold was attributable to the operation of the full service hotel. The cost of goods sold totaled $491,028 for the five-month period the Company owned the hotel ending December 31, 2003. The Company had no cost of goods sold in the comparable period 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $2,094,984 to $2,167,225 for the fiscal year ended December 31, 2003, compared to $72,241 for the year ended December 31, 2002. The increase is attributable to the operation of acquired real estate and a full service hotel. The primary components of such expenses were payroll, real estate commissions, land leases, and professional fees. The Company also recognized impairment with respect to the T-Rex property in the amount of $448,403. Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2004 as the Company seeks to acquire additional real estate holdings and expand its operations.

     DEPRECIATION. Depreciation for the fiscal year ended December 31, 2003 was $80,114 compared to no depreciation for the year ended December 31, 2002. The depreciation was attributable primarily to the Katella Center, Hospitality Inn, Spencer Springs and the Company's telephone system.

     INTEREST AND OTHER EXPENSE. Interest expense consists of mortgage interest paid on the Company's properties. Interest expense was $202,997 for the fiscal year ended December 31, 2003 compared to $1,212 for the year ended December 31, 2002. Interest expense was attributable primarily to the Katella Center, T-Rex Plaza Mall, Hospitality Inn and Spencer Springs properties.

                                     29

     The Company also reported cost to purchase the remaining 50% minority interest in Spencer Springs, LLC, which totals($1,270,154). Additionally, the Company incurred a loss of $70,000 on certain notes while recognizing a gain of $275,545 on the sale of assets.

     NET INCOME. The net loss was $2,904,938 or $(0.57) per share   basic
and diluted   for the fiscal year ended December 31, 2003 compared to a net
loss of $73,193 or $(0.03) per share   basic and diluted   for the fiscal
year ended December 31, 2002.

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002

     As of December 31, 2002, the Company had $6,058 cash on hand and no other assets. The Company has experienced losses from inception. As of December 31, 2002, the Company had total current liabilities amounting to $68,111. Since inception the Company has sustained continued losses and has an accumulated operating loss since inception of $3,425,066. As of December 31, 2002, the Company had no revenue producing activities and was completely dependent upon its officers and directors to provide for its cash requirements. While the Company hopes to be successful in its efforts to acquire and manage real estates holdings, there is no guarantee that the Company will be successful.

LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL RESOURCES

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

     At December 31, 2003, the Company had $125,545 of cash and cash equivalents as compared to $6,058 of cash and cash equivalents at December 31, 2002 to meet its immediate short-term liquidity requirements. This increase in cash and cash equivalents resulted primarily from the cash proceeds from the sale of Decatur Square.

     Operating cash flows are expected to increase as additional properties and investments in real estate are added to the Company's portfolio. Cash and cash equivalents decreased since December 31, 2002 principally as a result of acquisition of real estate investments.

                                     30

     To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash used by operating activities was $504,921 for the fiscal year ended December 31, 2003 compared to net cash used by operating activities of $121,969 for the fiscal year ended December 31, 2002. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws. The Company had no operations during the same quarter of 2002.

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

     CASH FLOWS FROM IN INVESTING ACTIVITIES

     Net cash from investing activities amounted to $126,182 for the fiscal year ended December 31, 2003 compared to $0 for the fiscal year ended December 31, 2002, primarily from the sale of Decatur Square offset by an investment in the Campus Drive office building and various capital expenditures.

     At December 31, 2003, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities amounted to $498,226 for the fiscal year ended December 31, 2003 compared to $107,953 for the fiscal year ended December 31, 2002. The primary reason for the increase was proceeds from notes and the sale of preferred stock.

     The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

                                     31

ITEM 7.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Secured Diversified Investment, Ltd.


We have audited the accompanying consolidated balance sheet of Secured Diversified Investment, Ltd. (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained net losses since its inception, cash reserves are low and the Company's operations do note generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/ CACCIAMATTA ACCOUNTANCY CORPORATION
                                Irvine, California
                                May 14, 2004

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                         Consolidated Balance Sheet
                          As of December 31, 2003
     ASSETS
Current Assets
  Cash                                                               $  125,545
  Accounts Receivable                                                    38,774
  Inventory                                                              23,981
  Note Receivable, net of $25,000 reserve                               400,000
                                                                    ------------
  Total Current Assets                                                  588,300
                                                                    ------------
Fixed Assets
  Equipment, net of $9,434 of accumulated depreciation                   60,491
  Real Estate, net of $57,177 of accumulated depreciation             4,719,222
                                                                    ------------
     Total Fixed Assets                                               4,779,713
                                                                    ------------
Other Assets
  Restricted Cash                                                        70,000
  Prepaid and other                                                      45,031
                                                                    ------------
     Total Other Assets                                                 115,031
                                                                    ------------
     Total Assets                                                   $ 5,483,044
     LIABILITIES AND STOCKHOLDERS' EQUITY                           ============
Current Liabilities
  Accounts Payable                                                  $   146,320
  Interest Payable                                                       17,576
  Payroll Liabilities, including $158,684 due officers & directors      273,854
  Accrued Property Tax                                                   87,634
  Accrued Sales Tax                                                       9,198
  Security Deposits                                                      41,395
  Current Portion of Long-Term Debt, related parties                    328,956
  Current Portion of Long-Term Debt                                      47,400
                                                                    ------------
     Total Current Liabilities                                          952,333
                                                                    ------------
Long Term Liabilities
  Notes Payable, related parties                                        337,880
  Mortgages Payable                                                   3,417,403
                                                                    ------------
     Total Long - Term Liabilities                                    3,755,283
                                                                    ------------
     Total Liabilities                                                4,707,616
                                                                    ------------
Minority Interest                                                       171,838
                                                                    ------------
STOCKHOLDERS' EQUITY
  Series A Preferred Stock, 7,500,000 shares authorized,
   $0.01 par value, 7,190,381 issued & outstanding                       71,904
  Series B Preferred Stock, 20,000,000 shares authorized,
   $0.01 par value, 5,832,480 issued & outstanding                       58,325
  Series C Preferred Stock, 22,500,000 shares authorized,
   $0.01 par value, zero shares issued & outstanding                        -
  Common Stock, 100,000,000 shares authorized, $0.001
   par value, 8,157,286 issued and outstanding                            8,157
  Paid In Capital                                                     6,546,843
  Accumulated Deficit                                                (6,081,639)
                                                                    ------------
Total Stockholders' Equity                                              603,590
                                                                    ------------
Total Liabilities and Stockholders' Equity                          $ 5,483,044
                                                                    ============
                         See the accompanying notes
                                    F-3
                    SECURED DIVERSIFIED INVESTMENT, LTD
                   Consolidated Statements of Operations

                                                    Year ended December 31
                                                   ------------------------
                                                       2003         2002
                                                   -----------  -----------
REVENUES
  Rental                                           $  632,728   $      -
  Hotel, net of $71,132 for coupons and discounts     789,916          -
  Brokerage                                            18,423          -
                                                   -----------  -----------
     Total Revenues                                 1,441,066          -

  Cost of Goods Sold                                  491,028          -
                                                   -----------  -----------
                                                      950,038          -

General and Administrative Expenses                 2,167,225       71,029

Operating (Loss)                                   (1,217,187)     (71,029)

Other Income and Expense
  Interest                                         $ (202,997) $    (1,212)
  Interest                                             10,326          -
  Loss on sale of assets, net                      (1,036,963)         -
  Minority Interest                                   (13,823)         -
  Impairment loss                                    (448,403)         -
  Other                                                 4,109          -
                                                   -----------  -----------
  Net  (Loss)                                     $(2,904,939)  $  (72,241)
                                                   ===========  ===========
  Basic and diluted net (loss) per share           $    (0.57)  $    (0.03)
                                                   ===========  ===========
  Basic and diluted weighted  average shares        5,107,950    2,349,540
                                                   ===========  ===========



                         See the accompanying notes
                                    F-4


                    Secured Diversified Investment, Inc.
               Consolidated Statement of Shareholders' Equity

                          Preferred Stock    Preferred Stock
                             Series A            Series B            Common Stock
                      -------------------- --------------------  --------------------
                                   $0.01                $0.01                 $0.01
                        Shares   Par Value   Shares   Par Value    Shares   Par Value
                      ---------- --------- ---------- ---------  ---------- ---------
Balance, December
31, 2001                      -  $      -          -  $      -   2,349,540  $ 11,748

Contributed capital

Change in par value
 from $.005 to $.001                                                          (9,398)

Net loss
                      ---------- --------- ---------- ---------  ---------- ---------
Balance, December
31, 2002                      -         -          -         -   2,349,540     2,350

Stock issued for
real estate
acquisitions          7,497,807    74,978  4,752,480    47,525   3,961,606     3,961

Conversion of
$500,000 note                              1,000,000    10,000

Stock issued for
cash                                          80,000       800

Stock issued for
public relation
services                                                           400,000       400

Stock issued to
officers                                                         1,100,000     1,100

Stock issued to
directors                                                          500,000       500

Shares cancelled       (307,426)   (3,074)                        (153,860)     (154)

Net loss
                      ---------- --------- ---------- ---------  ---------- ---------
Balance, December
31, 2003              7,190,381  $ 71,904  5,832,480  $ 58,325   8,157,286  $  8,157
                      ========== ========= ========== =========  ========== =========




                           See accompanying notes
                                    F-4

                    Secured Diversified Investment, Inc.
               Consolidated Statement of Shareholders' Equity

                                              Additional
                                                Paid In     Accumulated  Stockholders
                                                Capital      Deficit        Equity
                                             ------------  ------------  ------------
Balance, December 31, 2001                   $ 3,041,711   $(3,104,460)  $   (51,001)

Contributed capital                               61,189                      61,189

Change in par value from $.005 to $.001            9,398                           -

Net loss                                                       (72,241)      (72,241)
                                             ------------  ------------  ------------
Balance, December 31, 2002                     3,112,298    (3,176,701)      (62,053)

Stock issued for real estate acquisitions      2,840,117                   2,996,581

Conversion of $500,000 note                      490,000                     500,000

Stock issued for cash                             39,200                      40,000

Stock issued for public relation services         31,600                      32,000

Stock issued to officers                          20,900                      22,000

Stock issued to directors                          9,500                      10,000

Shares cancelled                                   3,228                           -

Net loss                                                    (2,904,938)   (2,904,938)
                                             ------------  ------------  ------------
Balance, December
31, 2003                                     $ 6,546,843   $(6,081,639)  $   603,590
                                             ============  ============  ============



                                See accompanying notes
                                         F-4

                         SECURED DIVERSIFIED INVESTMENT, LTD
                        Consolidated Statements of Cash Flows

                                                             Year ended December 31,
                                                                2003          2002
                                                           ------------  ------------
Cash flows from operating activities:
  Net Loss                                                 $(2,904,938)  $   (72,241)
  Adjustment to reconcile net loss to net cash used by
  operating activities:
   Depreciation                                                 80,114           -
   Minority interest                                            13,823           -
   Loss on sale of note receivable                              45,000           -
   Reserve for note receivable                                  25,000           -
   Loss on sale of real estate                                 106,832           -
   Loss on acquisition of minority interest                  1,270,154           -
   Impairment of real estate                                   448,403           -
  Increase (decrease) in assets and liabilities
   Restricted cash                                             (70,000)          -
   Receivables                                                 (38,774)          -
   Inventory                                                   (23,981)          -
   Accrued interest added to notes payable                      12,500           -
   Prepaid expenses and other                                  (45,031)          -
   Accounts payable and other                                  575,977       (49,728)
                                                           ------------  ------------
Net cash provided (used) by operating activities              (504,921)     (121,969)
                                                           ------------  ------------
Cash flow from investing activities:
  Purchase equipment and tenant improvements                   (62,867)          -
  Proceeds from sale of assets                                 451,186           -
  Investment in subsidiary                                    (262,137)          -
                                                           ------------  ------------
Net cash provided by investing activities                      126,182           -
                                                           ------------  ------------

Cash flows from financing activities:
  Proceeds from capital contributions                              -          61,189
  Proceeds from stock issuance                                  40,000           -
  Proceeds from notes payable - related party                  361,450        55,000
  Payments on notes payable - related party                    (28,194)       (8,236)
  Proceeds from notes payable                                  150,147           -
  Payments on notes payable                                    (25,177)          -
                                                           ------------  ------------
Net cash provided by financing activities                      498,226       107,953
                                                           ------------  ------------
Net increase (decrease) in cash                                119,487       (14,016)

Cash, beginning of the year                                      6,058        20,074
                                                           ------------  ------------
Cash, end of the year                                      $   125,545   $     6,058
                                                           ============  ============

Supplemental disclosures:
  Cash paid for interest                                   $   202,997   $       -
  Cash paid for income tax                                 $       -     $       -
Non-cash investing and financing activities:
  Property acquired through stock issuances                $ 3,258,761   $       -
  Debt on property acquired                                $ 3,652,713   $       -
  Conversion of note to stock                              $   500,000   $       -
  Note receivable acquired in real estate sale transaction $   425,000   $       -
                         See the accompanying notes
                                    F-5

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
NOTE 1 - Going Concern
----------------------
The accompanying financial statements of Secured Diversified Investment, Ltd. (the "Company" or "SDI") are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company since its inception has sustained net losses. Cash reserves are low and currently the Company's operations do not generate enough cash to cover its costs or to execute its business plan. Management intends to refinance existing properties and use the proceeds to fund operating shortfalls. There are no assurances that the refinancing will occur or that the cash it generates will be adequate to meet the Company's cash requirements. In addition, the Company intends to raise additional funds through a private placement of its securities. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2 - Nature of Operations
-----------------------------
The Company was incorporated under the laws of the state of Utah on November 22, 1978. On July 23, 2002, the shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is effected by merging the foreign corporation with and into a Nevada corporation. On August 9, 2002, a merger between the Company and Book Corporation of America was completed. Upon completion of the merger Book Corporation of America was dissolved. On September 18, 2002, the OTCBB symbol for the Company's common stock was changed from BCAM to SCDI. The shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $0.01. On November 15, 2002, the Company changed its fiscal year end from October 31 to December 31.

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Currently, the Company owns shopping centers in Dickinson, North Dakota; Las Vegas, Nevada; and Orange, California; the Company also owns a single story office building in Newport Beach, California, and a hotel in Dickinson, North Dakota. The Company is currently focusing on acquiring properties in markets with strong regional economies.

NOTE 3 - Significant Accounting Policies
----------------------------------------
CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, which include Diversified Commercial Brokers (DCB) LLC (51%) - owner of 5030 Campus; Nationwide Commercial Brokers, Inc. (100%) - with limited operations to date; Dickinson Management, Inc. (100%) - manager of the Hospitality Inn; Spencer Springs LLC (87%) - owner of the Spencer Springs shopping center; Decatur Center LLC (100%) - an inactive company; and Diversified Commercial Mortgage LLC (100%) - an inactive company. All material inter-company transactions and balances have been eliminated. Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ from those estimates.
                                    F-6
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________

CREDIT AND CONCENTRATION RISK. The Company maintains deposit accounts in numerous financial institutions. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. No single institution holds more than the federally insured limit.

REVENUE RECOGNITION. The Company's revenues are derived from rental income and from room and food revenues from hotel operations. Rental and hotel revenues are recognized in the period services and goods are provided. Cash and cash equivalents. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no such investments.

PROPERTY AND EQUIPMENT. Property and equipment are depreciated over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the asset. Depreciation and amortization is computed on the straight-line method. Repairs and maintenance are expensed as incurred.
Fair value. The carrying value for cash, prepaids, and accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

IMPAIRMENT. The Company adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires long-lived assets be reviewed for impairment whenever circumstances indicate the carrying value may not be recoverable.

STOCK-BASED COMPENSATION. The Company measures compensation costs for options using the intrinsic value based method of accounting as prescribed under Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) as permitted under SFAS 123. No compensation cost was recorded because the exercise price for the shares exceeded the market value on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value, the Company's net loss for the year ended December 31, 2003 would have increased $9,530 to $2,914,468 and loss per share would have increased $0.002 to $(0.572). The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3.625%, an expected life of 10 years and expected volatility of 100%.

LOSS PER SHARE. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At December 31, 2003, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was antidilutive.

INCOME TAXES. The Company recognizes a deferred tax asset or liability for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
                                    F-7

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
At December 31, 2003, the Company had a net operating loss carry-forward of approximately $1,185,000 that may be offset against future taxable income through 2023. These carry-forwards are subject to review by the Internal Revenue Service. The tax benefit was calculated using a tax rate of 35% for Federal and 10% for State. The Company has fully reserved the related $572,000 tax benefit because the likelihood of realization of the tax benefit cannot be determined. Of the total tax benefit, approximately $534,000 is attributable to 2003. Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of real estate impairment and the cost of acquiring minority interests recognized for book purposes.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. "SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The Company's financial position or results of operations have not been affected by this new pronouncement.

In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's financial position reflects the effects of classifying certain mandatorily redeemable equity instruments as liabilities.

NOTE 4 - Property and Equipment
-------------------------------
The Company acquires income-producing real estate assets in the normal course of business. During 2003, the Company acquired assets in California, Nevada and North Dakota.

                                                            Estimated Life
     Land                                     $766,500
     Buildings and improvements              3,838,918            39 years
     Leasehold Improvements                    170,982        2 - 10 years
     Furniture, fixtures and equipment          69,924          3 -7 years
                                          -------------
                                             4,846,324
     Less accumulated depreciation             (66,611)
                                          -------------
                                          $  4,779,713
                                          =============

During 2003, the Company recognized an impairment loss of $448,000, representing the entire basis on the T-Rex Plaza Mall, because estimated future cash flows from existing leases did not support the carrying value. The impairment is included in "other income/loss" in the accompanying financial statements. Depreciation expense was $80,114 in 2003, including $13,503 on the T-Rex Plaza Mall, and $0 in 2002. No interest was capitalized in either period.
                                    F-8
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
NOTE 5 - Related Party Transactions

SEASHORE DIVERSIFIED INVESTMENT COMPANY (SDIC). Certain of the Company's directors and officers were also directors, officers and shareholders of SDIC. On March 31, 2003, the Company issued 2,461,607 common shares and 4,997,807 Series A preferred shares to SDIC to acquire Katella Center in Orange, California, T-Rex Plaza Mall in Dickinson, North Dakota, 50% interest in Spencer Springs LLC and 50% interest in Decatur Center LLC. Spencer Springs and Decatur Center each own a shopping center in Las Vegas, Nevada.

During 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At December 31, 2003, the outstanding balance totaled $116,456, with $10,882 in accrued interest due.

SEACREST LIMITED PARTNERSHIP (Seacrest). Certain of the Company's directors and officers were the majority partners in Seacrest. On August 1, 2003, the Company issued 1,445,029 common shares and 2,464,971 preferred A shares to Seacrest to acquire the Hospitality Inn, a 149 room full service hotel complete with meeting and banquet rooms as well as a restaurant and bar on leased land in Dickinson, North Dakota. The Company also acquired Dickinson Management Inc., a wholly owned subsidiary of Seacrest which operated the hotel, owns the liquor license and is the registered entity for various permits and licenses necessary to operate the Inn. In conjunction with the acquisition, the Company assumed approximately $136,728 of liabilities.

LEONARD, ET AL. The Hospitality Inn leases land from a director of the Company, Sumiye Leonard, her husband, a significant shareholder, Robert Leonard, and the Akira and Hisako Imamura Family Trust that is managed by the sister of Sumiye Leonard. The lease expires in 2053. The monthly ground lease payments are $10,000, $12,000, and $14,000 for the first three years, respectively. Beginning with the fourth year, the ground lease payments will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. Pursuant to the terms of the ground lease, the Company may purchase the land. During 2003, the Company made lease payments of $50,000.

C. WAYNE SUTTERFIELD (Sutterfield). At December 31, 2003, the Company owed Sutterfield, a director and significant shareholder, $138,630 under two separate notes. The notes bear interest at 8% and are due in 2006. Also in 2003, Sutterfield advanced the Company $21,000; the advance is non-interest bearing and is due on demand. Additionally, Sutterfield is a minority owner in DCB LLC. Under the terms of the operating agreement, the Company pays Sutterfield a preferred return on his investment, totaling $18,743 in 2003, and retains the right to acquire all his interests.

CLIFFORD L STRAND (Strand) AND WILLIAM S. BIDDLE (Biddle). During 2003, Strand and Biddle, officers, directors and shareholders, provided real estate services in connection with various acquisitions. For these services, Strand and Biddle received cash of $50,000 each and shares of Series B preferred stock totaling 174,000 to Strand and 188,000 to Biddle. Strand and Biddle also received 50,000 shares each of Series B preferred stock when the Company purchased their collective 11.5% interest in DCB LLC. Additionally, Biddle holds two notes due from the Company totaling $274,250. One note bears interest at 7.05% and matures in 2008. The other note bears interest at 10% and matures in 2004. Both are secured by the underlying property.
                                    F-9

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
PRIME TIME AUCTIONS, INC (Prime Time). Prime Time is a shareholder of the Company. During 2003, Prime Time extended three loans totaling $137,500 to the Company, all of which bear interest at 15%, are secured by the underlying property and mature through 2005.

NOTE 6 - Related Party Debt

  -  Unsecured note, bearing interest at 9%, interest only, due on demand  $  116,456
  -  Mortgage note, bearing interest at 8%, interest only, maturing
     February 17, 2006, secured by 2nd trust deed on T-Rex Plaza Mall          67,000
  -  Mortgage note, bearing interest at 8%, interest only, maturing
     December 31, 2006, secured by 3rd trust deed on 5030 Campus               71,630
  -  Mortgage note, bearing interest at 10%, maturing April 21, 2004,
     interest only, secured by 1st trust deed on T-Rex Plaza Mall             100,000
  -  Mortgage note, bearing interest at 15%, maturing February 26, 2004,
     interest only, secured by 1st trust deed on Palm Highland                 52,500
  -  Mortgage note, bearing interest at 15%, maturing October 1, 2004,
     interest only, secured by 1st trust deed on Hospitality Inn               60,000
  -  Mortgage note, bearing interest at 15%, maturing July 1, 2005,
     interest only, secured by 2nd trust deed on Katella Center                25,000
  -  Mortgage note payable, bearing interest at 7.05%, maturing April
     15, 2008, interest only, secured by second trust deed on Palm Highland   174,250
                                                                            ---------
Total related party debt                                                      666,836
Less current portion of related party debt                                    328,956
                                                                            ---------
Long term portion of related party debt                                     $ 337,880
                                                                            =========
NOTE 7 - Third Party Debt
 -   Unsecured note, bearing interest at 9%, maturing June 20, 2005,
     interest only                                                          $  19,980
 -   Mortgage note, bearing interest at 11.5%, maturing May 15, 2005,
     interest only, secured by 1st trust deed on Katella Center               370,000
 -   Mortgage note, bearing interest at the "1 year constant maturity treasury rate" plus 3.5%, adjusting annually, currently 5.875%, principal and interest monthly, maturing February 2, 2013, secured
     by 1st trust deed on 5030 Campus and 70,00 restricted cash               723,463
 -   Mortgage note, bearing interest at 8%, maturing February 8, 2008,
     interest only, secured by 2nd trust deed on 5030 Campus                  110,000
 -   Mortgage payable, bearing interest at the "6 month London Interbank
     Offer Rate" plus 3%, adjusting every 6 months, currently 4.5%, maturing September 30, 2013 principal and interest due monthly,
     secured by 1st trust deed on Spencer Springs                           2,241,360
                                                                          -----------
Total third party debt                                                    $ 3,464,803
Less current portion of third party debt                                       47,400
                                                                          -----------
Long term portion of third party debt                                     $ 3,417,403
                                                                          ===========

                                    F-10

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
NOTE 8 - Stockholders' Equity

In February 2003, the Company created three series of preferred stock, all of which are convertible at the option of the holder: (1) Series A consisting of 7,500,000 shares with a par value of $0.01, a liquidation preference of $1.00 per share, convertible into an equal number of common shares 36 months after issuance, with the same voting rights as common stock; (2) Series B consisting of 20,000,000 shares with a par value of $0.01, a liquidation preference of $0.50 per share, and convertible into an equal number of common shares 24 months after issuance; and (3) Series C consisting of 22,500,000 shares with a par value of $0.01, a liquidation preference of $3.00 per share, and convertible into an equal number of common shares 24 months after issuance. In the event the price of common stock is less than the purchase price of the preferred stock on the conversion date, the holder is entitled to convert at a rate equal to the purchase price divided by the common stock price.

The Company is offering 18,447,520 shares of its Series B preferred stock at $0.50 per share. Additionally, the Company is offering 22,500,000 shares of its Series C preferred stock at $3.00. Both Series B and Series C preferred stock are being offered for cash or in exchange for real estate acquisitions.

During 2003, the Company issued 3,906,635 shares of common stock, 7,462,778 shares of Series A, and 4,652,480 shares of Series B in exchange for property acquisitions. During 2003, the Company issued 400,000 shares of common stock for public relations services. Additionally, during 2003, the Company converted $500,000 of debt for 1,000,000 shares of Series B preferred stock. Also in 2003, the Company sold 80,000 shares of Series B preferred stock for $40,000.

NOTE 9 - Stock Incentive Plans

In November 2003, the Board of Directors adopted and the Shareholders approved two stock incentive plans: the Secured Diversified Investment, Ltd. 2003 Stock Incentive Plan (Employee Stock Plan) and the Secured Diversified Investment, Ltd. 2003 Non-employee Directors Stock Incentive Plan (Directors Stock Plan). Both Plans require a The Plans terminate in November 2013

EMPLOYEE STOCK PLAN. The Employee Stock Plan authorizes up to a maximum of 10,000,000 shares of common stock for employees, consultants and other independent advisors. The plan permits the issuing of shares or the granting of options. The exercise price is to be determined by the Plan Administrator (currently the Board), but at no time will the price be less than the fair market value on the date of grant. Additionally, the Plan Administrator establishes the vesting period. Generally, the options expire ten years after the date of grant. The plan provides for "cash less exercise" of the options, so the optionee has the choice of paying cash, converting unpaid salaries or services, or surrendering common stock owned by him with a value equal to the exercise price. As discussed more fully in Note 11, the Company executed employment contracts with its officers, which obligates the Company to issue 1,100,000 shares of stock and 2,500,000 options, leaving 6,400,000 shares of common stock available under the Employee Stock Plan.
                                    F-11

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
DIRECTORS STOCK PLAN. The Directors Stock Plan authorizes up to a maximum of 5,000,000 shares of common stock for non-employee directors. The plan permits the issuing of shares or the granting of options. The exercise price is the fair market value on the date of grant. Each Board member is automatically awarded 100,000 shares and 100,000 options upon becoming a Board member, and is awarded 100,000 options on each anniversary date thereafter. The options vest over two years on a quarterly basis, and expire ten years after the date of grant. The plan provides for "cash less exercise" of the options, so the optionee has the choice of paying cash, converting unpaid salaries or services, or surrendering common stock owned by him with a value equal to the exercise price. Upon exercising the option, the non-employee director is required to pay or make adequate provision for all withholding obligations of the Company.

NOTE 10 - Loss Per Share

Following is a reconciliation of net loss and weighted average number of shares outstanding, in the computation of loss per share for the years ended December 31, 2003 and 2002.
                                                     2003          2002
                                                 ------------  ------------
  Net loss                                       $(2,904,938)  $   (72,241)
  Less preferred stock dividends                           -             -
                                                 ------------  ------------
  Net loss available to common shareholders      $(2,904,938)  $   (72,241)
                                                 ============  ============

  Basic weighted average shares outstanding        5,107,950     2,349,500
  Dilutive potential common shares                         -             -
                                                 ------------  ------------
  Diluted weighted average shares outstanding     5,1070,950     2,349,500
                                                 ============  ============
  Basic and diluted net loss per share           $     (0.57)  $     (0.03)
                                                 ============  ============
  Potential common shares excluded from diluted
  weighted average shares outstanding because
  of their anti-dilutive nature:
    Convertible Series A and B preferred stock    12,922,861             -
    Options granted, not yet issued                3,000,000             -
                                                 ------------  ------------
                                                  15,922,861             -
                                                 ============  ============
NOTE 11 - Commitment and Contingencies

DEFERRED MAINTENANCE. The Company has determined that T-Rex Plaza Mall needs repairs to its roof, heating and air conditioning ventilation units, the facade and parking lot. The estimated costs for said repairs are between $150,000 and $250,000. The Company intends to pursue reimbursement from contractors who recently repaired the roof in order to recover the anticipated roof repair costs. Additionally, the Company estimates deferred interior improvements needed at the Hospitality Inn are between $100,000 and $200,000.

LEASE AGREEMENTS. The Company is obligated under various ground leases (T-Rex Plaza Mall, Katella Center, Hospitality Inn, and 5030 Campus), three of which include CPI increases, and an office lease requiring monthly payments through 2053. Lease payments during 2003 and 2002 totaled $233,792 and $0, respectively.

                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 Notes to Consolidated Financial Statements
                             December 31, 2003
___________________________________________________________________________
UNPAID PROPERTY TAXES. The Company has not paid approximately $88,000 in 2003 property taxes on the Hospitality Inn and T-Rex Plaza Mall that were due March 2004.

OFFICER EMPLOYMENT AGREEMENTS. During 2003, the Company executed employment agreements with its officers that extend through 2006. The employment agreements provide for the issuance of common stock and options vesting over the term of the agreement and expire 10 years from the date of grant. The Board did not approve the Stock Incentive Plan until late in 2003; therefore, no options were granted or stock issued during 2003. The options, once granted, are convertible to common stock at $0.15/share. Twenty-five percent of the options vest immediately and the remaining options vest ratably over the term of the agreements on each officer's anniversary date. Under the terms of the agreements, the Company is obligated to issue 1,100,000 shares of common stock and grant 2,500,000 options. At December 31, 2003, approximately $141,000 in officer salaries was unpaid. Additionally, the Company accrued and expensed $26,000 of compensation cost related to the stock to be issued, under the terms of the agreements. No amount was expensed related to the options to be granted as the exercise price per share exceeded the market price per share on the effective date of grant.

Future annual minimum lease and principal payments under existing agreements are as follows.

          Related  3rd Party
      Party Lease    Lease     Related    3rd Party    Officer
       Obligation Obligation  Party Debt       Debt   Salaries       Total
--------------------------------------------------------------------------
2004   $ 126,000 $  239,187   $ 328,956  $  47,400  $ 686,667   $1,428,210
2005     138,000    354,505      25,000    106,380  1,009,167    1,533,052
2006     144,000    256,989      67,000     51,400    670,833    1,190,222
2007     144,000    260,542      71,630     53,400          -      529,572
2008     144,000    264,167     174,250    165,400          -      747,817
       --------------------------------------------------------------------
       $ 696,000 $1,275,390   $ 666,836  $ 423,980 $2,366,667   $5,428,873
       ====================================================================

NOTE 12 - Subsequent Events

DEBT. In 2004, two directors, William Biddle and Sumiye Onodero-Leonard, loaned $150,000 to the Company; under a note secured by a 2nd trust deed on Spencer Springs, interest at 12% due May 2005, with a six-month renewal option. Biddle and Leonard each received 25,000 shares of Series B preferred stock. Two related party notes payable that matured in early 2004, totaling $152,500, were repaid. Also in 2004, the $100,000 note payable due to officer and director William Biddle and the $52,500 note to a shareholder were repaid.

ACQUISITIONS. In 2004, the Company issued 67,860 shares of Series B preferred stock for a $33,930 note receivable secured by residential property in Binghamton, New York. The note requires monthly principal and interest payments totaling $350, and matures April 2006.

EQUITY. In 2004, Robert Leonard, a major shareholder and husband of one of the Company's directors, was paid $5,000 for services rendered in connection with the sale of 100,000 shares of Series B preferred stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

                                                            DIRECTOR OR
NAME                     AGE    POSITION                    OFFICER SINCE
---------------------------------------------------------------------------
William Biddle           73     Director                    September 2002
                                Vice President              September 2002

Munjit Johal             48     Chief Financial Officer     September 2002
                                                            September 2002

Jay Kister               28     Director                    September 2002

                                     46


Sumyie Onodera-Leonard   74     Director                    September 2002

Pamela Padgett           47     Director                    September 2002

Clifford L. Strand       56     Chairman of the Board       September 2002
                                Chief Executive Officer     September 2002
                                President                   September 2002

Ron Robinson             70     Director                    November 2003

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

     MUNJIT JOHAL. Chief Financial Officer. Mr. Johal has broad experience in accounting, finance and management in the public sector. Since 1998, Mr. Johal has served as the Chief Financial Officer for Diffy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr. Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

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

     RON ROBINSON. Director. In 1999 Mr. Robinson founded Park Place Properties, LLC, a private real estate development company that has developed office buildings in Las Vegas, Nevada. In 1989, Mr. Robinson founded President of National Commercial Properties, a private company that brokered tax-free exchanges and packaged commercial loans for institutional investors and continued to be a principal through 1998. In 1989, Mr. Robinson also founded "The Mortgage Mart", a private mortgage company of
which he was President until 1998.   Mr. Robinson was co-founder of Oasis
Residential, a publicly traded real estate investment trust that was ultimately acquired by Camden Properties. Mr. Robinson also served as the President of Crowne Ventures Corporation, a NASDAQ listed company that acquired real property, including the Continental Hotel, Las Vegas, Nevada. Mr. Robinson is also a member of the Society of Exchange Counselors.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, Form 4 reports changes in beneficial ownership and Form 5 is an annual statement of changes in beneficial ownership.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that the officers and directors of the Company inadvertently failed to timely file certain Form 3s, Form 4s and Form 5s during the fiscal year ended December 31, 2003. Those deficiencies have been cured either through the filing of Forms 3, Form 4s or Form 5s. The Company also believes that certain officers or Directors who own or control more than 5% of the outstanding shares of any class of securities have not filed Schedule 13D or 13G as required.

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


                         SUMMARY COMPENSATION TABLE

                                                             Long Term Compensation
                       Annual Compensation  Other   Awards            Payouts
Name and                                    Annual   Restr                    All
Principal                 Salary            Compen   icted  Options   LTIP    Other
Position           Year      (1)    Bonus   sation   Stock  /Awards   SARs   Payout
-----------------------------------------------------------------------------------

Clifford L. Strand 2003  180,000      -0-      -0- 500,000 1,000,000   -0-   -0-(2)
President &
 Chairman          2002      -0-      -0-      -0-     -0-      -0-    -0-   -0-
 of the Board of
 Directors

William S. Biddle  2003  120,000      -0-      -0- 250,000  500,000    -0-   -0-(3)
 Vice President    2002      -0-      -0-      -0-     -0-      -0-    -0-   -0-
 and Director

Gernot Trolf       2003   60,000                   250,000  500,000    -0-   -0-
Vice President     2002      -0-      -0-      -0-     -0-      -0-    -0-   -0-

Munjit Johal       2003   54,000      -0-      -0- 250,000  500,000    -0-   -0-
Chief Financial
 Officer           2002      -0-      -0-      -0-     -0-      -0-    -0-   -0-

William Messerli   2002      -0-      -0-      -0-     -0-      -0-    -0-   -0-
Former CEO         2001      -0-      -0-      -0-     -0-      -0-    -0-   -0-
Former Director    2000      -0-      -0-      -0-     -0-      -0-    -0-   -0-
________________

(1) Salary information represents the amount agreed to be paid pursuant to the employment agreements with each of Messrs. Strand, Biddle and Trolf. Actual salaries are less because such executive officers have agreed to defer a portion of the salary.
(2) Excludes 124,000 shares and 50,000 shares of Series B Preferred Stock received in connection with the purchase or sale of various Company properties and also excludes commissions or fees paid by third parties in connection with Company transactions. See "Item 12" below.
(3) Excludes 128,000 shares and 60,000 shares of Series B Preferred Stock received in connection with the purchase or sale of various Company properties.
                                     51
EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

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

     As of December 31, 2003, the Company has entered into an employment agreement with Munjit Johal, the Chief Financial Officer, which provides:
(a) an employment term of three years ending May 1, 2006; (b) an annual salary to be paid as follows: (i) $100,000 the first year; (ii) $120,000 the second year, and (iii) $250,000 the third year; (c) 250,000 shares of restricted stock; (d) stock options to purchase 500,000 shares of common stock at a price of $0.15 per share; and (e) benefits including vacation pay, health insurance, and expense reimbursement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information about the beneficial ownership of the Company's capital stock at March 31, 2004 by:

     - each person or entity who is known by us to own beneficially more than 5.0% of each class or series of our outstanding stock;
     -    each of the persons named in the Summary Compensation Table;
     -    each of our directors; and
     -    all directors and executive officers as a group.
                                     52
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Secured Diversified Investment, Ltd., 5030 Campus Drive, Newport Beach, California 92660. Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock held by them.

                                                        Amount and
                                                         Nature of
Name and Address of                                     Beneficial    Percentage
Beneficial Owner                      Title of Class         Owner      of Class
--------------------------------------------------------------------------------
Wayne Sutterfield (1)                   Common Stock    1,121,614          19.1%
                            Series A Preferred Stock       842,298         17.8%
                            Series B Preferred Stock     1,000,000         16.7%

William S. Biddle (2)                   Common Stock       903,779         15.0%
                            Series A Preferred Stock       139,559          3.0%
                            Series B Preferred Stock     1,115,309         18.6%

Clifford L. Strand (3)                  Common Stock     1,576,869         24.2%
                            Series A Preferred Stock       476,228         10.0%
                            Series B Preferred Stock       224,000          3.7%

Sumiye Onodera Leonard (4)              Common Stock     1,028,337         17.5%
                            Series A Preferred Stock       298,239          6.3%

Robert J. Leonard (5)                   Common Stock       715,954           13%
P.O. Box 2089               Series A Preferred Stock       401,753          8.5%
Huntington Beach, CA 92647  Series B Preferred Stock        50,000             *

Gernot Trolf (6)                        Common Stock       713,402         11.7%
                            Series A Preferred Stock       426,806          9.0%

Munjit Johal (7)                        Common Stock       500,000          8.3%

Pamela Padgett (8)                      Common Stock       410,648          7.0%
                            Series A Preferred Stock        21,296             *

Jay Kister (9)                          Common Stock        54,943          6.0%
                            Series A Preferred Stock         9,887             *
                            Series B Preferred Stock        15,000             *

REIT, LLC                               Common Stock     2,000,000         36.3%

All Officer and Directors as a          Common Stock     7,425,546         78.9%
group (eight persons)       Series A Preferred Stock     2,214,313         46.9%
                            Series B Preferred Stock     2,354,309        39.2%

* Less than one percent.

(1) Includes 332,000 shares of Common Stock held through REIT, LLC. Includes 100,000 shares of restricted stock issued under the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(2) Includes 334,000 shares of Common Stock held through REIT, LLC. Includes 250,000 shares of restricted stock issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(3) Includes (i) 334,000 shares of Common Stock held through REIT, LLC. Includes 500,000 shares of restricted stock issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 500,000 shares immediately exercisable or exercisable within sixty days.

(4) Ms. Leonard is the spouse of Robert J. Leonard, an owner of more than 5% of the outstanding capital stock of the Company. Ownership excludes shares held by Robert J. Leonard. Includes 500,000 shares of Common Stock held through REIT, LLC. Includes 100,000 shares of restricted stock agreed issued under the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(5)  Includes 500,000 shares of Common Stock held through REIT, LLC.

(6) Includes 250,000 shares of restricted stock issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(7) Includes 250,000 shares of restricted stock issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(8) Includes 100,000 shares of restricted stock issued under the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(9) Includes 100,000 shares of restricted stock issued under the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has numerous relationships with or among related parties and has entered into numerous transactions with related parties. See Note5 to the Financial Statements.

     ACQUISITIONS FROM RELATED PARTIES. The Company completed an Asset Purchase Agreement with Seashore Diversified Investment Company. Seashore may be deemed to a related party to the Company through common management and control. Officers and directors of the Company owned approximately 22.1% of the limited partnership interests in Seashore. There was no independent appraisal received by the Company with respect to the assets of Seashore, and there can be no assurance that the number of shares of the Company paid for the assets of Seashore was fair and reasonable.

     The Company acquired the Hospitality Inn of Dickinson, North Dakota and Dickinson Management Company from Seacrest Partners, L.P. in exchange
for shares of common stock and preferred stock   Officers and Directors of
the Company owned a majority of the limited partnership interests of Seacrest Partners, L.P. There was no independent appraisal received by the Company with respect to the Hospitality Inn, and there can be no assurance that the number of shares of the Company paid for the assets of Seacrest was fair and reasonable.

     PAYMENT OF COMMISSIONS TO OFFICERS. From time to time certain officers and Directors of the Company have been paid commissions or fees in connection with the acquisition or disposition of real estate properties or the consummation of financing activities.

     Wayne Sutterfield paid $25,000 in commission to Clifford L. Strand, its CEO, President and Director, for services rendered in connection with the land sale and ground lease back of the 6.66 acres underlying the T-Rex Mall acquired by the Company on March 31, 2003.

     In April 2003, Clifford L. Strand and William S. Biddle were paid 50,000 and 60,000 shares of Series B Preferred Stock, respectively, in connection with the acquisition of the remaining interest in Decatur Square, LLC.

     In November 2003, Clifford L. Strand and William S. Biddle were paid 124,000 and 128,000 shares of Series B Preferred Stock, respectively, in connection with the acquisition of the remaining interest in Spencer Springs, LLC.

     LOANS FROM RELATED PARTIES. The Company has borrowed funds from numerous related parties. See Footnote 6 to the Financial Statements. The terms of such loans were negotiated between the officers of the Company and the related party, and may not have been done on an arm's-length basis.
The Company does not believe that financing from any unrelated third party would have been available on terms more favorable to the Company than those available from the related party.


PART IV

Item 13.              Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K.

                      None.

     (b) Exhibits. The following exhibits are included as part of this report:

     Exhibit 3.1*     Articles of Incorporation

     Exhibit 3.2*     Bylaws

     Exhibit 4.1*     Merger Agreement with Book Corporation of America

     Exhibit 4.2**    2003 Stock Incentive Plan

     Exhibit 4.3**    2003 Non-Employee Director Stock Incentive Plan

     Exhibit 10.1*** Asset Purchase Agreement with Seashore Diversified Investment Company

     Exhibit 10.2**   Consulting Agreement with Mark Taggatz

     Exhibit 10.3**** Employment Agreement with Clifford L. Strand

     Exhibit 10.4**** Employment Agreement with William S. Biddle

     Exhibit 10.5**** Employment Agreement with Gernot Trolf

     Exhibit 10.6     Employment Agreement with Munjit Johal

     Exhibit 21.1     Subsidiaries

     Exhibit 31.1 Certification of Principal Executive Officer Pursuant toSection 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________


*    Previously filed on Schedule 14A filed July 10, 2002.
**   Previously filed on Form S-8 (file no. 333-111152) filed December 15,
     2003.
***  Previously filed on Form 10-KT filed on April 15, 2003.
**** Previously filed on Form 10-QSB for the quarter ended June 30, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company's accountant in connection with its audits during the fiscal years ended December 31, 2003 and 2002 were $60,000 and $8,475, respectively.

     AUDIT RELATED FEES

     The Company did not pay any fees for assurance and related services by the Company's principal accountant, other than amounts previously reported in this Item 14 for the fiscal years ended December 31, 2003 and 2002.

     TAX FEES

     The company did not pay its principal accountant for any professional services related to tax compliance, tax advise and tax planning for the fiscal years ended December 31, 2003 and 2002.

     ALL OTHER FEES

     During the fiscal year ended December 31, 2003, and 2002, the Company's principal accountant did not provide any other services and accordingly did not bill the Company any other fees for the fiscal years ended December 31, 2003 and 2002, except as provided above.

     AUDIT COMMITTEE

     The Company's directors serve as its audit committee and, other than the tax related fees; have pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

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


                                 SIGNATURES



     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                         Secured Diversified Investment, Ltd.

Date: May 21, 2004       /S/ Clifford L. Strand
                         ---------------------------------------------
                         Clifford L. Strand, Chief Executive Officer


Date: May 21, 2004      /S/ Munjit Johal
                         ---------------------------------------------
                         Munjit Johal, Chief Financial Officer