Form 10QSB
period 2004-03-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2004-06-18
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the Quarter Ended                                Commission File Number
 March 31, 2004                                            0-30653



                    SECURED DIVERSIFIED INVESTMENT, LTD.
                 ------------------------------------------
               (Name of small business issuer in its charter)


     Nevada                                                 80-0068489
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization)


5030 Campus Drive, Newport Beach California                      92660
(Address of principal executive offices)                     (Zip Code)


     Issuer's telephone number, including area code     (949) 851-1069
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

As of June 14, 2004, issuer had 8,157,286 shares of its $.001 par value common stock outstanding.

PART I    FINANCIAL INFORMATION
                    SECURED DIVERSIFIED INVESTMENT, LTD.
                         Consolidated Balance Sheet
                                (Unaudited)

                                                             March 31, 2004
                                                             --------------
     ASSETS
Current Assets
--------------
  Cash                                                       $     117,201
  Accounts Receivable
   Inventory                                                        21,492
   Note Receivable                                                  33,930
   Other Receivables                                                 7,042
                                                             --------------
Total Current Assets                                               179,665

Fixed Assets
------------
  Equipment, net of $14,606 of accumulated depreciation             55,318
  Real Estate, net of $111,847 of accumulated depreciation       5,091,769
                                                             --------------
Total Fixed Assets                                               5,147,087

Other Assets
  Restricted Cash                                                   70,000
  Prepaid and Other                                                 64,662
                                                             --------------
Total Other Assets                                                 134,662
                                                             --------------
Total Assets                                                 $   5,461,414
                                                             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
  Accounts Payable                                           $     293,519
  Interest Payable                                                   7,522
  Payroll Liabilities, including $214,883 due officers
   and directors                                                   365,280
  Accrued Property Tax                                             108,971
  Accrued Sales Tax                                                 29,694
  Security Deposits                                                 40,444
  Current Portion of Long-Term, related parties                    625,437
  Current Portion of Long-Term Debt                                 56,743
                                                             --------------
Total Current Liabilities                                        1,527,610

Long Term Liabilities
  Notes Payable, related parties                                   163,630
  Mortgages Payable                                              3,406,270
                                                             --------------
Total Long - Term Liabilities                                    3,569,900
                                                             --------------
Total Liabilities                                            $   5,097,510
                                                             ==============
Minority Interest                                            $     200,399

STOCKHOLDERS' EQUITY
--------------------
  Series A Preferred Stock, 7,500,000 shares authorized,
   $0.01 par value, 7,190,381 issued & outstanding                  71,904
  Series B Preferred Stock, 20,000,000 shares authorized,
   $0.01 par value, 6,050,340 issued & outstanding                  60,403
  Series C Preferred Stock, 22,500,000 shares authorized,
   $0.01 par value, zero shares issued & outstanding                   -
  Common Stock, 100,000,000 shares authorized, $0.001
   par value, 8,157,286 issued and outstanding                       8,157
  Paid In Capital                                                6,648,695
  Accumulated Deficit                                           (6,625,654)
                                                             --------------
Total Equity                                                 $     163,505
                                                             ==============

Total Liabilities & Stockholders' Equity                     $   5,461,414
                                                             ==============

                                     2
                    SECURED DIVERSIFIED INVESTMENT, LTD
                    Consolidated Statement of Operations
                                (Unaudited)

                                                          Three months ended March 31
                                                               2004          2003
                                                           ------------  ------------
REVENUES
  Rental                                                  $    235,440  $     36,586

  Hotel, net of $29,051 for coupons and discounts         $    337,066
  Brokerage                                               $      5,442
                                                           ------------  ------------
   Total Revenues                                         $    577,948  $     36,586

Cost of Goods Sold                                        $    237,376  $        -
                                                           ------------  ------------
Net Revenue                                               $    340,572  $     36,586

General and Administrative Expenses                       $    796,070  $    286,354
                                                           ------------  ------------
Operating (Loss)                                          $  (455,498)  $   (249,768)
                                                           ------------  ------------
Other Income and Losses
  Interest Expense                                        $    (97,778) $    (13,365)
  Interest Income                                         $      5,900  $        -
  Other                                                   $     (2,664) $    (45,000)
                                                           ------------  ------------
   Total Other Income and Losses                          $    (94,542) $    (58,365)
                                                           ------------  ------------
Minority Interest                                         $      6,025
                                                           ------------
Net Income (Loss)                                         $   (544,015) $   (308,133)
                                                           ============  ============
Basic and diluted income  per common share
  Net income (loss) per share                             $      (0.08) $      (0.13)

Basic and diluted weight  average shares                     6,553,180     2,349,540




                    SECURED DIVERSIFIED INVESTMENT, LTD
                    Consolidated Statement of Cash Flow
                                (Unaudited)

                                                         Three months ended March 31
                                                               2004          2003
                                                           ------------  ------------

Cash flows from / (to) operating activities:
  Net Loss                                                $   (544,015) $   (308,132)
  Adjustment to reconcile net loss to net cash used by
  operating activities:
   Depreciation and Amortization                                39,168         9,034
   Minority Interest                                            (6,025)
   Loss on sale of note receivable                                            45,000
  Increase (decrease) in assets and liabilities
   Receivables                                                  31,733
   Inventory                                                     2,489
   Note Receivable                                             400,000           -
   Accounts payable and other                                  279,507       143,300
   Prepaid Expenses and other                                   (1,174)
   Accrued interest added to notes payable                     (10,054)
                                                           ------------  ------------
Net cash provided / (used) by operating activities             191,629      (110,798)
                                                           ------------  ------------
Cash flow to investing activities:
  Purchase equipment and real estate                          (400,000)      (42,775)
  Investment in subsidiary                                     (81,675)
                                                           ------------  ------------
Net cash used by investing activities                         (400,000)     (124,450)
                                                           ------------  ------------
Cash flows from financing activities:
  Proceeds from stock issuance                                  45,000           -
  Minority Interest                                             34,586
  Proceeds on notes payable - related party                    102,000       292,295
  Payments on notes payable - related party                     20,231       (59,919)
  Payments on notes payable                                     (1,790)
                                                           ------------  ------------
Net cash provided by financing activities                      200,027       232,376
                                                           ------------  ------------
Net increase (decrease) in cash                                 (8,344)       (2,872)

Cash, beginning period                                         125,545         6,058
                                                           ------------  ------------
Cash, end of period                                       $    117,201  $      3,186
                                                           ============  ============
Supplemental disclosures:
  Cash paid for interest                                  $    107,832  $      4,055
  Cash paid for income tax                                $        -    $        -

Non-cash investing and financing activities:
  Property acquired through stock issuances, net of debt  $     33,930  $    411,738
  Stock issued to Directors for Notes Payable             $     25,000  $        -
  Investment in subsidiary through stock issuance,
   net of debt                                            $        -    $    350,000
  Conversion of note to stock                             $        -    $    500,000




                                     $



Item 1.        Financial Statements

NOTE 1   Going Concern
----------------------
The accompanying financial statements of Secured Diversified Investment, Ltd. (the "Company" or "SDI") are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company since its inception has sustained net losses. Cash reserves are low and currently the Company's operations do not generate enough cash to cover its costs or to execute its business plan. Management intends to refinance existing properties and use the proceeds to fund operating shortfalls. There are no assurances that the refinancing will occur or that the cash it generates will be adequate to meet the Company's cash requirements. In addition, the Company intends to raise additional funds through a private placement of its securities. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2   Nature of Operations
-----------------------------
The Company was incorporated under the laws of the state of Utah on November 22, 1978. On July 23, 2002, the shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is effected by merging the foreign corporation with and into a Nevada corporation. On August 9, 2002, a merger between the Company and Book Corporation of America was completed. Upon completion of the merger Book Corporation of America was dissolved. On September 18, 2002, the OTCBB symbol for the Company's common stock was changed from BCAM to SCDI. The shareholders also approved amendments to the Company's Articles of Incorporation to change the par value of the Company's Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $0.01. On November 15, 2002, the Company changed its fiscal year end from October 31 to December 31.

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

NOTE 3   Significant Accounting Policies
----------------------------------------

CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries,
which include Diversified Commercial Brokers (DCB) LLC (53.9%)   owner of
5030 Campus; Nationwide Commercial Brokers, Inc. (100%)   with limited
operations to date; Dickinson Management, Inc. (100%)   manager of the
Hospitality Inn; Spencer Springs LLC (87%)   owner of the Spencer Springs
shopping center; Decatur Center LLC (100%)   an inactive company; and
Diversified Commercial Mortgage LLC (100%)   an inactive company.  All
material inter-company transactions and balances have been eliminated.

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

LOSS PER SHARE. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2003, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was antidilutive.

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

NOTE 4   Related Party Transactions
-----------------------------------
SEASHORE DIVERSIFIED INVESTMENT COMPANY (SDIC). Certain of the Company's directors and officers were also directors, officers and shareholders of SDIC. During 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At March 31, 2003, the outstanding balance totaled $114,132 with $13,699 in accrued interest.

LEONARD, ET AL. The Hospitality Inn leases land from a director of the Company, Sumiye Leonard, her spouse, a significant shareholder, Robert Leonard, and the Akira and Hisako Imamura Family Trust, which is managed by the sister of Sumiye Leonard. The lease expires in 2053. The monthly ground lease payments are $10,000, $12,000, and $14,000 for the first three years, respectively. Beginning with the fourth year, the ground lease payments will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. Pursuant to the terms of the ground lease, the Company may purchase the land. To date during 2004, the Company is in default on the land lease payments. Additionally, Robert Leonard was paid $5,000 for services rendered in connection with the sale of 100,000 shares of Series B preferred stock.

C. WAYNE SUTTERFIELD (SUTTERFIELD). At December 31, 2003, the Company owed Sutterfield, a director and significant shareholder, $67,000 and $71,630 secured by 2nd trust deed on the T-Rex Plaza Mall and a 3rd trust deed on 5030 Campus. The notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. Under the terms of the operating agreement, the Company pays Sutterfield a preferred return on his investment, totaling $6,023 in 2004, and retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies.

WILLIAM S. BIDDLE (BIDDLE). Biddle holds two notes due from the Company totaling $274,250. One note bears interest at 7.05% and matures in 2008. The other note bears interest at 10% and matures in April 2004. Both are secured by the underlying property. Biddle and Sumiye Onodero-Leonard loaned $102,000 to the Company; under a note secured by a 2nd trust deed on Spencer Springs, interest at 12% due August 2004, with a six-month renewal option. Biddle and Leonard each received 25,000 shares of Series B preferred stock. Biddle also receives a monthly fee of $2,500 from Nationwide Commercial Brokers, Inc. ("NCB") in exchange for providing his brokers' license to NCB.

PRIME TIME AUCTIONS, INC (PRIME TIME). Prime Time is a shareholder of the Company. During 2003, Prime Time extended three loans totaling $146,356 to the Company, all of which bear interest at 15%, are secured by the underlying property and mature through 2005.

NOTE 5   Related Party Debt
---------------------------
Interest expense for the three months period ended March 31, 2004, and March 31, 2003 on related party obligations totaled $25,767 and $2,359, respectively.

-   Unsecured note, bearing interest at 9%,
    interest only, due on demand                              $   114,132

-   Mortgage note, bearing interest at 12%,
    interest only, maturing August 17, 2004, secured
    by 2nd trust deed on Spencer Springs                          102,000

-   Mortgage note, bearing interest at 8%, interest
    only, maturing February 17, 2006, secured by 2nd
    trust deed on T-Rex Plaza Mall                                 67,000

-   Mortgage note, bearing interest at 8%, interest only,
    maturing December 31, 2006, secured by 3rd trust deed
    on 5030 Campus                                                 71,630

-   Mortgage note, bearing interest at 10%, maturing
    April 21, 2004, interest only, secured by 1st trust deed
    on T-Rex Plaza Mall                                           100,000

-   Mortgage note, bearing interest at 15% (effective rate
    49.8%), maturing February 26, 2004, interest only,
    secured by 1st trust deed on Palm Highland                     61,356



-   Mortgage note, bearing interest at 15%, maturing October
    1, 2004, interest only, secured by 1st trust deed on
    Hospitality Inn                                                60,000

-   Mortgage note, bearing interest at 15%, maturing July 1,
    2005, interest only, secured by 2nd trust deed on Katella
    Center                                                         25,000

-   Mortgage note payable, bearing interest at 7.05%, maturing
    April 15, 2008, interest only, secured by second trust deed
    on Palm Highland                                              174,250

    Total related party debt                                      789,067

    Less current portion of related party debt                    625,437
                                                              -------------
    Long term portion of related party debt                   $   163,630
                                                              =============

NOTE 6   Third Party Debt
-------------------------

-   Unsecured note, bearing interest at 9%, maturing
    June 20, 2005, interest only                              $    19,980

-   Mortgage note, bearing interest at 11.5%, maturing
    May 15, 2005, interest only, secured by 1st trust
    deed on Katella Center                                        370,000

-   Mortgage note, bearing interest at the "1 year
    constant maturity treasury rate" plus 3.5%, adjusting
    annually, currently 5.875%, principal and interest
    monthly, maturing February 2, 2013, secured by 1st
    trust deed on 5030 Campus                                     721,754

-   Mortgage note, bearing interest at 8%, maturing
    February 8, 2008, interest only, secured by 2nd trust
    deed on 5030 Campus                                           110,000

-   Mortgage payable, bearing interest at the "6 month
    London Interbank Offer Rate" plus 3%, adjusting every
    6 months, currently 4.5%, maturing September 30, 2013
    principal and interest due monthly, secured by 1st trust
    deed on Spencer Springs                                     2,214,279
                                                              -------------
    Total third party debt                                    $ 3,463,013
    Less current portion of third party debt                       56,743
                                                              -------------
    Long term portion of third party debt                     $ 3,406,270


NOTE 7   Stockholders' Equity
-----------------------------

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


The Company is offering 13,949,660 shares of its Series B preferred stock at $0.50 per share. Additionally, the Company is offering 22,500,000 shares of its Series C preferred stock at $3.00. Both Series B and Series C preferred stock are being offered for cash, notes and in exchange for real estate acquisitions.

During the first quarter of 2004, the Company sold 100,000 shares of Series B preferred stock for $50,000. Two directors, William Biddle and Sumiye Onodero-Leonard, each received 25,000 shares of Series B preferred stock for loaning $150,000 to the Company. Additionally, the Company issued 67,860 shares of Series B preferred stock for a $33,930 note receivable secured by a residential property in Binghamton, New York. The note requires monthly principal and interest payments totaling $350, and matures April 2006.

NOTE 8   Commitment and Contingencies
-------------------------------------

DEFERRED MAINTENANCE. The Company has determined that T-Rex Plaza Mall needs repairs to its roof, heating and air conditioning ventilation units, the facade and parking lot. The estimated costs for said repairs are between $150,000 and $250,000. The Company intends to pursue reimbursement from contractors who recently repaired the roof in order to recover the anticipated roof repair costs. Additionally, the Company estimates deferred interior improvements needed at the Hospitality Inn between $100,000 and $200,000.

LEASE AGREEMENTS. The Company is obligated under various ground leases (T-Rex Plaza Mall, Katella Center, Hospitality Inn, and 5030 Campus), three of which include CPI increases, and an office lease requiring monthly payments through 2053.

UNPAID TAXES. The Company has not paid approximately $88,000 in 2003 property taxes on the Hospitality Inn and T-Rex Plaza Mall of which approximately $44,000 were due March 1, 2004. The Company assumed unpaid payroll taxes attributable to the Hospitality Inn of which approximately $52,000 were unpaid as of March 31, 2004.

OFFICER EMPLOYMENT AGREEMENTS. During 2003, the Company executed employment agreements with its officers that extend through 2006. The employment agreements provide for the issuance of common stock and options vesting over the term of the agreement and expire 10 years from the date of grant. The Board did not approve the Stock Incentive Plan until late in 2003; therefore, no options were granted or stock issued during 2003. The options, once granted, are convertible to common stock at $0.15/share. Twenty-five percent of the options vest immediately and the remaining options vest ratably over the term of the agreements on each officer's anniversary date. Under the terms of the agreements, the Company is obligated to issue 1,100,000 shares of common stock and grant 2,500,000 options. At March 31, 2004, approximately $192,036 in officer salaries and $8,847 in Director compensation were unpaid.. No amount was expensed related to the options to be granted as the exercise price per share exceeded the market price per share on the effective date of grant.

NOTE 9   Subsequent Events
--------------------------

ACQUISITIONS. In May, the Company and Denver Fund I, a nonrelated party, entered into a lease agreement to lease the Cannery West shopping center ("Cannery"). The Company and Denver I will receive all lease payments from the Cannery and will pay Iomega Investments a monthly lease payment of $36,000. The Company and Denver Fund I will be responsible for all expenses related to the property. The lease agreement also provides that the Company and Denver Fund I will acquire the property for $5,950,000 including the assumption of the first mortgage in the amount of $4,100,000. The Company issued 250,000 shares of Series C preferred stock as part of the consideration for the lease and acquisition of the Cannery West shopping center. The Company then entered into a Tenant in Common Agreement with Denver Fund I pursuant to which the Company will have a 51% interest in the property and Denver Fund I a 49% interest. Denver Fund I will be entitled to a preferred return of 8% on its investment of $900,000 of which the Company has guaranteed 6%.


DISPOSITIONS. In April, the Company took title to a property in satisfaction of a $400,000 note receivable in which the Company had a $225,750 interest. The property was subsequently sold for $400,000. The Company repaid debt with the proceeds.

DEBT. In April 2004, the $100,000 note payable due to officer and director William Biddle and the $61,356 note to a shareholder were repaid.


Item 2.        Management's Discussion and Analysis

Acquisitions and Dispositions of Assets

     In March 2004, the Company accepted a deed on a restaurant located in Highland, California, encumbered by a promissory note in the amount of $400,000, of which the Company had a $225,750 interest. The remaining balance of $174,250 was held by an officer and director of the Company. The promissory note was received by the Company upon the sale of its Decatur Square property. Subsequent to March 31, 2004, the property was sold for $400,000. The transaction netted $200,000 in cash and a promissory note in the amount of $200,000 secured by the property. The Company repaid debt with its share of the proceeds.

     Subsequent to the end of the quarter, the Company joined with Denver Fund I, LLC, to lease and acquire The Cannery West shopping center, Las Vegas, Nevada.

     On May 14, 2004, the Company and Denver Fund I, Ltd. entered into a Lease Agreement (the "Lease Agreement") with Iomega Investments, Ltd. to lease The Cannery retail shopping center located on Flamingo Road in Las Vegas, Nevada. The Cannery is located on approximately 3.4 acres and has
approximately 37,000 square feet of rentable space.   Construction was
completed between 1988 and 1992. On the date of acquisition, The Cannery was currently approximately 62%occupied and the average annual rent per square foot of existing tenants is $17.40. The property was appraised for $7,150,000 in December 2001 by Morgan, Beebe & Harper, Las Vegas, Nevada.

     Pursuant to the Lease Agreement, the Company and Denver Fund I are entitled to receive all lease payments due from tenants and will pay Iomega Investments a monthly lease payment of $36,066, which amount equals the monthly payment due on the first mortgage. The Company and Denver Fund I will also pay all taxes, insurance premiums and other expenses related to the property, including management fees and costs of maintenance. The Company has retained ARS Management (dba Shaw Associates Realty Services) as the property manager.

     The Lease Agreement also provides that the Company and Denver Fund I will acquire the property for $5,950,000, including assumption of the first mortgage in the principal amount of $4,100,000. The remainder of the purchase price will be paid partially by the Company and partially by Denver Fund I. The Company will deliver 250,000 shares of the Company's Series C Preferred Stock (valued between the parties at $3.00 per share) and a two-year promissory note in the principal amount of approximately $155,000 bearing interest at an annual rate of 7%. The principal amount of the note is payable $50,000 at the six month anniversary, $50,000 at the 12 month anniversary and the remainder at maturity. Denver Fund I paid $675,000 in cash from a 1031 exchange and assigned a note receivable in the principal amount of $225,000 secured by real property in Reno, Nevada.

     The Company then entered into a Tenant in Common Agreement with Denver Fund I pursuant to which the Company will have a 51% interest in the property and Denver Fund I will have a 49% interest. Denver Fund I will be entitled to a preferred return of 8% on its total investment of $900,000, of which the Company has agreed to guarantee 6%. Thus, in the event that cash flow from the property is less than $54,000 per year, the Company will pay Denver Fund I the difference. The parties also agreed to grant mutual rights of first refusal. If either party desires to sell its interest in the property, then it must first offer the interest to the other party.

Results of Operations

     The comparability of the financial information discussed below is limited by acquisitions and dispositions completed after the end of the fiscal quarter ended March 31, 2004.

     Three Months Ended March 31, 2004 and 2003

     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2004.

     Income.
     -------
     Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, income increased to $577,948 net of $29,051 for coupons and discounts, for the three months ended March 31, 2004, an increase of $541,362 or 1,480%. During the comparable period ending March 31, 2003, the Company reported income of $36,586. The increase is primarily attributable to the acquisition of real estate assets consummated after the end of the quarter ended March 31, 2003.

     Cost of Goods Sold.
     -------------------
     Cost of goods sold was attributable to the operations of a full service hotel. The cost of goods sold totaled $237,376 for the three months ended March 31, 2004. The Company had no cost of goods sold in the comparable period in 2003.

     General and Administrative Expenses.
     ------------------------------------
     General and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $509,716 to $796,070 for the three months ended March 31, 2004, compared to $286,354 for the three months ended March 31, 2003. The increase is attributable to the operation of acquired real estate. Additionally, payroll increased as a result of employment agreements being executed by certain members of management effective May 1, 2003. These agreements result in a monthly expense of $41,000 of which $25,000 is being paid and the balance accrued (See Part II - Item 5. Other Information).

     Management anticipates that general and administrative expenses will continue to increase throughout the remainder of 2004 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the three months ended March 31, 2004 was $39,168 compared to $9,034 for the three months ended March 31, 2003.
The depreciation was attributable primarily to Katella Center, Hospitality Inn, Spencer Springs,5030 Campus Drive, and the company's telephone system.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $97,778 for the three months ended
March 31, 2004 was attributable to the Katella Center, T-Rex Plaza Mall,
Hospitality Inn and Spencer Springs properties.   Interest from the
comparable period ending March 31, 2003, was $13,365. The Company recognized impairment with respect to the T-Rex property in the amount of $448,000.

     Net Income.
     -----------
     The net loss was $544,015 or $(0.08) per share   basic and diluted
for the three months ended March 31, 2004 compared to a net loss of
$308,132 or $(0.13) per share   basic and diluted   for the three months
ended March 31, 2003.


Liquidity and Capital Resources

     Capital Resources
     -----------------
     As stated in financial statement Note _ Going Concern, the Company does not have significant cash or other liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently possess a financial institution source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its control shareholders. Because of the Company's current negative equity position, fund-raising from non-affiliated third parties may be difficult resulting
in continued reliance upon funding from its control shareholders.   These
control shareholders, however, are under no obligations and have made no commitments to continue to fund the Company.

     At March 31, 2004, the Company had $117,201 of cash and cash equivalents as compared to $3,186 of cash and cash equivalents at March 31, 2003 to meet its immediate short-term liquidity requirements. This increase in cash and cash equivalents resulted primarily from the cash proceeds from the sale of Decatur Square.

     Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company's portfolio.

     To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

     Cash Flows from Operating Activities
     ------------------------------------
     Net cash from operating activities was $191,629 for the three months ended March 31, 2004 compared to net cash used by operating activities of $110,798 for the three months ended March 31, 2003. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws. The Company had not completed any real property acquisitions until the end of the same quarter of 2003.

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

     Cash Flows From Investing Activities
     ------------------------------------
     Net cash from investing activities amounted to $400,000 for the three months ended March 31, 2004 compared to $124,450 for the three months ended March 31, 2003.

     At March 31, 2004, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     Cash Flows from Financing Activities

     Cash provided by financing activities amounted to $200,027 for the three months ended March 31, 2004 compared to $232,376 for the quarter ended March 31, 2003. Financing activities continued as a result of notes and sale of preferred stock.

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

PART II   OTHER INFORMATION

Item 2.    Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended March 31, 2004.

     Recent Sales of Unregistered Securities
     ---------------------------------------

     In February 2004, the Company issued and sold 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $50,000 to one accredited investor. The Company also issued 67,860 shares of Series B Preferred Stock to one investor in exchange for an assignment of a promissory note in the principal amount of $33,930, secured by real property in Binghamton, New York.

     In March 2004, the Company issued 25,000 Series B Preferred shares each to William S. Biddle, a Director of the Company, and Robert J. Leonard in exchange for a loan in the principle amount of $150,000, of which $75,000 was received from Mr. Biddle in February and $27,000 and $48,000 from Mr. Leonard in March and April 2004, respectively. The loan bears interest at an annual rate of 12% and will mature in August 2004, with a six month extension at the option of the Corporation. If the Corporation decides to exercise this option, an additional 25,000 Series B Preferred shares each to the two note holders. Interest is payable monthly, and the principal is due at maturity. The corporation granted a second trust deed on Spencer Springs to the lenders to secure repayment.

     The Company also agreed to issue 250,000 shares to Iomega Investments, LLC, the owner of The Cannery West shopping center, as part of the consideration for the lease and acquisition of the shopping center.

     All of the shares identified above were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided under Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits


     Exhibit 31.1        Certification of Principal Executive Officer

     Exhibit 31.2        Certification of Principal Financial Officer

     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     Current Report on Form 8-K filed with the Commission on June 1, 2004 included information regarding Item 4 Changes in the Registrant's
Certifying Accountant.

     Current Report on Form 8-K filed with the Commission on June 1, 2004 included information regarding Item 2. Acquisition or Disposition of Assets.


                                 SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.



                           SECURED DIVERSIFIED INVESTMENT, LTD.



Date: June 17, 2004        By: /S/ Clifford L. Strand
                           -------------------------------------
                           Clifford L. Strand, Principal Executive Officer


Date: June 17, 2004          By: /S/ Munjit Johal
                           -------------------------------------
                           Munjit Johal, Principal Financial Officer