Form 10QSB
period 2004-06-30
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2004-08-20
CIK 13156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 June 30, 2004                                            0-30653

                      SECURED DIVERSIFIED INVESTMENT, LTD.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

     Nevada                                                 80-0068489
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)


5030 Campus Drive, Newport Beach California                      92660
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code          (949) 851-1069
                                                       ------------------

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

As of June 30, 2004, issuer had 8,682,051 shares of its $.001 par value common stock outstanding.

PART I    FINANCIAL INFORMATION

Item 1.                Financial Statements

                      SECURED DIVERSIFIED INVESTMENT, LTD.
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  -------------
                                  JUNE 30, 2004
                                  -------------

ASSETS
Current Assets
    Cash & cash equivalents                                         $    99,201
    Inventory                                                            21,492
    Note Receivable                                                      33,878
    Other Receivables                                                     4,955
                                                                    -----------
Total Current Assets                                                    159,525
                                                                    -----------
Property & Equipment
   Equipment, net of $19,778
   of accumulated depreciation                                           50,146
   Real Estate, net of $139,300
   of accumulated depreciation                                        4,664,316
                                                                    -----------
                                                                    -----------
Total Property & equipment                                            4,714,462
                                                                    -----------
Other Assets
Equity Investment in Real Estate                                        363,211
Restricted Cash                                                          70,000
Prepaid and Other                                                        45,963
                                                                    -----------
                                                                    -----------
Total Other Assets                                                      479,174
                                                                    -----------

TOTAL ASSETS                                                        $ 5,353,163
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                     369,739
   Interest Payable                                                      24,243
   Payroll Liabilities, including
   $323,133 due officers and directors                                  448,243
  Accrued Property Tax                                                  141,737
   Accrued Sales Tax                                                     42,726
   Security Deposits                                                     39,287
   Current Portion of Long-Term Debt, related parties                   321,958
   Current Portion of Long-Term Debt, others                            447,980
                                                                    -----------
                                                                    -----------
Total Current Liabilities                                             1,835,913
                                                                    -----------
Long Term Liabilities
   Notes Payable, related parties                                       163,630
   Mortgages Payable                                                  2,989,061
                                                                    -----------
Total Long - Term Liabilities                                         3,152,691
                                                                    -----------
TOTAL LIABILITIES                                                     4,988,604
                                                                    -----------
Minority Interest                                                       205,966
                                                                    -----------
STOCKHOLDERS' EQUITY
Series A Preferred Stock, 7,500,000 shares authorized,
      $0.01 par value, 7,218,692 issued & outstanding                    72,187
Series B Preferred Stock, 20,000,000 shares authorized,
      $0.01 par value, 6,000,340 issued & outstanding                    60,003
SeriesC Preferred Stock, 22,500,000 shares authorized,
      $0.01 par value, 250,000
      shares issued & outstanding 2,500
Common Stock, 100,000,000 shares authorized,
      $0.001 par value, 8,682,051 issued
      and outstanding                                                     8,682
Paid In Capital                                                       7,711,193
Accumulated Deficit                                                  (7,695,972)
                                                                    -----------
TOTAL EQUITY                                                            158,593
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 5,353,163
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       SECURED DIVERSIFIED INVESTMENT, LTD
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTH PERIODS ENDED          SIX MONTH PERIODS ENDED
                                                                 JUNE 30                           JUNE 30
                                                          -------------------------          -----------------------
                                                            2004             2003              2004           2003
                                                       -----------       -----------       -----------       -----------
REVENUES
   Rental Income                                       $   237,137       $   212,791       $   472,577       $   249,378
   Hotel, net of $64,892 for coupons and discounts         446,535                --           783,601                --
   Brokerage                                                 1,125                --             6,567                --
                                                       -----------       -----------       -----------       -----------
        Total Net Revenues                                 684,797           212,791         1,262,745           249,378

Hospitality costs                                         (238,701)               --          (476,077)               --
                                                       -----------       -----------       -----------       -----------

Gross Profit                                               446,096           212,791           786,668           249,378

General and Administrative Expenses                      1,429,411           429,704         2,225,481           716,060
                                                       -----------       -----------       -----------       -----------

Operating Loss                                            (983,315)         (216,913)       (1,438,813)         (466,682)

Other Income and Losses
   Loss on Equity Investment                                (4,289)               --            (4,289)               --
   Interest Expense                                        (62,730)          (16,807)         (160,508)          (30,171)
   Interest Income                                           1,647             2,950             7,547             2,950
   Other                                                   (18,594)         (174,741)          (21,260)         (219,741)
                                                       -----------       -----------       -----------       -----------
       Total Other Income and Losses                       (83,967)         (188,598)         (178,510)         (246,962)

Minority Interest                                           (3,036)               --             2,989                --
                                                       -----------       -----------       -----------       -----------

NET LOSS                                               $(1,070,318)      $  (405,511)      $(1,614,333)      $  (713,644)
                                                       ===========       ===========       ===========       ===========

Basic and diluted loss per share                       $     (0.12)      $     (0.08)      $     (0.19)      $     (0.20)
                                                       ===========       ===========       ===========       ===========

Basic and diluted weight  average shares                 8,624,539         4,811,146         8,552,176         3,580,343
                                                       ===========       ===========       ===========       ===========

                             SEE ACCOMPANYING NOTES

The accompanying notes are an integral part of these consolidated financial statements.

                       SECURED DIVERSIFIED INVESTMENT, LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTH PERIODS ENDED JUNE 30
                                                              2004          2003
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                (1,614,333)     $ (713,644)
Adjustment to reconcile net loss to net cash
provided by operating activities:
    Depreciation and Amortization                           84,725          32,682
    Minority Interest                                       (2,989)             --
    Loss on equity investment                                4,289              --
    Loss on sale of note receivable                             --          45,000
    Loss on sale of real estate                                 --         106,832
    Impairment of real estate                                   --         448,403
    Issuance of shares for consulting services             697,905              --
    (Increase) decrease in current assets:
      Receivables                                           33,819              --
      Inventory                                              2,489              --
      Note Receivable                                      400,000              --
      Prepaid expenses                                      18,543          (4,561)
    Increase (decrease) in current liabilities:
      Accounts payable & Accrued expenses                  489,998         117,028
                                                         ---------       ---------
Net cash provided by operating activities                  114,445          31,740
                                                         ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
    Collection of note receivable                               52              --
    Purchase of equipment and real estate                 (400,000)        (62,542)
    Proceeds from sale of real estate                      400,000         231,186
    Investment in subsidiary                                    --         (97,433)
                                                         ---------       ---------
Net cash provided in investing activities                       52          71,211
                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock issuance                            45,000          20,000
    Minority Interest                                       34,128              --
    Proceeds on notes payable - related party              150,000         123,708
    Payments on notes payable - related party             (342,197)        (32,021)
    Proceeds from notes payable                                 --          45,000
    Payments on notes payable                              (27,772)        (12,837)
                                                         ---------       ---------
Net cash provided by (used in) financing activities       (140,841)        143,850
                                                         ---------       ---------

Net increase (decrease) in cash                            (26,344)        246,801

Cash, beginning period                                     125,545           6,058
                                                         ---------       ---------
Cash, end of period                                         99,201       $ 252,859
                                                         =========       =========

Supplemental disclosures:
    Cash paid for interest                               $ 152,341       $  73,528
                                                         =========       =========
    Cash paid for income tax                             $      --       $      --
                                                         =========       =========

Non-cash investing and financing activities:
  Property acquired through stock issuances, net
  of debt                                                $ 367,500       $      --
                                                         =========       =========

  Property acquired through stock issuances, net
  of debt                                                $  33,930       $ 411,738
                                                         =========       =========
  Stock issued to Director for Notes Payable             $  25,000       $      --
                                                         =========       =========
  Investment in subsidiary through stock issuance,       $      --       $      --
                                                         =========       =========
    net of debt                                          $      --       $ 343,610
                                                         =========       =========
  Conversion of note to stock                            $      --       $ 500,000
                                                         =========       =========
  Note receivable acquired in real estate
  sale transaction                                       $      --       $ 425,000
                                                         =========       =========
  Assumption of note payable in real estate
 sale transaction                                        $      --       $ 174,250
                                                         =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on May 24, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.


Going concern:

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

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 3 - Significant Accounting Policies

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, which include Diversified Commercial Brokers (DCB) LLC (53.9%) - owner of 5030 Campus; Nationwide Commercial Brokers, Inc. (100%) - with limited operations to date; Dickinson Management, Inc. (100%) - manager of the Hospitality Inn; Spencer Springs LLC (87%) - owner of the Spencer Springs shopping center; Decatur Center LLC (100%) - an inactive company; and Diversified Commercial Mortgage LLC (100%)
- an inactive company. All material inter-company transactions and balances have been eliminated.

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

Investments. The equity method of accounting is used for all investments in associated companies in which the company's interest is 20% or more. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce receivables from the associated companies.

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

Fair value. The carrying value for cash, prepaid, and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Impairment. The Company adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires long-lived assets be reviewed for impairment whenever circumstances indicate the carrying value may not be recoverable.

Issuance of shares for service. The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.


Loss per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2003, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was antidilutive.

Reclassification. For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

Recent accounting pronouncements. In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's financial position reflects the effects of classifying certain mandatorily redeemable equity instruments as liabilities.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.


NOTE 4 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company's directors and officers were also directors, officers and shareholders of SDIC. During 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At June 30, 2004, the outstanding balance totaled $111,958 with $16,235 in accrued interest.

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

Leonard, et al. The Hospitality Inn leases land from a director of the Company, Sumiye Leonard, her spouse, a significant shareholder, Robert Leonard, and the Akira and Hisako Imamura Family Trust, which is managed by the sister of Sumiye Leonard. The lease expires in 2053. The current monthly ground lease payment is $12,000 and will increase to $14,000 for the third year of the lease. Beginning with the fourth year, the ground lease payments will adjust annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. Pursuant to the terms of the ground lease, the Company may purchase the land. To date during 2004 the Company is in default on the land lease payments. Additionally, Robert Leonard was paid $5,000 for services rendered in connection with the sale of 100,000 shares of Series B preferred stock.

C. Wayne Sutterfield (Sutterfield). At June 30, 2004, the Company owed Sutterfield, a director and significant shareholder, $67,000 and $71,630 secured by 2nd trust deed on the T-Rex Plaza Mall and a 3rd trust deed on 5030 Campus. The notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Total payments to Sutterfield to date in 2004 total $16,152.85. The Company retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies.

William S. Biddle (Biddle). Biddle (director, officer and shareholder) and Sumiye Onodero-Leonard (director and shareholder) loaned $150,000 to the Company; under a note secured by a 2nd trust deed on Spencer Springs, interest at 12% due August 2004, with a six-month renewal option. The Company will exercise its option to extend the loan for six months to February 17, 2005. Biddle and Leonard each received 25,000 shares of Series B preferred stock when the loan was initially made and will each receive an additional 25,000 shares of Series B preferred stock for the extension. Biddle also receives a monthly fee of $2,500 from Nationwide Commercial Brokers, Inc. ("NCB") in exchange for providing his brokers' license to NCB.

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there are two outstanding loans due Prime Time totaling $85,750 including accrued interest, all of which bears interest at 15%, secured by the underlying property, and maturing through 2005.

NOTE 5 - Related Party Debt

o        Unsecured note, bearing interest at 9%, interest only, due on demand                      $ 111,958
o        Mortgage note, bearing interest at 12%, interest only,  maturing August 17, 2004,           150,000
         secured by 2nd trust deed on Spencer Springs
o        Mortgage  note,  bearing  interest at 8%,  interest only,  maturing  February 17,            67,000
         2006, secured by 2nd trust deed on T-Rex Plaza Mall
o        Mortgage  note,  bearing  interest at 8%,  interest only,  maturing  December 31,            71,630
         2006, secured by 3rd trust deed on 5030 Campus
o        Mortgage note, bearing interest at 15%, maturing October 1, 2004,  interest only,            60,000
         secured by 1st trust deed on Hospitality Inn
o        Mortgage note,  bearing  interest at 15%,  maturing July 1, 2005,  interest only,
         secured by 2nd trust deed on Katella Center                                                  25,000
                                                                                                   ---------
Total related party debt                                                                             485,588

Less current portion of related party debt                                                           321,958
                                                                                                   ---------
Long term portion of related party debt                                                            $ 163,630
                                                                                                   =========

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 6 - Third Party Debt

  o    Unsecured note, bearing interest at 9%, maturing June 20, 2005, interest only           $  19,980


  o    Mortgage  note,  bearing  interest at 11.5%,  maturing May 15,  2005,  interest           370,000
       only, secured by 1st trust deed on Katella Center
  o    Mortgage  note,  bearing  interest at the "1 year  constant  maturity  treasury           713,075
       rate" plus 3.5%,  adjusting  annually,  currently  5.875%,  principal  and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus
  o    Mortgage note,  bearing  interest at 8%,  maturing  February 8, 2008,  interest           110,000
       only, secured by 2nd trust deed on 5030 Campus
  o    Mortgage payable, bearing interest at the "6 month London Interbank Offer
       2,223,986 Rate" plus 3%, adjusting every 6 months, currently 4.5%, maturing September 30, 2013 principal and interest due monthly, secured
       by 1st trust deed on Spencer Springs                                                    $ 2,223,986

  Total third party debt                                                                       $ 3,437,041
  Less current portion of third party debt                                                         447,980
                                                                                               -----------
  Long term portion of third party debt                                                        $ 2,989,061
                                                                                               ===========


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

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

The Company is offering 13,949,660 shares of its Series B preferred stock at $0.50 per share. Additionally, the Company is offering 22,500,000 shares of its Series C preferred stock at $3.00. Both Series B and Series C preferred stock are being offered for cash, notes and in exchange for real estate acquisitions.

During the second quarter of 2004, the Company issued 250,000 shares of Series C preferred stock valued at $367,500 for acquisition of equity interest in a property in Las Vegas, Nevada.

During the six month period ended June 30, 2004, the Company issued 474,765 shares of common stock for consulting services, valued at $697.905.

NOTE 8 - Commitment and Contingencies

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

Future annual minimum lease payments under existing agreements are as follows:

                2005                                     392,505
                2006                                     424,989
                2007                                     428,542
                2008                                     432,167
                2009                                     440,330
                Remaining after 5 yrs                 17,164,500
                Total minimum lease payment          $19,283,033
                                                     -----------

The lease expenses were $175,647 and $114,234 for the six month period ended June 30, 2004 and 2003, respectively.


Unpaid taxes. The Company has not paid approximately $68,000 in 2003 property taxes on the Hospitality Inn of which approximately $34,000 were due March 1, 2004. The Company assumed unpaid payroll taxes attributable to the Hospitality Inn of which approximately $50,000 were unpaid as of June 30, 2004.

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. The employment agreements provide for the issuance of common stock and options vesting over the term of the agreement and expire 10 years from the date of grant. The Board did not approve the Stock Incentive Plan until late in 2003; therefore, no options were granted or stock issued during 2003. The options, once granted, are convertible to common stock at $0.15/share. Twenty-five percent of the options vest immediately and the remaining options vest ratably over the term of the agreements on each officer's anniversary date. Under the terms of the agreements, the Company is obligated to issue 1,100,000 shares of common stock and grant 2,500,000 options. At June 30, 2004, approximately $192,036 in officer salaries and $8,847 in Director compensation were unpaid. No amount was expensed related to the options to be granted as the exercise price per share exceeded the market price per share on the effective date of grant.

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

NOTE 9 -Investments in Real Estate

The Company entered into a tenant-in-common agreement on May 14, 2004 with Denver Fund, LLC to purchase a shopping center in Las Vegas, Nevada. The Company owns a 51% interest in the property and accounts for this interest under the equity method. Both parties to the agreement are jointly and severally liable for the obligations of the property and share in management decisions. The agreement provides the minority tenant with a preferential return on profits while operating losses are allocated based upon the pro-rata ownership interest. The following information summarizes the unaudited balance sheet and statement of operations as of June 30, 2004.



Current Assets                                                    $       9,904
Property and equipment, net                                           5,937,286
Other Assets                                                                752
Total Assets                                                          5,947,942

Current Liabilities                                                     115,469
Long-Term Debt                                                        4,194,963
Total Liabilities                                                     4,310,432

Equity                                                            $   1,637,510

Total revenues and net loss for the period ended June 30, 2004 were $51,716 and $8,410, respectively. The Company's 51% loss, $4,289, from property operations for the period ended June 30, 2004 is included in other income and losses in the accompanying consolidated statements of operations.

Note 10- Sale of Property

In May 2004, the Palm Highland property was sold. The proceeds from the sale were used to payoff related party debts and for current operations.

NOTE 11.   SEGMENTS AND MAJOR CUSTOMERS

The Company has two reportable segments consisting of (1) rental income from real estate) and (2) the operation of full service hotel. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

                      SECURED DIVERSIFIED INVESTMENT, LTD.
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004
--------------------------------------------------------------------------------

The following is information for the Company's reportable segments for the six month ended June 30, 2004:


                                                   -----------------------------------------------------------------------
                                                    Real estate             Hotel

(in thousands)                                        Segment              Segment           Unallocated          Total
                                                   -----------------------------------------------------------------------
Revenue                                            $   472,577         $   783,601         $     6,567         $ 1,262,745


Gross margin                                               -0-                   0                 -0-                   0

Depreciation and amortization                           48,160              17,090              19,475              84,725

Interest expense                                       155,608               4,900                 -0-             160,508

Other, net                                                 -0-                 -0-                  0                    0
                                                           --              (1,592)
Loss from continuing operations before tax          (1,612,741)                                    -0-          (1,614,333)


Identifiable assets                                  4,079,558             634,904             638,701           5,353,163

Capital expenditures                                       -0-                 -0-                 -0-                 -0-

The Company had one reportable segment for the six month period ended June 30, 2003.


Note 12, - Subsequent Events

The Cannery - The Company incurred a note payable due to Iomega, LLC, in the amount of $164,268 with interest only payments due on the 14th of each month beginning June 14th, 2004, in connection with its purchase of the Cannery. The Company was three months delinquent in making payments but subsequently remitted the payments. Additionally, the Company has a principal payment of $50,000 due November 14th, 2004.

T-Rex Plaza Mall - On July 20,2004, the Company incurred indebtedness of $225,000 secured by a first deed of trust due to an unrelated party. After loan fees, escrow fees and property tax payments, net proceeds amounted to $186,437. The note has a term of two years and bears interest at an annual rate of 12%. Interest only payments are due monthly.

Item 2. Management's Discussion and Analysis

Acquisitions and Dispositions of Assets

      On May 14, 2004, the Company and Denver Fund I, Ltd. entered into a Lease Agreement (the "Lease Agreement") with Iomega Investments, Ltd. to lease The Cannery retail shopping center located on Flamingo Road in Las Vegas, Nevada. The Cannery is located on approximately 3.4 acres and has approximately 37,000 square feet of rentable space. Construction was completed between 1988 and 1992. On the date of acquisition, The Cannery was approximately 62% occupied and the average annual rent per square foot of existing tenants is $17.40. The property was appraised for $7,150,000 in December 2001 by Morgan, Beebe & Harper, Las Vegas, Nevada.

      Pursuant to the Lease Agreement, the Company and Denver Fund I are entitled to receive all lease payments due from tenants and will pay Iomega Investments a monthly lease payment of $36,066, which amount equals the monthly payment due on the first mortgage, including impounds for taxes, insurance and reserves. The Company and Denver Fund I will also pay all other expenses related to the property, including management fees and costs of maintenance. The Company has retained ARS Management (dba Shaw Associates Realty Services) as the property manager.

      The Lease Agreement also provided that the Company and Denver Fund I would acquire the property for $5,950,000, including assumption of the first mortgage in the principal amount of $4,100,000. The Company and Denver Fund I acquired grant deeds for their respective percentage ownership of the property, but have not yet recorded such grant deeds. The purchase price was paid partially by the Company and partially by Denver Fund I. The Company delivered 250,000 shares of the Company's Series C Preferred Stock (valued between the parties at $3.00 per share) and a two-year promissory note in the principal amount of approximately $155,000, bearing interest at an annual rate of 7%. The principal amount of the note is payable $50,000 at the six month anniversary, $50,000 at the 12 month anniversary and the remainder at maturity. Denver Fund I paid $675,000 in cash from a 1031 exchange and assigned a note receivable in the principal amount of $225,000 secured by real property in Reno, Nevada.

      The Company then entered into a Tenants in Common Agreement with Denver Fund I pursuant to which the Company will have a 51% interest in the property and Denver Fund I will have a 49% interest. Denver Fund I will be entitled to a preferred return of 8% on its total investment of $900,000, of which the Company has agreed to guarantee 6%. Thus, in the event that cash flow from the property is less than $54,000 per year, the Company will pay Denver Fund I the difference. The parties also agreed to grant mutual rights of first refusal. If either party desires to sell its interest in the property, then it must first offer the interest to the other party.

Results of Operations

      The comparability of the financial information discussed below is limited by acquisitions and dispositions completed after the end of the fiscal quarter ended June 30, 2004.

Three Months Ended June 30, 2004 and 2003

      Income.

      Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, income increased to $685,000 for the three months ended June 30, 2004, an increase of $472,200 or 221.9%. During the comparable period ending June 30, 2003, the Company reported income of $213,000. The increase is primarily attributable to the acquisition of real estate assets.

      Operating and Administrative Expenses.

      Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $1,508,940 to $2,225,000 for the three months ended June 30, 2004, compared to $430,000 for the three months ended June 30, 2003. The increase is attributable to the operation of acquired real estate. Additionally, payroll increased as a result of employment agreements that were executed by certain members of management effective May 1, 2003. These agreements result in a monthly expense of $30,000 of which $16,000 is being paid in cash and the balance accrued.

Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2004 as the Company seeks to acquire additional real estate holdings and expand its operations.

      Depreciation.

      Depreciation for the three months ended June 30, 2004 was $33,000 compared to $24,000 for the three months ended June 30, 2003. The depreciation was attributable primarily to Katella Center, Hospitality Inn, Spencer Springs, 5030 Campus Drive and the Company's telephone system.

      Interest and Other Expense.

      Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $63,000 for the three months ended June 30, 2004 was attributable to the Katella Center, T-Rex Plaza Mall, 5030 Campus Drive and Spencer Springs properties. Interest from the comparable period ending June 30, 2003, was $17,000.

      Net Income.

      The net loss was $1,070,000 or $(0.12) per share -- basic and diluted -- for the three months ended June 30, 2004 compared to a net loss of $714,000 or $(0.08) per share -- basic and diluted -- for the three months ended June 30, 2003.

      Six Months Ended June 30, 2004 and 2003

      Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2004.

      Income.

      Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, income increased to $1,263,000 for the six months ended June 30, 2004, an increase of $1,014,000 or 406%. During the comparable period ending June 30, 2003, the Company reported income of $249,000. The increase is primarily attributable to the acquisition of real estate assets consummated after the end of the quarter ended June 30, 2003.

      Operating and Administrative Expenses.

      Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $812,000 to $1,528,000 for the six months ended June 30, 2004, compared to $716,000 for the six months ended June 30, 2003. The increase is attributable to the operation of acquired real estate. Additionally, payroll increased pursuant to the employment agreements that were executed by certain members of management effective May 1, 2003. These agreements result in a monthly expense of $68,333 of which $25,000 is being paid in cash and the balance accrued.

Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2004 as the Company seeks to acquire additional real estate holdings and expand its operations.

      Depreciation.

      Depreciation for the six months ended June 30, 2004 was $66,000 compared to $35,000 for the six months ended June 30, 2003. The depreciation was attributable primarily to Katella Center,
Hospitality Inn, Spencer Springs, 5030 Campus Drive and the Company's telephone system.

      Interest and Other Expense.

      Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $161,000 for the six months ended June 30, 2004 was attributable to the Katella Center, T-Rex Plaza Mall, 5030 Campus Drive, the Hospitality Inn and Spencer Springs properties. Interest from the comparable period ending June 30, 2003, was $30,000. The Company recognized impairment with respect to the T-Rex property in the amount of $448,000.

      Net Income.

      The net loss was $1,614,000 or $(0.19_) per share basic and diluted for the six months ended June 30, 2004 compared to a net loss of $713,644 or $(0.20) per share basic and diluted for the six months ended June 30, 2003.

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

      At June 30, 2004, the Company had $99,000 of cash and cash equivalents as compared to $253,000 of cash and cash equivalents at June 30, 2003 to meet its immediate short-term liquidity requirements. This decrease in cash and cash equivalents resulted primarily from the use of cash for operating activities.

      Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company's portfolio. Cash and cash equivalents decreased since March 31, 2004 primarily as a result of the Company's administrative and operating expenses.

      To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

      Cash Flows from Operating Activities

      Net cash provided by operating activities was $114,000 for the six months ended June 30, 2004 compared to net cash provided by operating activities of $32,000 for the six months ended June 30, 2003. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws.

      Management expects cash flows from operating activities to increase due to the acquisitions of the Katella Center, The Cannery West and the limited liability company membership interest in Spencer Springs and the Campus Drive Office Building as well as the acquisition of additional properties and investments in unconsolidated real estate during the remainder of the year as the Company strategically builds its real estate portfolio. Management is currently considering other potential opportunities to acquire real estate. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

      Cash Flows From in Investing Activities

      Net cash provided by investing activities amounted to $0 for the six months ended June 30, 2004 compared to net cash provided by investing activities of $71,000 for the six months ended June 30, 2003.

      At June 30, 2004, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

      Cash Flows from Financing Activities

      Cash used by financing activities amounted to $141,000 for the six months ended June 30, 2004 compared to $144,000 provided by financing activities for the six months ended June 30, 2003. The primary reason for the decrease was less proceeds from notes and the sale of preferred stock.

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

PART II   OTHER INFORMATION

Item 2.    Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities were materially modified, limited or qualified during the quarter ended June 30, 2004.

      Recent Sales of Unregistered Securities

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

                           SECURED DIVERSIFIED INVESTMENT, LTD.

Date: August 19, 2004        By: /S/ Clifford L. Strand
                           -----------------------------------------------------
                           Clifford L. Strand, Principal Executive Officer

Date: August 19, 2004      By: /S/ Munjit Johal
                           -----------------------------------------------------
                           Munjit Johal, Principal Financial Officer