Form 10QSB
period 2004-09-30
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2004-11-15
CIK 13156

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For the Quarter Ended                                Commission File Number
 September 30, 2004                                            0-30653


                    SECURED DIVERSIFIED INVESTMENT, LTD.
               ----------------------------------------------
               (Name of small business issuer in its charter)


            Nevada                                    80-0068489
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)


5030 Campus Drive, Newport Beach California                     92660
 (Address of principal executive offices)                    (Zip Code)


     Issuer's telephone number, including area code     (949) 851-1069
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

As of November 12, 2004, issuer had 9,182,051 shares of its $.001 par value common stock outstanding.

PART I    FINANCIAL INFORMATION

Item 1.                Financial Statements

                      SECURED DIVERSIFIED INVESTMENT, LTD.
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

ASSETS
Properties, at cost:
     Building and improvements                                    $ 4,776,578
     Tenant improvements                                                7,202
                                                             -----------------
                                                                    4,783,780
   Less accumulated depreciation and amortization                    (166,753)
                                                             -----------------
                                                                    4,617,027
Cash and cash equivalents                                              69,729
Accounts receivable                                                     6,311
Inventory                                                              19,763
Equipment, net of accumulated depreciation of $24,951                  44,973
Equity investment in real estate                                      355,161
Restricted cash                                                        70,000
Prepaid and other assets                                               45,135
                                                             -----------------
TOTAL ASSETS                                                      $ 5,228,099
                                                             =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Mortgages Payable                                                 $ 3,648,073
Notes Payable, related parties                                        540,440
Accounts Payable, accrued expenses and other liabilities            1,190,321
                                                             -----------------
                                                                    5,378,834

Minority Interest                                                     194,076

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 7,500,000 shares authorized,
      $0.01 par value, 7,078,350 issued & outstanding                  70,784
Series B Preferred Stock, 20,000,000 shares authorized,
      $0.01 par value, 6,000,340 issued & outstanding                  60,003
Series C Preferred Stock, 22,500,000 shares authorized,
      $0.01 par value, 250,000 shares issued & outstanding              2,500
Common Stock, 100,000,000 shares authorized, $0.001
     par value, 9,182,051 issued and outstanding                        9,182
Prepaid consulting fees                                              (420,000)
Note Receivable in lieu of issuance of shares                         (32,832)
Paid In Capital                                                     8,325,095
Accumulated Deficit                                                (8,359,543)
                                                             -----------------
                                                                     (344,811)
                                                             -----------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                         $ 5,228,099
                                                             =================

                           SEE ACCOMPANYING FOOTNOTES

                       SECURED DIVERSIFIED INVESTMENT, LTD
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30                 SEPTEMBER 30
                                                      -----------------------------   ---------------------------
                                                          2004            2003           2004           2003
                                                      --------------   ------------   ------------   ------------
REVENUES
   Rental Income                                          $ 234,709     $  559,880     $  707,286     $  809,258
   Hotel, net of $ 107,222 for coupons and discounts        466,262              -      1,249,863              -
   Other                                                      6,112              -         12,679              -
                                                      --------------   ------------   ------------   ------------
                Total Revenues                              707,083        559,880      1,969,828        809,258

EXPENSES
   Property operating                                       746,985        474,282      1,789,046        837,406
   Property taxes                                            49,648         18,822        103,221         45,884
   Depreciation and amoritization                            37,847         29,026        122,572         61,596
   Interest                                                  78,418         54,545        238,926        137,471
   General and administrative                               424,316        284,016      1,939,537        576,990
   Impairment of real estate investment                      27,039              -         27,039        448,403
   Loss on Equity Investment                                  8,050                        12,339
   Other                                                    (13,540)        25,812            173     $ (255,225)
   Minority Interest                                         11,890              -         14,879              -
                                                      --------------   ------------   ------------   ------------
                                                          1,370,653        886,503      4,247,732      1,852,525
NET LOSS                                                   (663,570)      (326,623)    (2,277,904)    (1,043,267)
                                                      ==============   ============   ============   ============
Basic and diluted income  per common share
   Net loss per share                                    $    (0.07)    $    (0.06)    $    (0.26)    $    (0.24)
                                                      ==============   ============   ============   ============

Basic and diluted weight  average shares                  8,890,207      5,805,711      8,665,674      4,334,792
                                                      ==============   ============   ============   ============


                           SEE ACCOMPANYING FOOTNOTES

                       SECURED DIVERSIFIED INVESTMENT, LTD
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTH PERIODS
                                                                      ENDED SEPTEMBER 30
                                                                 --------------------------
                                                                    2004             2003
                                                                 -----------    -----------
Cash flows from operating activities:
Net Loss                                                         $(2,277,904)   $(1,043,267)
Adjustment to reconcile net loss to net cash used by
operating activities:
    Depreciation and Amortization                                    122,572         61,596
    Minority interest                                                (14,879)            --
    Impairment of real estate investment                              27,039
    Loss on equity investment                                         12,339             --
    Issuance of shares for consulting services                       837,430             --
    Issuance of shares for loan fees                                  53,000             --
    Loss on sale of note receivable                                       --         45,000
    Loss on sale of real estate                                           --        106,832
    Impairment of real estate                                             --        448,403
    Increase (decrease) in assets and liabilities
      Receivables                                                     32,463        (64,908)
      Inventory                                                        4,218        (20,740)
      Note Receivable                                                400,000             --
      Prepaid expenses                                                  (104)        (6,064)
      Accounts payable, accrued expenses and other liabilities       614,334        443,537
                                                                 -----------    -----------
Net cash used by operating activities                               (189,492)       (29,611)

CASH FLOW FROM INVESTING ACTIVITIES:
    Collection of note receivable                                         98             --
    Purchase equipment and tenant improvements                      (407,202)       (62,542)
    Proceeds from sale of real estate                                400,000        231,186
    Investment in subsidiary                                              --       (109,703)
                                                                 -----------    -----------
Net cash provided (used) by investing activities                      (7,104)        58,941

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock issuance                                      45,000         34,000
    Minority interest                                                 22,238             --
    Proceeds from notes payable - related party                      205,000        123,708
    Payments on notes payable - related party                       (314,580)       (72,021)
    Proceeds from notes payable                                      225,000         45,000
    Payments on notes payable                                        (41,878)       (18,483)
                                                                 -----------    -----------
Net cash provided by financing activities                            140,780        112,204
                                                                 -----------    -----------
Net increase (decrease) in cash                                      (55,816)       141,534

Cash, beginning period                                               125,545          6,058
                                                                 -----------    -----------
Cash, end of period                                              $    69,729    $   135,476
                                                                 ===========    ===========
Supplemental disclosures:
    Cash paid for interest                                       $   226,993    $   137,397
                                                                 ===========    ===========
    Cash paid for income tax                                     $        --    $        --
                                                                 ===========    ===========


Non-cash investing and financing activities:
  Property acquired through stock issuances, net of debt         $   367,500    $ 1,077,974
                                                                 ===========    ===========
  Property acquired through stock issuances, net of debt         $    33,930    $   411,738
                                                                 ===========    ===========
  Stock issued to director for note payable                      $    25,000    $        --
                                                                 ===========    ===========
  Stock issued for loan fees                                     $    53,000    $        --
                                                                 ===========    ===========
  Investment in subsidiary through stock issuance,               $        --
                                                                 ===========    ===========
    net of debt                                                  $        --    $343,610.00
                                                                 ===========    ===========
  Conversion of note to stock                                    $        --    $500,000.00
                                                                 ===========    ===========
  Note receivable acquired in real estate sale transaction       $        --    $425,000.00
                                                                 ===========    ===========
  Assumption of note payable in real estate sale transaction     $        --    $194,230.00
                                                                 ===========    ===========

                           SEE ACCOMPANYING FOOTNOTES

NOTE 1 - BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on May 24, 2004 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.


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

Restricted cash. The Company is required by a lender to maintain a $70,000 deposit in a bank account at the lenders financial institution. The deposit and 1st trust deed on real property serve as collateral for the loan. The deposit is returnable subject to the borrower meeting certain payment and financial reporting conditions.

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

Loss per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2004 and 2003, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was antidilutive.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.


NOTE 4 - RELATED PARTY TRANSACTIONS

Seashore Diversified Investment Company (SDIC). Certain of the Company's directors and officers were also directors, officers and shareholders of SDIC. During 2004 and 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At September 30, 2004, the outstanding balance totaled $166,810 with $19,755 in accrued interest.

Leonard, et al. The Hospitality Inn leases land from a director of the Company, Sumiye Leonard, her spouse, a significant shareholder, Robert Leonard, and the Akira and Hisako Imamura Family Trust, which is managed by the sister of Sumiye

Leonard. The lease expires in 2053. The current monthly ground lease payment is $11,000 and will increase annually based on the Consumer Price Index, with a floor of 2% and a ceiling of 3%. Pursuant to the terms of the ground lease, the Company may purchase the land. To date during 2004 the Company is in default on the land lease payments. Additionally, Robert Leonard was paid $5,000 for services rendered in connection with the sale of 100,000 shares of Series B preferred stock.

C. Wayne Sutterfield (Sutterfield). At September 30, 2004, the Company owed Sutterfield, a director and significant shareholder, $67,000 and $71,630 secured by 2nd trust deed on the T-Rex Plaza Mall and a 3rd trust deed on 5030 Campus. The notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Total payments to Sutterfield to date in 2004 total $18,205. There is also $9,754 in accrued interest payable. The Company retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies.

William S. Biddle  (Biddle).  Biddle  (director,  officer and  shareholder)  and
Sumiye Onodero-Leonard (director and shareholder) loaned $150,000 to the Company; under a note secured by a 2nd trust deed on Spencer Springs, interest at 12% due August 17, 2004, with a six-month renewal option. On August 17, 2004, the Company exercised its option to extend the loan for six months to February 17, 2005. Biddle and Leonard each received 25,000 shares of common stock when the loan was initially made and received an additional 25,000 shares of common stock for the extension. Biddle also receives a monthly fee of $2,500 from Nationwide Commercial Brokers, Inc. ("NCB") in exchange for providing his brokers' license to NCB.

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there are two outstanding loans due Prime Time totaling $85,750 including accrued interest, all of which bears interest at 15%, secured by the underlying property, and maturing through 2005.


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

o    Unsecured note, bearing interest at 9%, interest only, due on demand                      $ 166,810
     Mortgage  note,  bearing  interest  at 12%,  interest  only,  maturing  February  17,       150,000
     2005, secured by 2nd trust deed on Spencer Springs

o    Mortgage  note,  bearing  interest at 8%,  interest only,  maturing  February 17,            67,000
     2006, secured by 2nd trust deed on T-Rex Plaza Mall

o    Mortgage  note,  bearing  interest at 8%,  interest only,  maturing  December 31,            71,630
     2006, secured by 3rd trust deed on 5030 Campus
o

o    Mortgage note,  bearing interest at 15%, matured October 1, 2004,  interest only,            60,000
     secured by 1st trust deed on Hospitality Inn, past due

o    Mortgage note,  bearing  interest at 15%,  maturing July 1, 2005,  interest only,            25,000
     secured by 2nd trust deed on Katella Center
                                                                                               ---------
o    Total notes payable - related parties                                                       540,440
                                                                                               ---------

NOTE 6 - MORTGAGES PAYABLE

  o    Unsecured note, bearing interest at 9%, maturing June 20, 2005, interest only         $    19,980

  o    Mortgage  note,  bearing  interest at 11.5%,  maturing May 15,  2005,  interest           370,000
       only, secured by 1st trust deed on Katella Center

  o    Mortgage  note,  bearing  interest at the "1 year  constant  maturity  treasury           707,785
       rate" plus 3.5%,  adjusting  annually,  currently  5.875%,  principal  and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus

  o    Mortgage note,  bearing  interest at 8%,  maturing  February 8, 2008,  interest           110,000
       only, secured by 2nd trust deed on 5030 Campus

  o    Mortgage note,  bearing  interest at the "6 month London  Interbank Offer
       Rate" 2,215,328 plus 3%, adjusting every 6 months, currently 4.5%, maturing September 30, 2013 principal and interest due monthly, secured by 1st trust deed on Spencer Springs

  o    Mortgage note, bearing interest at 12%, maturing July 19, 2006,  interest only,
       secured by 1st trust deed on T-Rex Plaza Mall                                             224,980
                                                                                             -----------
  Total mortgages payable                                                                    $ 3,648,073
                                                                                             -----------


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

On August 19, 2004, the Company obtained a written consent from the holders of a majority of its outstanding shares of Common Stock and Series B Preferred Stock to amend the Certificate of Designation. Such consent amends the terms of the Series B Preferred Stock to permit the Board of Directors to permit conversion of the Series B Preferred Stock into Common Stock prior to the expiration of the two-year prohibition on conversion. All 250,000 shares of Series C Preferred Stock also consented to the amendment. The amendment to the Certificate of Designation became effective October 28, 2004.

During the nine month period ended September 30, 2004, the Company had the following equity transaction:

The Company acquired a property through stock issuances, net of debt in the amount of $33,930.

The Company issued stock to a director in exchange for a note payable valued at $25,000

The Company issued 250,000 shares of Series C preferred stock valued at $367,500 for acquisition of an equity interest in a property in Las Vegas, Nevada.

The Company issued 474,765 shares of common stock for consulting services, valued at $697.905.

The Company issued 50,000 shares of common stock, divided equally amongst two shareholders in exchange for loan fees valued at $53,000

The Company issued 500,000 shares of common stock in exchange for consulting services valued at $560,000. At September 30, 2004, $140,000 of these services had been rendered and is included in operating and administrative costs. The remaining $420,000 is reflected as prepaid consulting fees, a component of stockholder' equity, a contra equity account.


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

Future annual minimum lease payments under existing agreements are as follows:

                       2005                               $    385,082
                       2006                                    391,197
                       2007                                    397,436
                       2008                                    403,798
                       2009                                    410,289
                       Remaining after 5 yrs                15,998,725
                                                          ------------
                 Total minimum lease payment              $ 17,986,527
                                                          ------------

The lease expenses were $289,416 and $170,031 for the nine month periods ended September 30, 2004 and 2003, respectively.

Unpaid taxes. The Company has not paid approximately $68,000 in 2003 property taxes on the Hospitality Inn. These taxes were due October 1, 2004. This amount is currently delinquent.. The Company assumed unpaid payroll taxes attributable to the Hospitality Inn in the amount of $50,000. These payroll taxes were paid during the quarter ended September 30, 2004.

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. The employment agreements provide for the issuance of common stock and options vesting over the term of the agreement and expire 10 years from the date of grant. The Board did not approve the Stock Incentive Plan until late in 2003; therefore, no options were granted or stock issued during 2003. The options, once granted, are convertible to common stock at $0.15/share. Twenty-five percent of the options vest immediately and the remaining options vest ratably over the term of the agreements on each officer's anniversary date. Under the terms of the agreements, the Company is obligated to issue 1,100,000 shares of common stock and grant 2,500,000 options. At September 30, 2004, approximately $432,117 in officers' salaries and $12,347 in Directors' compensation were unpaid. No amount was expensed related to the options to be granted as the exercise price per share exceeded the market price per share on the effective date of grant.



NOTE 9 -EQUITY INVESTMENT IN REAL ESTATE

The Company entered into a tenant-in-common agreement on May 14, 2004 with Denver Fund, LLC to purchase a shopping center in Las Vegas, Nevada. The Company owns a 51% interest in the property and accounts for this interest under the equity method. Both parties to the agreement are jointly and severally liable for the obligations of the property and share in management decisions. The agreement provides the minority tenant with a preferential return on profits while operating losses are allocated based upon the pro-rata ownership interest. The following information is a summary of the balance sheet as of September 30, 2004:

Current Assets                           $      9,401
Property and equipment, net                 5,899,145
Other Assets                                    3,008
                                         ------------
Total Assets                             $  5,911,554
                                         ============

Current Liabilities                      $     13,402
Long-Term Debt                              4,279,623
                                         ------------
Total Liabilities                           4,293,025

Equity                                      1,618,529
Total liabilities and equity             $  5,911,554
                                         ============

Total revenues and net loss for the period ended September 30, 2004, were $212,935 and $24,192, respectively. The Company's 51% loss, $12,339, from property operations for the period ended September 30, 2004, is included in other income and losses in the accompanying consolidated statements of operations.

NOTE 10.   IMPAIRMENT OF INVESTMENT IN REAL ESTATE

On August 1, 2003, the Company acquired the Hospitality Inn ("the Hotel"), a 149 room full service hotel complete with meeting and banquet rooms as well as a restaurant and bar on leased land. The hotel was purchased from Seacrest Hospitality I, a limited partnership ("Seacrest") for $2,500,000. The Company also acquired Dickinson Management Inc., a wholly owned subsidiary of Seacrest which operated the inn, owns the liquor license and is the registered entity for various permits and licenses necessary to operate the Hotel. In acquiring

Dickinson Management Inc, the Company has assumed certain tax liabilities. The purchase price was paid in stock consisting of 1,466,250 restricted shares of common stock and 2,443,750 restricted shares of Series A Preferred Stock. Certain officers, directors and shareholders of the Company, Clifford Strand, Sumiye Leonard, Robert Leonard, and Wayne Sutterfield, are limited partners of Seacrest. The Company recorded its investment in the building and equipment of the Hotel at $666,235. At September 30, 2004 the net book value of these assets was $626,360. On June 30, 2004 the Company evaluated its investment in the Hotel and in accordance SFAS 144, based upon the fair market value of similar assets, recognized an impairment loss in the amount of $27,039.

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

The following is information for the Company's reportable segments for the nine months ended September 30, 2004:

                                                        --------------------------------------------------------
                                                        Real estate       Hotel
         (in thousands)                                   Segment        Segment      Unallocated        Total
                                                        -----------    -----------    -----------    -----------
         Revenue                                        $        --    $        --    $        --    $        --
         Gross margin                                       707,286      1,249,863         12,679      1,969,828
                                                                -0-             0             -0-              0
         Depreciation and amortization                       74,918         25,364         22,290        122,572
         Interest expense                                   230,406          8,520            -0-        238,926
         Other, net                                      (2,470,356)    (1,415,878)            --     (3,886,234)
         Loss from continuing operations before tax      (2,068,394)      (199,899)        (9,611)    (2,277,904)
         Identifiable assets                              3,809,294        812,936        638,701      5,260,931
         Capital expenditures                                 7,202            -0-            -0-            -0-

The following is information for the Company's reportable segments for the three months ended September 30, 2004:

                                                      --------------------------------------------------------
                                                      Real estate       Hotel
         (in thousands)                                 Segment        Segment      Unallocated        Total
                                                      -----------    -----------    -----------    -----------
         Revenue                                      $        --    $        --    $        --   $        --
                                                          234,709        466,262          6,112       707,083
         Gross margin                                         -0-              0            -0-             0
         Depreciation and amortization                     26,758          8,274          2,815        37,847
         Interest expense                                  74,798          3,620            -0-        78,418

         Other, net                                      (601,714)      (652,674)                  (1,254,388)
         Loss from continuing operations before tax      (468,561)      (198,306)         3,297      (663,570)
         Identifiable assets                            3,809,294        812,936        638,701     5,260,931
         Capital expenditures                               7,202            -0-            -0-           -0-

The Company had one reportable segment for the three and six month periods ended September 30, 2003.

NOTE 12 - SUBSEQUENT EVENTS

Spencer Springs - On October 28, 2004, the Company completed the sale of the Spencer Springs Retail Center in Las Vegas, Nevada, to an unaffiliated third party. The sales price was $3,875,000, consisting of assumption of an existing loan in the principal amount of $2,215,329, a note from the buyer in the amount of $950,000 and $675,000 in cash. The buyer's promissory note is secured by a second trust deed on Spencer Springs and bears interest at an annual rate of 7%. The note is due and payable in full in three years.

William S. Biddle and Sumiye Onodero-Leonard - The $150,000 note held by Biddle and Onodera-Leonard secured by a second trust deed on Spencer Springs Retail Center was repaid on October 28, 2004.

Item 2.                Management's Discussion and Analysis

Acquisitions and Dispositions of Assets

      Sale of Spencer Springs Retail Center.
      --------------------------------------
      On October 28, 2004, the Company completed the sale of the Spencer Springs Retail Center in Las Vegas, Nevada, to Roger Anderson, an unaffiliated person. The sales price was approximately $3,875,000, consisting of the buyer's assumption of an existing loan in the principal amount of approximately $2,250,000, a note from the buyer in the amount of $950,000 and $675,000 in cash. The buyer's promissory note is secured by a second trust deed on Spencer Springs and bears interest at an annual rate of 7%. The note is due and payable in full in three years.

     Sale of Hospitality Inn.
     ------------------------
     As of November 12, 2004, the Company executed that certain Business and Real Estate Leasehold Interest Purchase Agreement with Grand Dakota Management, LLC ("Buyer") pursuant to which Buyer agreed to purchase the Hospitality Inn, Dickinson, North Dakota. The Company anticipates that the sale of The
Hospitality Inn will be consummated on or before November 18, 2004. The aggregate purchase price is approximately $800,000, consisting of $300,000 in cash (subject to certain closing adjustments) plus the unimproved lot adjacent to the hotel having a value agreed between the parties equal to $500,000. The effective date of the transfer of ownership and assumption of liabilities will be as of the close of business on October 31, 2004.

         The Company will sell all assets relating to the operation of the hotel; however Dickinson Management Inc., a subsidiary of the Company, will lease the Dakota Rose Lounge and the alcoholic beverage business of the hotel from Buyer until Buyer receives a liquor license, expected to be within 60 days.

         Concurrently with the purchase of the hotel, Buyer acquired all of the land underlying the hotel and the adjacent lot from the Leonards, who acquired the land from Seacrest Partners, L.P., the former owner of the hotel. The Buyer then delivered the lot to the Company as consideration for the purchase of the hotel assets. Buyer acquired the lot from the Leonards for $500,000. The Company has granted to Buyer a three-year option to repurchase the lot for $500,000.

         Buyer is not affiliated with the Company or any of its affiliates.

Results of Operations

     The comparability of the financial information discussed below is limited by acquisitions and dispositions completed after the end of the fiscal quarter ended September 30, 2004.

Three Months Ended September 30, 2004 and 2003

     Income.
     -------
     Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, income increased to $707,083 for the three months ended

September 30, 2004, an increase of $147,203 or 26%. During the comparable period ending September 30, 2003, the Company reported income of $559,880. The increase is primarily attributable to the acquisition of real estate assets.

     Operating Properties.
     ---------------------
     Expenses related to operating properties totaled $834,480 including property taxes and depreciation of $49,648 and $37,847, respectively, for the three-month period ended September 30, 2004. For the same period ended September 30, 2003, expenses totaled $552,130 including property taxes and depreciation of $18,822 and $29,026, respectively.

     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $140,300 to $424,316 for the three months ended September 30, 2004, compared to $284,016 for the three months ended September 30, 2003. The Company recognized an impairment loss on the Hospitality Inn in the amount of $27,039 (see Footnotes to the Financial Statements, Note 10 Impairment of Investment in Real Estate).

Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2004 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the three months ended September 30, 2004 was $37,847 compared to $29,026 for the three months ended September 30, 2003. The depreciation was attributable primarily to Katella Center, Hospitality Inn, Spencer Springs, 5030 Campus Drive and the Company's telephone system.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $78,418 for the three months ended September 30, 2004 was attributable to the Katella Center, T-Rex Plaza Mall, 5030 Campus Drive and Spencer Springs properties. Interest from the comparable period ending September 30, 2003, was $54,545.

     Net Loss.
     -----------
     The net loss was $663,570 or $(0.07) per share -- basic and diluted -- for the three months ended September 30, 2004 compared to a net loss of $(326,623) or $(0.06) per share -- basic and diluted -- for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003

     Comparability of the financial information discussed below is materially impacted by the Company's acquisition of properties beginning in the first quarter of 2004.

     Income.
     -------
     Income consists of rental income from commercial properties pursuant to tenant leases and income from the operation of a full service hotel. As a result of these operations, income increased to $1,969,828 for the nine months ended September 30, 2004, an increase of $1,160,570 or 143%. During the comparable period ending September 30, 2003, the Company reported income of $809,258. The increase is primarily attributable to the acquisition of real estate assets consummated after the end of the quarter ended September 30, 2003.

     Operating Properties.
     ---------------------
     Expenses related to operating properties totaled $2,014,839 including property taxes and depreciation of $103,221 and $122,572, respectively, for the nine-month period ended September 30, 2004. For the same period ended September 30, 2003, expenses totaled $944,886 including property taxes and depreciation of $45,884 and $61,596, respectively. The Company recognized an impairment loss on the Hospitality Inn in the amount of $27,039 (see Footnotes to the Financial Statements, Note 10 Impairment of Investment in Real Estate).


     Operating and Administrative Expenses.
     --------------------------------------
     Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $1,362,547 to $1,939,537 for the nine months ended September 30, 2004, compared to $576,990 for the nine months ended September 30, 2003. The increase is attributable to the operation of acquired real estate.

Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2004 as the Company seeks to acquire additional real estate holdings and expand its operations.

     Depreciation.
     -------------
     Depreciation for the nine months ended September 30, 2004 was $122,572 compared to $61,596 for the nine months ended September 30, 2003. The depreciation was attributable primarily to Katella Center, Hospitality Inn, Spencer Springs, 5030 Campus Drive and the Company's telephone system.

     Interest and Other Expense.
     ---------------------------
     Interest expense consists of mortgage interest paid on the Company's properties. Interest expense of $238,926 for the nine months ended September 30, 2004 was attributable to the Katella Center, T-Rex Plaza Mall, 5030 Campus Drive, the Hospitality Inn and Spencer Springs properties. Interest from the comparable period ending September 30, 2003, was $137,471.

     Net Loss.
     -----------
     The net loss was $2,277,904 or $(0.26) per share -- basic and diluted -- for the nine months ended September 30, 2004 compared to a net loss of $1,043,267 or $(0.24) per share -- basic and diluted -- for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     Capital Resources
     -----------------
     As stated in financial statement Note 1 Going Concern, the Company does not have significant cash or other liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently possess a financial institution source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its control shareholders and by borrowings from independent third parties secured by real estate. Because of the Company's current negative equity position, fund-raising from non-affiliated third parties may be difficult resulting in continued reliance upon funding from its control shareholders. These control shareholders, however, are under no obligations and have made no commitments to continue to fund the Company.

     At September 30, 2004, the Company had $69,729 of cash and cash equivalents as compared to $135,476 of cash and cash equivalents at September 30, 2003, to meet its immediate short-term liquidity requirements.
This decrease in cash and cash equivalents resulted primarily from the use of cash for operating activities.

     Operating cash flows are expected to increase as additional properties and investments in unconsolidated real estate are added to the Company's portfolio. Cash and cash equivalents decreased since June 30, 2004 primarily as a result of the Company's administrative and operating expenses.

     To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

     Cash Flows from Operating Activities
     ------------------------------------
     Net cash used by operating activities was $189,492 for the nine months ended September 30, 2004 compared to net cash used by operating activities of $29,611 for the nine months ended September 30, 2003. This increase in cash provided by operating activities relative to the prior period was primarily due to the Company's acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws.

     Although management expects the cash flows from The Cannery West shopping center to increase, total cash flows from operating activities are expected to decrease in the short term until suitable replacement properties are acquired to replace the sale of Spencer Springs and The Hospitality Inn. Management is currently considering potential opportunities to acquire real estate. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

     Cash Flows From in Investing Activities
     ---------------------------------------
     Net cash used by investing activities amounted to $7,104 for the nine months ended September 30, 2004 compared to net cash provided by investing activities of $58,941 for the nine months ended September 30, 2003.

     At September 30, 2004, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

     Cash Flows from Financing Activities

     Cash provided by financing activities amounted to $140,780 for the nine months ended September 30, 2004 compared to $112,204 provided by financing activities for the nine months ended September 30, 2003. The primary reason for the decrease was less proceeds from notes and the sale of preferred stock.

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

PART II   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     Changes in Securities
     ---------------------

            On September 7, 2004, the Company filed and mailed to all shareholders a definitive Information Statement regarding the amendment of the Certificate of Designation for the Series B Preferred Stock of the Company. The Information Statement disclosed that a majority of shareholders had approved by written consent an amendment to the terms of the Series B Preferred Stock to permit conversion into common stock prior to the end of original the two-year period prohibiting conversion. This amendment was intended to allow shareholders to immediately convert into common stock. The amendment was effective on October 28, 2004.

            Approximately 22 holders of Series B Preferred Stock owning an aggregate of 5,899,479 shares have elected to convert into common stock.


     Recent Sales of Unregistered Securities
     ---------------------------------------

     Seaside Investments, plc.
     -------------------------

     On  August  19,  2004,  the  Company  also  entered  into a Stock  Purchase
Agreement with Seaside Investments, PLC, an Investment Company located in London, England. The stock Purchase Agreement provides that the Company will issue and sell up to 1,400,000 shares of restricted common stock in exchange for a number of Seaside Ordinary Shares. The number of Ordinary Shares to be received will be determined by the fair market value of the Company common stock divided by (pound)1. The fair market value of Company common stock will be the average trading price during the ten trading days preceding the Closing. The Closing is conditioned upon Seaside completing the listing of its Ordinary Shares of the London Stock Exchange. The listing was expected to occur on or before September 30, 2004 but has not been accomplished as of November 12, 2004. The Company agreed to extend the date for closing until October 31, 2004, but has not agreed to any further extensions. Currently, the Company may terminate this agreement and withdraw from the transaction without liability, but has not made any decision to do so.

    After the Closing, it is anticipated that Seaside will own less than 10% of the outstanding shares of Company common stock and, therefore, will not be deemed to be an affiliate of the Company as such term is defined in the rules and regulations of the Securities and Exchange Commission.

     Commencing in the month during which the Seaside Ordinary Shares are listed on the London Stock Exchange, the Company may sell up to 10% of the Ordinary Shares. Any shares eligible for sale but not sold, may be cumulated and sold in the following month.

     Seaside may not sell the Company's common stock for a period of one year. The Company has agreed to register the shares of common stock for resell by Seaside within one year. If such registration is not timely made, the Company will incur liquidated damages of 3% of the total outstanding shares of Company common stock. Commencing one year after the closing, in any calendar month Seaside may sell shares of Company common stock equal to 15% of the prior month's trading volume; however, Seaside may also sell blocks of 50,000 shares that will not be included in such 15%.

     Seaside will withhold and place into escrow with its counsel, 30% of the Seaside Ordinary Shares that the Company would otherwise receive (the "Downside Protection Shares"). If the shares of Company common stock sold to Seaside declines in value prior to the date that is one year after the Closing, then Seaside will retain one percent of the Downside Protection Shares for each one percent decline in the price of Company common stock. If no decline occurs, the Downside Protection Shares will be delivered to the Company.

     The Company has engaged Hunter Wise Financial Group, Inc. as an advisor in this transaction and has agreed to pay a fee equal to five percent of the Ordinary Shares received (including the Downside Protection Shares) and five percent of the shares of Company common stock issued to Seaside. As a result, the Company has issued into escrow 70,000 shares of Common Stock which will be earned upon closing.

     The Company and Seaside have not previously engaged in any material relationship and Seaside is not, as of the date of the Agreement, an affiliate.

     Round II Inc.
     -------------

     On  August  19,  2004,  the  Company  entered  into an  Investor  Relations
Agreement  with  Round II Inc.  and its  principal,  Andrew  Austin,  El  Cajon,
California, pursuant to which the Company will issue 500,000 shares of restricted common stock to Round II in exchange for providing various investor relations services. Round II will perform certain mailings to the Company's investor base, initiate and respond to telephone calls with such investor base, monitor internet threads regarding the Company, regularly update the Company's profile, supervise press releases and other public communications and other related matters. Additionally, the Company will pay Round II $1,500 per month to cover expenses of such activities. The Company and Round II have not previously engaged in any material relationship and Round II is not an affiliate of the Company.

     William S. Biddle and Sumiye Leonard.
     -------------------------------------

     The Company issued 25,000 shares of Common Stock to each of William S. Biddle and Sumiye Leonard as consideration for the extension of the maturity date on the loan in the principal amount of $150,000 bearing interest at the annual rate of 12%. The loan would otherwise become due and payable in August 2004. Mr. Biddle is a director of the Company and Sumiye Leonard is a former director and together with her husband, Robert Leonard, owns more than 10% of the outstanding shares of common stock of the company.

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

Item 4.         Submission of Matters to a Vote of Security Holders

     See the discussion of the  Information  Statement  appearing under Part II,
Item II above.

         Item 6.        Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 10.1       Stock Purchase Agreement with Seaside Investments plc

     Exhibit 10.2 Escrow Agreement with Seaside Investments plc and escrow agent

     Exhibit 10.3 Registration Rights Agreement with Seaside Investments, plc

     Exhibit 10.4       Investor Relations Agreement with Round II Inc.

     Exhibit 10.5 Spencer Springs Purchase Agreement and Commercial Escrow Instructions

     Exhibit 10.6 Business and Real Estate Leasehold Interest Purchase Agreement with Grand Dakota Management, LLC

     Exhibit 31.1       Certification of Principal Executive Officer

     Exhibit 31.2       Certification of Principal Financial Officer

     Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

            Current Report on Form 8-K filed with the Commission on August 25, 2004 included information regarding execution of a material contract and issuance of unregistered securities.

            Current Report on Form 8-K filed with the Commission on September 3, 2004 included information regarding Item 5.02 Appointment of Principal Officers.


                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.


                               SECURED DIVERSIFIED INVESTMENT, LTD.


Date: November 12, 2004        By: /S/ Luis Leon
                                   -------------------------------------
                                   Luis Leon, Principal Executive Officer


Date: November 12, 2004        By: /S/ Munjit Johal
                                   -------------------------------------
                                   Munjit Johal, Principal Financial Officer