Form 10KSB
period 2004-12-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2005-05-20
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 0-30653

Secured Diversified Investment, Ltd.
(Name of small business issuer in its charter)

Nevada	80-0068489
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

                                                4940 Campus Drive, Newport Beach, California                                         92660
                                                     (Address of principal executive offices)                                            (Zip Code)

Issuer's telephone number, including area code (949) 851-1069

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenue for the fiscal year ended December 31, 2004 was $939,663.

The aggregate market value of the issuer’s voting common stock held as of April 8, 2005, by non-affiliates of the issuer was approximately $2,223,839 based upon the average bid and asked price of the common stock on the Over The Counter Bulletin Board on such date.

As of March 31, 2005, the issuer had 15,209,456 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Documents incorporated by reference: None

1

2

Forward-Looking Statements

Historical results and trends are not necessarily indicative of future operations. Managements’ statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company’s properties are located), legislative/regulatory changes, availability of capital, interest rates, competition and supply and demand for operating properties in the Company’s current and proposed market areas. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date this report is filed to conform these statements to actual results, unless required by law.

Item 1. Description of Business

The Company currently owns and manages a portfolio of four improved real estate properties (three retail shopping centers and one single-story office building) and one unimproved parcel of land. The five properties are located in Las Vegas, Nevada; Dickinson, North Dakota (2); and Orange County, California (2).

The Company intends to acquire additional commercial properties of various types in diverse geographic areas (generally in the Western United States). The Company believes that by acquiring interests in properties that are diversified as to both types of property and geographical location the portfolio will be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts in particular locations or commercial segment.

Property Identification and Marketing

We identify properties primarily through the efforts of our officers and employees. Our officers have extensive contacts with real estate brokers, agents and owners as a result of their many years of experience acquiring, managing and selling property. William S. Biddle and Clifford L. Strand are members of The Society of Exchange Counselors, an organization of knowledgeable and experienced real estate professionals in the United States. Admission to the Society of Exchange Counselors is difficult, requiring a recommendation from an existing member and review and approval by the other members, often after years of observation and evaluation. The members convene regularly to evaluate and advance real estate transactions. Members of the Society have significant purchasing power, and properties sold or exchanged through the Society include office buildings, shopping centers, warehouses and industrial properties, hotels, apartments, airports and others. Our officers believe that their membership in The Society of Exchange Counselors provides the Company with significant leads to generate potential acquisitions to meet the Company’s growth objectives.

Acquisitions and Dispositions

Acquisitions

    Assets of Seashore Diversified Investment Company. The Company acquired The T-Rex Plaza Shopping Center, Dickinson, North Dakota and The Katella Center, Orange, California from a related party. The Company entered into an Asset Purchase Agreement with Seashore Diversified Investment Company (“Seashore”), a Maryland corporation, whereby the Company agreed to acquire certain real estate holdings from Seashore in exchange for restricted shares of its Series A Preferred and Common Stock. Seashore was a real estate investment trust and was in the business of acquiring, selling and managing real estate holdings. Seashore was a related party because certain officers, directors and shareholders of the Company were also officers, directors or shareholders of Seashore at the time the acquisition was consummated.

In March 2003, the Company exchanged 2,461,607 shares of restricted common stock and 4,997,807 shares of Series A Convertible Preferred Stock for two shopping centers (T-Rex Plaza Mall and Katella Center), and 50% interests in two limited liability companies that each own a shopping center (Decatur Square, LLC and Spencer Springs, LLC). The Company subsequently sold the Decatur Square shopping center and Spencer Springs, LLC.

The Asset Purchase Agreement originally included the acquisition of Seashore’s general partnership interest in Seacrest Partners, L.P., which owned the Hospitality Inn of Dickinson, North Dakota (“Seacrest”). However, Seashore was in default of numerous provisions of the partnership agreement for Seacrest. The Company and Seashore agreed to rescind the acquisition of the general partnership interest in Seacrest. See “Hospitality Inn” below.

     Decatur Square. On March 31, 2003, the Company initially acquired a 50% interest in a limited liability company, Decatur Center, LLC, which owned a 16,515 square foot strip mall in Las Vegas, Nevada. The Company issued 424,945 shares of restricted common stock and 862,767 shares of Series A preferred stock and assumed debt of approximately $1.1 million. Significant owners of the limited liability company include family trusts that are managed by William S. Biddle and Anthony Giangrande, who are, respectively, an officer and director of the Company and a shareholder. On April 17, 2003, the Company purchased the remaining 50% interest in the Decatur Center, LLC for 1,552,480 shares of Series B Preferred Stock. One of the limited liability company members is a family trust managed by William S. Biddle, an officer and director of the Company. The trust received 317,000 shares of Series B Preferred Stock. William S. Biddle and Clifford L. Strand, officers and Directors of the Company, received shares of Series B Preferred Stock totaling 60,000 and 50,000 shares, respectively, in connection with the transaction. Additionally, Anthony Giangrande and C. Marshall Mast received 60,000 and 30,000 shares, respectively, of Series B Preferred Stock as fees. The Company subsequently sold Decatur Square (see “Dispositions” below).

                       Hospitality Inn. In August 2003, the Company consummated an agreement with Seacrest to acquire the Hospitality Inn, on leased land, in Dickinson, North Dakota for Company's restricted shares of common stock and Series A Preferred Stock in the amount of 1,466,250 shares and 2,443,750 shares, respectively. Additionally, the Company also acquired Dickinson Management Company ("DMC"), a North Dakota corporation wholly owned by Seacrest, which operated the inn, owns the liquor license and is the registered entity for various licenses and permits necessary to operate the inn. In acquiring DMC, the Company assumed certain liabilities.

Certain of the Company's board of directors and shareholders, Clifford L. Strand, Sumiye Onodera-Leonard, Wayne Sutterfield, and Robert J. Leonard, own limited partnership interests in Seacrest.

Effective as of October 31, 2004, the Company sold the Hospitality Inn (see “Dispositions” below).for approximately $300,000 in cash and an unimproved lot with an agreed price between the parties of $500,000.

Campus Drive Office Building. The Company acquired an 18.6% interest in a limited liability company, Diversified Commercial Brokers, LLC for $86,425. The sole asset of the limited liability company is an 8,685 square foot office building located in Newport Beach, California, of which the Company leases 1,193 sq. ft. for its corporate offices for $2,000 per month. On December 30, 2003, the Company acquired an additional 32.4% and, as a result of the acquisition and the additional capital contributions, the Company owns 53.8% of Diversified Commercial Brokers, LLC. The 32.4% interest was owned by Wayne Sutterfield (21.1%), a Director of the Company, and William S. Biddle and Clifford L. Strand (collectively, 11.3%), also officers and Directors of the Company. The purchase price paid to Wayne Sutterfield was $92,630, of which $21,000 was paid by the assignment of a certificate of deposit and a three year promissory note in the principal amount of $71,630. The note bears interest at an annual rate of 8%, with interest payable monthly and all principal due upon maturity. The note is secured by a security interest in the Company’s membership interests in Diversified Commercial Brokers, LLC. Wayne Sutterfield continues to own 46.2% of Diversified Commercial Brokers, LLC. William S. Biddle and Clifford L. Strand each received 50,000 shares of Series B Preferred Stock for their collective $50,000 investment.

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

The Cannery West Shopping Center. On May 14, 2004, the Company and Denver Fund I, Ltd. entered into a Lease Agreement (the “Lease Agreement”) with Iomega Investments, Ltd. to lease The Cannery retail shopping center located on Flamingo Road in Las Vegas, Nevada. The Cannery is located on approximately 3.4 acres and has approximately 37,000 square feet of rentable space. Construction was completed between 1988 and 1992. On the date of acquisition, The Cannery was approximately 62% occupied and the average annual rent per square foot of existing tenants is $17.40. The property was appraised for $8,200,000 as of May 2004 by ROI Appraisal/Britton Group, Henderson, Nevada.

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

The Lease Agreement also provided that the Company and Denver Fund I would acquire the property for $5,950,000, including assumption of the first mortgage in the principal amount of $4,100,000. The Company and Denver Fund I acquired grant deeds for their respective percentage ownership of the property, but have not yet recorded such grant deeds. The purchase price was paid partially by the Company and partially by Denver Fund I. The Company delivered 250,000 shares of the Company’s Series C Preferred Stock (valued between the parties at $3.00 per share) and a two-year promissory note in the principal amount of approximately $155,000, bearing interest at an annual rate of 7%. The principal amount of the note is payable $50,000 at the six month anniversary, $50,000 at the 12 month anniversary and the remainder at maturity. Denver Fund I paid $675,000 in cash from a 1031 exchange and assigned a note receivable in the principal amount of $225,000 secured by real property in Reno, Nevada.

The Company then entered into a Tenant in Common Agreement with Denver Fund I pursuant to which the Company has a 51% interest in the property and Denver Fund I has a 49% interest. Denver Fund I will be entitled to a preferred return of 8% on its total investment of $900,000, of which the Company has agreed to guarantee 6%. In the event that cash flow from the property is less than $54,000 per year, the Company will pay Denver Fund I the difference. The parties also agreed to grant mutual rights of first refusal.

Dispositions

Decatur Square. The Decatur Square Shopping Center was sold in April 2003 to a third party for $1,825,000. The buyer assumed debt of $825,000 and the Company extended a loan of $425,000 to the buyer secured by a restaurant property. The Company had a 59% interest in the proceeds of the note and Anthony Giangrande had a 41% interest that was subsequently purchased by William S. Biddle. Anthony Giangrande, a shareholder, received a commission of $100,000 in connection with the sale. The Company subsequently sold the note for $400,000 to William S. Biddle in the first quarter of 2004.

Hospitality Inn. As of October 31, 2004, the Company sold The Hospitality Inn of Dickinson, North Dakota, acquired in 2003, to Grand Dakota Management, LLC (“Buyer”), an unaffiliated person. The aggregate purchase price was approximately $300,000 in cash and an unimproved lot adjacent to the hotel. The Buyer acquired the lot from Robert and Sumiye Leonard, significant shareholders of the Company, then delivered the lot to the Company as consideration for the purchase of the hotel assets. Buyer acquired the lot from the Leonards for $500,000. The Company has granted to Buyer a three-year option to repurchase the lot for $500,000. The Company incurred a net loss of $488,754 on disposal of discontinued operations.

Spencer Springs, LLC. On October 29, 2004, the Company completed the sale of the Spencer Springs Retail Center in Las Vegas, Nevada, to Roger Anderson, an unaffiliated person. The sales price was approximately $3,875,000, consisting of assumption of an existing loan in the principal amount of approximately $2,250,000, a note from the buyer in the amount of $950,000 and $675,000 in cash. The buyer’s promissory note is secured by a second trust deed on Spencer Springs and bears interest at an annual rate of 7%. The note is due and payable in full in on October 28, 2007.

In December 2004, Spencer Springs LLC sold membership interests representing approximately 37% of the membership interests for $200,000 to William S. Biddle (an officer and director of the Company) and Robert J. Leonard (a shareholder of the Company).

On March 1, 2005, the Company sold its remaining membership interest in Spencer Springs, LLC to William S. Biddle, a director and officer of the Company. The sole asset of Spencer Springs, LLC was the promissory note of Roger Anderson received in the sale of the

Spencer Springs Shopping Center (see “Acquisitions and Dispositions” below). The purchase price for the membership interests was $300,000 plus a promissory note for $277,000 due October 28, 2007, bearing interest at 3% per annum.

Recent Developments

Asset Dispositions. As of October 31, 2004, the Company sold The Hospitality Inn of Dickinson, North Dakota, acquired in 2003, to Grand Dakota Management, LLC (“Buyer”), an unaffiliated person. The aggregate purchase price was approximately $300,000 in cash and an unimproved lot adjacent to the hotel. The Buyer acquired the lot from Robert and Sumiye Leonard, significant shareholders of the Company, then delivered the lot to the Company as consideration for the purchase of the hotel assets. Buyer acquired the lot from the Leonards for $500,000. The Company has granted to Buyer a three-year option to repurchase the lot for $500,000. The Company incurred a net loss of $488,754 on disposal of discontinued operations.

Competition

The acquisition and leasing of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other real estate companies, life insurance companies, pension trusts, trust funds, partnerships and individual investors. See “Risk Factors-- We may be unable to compete successfully against existing and future competitors, who could harm our margins and our business.”

Environmental Matters

               We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property. Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants’ regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect our ability to sell or lease such contaminated property or to borrow using such property as collateral.

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

We have not generated any significant revenue from operations and have incurred operating losses until present. Through December 31, 2004, we had incurred accumulated losses of $8,788,687. We have not achieved profitability. We recently began our new business strategy in the last few months. We may not obtain enough real property to generate sufficient revenue and achieve profitability. We believe that we will continue to incur operating and net losses for the foreseeable future and that the rate at which we will incur losses will increase significantly from current levels. We intend to increase our operating expenses substantially as we:

•	increase our real estate acquisition activities;

•	continue to build our management team and corporate infrastructure; and

•	increase our general and administrative functions to support our growing operations.

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

We have only a limited operating history on which to base expectations regarding our future results and performance. In order to succeed, we must do most, if not all, of the following:

•	identify real properties that can generate substantial revenue and appreciation;

•	diversify our real estate acquisitions over a broad geographic region and among different asset classes;

•	raise additional capital to sustain increased costs of operation;

•	attract, integrate, retain and motivate qualified management and technical personnel;

•	successfully execute our business strategies;

•	respond appropriately and timely to competitive developments;

•	increase awareness of and promote trading in our common stock; and

•	develop, enhance, promote and carefully manage our corporate identity.

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable.

We have sold assets to generate operating capital and may be forced to curtail or discontinue operations if we are unable to obtain, on commercially acceptable terms, additional equity capital that we may require from time to time in the future to finance our operations and growth.

We do not currently have sufficient cash reserves or revenue from operations to sustain operations. Our operating capital has been provided in part from the proceeds of asset sales. To the extent we sell assets and use the proceeds to pay operating costs, we deplete the equity and capital of the Company, reducing future earnings. Therefore, we are depending upon the net proceeds from the sale of capital stock to finance our operating costs and expenses. If we are unsuccessful at raising operating capital through the sale of sufficient stock, we may be forced to sell off assets or to discontinue or curtail operations.

We will also need additional capital to continue and expand our operations and to implement our business plan and strategy. If our operations expand faster or at a higher rate than currently anticipated, we may require additional capital sooner than we expect. We also may need to raise additional funds sooner to fund more rapid expansion or the development or enhancement of our existing services, products, businesses or technologies. We are unable to provide any assurance or guarantee that additional capital will be available when needed by the Company, or that such capital will be available under terms acceptable to the Company or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities of the Company, the percentage of ownership of the Company by the Company’s shareholders will be reduced, the Company’s shareholders may experience additional dilution, and such securities may have senior rights or preferences. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be limited significantly. This limitation could harm substantially our business, results of operations and financial condition.

We may be unable to compete successfully against existing and future competitors, which could harm our margins and our business.

The market for real estate is highly competitive. We expect the competitive environment to continue in the future. We face competition from a large number of existing real estate companies, real estate investment trusts (“REITs”), real estate investment firms, pension funds, insurance companies and other investors in real estate. We believe that the relatively strong financial performance of real estate will continue to attract new competitors and encourage existing competitors to increase their involvement. We expect competition to increase due to the lack of significant barriers to entry for real estate.

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

We have not been able to obtain permanent financing for future acquisitions on acceptable terms. As a result, we must depend upon arranging financing for each property we acquire. We have, were possible, attempted to use our capital stock to acquire real property. However, because there is no substantial trading market for our capital stock, our stock is unattractive to prospective sellers of real property. As a result, we may not be able to acquire sufficient real property and therefore could not increase our assets or revenue. As a result, it is unlikely that the value or trading prices of our stock, if any, would not increase. If the bid price for our common stock does not increase to at least the deemed purchase price for the Series B Preferred Stock or Series C Preferred Stock issued in the acquisitions, then the number of shares of common stock issued on conversion of the preferred stock would increase significantly, resulting in substantial dilution to existing shareholders.

Our future real estate acquisitions are unknown and investors will not have any opportunity to evaluate them.

Investors will not know in advance what real properties and other assets we may acquire in the future, and must rely on our board of directors and officers to select them. We have acquired seven improved real properties (or interests in improved real property) and have subsequently sold three of these. See “Item 2-Description of Property” for a description of our properties. However, no information is available as to the identification, location, operating histories, lease terms or other relevant economic and financial data of any real properties, securities or other assets we may purchase in the future. As a result, you must rely on us to locate and acquire suitable investment properties and assets.

In addition, our board of directors may approve future equity offerings or obtain financing, the proceeds of which may be invested in additional properties; therefore, you will not have an opportunity to evaluate all of the properties that will be in our portfolio. This section contains information about the types of properties in which we plan to invest and our criteria for evaluating properties, nonetheless, you will be unable to evaluate the economic merit of any particular properties prior to their acquisition.

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

The economic performance and value of our real property depend on many factors beyond our control.

The economic performance and value of our real estate holdings can be affected by many factors, including the following:

•	declines in the rent due to loss of tenants or reduced traffic;
•	reduced demand in the surrounding geographic regions due to general economic conditions;
•	construction of competitive properties nearby and competition from other available space;
•	increased operating costs and expenses necessary to improve attractiveness of the property or to complete required maintenance;
•	availability of long term financing at reasonable rates.

We may have mortgages on our properties which subject us to risk of loss.

Many of the properties we acquire will be subject to existing mortgages or loans. We will be responsible for repayment of such debts after the acquisition. Therefore we are generally subject to the risks associated with debt financing. These risks include:

•	the risk that our cash flow will not satisfy required payments of principal and interest;

•	the risk that we cannot refinance existing indebtedness on our properties as necessary or that the terms of the refinancing will be less favorable to us than the terms of existing debt; and

•	the risk that necessary capital expenditures for purposes such as re-letting space cannot be financed on favorable terms.

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

Approximately half all of our income is derived from rental income from real property. As a result, our income and funds for distribution would be negatively affected if a significant number of our tenants were unable to meet their obligations to us or if we were unable to lease a significant amount of space in our properties on economically favorable lease terms. We cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms.

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

Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. However, our credit agreements that govern certain of our outstanding indebtedness do contain limits on our ability to incur additional indebtedness.

Employees

As of December 31, 2004, the Company had six full time employees and one full time consultant. None of our employees are members of any union or subject to any collective bargaining agreement. We consider our labor relations to be satisfactory.

Research and Development Activities

The Company did not incur any expenditure for research and development activities during the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2004.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Item 2.  Description of Property

The Company purchases property that is diversified as to geographical location and type of commercial application with the intend of holding the properties in its portfolio for income generating purposes. Set forth below is a description of the current real property interests owned by the Company.

Katella Center, Orange, California

The Company owns the Katella Center, a strip mall consisting of six retail rental units of various sizes totaling approximately 9,500 square feet, located on Katella Avenue in Orange, California. Currently, all of the units are rented. One tenant, a clothing manufacturer, currently occupies 48% of the strip mall. The rental rates for the individual units average $1.21 per square foot. As of December 31, 2004, the Katella Center is currently generating monthly net cash flow of approximately $2,071.

The Katella Center is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52-year term that expires in March 2017. The ground lease payment is currently $3,000 per month. Commencing June 1, 2007, the annual ground lease payment shall revert to 7% of the fair market value of the land. There is a first trust deed in the amount of $370,000, which is due and payable on June 15, 2005. The current monthly payment, which covers only interest, is $3,545. The interest rate is 11.5% per annum. There is also a second trust deed in the amount of $25,000 which matures on July 1, 2005 and bears an annual interest rate of 15.0%. The current monthly payment is $312.50 covering interest only.

The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges the Company $750 per month in management fees.

T-Rex Plaza Shopping Mall, Dickinson, North Dakota

The Company owns the T-Rex Mall Plaza in Dickinson, North Dakota an enclosed shopping mall with 89,642 total square feet of which 71,141 is rentable. The T-Rex Mall is approximately 65% occupied at this time.

During 2003, the 6.66 acres of ground on which the Mall is located was sold to a third party for $1,645,000 with a leaseback of the ground from the buyer. During the first year of the ground lease, the monthly lease payment was $13,708. The current ground lease payment is $14,262. The ground lease payment will be adjusted annually in step with the consumer price index, but such increases shall not exceed 3% nor be less than 2% in any given year. The term of the ground lease will be 50 years. Between the 24th month and the 48th month of the lease, the Company will have the option to repurchase the ground provided the lease is still in effect and the lessor is not in default. The price to buy back the ground will be $1,745,000. Following the 48th month, the price to repurchase the ground lease will be $1,845,000 or ten times the next year’s lease amount from the date of the exercise of the option, whichever is greater. Clifford L. Strand, a Company officer and Director, was paid a commission of $25,000 by Wayne Sutterfield in connection with the sale of the 6.66 acres underlying the Mall and subsequent lease back of that property.

The $1,645,000 was used to pay the outstanding obligations on the Mall structure. In connection with the acquisition of the Mall, the Company assumed obligations of Seashore to pay $567,000 in currently secured and unsecured debts owed by Seashore. Of these debts, Mr. Sutterfield accepted 1,000,000 shares of Series B Preferred Stock as repayment of $500,000 of the debt. The Company has an outstanding debt of $67,000 to Mr. Sutterfield, secured by a second trust deed which accrues interest at the annual rate of 8.0% which matures on February 1, 2006. On April 21, 2004, the Company repaid $100,000 owed to William S. Biddle, who acquired the first trust deed on the property from Anthony Giangrande, by increasing Mr. Biddle’s equity interest in the note receivable from the sale of the Decatur Square shopping center (see Acquisitions and Dispositions - Decatur Square).

During 2003, the Company recognized an impairment loss of $448,000, representing the entire basis of the property because the estimated future cash flows from existing leases did not support the carrying value. The Company has determined that the property requires between $250,000 and $350,000 of deferred maintenance in the near future.

Currently, the average rent per square foot received is approximately $.47.

During 2004, the Property was managed by Everett Real Estate, an unaffiliated party owned by a minority shareholder of the Company. The Company paid Everett Real Estate $1,300 per month in management fees. Effective April 1, 2005, the Property is being managed by Beverly Kay for a monthly management fee of $1,600.

As of December 31, 2004, the Company owed $20,078 relating to property taxes, of which $10,157 is delinquent and includes accrued penalties.

Campus Drive Office Building, Newport Beach, California

The Company owns 53.8% interest in a limited liability company, Diversified Commercial Brokers, LLC. The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California. The building is subject to a first trust deed with a current principal balance of $702,341 at December 31, 2004, with a monthly payment of $5,248 and a second trust deed in the principal amount of $110,000 bearing an interest rate of 8% with monthly interest payments of $771.00

The land on which the office building sits is leased. The ground lease payment is currently $3,608 per month will adjust again to equal 8% of the market value of the leased premises on July 1, 2009. The lease expires on June 30, 2034, with two ten-year options which could extend the lease to June 30, 2054.

The office building contains twelve office suites, eleven of which are currently being rented out. It is anticipated that the final office suite will be rented in the near future. The average rent per square foot is approximately $1.63.

The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges Diversified $750 a month in management fees.

The Cannery West Shopping Center, Las Vegas, Nevada

The Company owns a 51% interest in the Cannery West Shopping Center (the “Cannery”) located on Flamingo Road in Las Vegas. The Cannery is located on approximately 3.4 acres and has approximately 36,839 square feet. The property is subject to a first trust deed with a current principal balance of $4,072,000 bearing an interest rate of 7.52 % with monthly payments of $36,066 which include impounds for property taxes, insurance, and building reserves.

The property is currently 100% occupied. The average rent per square foot is approximately $1.78.

The property is managed by ARS Management, Inc., an unrelated third party. ARS Management charges a minimum monthly management fee of $1,500 plus 4% of the gross rents collected.

Unimproved Lot, Dickinson, North Dakota

The Company owns an unimproved lot situated next to the Hospitality Inn in Dickinson, North Dakota. The lot equals 1.66 acres and is zoned commercial. The Company does not currently have any plans to develop or improve the land.

Lease Expirations

The Company’s leases are typically below current market rent for comparable properties in our markets. The average monthly rent of the Katella Center is $1.21 per square foot, and we estimate average market rates in Orange, California to be $1.30 per square foot. The average monthly rent of the The Cannery West property is $1.78 per square foot, and we estimate average monthly rental rates in Las Vegas, Nevada to be $1.35 to $1.65 per square foot. The average monthly rent at the Campus Office Building is $1.63 per square foot, and we estimate that average monthly rent in Newport Beach, California to be $1.70. The average monthly rent of the T-Rex Plaza Mall is $0.37 per square foot, and we estimate average market rates in Dickinson, North Dakota to be $0.83 per square foot. Each of the above estimates are based upon information received from knowledgeable real estate professionals and are based upon rents within the city or county boundaries of the relevant property.

The leases at our properties expire at various dates. At the Campus Office Building virtually all of the leases have past their original expiration date and therefore have become month-to-month tenancies. At the T-Rex Mall, 11 leases representing approximately 14,100 square feet of rentable space are past the expiration date and have been month to month tenancies. Tenants subject to these leases may terminate at any time upon thirty-day notice.

The following table sets forth the expiration dates of the lease at our other properties, as well as the square footage of the expiring leases, the monthly lease payments per square foot and the percentage of square footage and revenue that such lease constitutes of the total property.

Property	2005 Expirations			2006 Expirations					2007 Expirations
	sq. ft.	% of total sq. ft.	Avg. $ psf	% of rev.	sq. ft.	% of total sq. ft.	Avg $ psf	% of rev.	sq. ft.	% of total sq. ft.	Avg. $ psf	% of rev.
Katella Center	0	0	0	0	2,490	27%	$1.27	26%	9,500	100	1.21	100%
The Cannery West	0	0	0	0	1,074	3%	$2.01	3%	0	0	0	0
T-Rex Mall	8,290	12%	$0.41	16%	21,004	30%	$34	34%	0	0	0	0

Tenant Concentration

Set forth below is a list of our largest tenants (by rental revenue) and the percentage of annual rent and square footage of all of the Company’s property such tenant represents.

Top Tenants by Rental Revenue	Annual Gross Rent from Tennant	% of Total Revenue	% of Total sq. ft.
Chris’ Place	$100,778	11.8%	4.3%
Amerident	96,291	11.3%	4.3%
Borders & Associates	66,000	7.7%	2.7%
Strings	60,000	7.0%	3.9%
Ace Hardware	40,224	4.7%	12.8%
Deltec	38,448	4.5%	1.9%
Maples Cleaners	24,452	2.9%	1.4%
Bloomers	19,980	2.3%	1.1%
Lexus Hair	19,692	2.3%	1.1%
Curves	19,440	2.3%	1.1%

Mortgage Debt and Other Loans

The Company has substantial outstanding debts and mortgages. For a complete list, see Note 6 and Note 7 to the Financial Statements attached to this Form 10-KSB.

Item 3.  Legal Proceedings.

Except as set forth below, to the knowledge of management, there is no material litigation pending or threatened against the Company or its management.

On April 6, 2005, the Company was served with a Complaint in the matter of Luis Leon v. Secured Diversified Investment, Ltd. (case no. 05CC04651), filed in the Superior Court of California, County of Orange. The Complaint alleges causes of action for breach of contract, promissory estoppel, intentional misrepresentation, violations of the California Labor Code. The Complaint seeks damages in an amount to be determined at trial but including $116,358.80 of unpaid salary, $16,666.666 for one month unpaid vacation time, $5,548.27 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288.00 plus a statutory penalty of $16,666 pursuant to Labor Code Section 201. Mr. Leon also seeks a grant of options to purchase $250,000 of Company Common Stock. The Company intends to vigorously defend the action. Given the early stage of litigation, the likelihood of an unfavorable outcome cannot reasonably be estimated, however, the estimated amount of the potential loss is approximately $140,000.00, plus the costs of defense.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters have been submitted to the security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.
.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Price of and Dividends on the Company’s Common Equity and Other Shareholder Matters.

The Company’s shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol SCDI. As of March 31, 2005, the Company had approximately 420 shareholders holding 15,019,456 common shares. Of the issued and outstanding common stock, 499,540 are free trading, the balance are “restricted securities” as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

The published bid and ask quotations for the Company’s Common Stock from the first available date through the first available price are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

Fiscal Year Ending December 31, 2003
	Bid		Ask
Quarter Ended	High	Low	High	Low
March 31, 2003	0.08	0.08	None	None
June 30, 2003	0.08	0.03	None	None
September 30, 2003	0.18	0.03	None	None
December 31, 2003	0.05	0.05	None	None

Fiscal Year Ending December 31, 2004
	Bid		Ask
Quarter Ended	High	Low	High	Low
March 31, 2004	2.25	0.05	25.00	2.00
June 30, 2004	2.30	0.00	4.50	0.00
September 30, 2004	1.75	0.51	2.00	0.75
December 31, 2004	1.05	0.45	1.30	0.75

Fiscal Year Ending December 31, 2005
	Bid		Ask
March 31, 2005	0.45	0.30	0.75	0.50

The above information was obtained from National Association of Securities Dealers, OTCBB Filings Department, 9600 Blackwell Road, 5th Floor, Rockville, MD 20850.

In November, 2003, the shareholders of the Company adopted the 2003 Employee Stock Incentive Plan and the 2003 Non-Employee Director Stock Incentive Plan, (collectively the “2003 Plans”). The 2003 Plans authorize the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members of the Company’s Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Other than the automatic annual grants to non-employee directors and the grants and awards agreed to in the employment agreements with our executive officers, the number and type of awards that will be granted under the 2003 Plans shall be determined by the Board in its sole discretion. The following table sets for additional information regarding the 2003 Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (c)
Equity compensation plans approved by security holders	3,000,000	$0.15	12,000,000
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	3,000,000	$0.15	12,000,000

The Company’s common shares are subject to conversion of the Company’s outstanding convertible preferred stock. The Company’s currently outstanding 7,078,350 shares of Series A Convertible Preferred Stock cannot be converted to common shares of the Company for 36 months from the date they were issued, generally November 2007. Thereafter, they may be converted at any time on a one share for one share basis so long as the average closing bid price per share of the Company’s common stock for the five trading days immediately preceding the date of conversion is greater than or equal to the purchase price per share originally paid for the Series A shares. If the average bid price per share is lower than the purchase price paid per share, the holder of the Series A shares shall be entitled to convert at a rate equal to the purchase price divided by the common stock price. The Company has 160,861 shares of Series B Convertible Preferred shares that cannot be converted until 24 months from the original issue date. The Series B shares are converted at the same rate as the Series A shares. The Company has also created Series C Preferred Stock which converts into one share of Common Stock so long as the fair market value of the shares is at least $3.00 per share. If the price is less, then the Series C Preferred Stock converts into a number of shares of Common Stock having a fair market value of $3.00. As of April 15, 2004, 250,000 shares of Series C Preferred Stock have been issued.

The Company has no agreements to register shares on behalf of shareholders currently holding unregistered securities. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company’s ability to pay dividend is subject to limitations imposed by Nevada law.

Recent Sales of Unregistered Securities

From August through December 2003, we sold a total of 180,000 shares of Series B preferred stock to the following six (6) accredited investors, including a director, and received total proceeds of $90,000. The Company issued shares pursuant to an exemption from registration by reason of Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. Each purchaser represented his or her intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock agent to affix appropriate legends to each stock certificate issued and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make in informed decision. None of the securities were sold through an underwriter and as such no underwriting discounts or commissions were involved to the same.

                During the fiscal year ended, the Company issued a total of 1,774,765 shares of common stock for to several consultants in exchange for services rendered. Included in these issuances, were 50,000 shares of common each to Robert Leonard, a significant shareholder, and William S. Biddle, a officer and director of the company. The Company issued shares pursuant to an exemption from registration by reason of Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. We requested our stock agent to affix appropriate legends to each stock certificate issued and the transfer agent affixed the appropriate legends.

                In March 2003, the Company exchanged 2,461,607 shares of restricted common stock and 4,997,807 shares of Series A Convertible Preferred Stock for two shopping centers (T-Rex Plaza Mall and Katella Center), and 50% interests in two limited liability companies that each own a shopping center (Decatur Square, LLC and Spencer Springs, LLC).

In April 2003, the Company purchased the remaining 50% interest in the Decatur Center, LLC for 1,552,480 shares of Series B Preferred Stock valued at $776,240. The Company issued shares pursuant to an exemption from registration by reason of Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. We requested our stock agent to affix appropriate legends to each stock certificate issued and the transfer agent affixed the appropriate legends.

                In July 2003, the Company issued 1,000,000 shares of Series B preferred stock a current director of the company to extinguish debt in the amount of $500,000. The Company issued shares pursuant to an exemption from registration by reason of Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. We requested our stock agent to affix appropriate legends to each stock certificate issued and the transfer agent affixed the appropriate legends. This shareholder had adequate access to sufficient information about us to make in informed decision.

In August 2003, the Company issued restricted shares of common stock and Series A Preferred Stock in the amount of 1,466,250 shares and 2,443,750 shares, respectively, to acquire the Hospitality Inn.

              In November 2003, the Company issued 3,100,000 shares of Series B Preferred Stock, valued at $1,550,000, to acquire the remaining 50% in Spencer Springs, LLC.

In February 2004, the Company issued 77,860 shares of Series B preferred stock to acquire a first mortgage deed in the amount of $33,930.

In May 2004, the Company issued 250,000 shares of Series C preferred stock valued at $367,500 for acquisition of an equity interest in a property in Las Vegas, Nevada.

Item 6. Management Discussion and Analysis

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of December 31, 2004, together with the results of operations and cash flows for the periods ended December 31, 2004 and 2003.

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

 Revenue Recognition and Allowance for Uncollectible Receivables

              Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments that will result in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment of Real Estate Assets

The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger an impairment review include the following:

▪	a significant negative industry or economic trend;
▪	a significant underperformance relative to historical or projected future operation results; and
▪	a significant change in the manner in which the asset is used.

Real Estate Investments

The following table presents a summary of the Company’s properties as of December 31, 2004:

Property Name	Location	Company Ownership %	Rentable square feet	Date Acquired	Major Tenant (1)
Katella Center	Orange, CA	100.0	9,500	03/31/03	Judith by Strings
T-Rex Mall	Dickinson, ND	100.0	86,642	03/31/03	Newby’s
Campus Drive Office Building	Newport Beach, CA	53.8	8,685	02/09/03 12/30/03 (2)	Borders Architects
The Cannery West Vacant Lot	Las Vegas, NV Dickinson, ND	51.0 100	36,839 None	09/03/03 10/31/04	Oasis Mini Mart None

(1) Tenant occupying largest space of property.
(2) Limited liability company membership interest acquired on two separate dates - 18.6% acquired on February 9, 2003 and 32.4% acquired on December 30, 2003, plus additional interests acquired for cash contributions.

Results of Operations

       The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the fiscal year ended December 31, 2003. As discussed above, during the fiscal year ended December 31, 2003, the Company acquired a 100% ownership interest in a 9,500 square foot strip mall in Orange, California and an 89,642 square foot enclosed mall in Dickinson, North Dakota. The Company purchased a 100% membership interest in two LLCs: one (Spencer Springs) owns a 87% interest in a 24,336 square foot, strip mall in Las Vegas, Nevada; and the other (Decatur Square) owned a 100% interest in a 16,500 square foot strip mall also located in Las Vegas, Nevada, which the Company subsequently sold. The Company acquired the Hospitality Inn in Dickinson, North Dakota for capital stock. The Company also acquired a 19% membership interest in an LLC that owns an 8,685 square foot office building in Newport Beach, California, and then acquired an additional 32.4% interest from related parties and received an additional 2.8% interest for additional cash contributions. The Company subsequently sold the Decatur Square shopping center.

Comparison of years ended December 31, 2004 and 2003.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases and brokerage fee income. As a result of these operations, the Company reported income of $ $939,663 of which $47, 450 was attributable to brokerage fees, - for the fiscal year ended December 31, 2004, compared with net income of $651,150 for the same period ended December 31, 2003. During 2004 the Company sold its hotel operations. The Company incurred an operational loss of $183,080 from these discontinued operations, compared to a loss of $117,882 for the fiscal year ended December 31, 2003.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased $1,869,182 to $3,617,453 for the fiscal year ended December 31, 2004, compared to $1,748,271 for the year ended December 31, 2003. The increase is attributable to the operation of acquired real estate. The primary components of such expenses were payroll, real estate commissions, land leases, and professional fees. Management anticipates that operating and administrative expenses will continue to increase throughout the remainder of 2005 as the Company seeks to acquire additional real estate holdings and expand its operations.

Depreciation. Depreciation for the fiscal year ended December 31, 2004 was $87,385 compared to $80,114 in depreciation expense for the year ended December 31, 2003. The depreciation was attributable primarily to the Katella Center, Spencer Springs, 5030 Campus, and the Company’s telephone system.

               Interest and Other Expense. Interest expense consists of mortgage interest paid on the Company’s properties. Interest expense was $296,704 for the fiscal year ended December 31, 2004 compared to $202,997 for the year ended December 31, 2003. Interest expense was attributable primarily to the Katella Center, T-Rex Plaza Mall, 5030 Campus and Spencer Springs properties. The Company also recognized impairment with respect to the T-Rex property in the amount of $448,403.

               The Company also reported gain on sale of assets of $1,388,826 attributable to the sale of a shopping center in Las Vegas, Nevada held in the Company’s Spencer Springs, LLC subsidiary.

                Net Income. The net loss from continuing operations was $2,218,294 or $(0.23) per share — basic and diluted — for the fiscal year ended December 31, 2004 compared to a net loss of $2,787,057 or $(0.55) per share — basic and diluted — for the fiscal year ended December 31, 2003. The net loss from disposal of discontinued operations was ($488,754), or (0.04) per share - basic and diluted - for the fiscal year ended December 31, 2004. Discontinued operations accounted for a loss of ($117,882) or ($0.02) - basic and diluted - for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

 Capital Resources

As stated in financial statement Note 1 - Going Concern, the Company does not have significant cash or other liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently possess a financial institution source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its control shareholders. Because of the Company’s current negative equity position, fund-raising from non-affiliated third parties may be difficult resulting in continued reliance upon funding from its control shareholders. These control shareholders, however, are under no obligations and have made no commitments to continue to fund the Company.

              At December 31, 2004, the Company had $35,433 of cash and cash equivalents as compared to $125,544 of cash and cash equivalents at December 31, 2003 to meet its immediate short-term liquidity requirements. This decrease in cash and cash equivalents is attributable to increasing operating costs including land lease payments, professional fees, and administrative costs.

              Operating cash flows are expected to increase as additional properties and investments in real estate are added to the Company’s portfolio.

           To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

               Net cash used by operating activities was $1,514,872 for the fiscal year ended December 31, 2004 compared to net cash used by operating activities of $504,292 for the fiscal year ended December 31, 2003. This increase in cash used by operating activities relative to the prior period was primarily due to the Company’s acquired real estate holdings and expenses relating to audit, legal and expanded compliance with federal and state securities laws.

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

 Cash Flows From in Investing Activities

               Net cash from in investing activities amounted to $3,044,652 for the fiscal year ended December 31, 2004 compared to $126,182 for the fiscal year ended December 31, 2003, primarily from the sale of the Spencer Spring property.

              At December 31, 2004, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable. Currently, the Company estimates that it may undertake deferred maintenance on the T-Rex shopping center in the amount of $350,000.

Cash Flows from Financing Activities

              Cash used by financing activities amounted to $(1,619,891) for the fiscal year ended December 31, 2004 compared to $498,226 for the fiscal year ended December 31, 2003. The primary reason for the use of proceeds was due to repayments of notes due on the sale of properties.

              The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Item 7.  Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

                                                F-1  Report of Independent Registered Public Accounting Firm

F-2  Consolidated Balance Sheet as of December 31, 2004

F-3  Consolidated Statements of Operations - Years Ended December 31, 2004 and December 31, 2003

F-4  Consolidated Statement of Stockholders’ Equity (Deficit)

F-5  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and December 31, 2003

                                                F-6  Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Secured Diversified Investment, Ltd.

We have audited the accompanying consolidated balance sheet of Secured Diversified Investment, Ltd. (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for Year then ended, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained net losses since its inception, and the Company's operations do note generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
KABANI & COMPANY, INC.
Huntington Beach, California
March 24, 2005

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
December 31, 2004

ASSETS

Properties, net of accumulated depreciation of $81,702	$1,947,359
Equipment, net of accumulated depreciation of $3,755	8,562
Cash and cash equivalents	35,433
Receivables	45,023
Note Receivable	978,000
Prepaid Expenses	13,482
Restricted cash	470,000
Other Assets	17,578
Total Assets	$3,515,436

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgages payable	$1,407,290
Mortgages payable, related parties	223,630
Notes payable	251,980
Notes payable, related parties	166,617
Interest payable	35,021
Payroll liabilities	615,102
Accounts payable, accrued expenses and other liabilities	479,003
Total Liabilities	3,178,643

Minority Interest	798,150

STOCKHOLDERS' DEFICIT

Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,078,350 issued & outstanding	70,784
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 160,861 issued & outstanding	1,609
Series C Preferred Stock, 22,500,000 shares authorized,
$0.01 par value, 250,000 shares issued & outstanding	2,500
Common Stock, 100,000,000 shares authorized, $0.001
par value, 15,016,984 issued and outstanding	15,016
Paid In Capital	8,377,422
Prepaid consulting fees	(140,000)
Accumulated Deficit	(8,788,687)
Total Stockholders' Deficit	(461,356)

Total Liabilities & Stockholders' Deficit	$3,515,436

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Operations
For the years ended December 31, 2004 and 2003

	2004	2003
REVENUES
Rental Income	$892,213	$632,728
Brokerage	47,450	18,422
Total Revenues	939,663	651,150

OPERATING EXPENSES
Litigation Expense	170,950
General and Administrative Costs	3,617,453	1,746,347
Total Operating Expenses	3,788,403	1,746,347

Operating Loss	(2,848,740)	(1,095,197)

Other Income and Losses
Interest Expense	(296,704)	(202,997)
Interest Income	22,065	10,326
Loss on equity investment	(52,676)	-
Gain on sale of assets, net	1,388,826	(1,036,963)
Loss on sale of note	(5,798)	-
Minority Interest	(425,267)	(13,823)
Impairment loss	-	(448,403)
Total Other Income and Losses	630,446	(1,691,860)

Net loss from continuing operations	(2,218,294)	(2,787,057)

Discontinued operations:
Net loss on disposal of discontinued operations	(488,754)	(117,882)

Net Loss	$(2,707,048)	$(2,904,939)

Net loss per share, continuing operations	$(0.23)	$(0.57)
Net loss per share, discontinued operations	$(0.04)	$-
Net loss per share	$(0.27)	$(0.57)
Basic and diluted weight average shares	9,848,337	5,107,950

See accompanying notes

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C		Common Stock		Additional	Prepaid	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Consulting	Deficit	Equity (Deficit)
Balance, December 31, 2002	-	-	-	-	-	-	2,349,540	$2,350	$3,112,298	-	$(3,176,701)	$(62,053)
Stock issued for real estate acquisitions	7,497,807	74,978	4,752,480	47,525	-	-	3,961,606	3,961	2,840,117	-	-	2,966,581
Conversion of $500,000 note	-	-	1,000,000	10,000	-	-			490,000	-	-	500,000
Stock issued for cash	-	-	80,000	800	-	-			39,200	-	-	40,000
Stock issued for public relation services	-	-	-	-	-	-	400,000	400	31,600	-	-	32,000
Stock issued to officers	-	-	-	-	-	-	1,100,000	1,100	20,900	-	-	22,000
Stock issued to directors	-	-	-	-	-	-	500,000	500	9,500	-	-	10,000
Shares cancelled	(307,426)	(3,074)	-	-	-	-	(153,860)	(154)	3,228	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(2,904,938)	(2,904,938)
Balance, December 31, 2003	7,190,381	71,904	5,832,480	58,325	-	-	8,157,286	8,157	6,546,843	-	(6,081,639)	603,590

Stock issued for cash	-	-	100,000	1,000	-	-	-	-	44,100	-	-	45,100
Stock issued for note receivable	-	-	67,860	678	-	-	-	-	33,252	-	-	33,930
Stocks issued for consulting services	-	-	-	-	-	-	474,765	475	697,497	-	-	697,972
Stock issued for incentive for note to directors	-	-	-	-	-	-	100,000	100	77,447	-	-	77,547
Additional shares issued for reprising	28,311	283	-	-	-	-	-	-	(283)	-	-	-
Shares cancelled	(140,342)	(1,403)	-	-	-	-	(54,546)	(55)	1,458	-	-	-
Stock issued for real estate acquisition	-	-	-	-	250,000	2,500.00			365,000	-	-	367,500
Shares issued for public relation services	-	-	-	-	-	-	500,000	500	559,553	(140,000)	-	420,053
Shares issued for conversion of Series B Preferred stock	-	-	(5,839,479)	(58,394)	-	-	5,839,479	5,839	52,555		-	-
Net loss			-	-	-	-	-	-	-		(2,707,048)	(2,707,048)
Balance, December 31, 2004	7,078,350	$70,784	160,861	$1,609	250,000	$2,500	15,016,984	$15,016	$8,377,422	(140,000)	$(8,788,687)	$(461,356)

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(2,707,048)	$(2,904,939)
Adjustment to reconcile net loss to net cash used by
operating activities:
Depreciation and Amortization	87,385	80,114
Minority Interest	425,267	13,823
Loss on sale of note receivable	5,798	45,000
Loss on disposal of subsidiary	488,754	-
Loss on equity investment	52,676	-
Reserve for note receivable	-	25,000
(Gain) loss on sale of real estate	(1,388,826)	106,832
Loss of Acquisition of minority interest		1,270,154
Stocks issued for services	1,118,025	-
Stocks issued for incentive for notes	77,547	-
Impairment of real estate	-	448,403
Increase (decrease) in assets and liabilities
Receivables	(45,023)	(38,774)
Inventory	-	(23,981)
Prepaid expenses	26,219	(45,031)
Restricted Cash	(400,000)	(70,000)
Other assets	(17,578)	-
Accrued interest added to notes payable	17,445	12,500
Accounts payable and accrued expenses	330,236	575,977
Payroll liabilities	414,251	-
Net cash used by operating activities	(1,514,872)	(504,922)

Cash flow from investing activities:
Purchase equipment and tenant improvements	(80,348)	(62,867)
Proceeds from sale of minority interest	200,000	-
Proceeds from sale of assets	2,925,000	451,186
Investment in subsidiary	-	(262,137)
Net cash provided by investing activities	3,044,652	126,182

Cash flows from financing activities:
Proceeds from stock issuance	45,100	40,000
Proceeds on notes payable - related party	160,522	361,450
Payments on notes payable - related party	-	(28,194)
Proceeds from notes payable	232,000	150,147
Payments on notes payable	(2,057,513)	(25,177)
Net cash provided by (used in) financing activities	(1,619,891)	498,226

Net increase (decrease) in cash	(90,111)	119,486

Cash, beginning period	125,544	6,058

Cash, end of period	$35,433	$125,544

Supplemental disclosures:
Cash paid for interest	$279,258	$202,997
Cash paid for income tax	$2,400	$-
Non-cash investing and financing activities:
Property acquired through stock issuances, net of debt	$367,500	$3,258,761
Debt on property acquired	$-	$3,652,713
Conversion of note to stock	$-	$500,000
Note receivable acquired in real estate sale transaction	$950,000	$425,000
Shares issued for note receivable	$33,930	-
See Accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,778,687 as of December 31, 2004. The current net loss amounted to $2,707,048 on December 31, 2004. The continuing losses have adversely affected the liquidity of the Company. The Company faces continuing significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to refinance existing properties and use the proceeds to fund operating shortfalls. There are no assurances that the refinancing will occur or that the cash it generates will be adequate to meet the Company’s cash requirements. In addition, the Company intends to raise additional funds through a private placement of its securities. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2 - Nature of Operations

The Company was incorporated under the laws of the state of Utah on November 22, 1978. On July 23, 2002, the shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is effected by merging the foreign corporation with and into a Nevada corporation. On August 9, 2002, a merger between the Company and Book Corporation of America was completed. Upon completion of the merger Book Corporation of America was dissolved. On September 18, 2002, the OTCBB symbol for the Company’s common stock was changed from BCAM to SCDI. The shareholders also approved amendments to the Company’s Articles of Incorporation to change the par value of the Company’s Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $0.01. On November 15, 2002, the Company changed its fiscal year end from

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

October 31 to December 31.

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Currently, the Company owns shopping centers in Dickinson, North Dakota; Las Vegas, Nevada; and Orange, California; the Company also owns a single story office building in Newport Beach, California and an undeveloped vacant lot in Dickinson, North Dakota . The Company is currently focusing on acquiring properties in markets with strong regional economies.

NOTE 3 - Significant Accounting Policies

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, which include Diversified Commercial Brokers (DCB) LLC (53.8%), Nationwide Commercial Brokers, Inc. (100%) - with limited operations to date; Spencer Springs LLC (63%) -; Dickinson Management, Inc (100%) - an inactive company; and Diversified Commercial Mortgage LLC (100%) - an inactive company. All material inter-company transactions and balances have been eliminated.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ from those estimates.

Credit and concentration risk. The Company maintains deposit accounts in numerous financial institutions. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. The Company maintains a certificate of deposit, in excess of federal deposit insurance limits, as collateral for a line of credit.

Revenue recognition. The Company’s revenues are derived from rental income and brokerage commission fees derived from the sale of third party real estate transactions. Rental revenues are recognized in the period services are provided. Brokerage commission fees are recognized when revenue is received.

Cash and cash equivalents. The Company considers all short term, highly liquid investments, that are readily convertible to known amounts within ninety days as cash equivalents. The Company currently has no such investments.

Restricted cash. The Company is required by a lender to maintain a $70,000 deposit in a bank account at the lenders financial institution. The deposit and 1st trust deed on real property serve as collateral for the loan. The deposit is returnable subject to the borrower meeting certain payment and financial reporting conditions. The Company also maintains a $400,000 deposit in a bank as collateral for a line of credit of $400,000.

Property and equipment. Property and equipment are depreciated over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the asset. Depreciation and amortization is computed on the straight-line

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

method. Repairs and maintenance are expensed as incurred.

Investments. The equity method of accounting is used for all investments in associated companies in which the company’s interest is 20% or more. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce receivables from the associated companies.

Fair value. The carrying value for cash, prepaid, and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Long-lived assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Issuance of shares for service. The Company accounts for the issuance of equity instruments to acquire goods and services. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

Loss per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At December 31, 2004 and 2003, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was antidilutive.

Reclassification. For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period.

Stock-based compensation. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2004 and 2003, as follows:

                                                                                                            Year ended                     December 31,
                                                                                                                  2004                                   2003

Net loss - as reported                                                                     $(2,707,048)                      $(2,904,938)
Stock-Based employee compensation
expense included in reported net
income, net of tax                                                                                             -                                          -

Total stock-based employee
compensation expense determined
under fair-value-based method for all
rewards, net of tax                                                                                (13,830)                               (13,377)

Pro forma net loss                                                                           $(2,720,878)                      $ (2,918,315)
                                                                                                           =========                      =========
Loss per share:

Basic and diluted, as reported                                                       $       (0.28)                       $          (0.57)
Basic and diluted, pro forma $ (0.28) $ (0.57)

Following is a summary of the stock option activity:

                                     Outstanding at December 31, 2002                                 -
                                     Granted                                                                 3,000,000
                                     Forfeited                                                                 -
                                     Exercised                                                                                        -
                                     Outstanding at December 31, 2003                              3,000,000

                                     Granted                                                                                           -
                                     Forfeited                                                                                         -
                                     Exercised                                                                                        -
                                     Outstanding at December 31, 2004                              3,000,000
                                                                                                                               =======

The 500,000 options granted to directors in 2003 are vested as follows; 212,500 in 2003, 237,500 in 2004 and 50,000 in 2005. The 2,500,000 options granted to officers in 2003 are vested as follows; 625,000 each year from 2003 to 2006.

Following is a summary of the status of options outstanding at December 31, 2004:

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.15	3,000,000	8.58 yrs	$0.15	1,700,000	$.15

Stock-based compensations recognized during the years ended December 31, 2004 and 2003 were $-0-.

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3.625%, an expected life of 10 years and expected volatility of 100%.

Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising. The Company expenses advertising costs as incurred.

Segment Reporting. Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Following is a summary of segment information by geographic unit for the year ended December 31, 2004:

	CA	NV	ND	TOTAL
Sales & Rental Income	$357,541	$314,221	$267,901	$939,663
Net income (loss)	(2,911,766)	283,122	(78,404)	(2,707,048)
Total Assets	2,207,627	1,292,625	15,184	3,515,436
Capital Expenditure	80,348	0	0	80,348
Depreciation and amortization	44,713	42,672	0	87,385

Following is a summary of segment information by geographic unit for the year ended December 31, 2003:

	CA	NV	ND	TOTAL
Sales & Rental Income	$136,953	$305,025	$209,172	$651,150
Net income (loss)	(2,611,512	30,122	(323,548)	(2,904,938)

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

Total Assets	2,182,332	2,533,062	767,650	5,483,044
Capital Expenditure	5,850	0	57,017	62,867
Depreciation and amortization	13,417	38,842	27,855	80,114

Recent accounting pronouncements. In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business. During 2004, the Company acquired a shopping center in Las Vegas, Nevada. The Company entered into a tenant-in-common agreement on May 14, 2004 with Denver Fund, LLC to purchase a shopping center in Las Vegas, Nevada. The Company owns a 51% interest in the property. Both parties to the agreement are jointly and severally liable for the obligations of the property and share in management decisions. The agreement provides the minority tenant with a preferential return on profits while operating losses are allocated based upon the pro-rata ownership interest. Additionally, the Company sold the hotel in Dickinson, North Dakota and a shopping center in Las Vegas, Nevada held in a subsidiary.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

		Estimated Life
Land	$ 46,300
Buildings and improvements	1,975,560	39 years
Leasehold improvements	7,202	2 - 10 years
Furniture, fixture and equipment	12,317	3 - 7 years
	2,041,379
Less accumulated depreciation	(85,458)
	$ 1,955,921

During 2003, the Company recognized an impairment loss of $448,000, representing the entire basis on the T-Rex Plaza Mall, because estimated future cash flows from existing leases did not support the carrying value. The impairment was included in “Other income (loss)” in the financial statements for the year ended December 31, 2003. On August 1, 2003, the Company acquired the Hospitality Inn (“the Hotel”), a 149 room full service hotel complete with meeting and banquet rooms as well as a restaurant and bar on leased land. The Hotel was sold October 31, 2004. and for details please refer Note 17..

Depreciation expense at December 31, 2004 and 2003 was $87,385 and $80,114, respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors, officers and shareholders of SDIC. During 2004 and 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At December 31, 2004, the outstanding balance totaled $166,617 with $23,190 in accrued interest.

Leonard, et al. During 2004 the Company’s Hospitality Inn leased land from a former director and significant shareholder of the Company, Sumiye Leonard, her spouse, a significant shareholder, Robert Leonard, and the Akira and Hisako Imamura Family Trust, which is managed by the sister of Sumiye Leonard prior to its sale in October 2004. During 2004 and 2003, the Company paid $104,000 and $50,000, respectively, in land lease payments. Additionally, Robert Leonard was paid $5,000 for services rendered in connection with the sale of 100,000 shares of Series B preferred stock.

C. Wayne Sutterfield (Sutterfield). At December 31, 2004, the Company owed Sutterfield, a director and significant shareholder, two notes, $67,000 and $71,630 secured by 2nd trust deed on the T-Rex Plaza Mall and a 3rd trust deed on 5030 Campus. The notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield in 2004 and 2003 totaled $24,229 and $18,743, respectively. There is also $10,331 in accrued interest payable. The Company retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

William S. Biddle (Biddle). Biddle (director, officer and shareholder) and Sumiye Onodero-Leonard (former director and shareholder) loaned $150,000 to the Company; under a note secured by a 2nd trust deed on Spencer Springs, interest at 12% due August 17, 2004, with a six-month renewal option. On August 17, 2004, the Company exercised its option to extend the loan for six months to February 17, 2005. Biddle and Leonard each received 25,000 shares of common stock when the loan was initially made and received an additional 25,000 shares of common stock for the extension. During 2004, Biddle and Leonard each received payments of $6,000 for interest. The note was repaid on October 28, 2004.

Biddle also receives a monthly fee of $2,500 from Nationwide Commercial Brokers, Inc. (“NCB”) in exchange for providing his brokers’ license to NCB. At December 31, 2004, the Company has an outstanding fees payable totaling $30,000.

In December 2004, the Company sold 37% interest in its Spencer Springs subsidiary to Biddle and Robert Leonard (major shareholders) for $200,000. Subsequently, in March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, which is comprised of $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note is secured by a $950,000 second trust deed on a shopping center located in Las Vegas, Nevada, formerly owned by the Company (Spencer Springs). (Note 15)

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there are two outstanding loans due Prime Time totaling $86,500 all of which bears interest at 15%, secured by the underlying property, and maturing through 2005.

NOTE 6 - Notes Payable - Related Parties

Unsecured note, bearing interest at 9%, interest only, due on demand	$ 166,617

Interest expense on the notes payable - related parties amounted to $12,124 and $11,621 for the year ended December 31, 2004 and 2003, respectively.

NOTE 7 - Notes Payable

Unsecured note, bearing interest at 9%, due on June 20, 2005,                                                                                       $19,980

Secured line of credit, bearing interest at 5.25%, due on Nov 30, 2005                                                                           232,000

Total notes payable                                                                                                                                                              $251,980

Less current portion                                                                                                                                                             (251,980)

Long term portion of note payable                                                                                                                                    $       -0-

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

NOTE 8 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2005, secured by 1st trust deed on Katella Center	$ 370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 5.875%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	702,341
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Mortgage note, bearing interest at 12%, due on July 19, 2006, secured by 1st trust deed on T-Rex Plaza Mall	224,949
Total mortgages payable	$ 1,407,290

NOTE 9 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2006, secured by 2nd trust deed on T-Rex Plaza Mall	$ 67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Mortgage note, bearing interest at 15%, due on Nov 19, 2005, secured by 1st trust deed on vacant lot, Dickinson, North Dakota	60,000
Mortgage note, bearing interest at 15%, due on July 1, 2005, secured by 2nd trust deed on Katella Center	25,000
Total mortgages payable- related parties	$ 223,630

Interest expense on the Mortgages payable - related parties amounted to $43,456 and $34,783 for the year ended December 31, 2004 and 2003, respectively.

NOTE 10 - Payroll Liabilities

The Company has payroll liabilities of $615,102 which is comprised of $544,444 accrued payroll for four officers and $70,658 accrued payroll taxes.

NOTE 11 - Stockholders’ Equity

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

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

On August 19, 2004, the Company obtained a written consent from the holders of a majority of its outstanding shares of Common Stock and Series B Preferred Stock to amend the Certificate of Designation. Such consent amends the terms of the Series B Preferred Stock to permit the Board of Directors to permit conversion of the Series B Preferred Stock into Common Stock prior to the expiration of the two-year prohibition on conversion. All 250,000 shares of Series C Preferred Stock also consented to the amendment. The amendment to the Certificate of Designation became effective October 28, 2004. After approval to amend the Certificate of Designation, 5,839,479 shares of Series B Preferred Stock were converted to Common Stock.

During the year ended December 31, 2004, the Company had the following equity transaction:

The Company issued 100,000 shares of Series B Preferred stock for cash amounting $45,000.

The Company acquired a first mortgage deed through stock issuances, in the amount of $33,930.

The Company issued 250,000 shares of Series C preferred stock valued at $367,500 for acquisition of an equity interest in a property in Las Vegas, Nevada.

The Company issued 474,765 shares of common stock for consulting services, valued at $697,972.

The Company issued 100,000 shares of common stock, divided equally amongst two shareholders in exchange for loan incentive valued at $77,547.

The Company issued 500,000 shares of common stock in exchange for consulting services valued at $560,053. At December31, 2004, $420,000 of these services had been rendered and is included in operating and administrative costs. The remaining $140,000 is reflected as prepaid consulting fees, a component of stockholder’ equity, a contra equity account.

NOTE 12 - Stock Incentive Plans

In November 2003, the Board of Directors adopted and the Shareholders approved two stock incentive plans: the Secured Diversified Investment, Ltd. 2003 Stock Incentive Plan (Employee Stock Plan) and the Secured Diversified Investment, Ltd. 2003 Non-employee Directors Stock Incentive Plan (Directors Stock Plan). Both Plans require a The Plans terminate in November 2013

Employee Stock Plan. The Employee Stock Plan authorizes up to a maximum of 10,000,000 shares of common stock for employees, consultants and other independent advisors. The plan permits the issuing of shares or the granting of options. The exercise price is to be determined by the Plan Administrator (currently the Board), but at no time will the price be less than the fair market value on the date of grant. Additionally, the Plan Administrator establishes the vesting period. Generally, the options expire ten years after the date of grant. The plan provides for “cashless exercise” of the options, so the optionee has the choice of paying cash, converting unpaid salaries or services, or surrendering common stock owned by him with a value equal to

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

the exercise price. As discussed more fully in Note 11, the Company executed employment contracts with its officers, which obligates the Company to issue 1,100,000 shares of stock and 2,500,000 options, leaving 6,400,000 shares of common stock available under the Employee Stock Plan.

Directors’ Stock Plan. The Directors Stock Plan authorizes up to a maximum of 5,000,000 shares of common stock for non-employee directors. The plan permits the issuing of shares or the granting of options. The exercise price is the fair market value on the date of grant. Each Board member is automatically awarded 100,000 shares and 100,000 options upon becoming a Board member, and is awarded 100,000 options on each anniversary date thereafter. The options vest over two years on a quarterly basis, and expire ten years after the date of grant. The plan provides for “cashless exercise” of the options, so the optionee has the choice of paying cash, converting unpaid salaries or services, or surrendering common stock owned by him with a value equal to the exercise price. Upon exercising the option, the non-employee director is required to pay or make adequate provision for all withholding obligations of the Company.

NOTE 13 - Loss Per Share

Following is a reconciliation of net loss and weighted average number of shares outstanding, in the computation of loss per share for the years ended December 31, 2004 and 2003.

	2004	2003
Net loss	$(2,707,048)	$(2,904,938)
Less preferred stock dividends	-	-

Net loss available to common shareholders	$(2,707,048)	$(2,904,938)

Basic weighted average shares outstanding	9,848,337	5,107,950
Dilutive potential common shares	-	-
Diluted weighted average shares outstanding	9,848,337	5,107,950

Basic and diluted net loss per share	$(0.27)	$(0.57)

Potential common shares excluded from diluted
weighted average shares outstanding because of
their anti-dilutive nature:
Convertible Series A, B and C preferred stock	7,489,211	12,922,861
Options granted, not yet exercised	3,000,000	3,000,000

	10,489,211	15,922,861

NOTE 14- Commitment and Contingencies

Deferred maintenance. The Company has determined that T-Rex Plaza Mall needs repairs to its

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

roof, heating and air conditioning ventilation units, the facade and parking lot. During 2004 the Company spent $30,870 repairing the parking lot. The estimated costs for said repairs are between $250,000 and $350,000.

Lease agreements. The Company is obligated under various ground leases (T-Rex Plaza Mall, Katella Center, and 5030 Campus), which include CPI increases, and an office lease requiring monthly payments through 2053.

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. The employment agreements provide for the issuance of common stock and options vesting over the term of the agreement and expire 10 years from the date of grant. The Board did not approve the Stock Incentive Plan until late in 2003; therefore, no options were granted or stock issued during 2003. The options, once granted, are convertible to common stock at $0.15/share. Twenty-five percent of the options vest immediately and the remaining options vest ratably over the term of the agreements on each officer’s anniversary date. Under the terms of the agreements, the Company is obligated to issue 1,100,000 shares of common stock and grant 2,500,000 options. At December 31, 2004, approximately $544,444 in officers’ salaries and $32,347 in Directors’ compensation were unpaid. No amount was expensed related to the options granted as the exercise price per share exceeded the market price per share on the effective date of grant.

Unpaid taxes. The Company has not paid approximately $10,039 in 2004 property taxes on the T-Rex Plaza Mall due March 1, 2005, and approximately $11,495 in property taxes and penalties on 5030 Campus Drive due December 10, 2004. These amounts are currently delinquent. At December 31, 2004, the Company had $28,406 in unpaid payroll tax liabilities. These payroll tax liabilities have been paid subsequent to December 31, 2004.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2005	326,546	251,617	644,744	1,063,869	2,286,776
2006	358,416	138,630	247,713	575,831	1,320,590
2007	281,434	-	22,764	-	304,198
2008	285,007	-	132,764	-	417,771
2009	288,652	-	22,764	-	311,416

	$ 1,540,055	$ 390,247	$ 1,070,749	$ 1,639,700	$ 4,640,751

The lease expenses were $348,186 and $170,031 for the year ended December 31, 2004 and 2003, respectively.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

NOTE 15 -Equity Investments in Real Estate

The Company entered into a tenant-in-common agreement on May 14, 2004 with Denver Fund, I to purchase a shopping center in Las Vegas, Nevada. The Company owns a 51% interest in the property and accounts for this interest under the equity method. Both parties to the agreement are jointly and severally liable for the obligations of the property and share in management decisions. The agreement provides the minority tenant with a preferential return on profits while operating losses are allocated based upon the pro-rata ownership interest. The following information is a summary of the balance sheet as of December 31, 2004:

Current Assets                                                   $    11,764
Property and equipment, net                             5,887,821
Other Assets                                                            41,876
Total Assets                                                        5,941,461

Current Liabilities                                                    74,230
Other Liabilities                                                     232,422
Long-Term Debt                                                 4,069,152
Total Liabilities                                                   4,375,804
Equity                                                                   1,565,657
Total Liabilities and Equity                            $ 5,941,461
                                                                            ========

Total revenues and net loss for the year ended December 31, 2004, were $368,186 and $103,286, respectively. The Company’s 51% of loss, $52,676, from property operations for the year ended December 31, 2004, was included in other income and losses in the accompanying consolidated statements of operations. The long term debt is subject to a prepayment penalty should the Company and Denver Fund I chose to repay the entire amount of the debt prior to maturity. As of December 31, 2004, the estimated prepayment penalty was $510,127.

Note 16 - Disposal of Discontinued Operation

The Company sold and discontinued its hotel operations in 2004. Property and equipment from the hotel operations as of October 31, 2004 was as follows:

Property                                                                      $ 575,122
Equipment                                                                       64,075
                                                                                                                        639,175
                                Accumulated depreciation                             (42,724)
Net book value of property sold                            $ 596,473
Net liabilities assumed &
                                       expenses incurred                                                  50,727
                                Value of asset received                                               (46,300)
                                Cash received                                                             (300,000)
Total consideration received                                   (346,300)
Escrow costs                                                                   4,774
Total loss on disposal                                             $305,674
                                                                                                                    =======

The loss from the disposal of $305,674 and the loss from operation through October 31, 2004

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

amounting $183,080 have been recorded as loss on disposal of discontinued operations and $30,949 recorded as litigation expenses..

Note 17 - Sale of a Subsidiary

Spencer Springs - On October 28, 2004, the Company completed the sale of the property of Spencer Springs Retail Center in Las Vegas, Nevada, to an unaffiliated third party. The sales price was $3,875,000, consisting of assumption of an existing loan in the principal amount of $2,215,329, a note from the buyer in the amount of $950,000 and $675,000 in cash. The sale resulted in a gain on the disposal of the asset, amounting $1,338,825. The buyer’s promissory note is secured by a second trust deed on Spencer Springs and bears interest at an annual rate of 7%. The note is due and payable in full in three years. In December 2004, the Company sold a 37% interest in its Spencer Springs for $200,000 to Biddle and Robert Leonard (significant shareholder). Subsequently, in March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note is secured by a $950,000 second trust deed on Spencer Springs Retail Center located in Las Vegas, Nevada, formerly owned by the Company.

The Company repaid $150,000 note held by Biddle and Onodera-Leonard secured by a second trust deed on Spencer Springs Retail Center on October 28, 2004.

Note 18 - Income Taxes

No provision was made for Federal income tax for the year ended December 31, 2004 and 2003, since the Company had significant net operating loss. In the year ended December 31, 2004 and 2003, the Company incurred net operating losses for tax purposes of approximately $2,197,000 and $793,000, respectively. Total net operating losses carry forward at December 31, 2004 and 2003 for Federal and State purpose were $2,996,000 and $799,000, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2003, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2004 and 2003 was approximately $1,198,000 and $320,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                                                                                                        December 31,2004                             December 31, 2003
Deferred tax asset
Net operating losses                                                                                             $ 1,198,000                                             $ 320,000
Less: valuation allowance                                                                                      (1,198,000)                                             (320,000)
                                                                                                                                  $               -                                             $            -
                                                                                                                                 =========                                           ========

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                                                                                                                       December 31, 2004                                      December 31, 2003

Tax expense (credit) at statutory rate-federal                                                              (34)%                                                              (34)%
State tax expense net of federal tax                                                                                (6)                                                                     (6)
Changes in valuation allowance                                                                                      40                                                                     40
                        Tax expense at actual rate                                                                                                  -                                                                         -
                                                                                                                                                                   =====                                                              =====

Income tax expense consisted of the following:

	2004	2003
Current tax expense:
Federal	$-	$-
State	2,400	2,400
Total Current	$2,400	$2,400

Deferred tax credit:
Federal	$747.000	$270,000
State	132,000	48,000
Total deferred	$879,000	$318,000
Less: valuation allowance	(879,000)	(318,000)
Net Deferred tax credit	-	-

Tax expense	$2,400	$2,400

Note 19 - Subsequent Events

At December 31, 2004, the Company was a holder of a promissory note secured by a first mortgage deed on a single family residence in the amount of $33,798. The Company sold the note to an unrelated party in March 2005 for $28,000. The loss of $5,798 was included in loss on sale of notes in the accompanying financial statements as of December 31, 2004.

In March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007.

On March 25, 2005, the Company and its affiliates entered into a Settlement Agreement and Mutual Release with Grand Dakota Management, LLC and its affiliates to resolve any and all disputes rising from the sale of the Hospitality Inn. The Company paid the amount of $30,949.59. This amount was accrued in the year ended December 31, 2004.

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2004

breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. The Complaint seeks damages in an amount including $116,358.80 of unpaid salary, $16,666.666 for one month unpaid vacation time, $5,548.27 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288.00 plus a statutory penalty of $16,666. Mr. Leon also seeks a grant of options to purchase $250,000 of Company Common Stock. The Company intends to vigorously defend the action. Given the early stage of litigation, the likelihood of an unfavorable outcome cannot reasonably be estimated, however, the estimated amount of the potential loss is approximately $140,000.00 plus costs of defense. This amount of $140,000 was accrued in the financial statement for the year ended December 31, 2004.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on his evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each director and executive officer and the term of office of each as of December 31, 2004. For changes in management subsequent to year end, see “Subsequent Changes to Management” below.

NAME	AGE	POSITION	DIRECTOR CLASS
Clifford L. Strand	58	Chairman of the Board, President	III
William S. Biddle	76	Director, Vice President	II
Jay Kister	30	Director	III
Bruce E. Duquette	49	Director	I
Ron Robinson	73	Director	I
Wayne Sutterfield	69	Director	II
Munjit Johal	49	Chief Financial Officer
Gernot Trolf	60	Chief Operating Officer

The Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the will of the Board of Directors. As of the date hereof, the Board of Directors has one vacancy due to the February 2005 resignation of Pamela Padgett.

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

William S. Biddle. Director and Vice President, Marketing. Mr. Biddle has over 37 years experience in the real estate industry, he is a member of the Society of Exchange Counselors. Mr. Biddle is a past recipient of the Clifford P. Weaver Memorial Award a national award for the most creative exchange. He is also a past president of National Exchange Counselors. In 1979, he received the designation of Certified Commercial Investment Member from the National Association of Realtors. Mr. Biddle currently owns two brokerages. He purchased Commercial Brokers, a commercial real estate brokerage firm in Las Vegas, Nevada, in 1993. He founded Friendly Hills Realty, a brokerage specializing in high end residential real estate in 1987. Friendly Hills Realty’s principal office is located in Whittier, California.

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

Bruce E. Duquette. Director. Mr. Duquette was appointed to the Board of Directors in December 2004. Mr. Duquette is a Vice President and Financial Consultant with US Bancorp Investments and Insurance, Newport Beach, California, and has been an employee of US Bancorp since May 1999. Since 1985, Mr. Duquette has also been a licensed Realtor with Century 21 Advantage, Cypress, California. Mr. Duquette has served as the Vice President of the Orange County Multiple Listing Service from 1992 to 1994. He currently serves as the State Director of the California Association of Realtors. Mr. Duquette received a BS in Management from Pepperdine University.

Ron Robinson. Director. In 1999 Mr. Robinson founded Park Place Properties, LLC, a private real estate development company that has developed office buildings in Las Vegas, Nevada. In 1989, Mr. Robinson founded President of National Commercial Properties, a private company that brokered tax-free exchanges and packaged commercial loans for institutional investors and continued to be a principal through 1998. In 1989, Mr. Robinson also founded “The Mortgage Mart”, a private mortgage company of which he was President until 1998. Mr. Robinson was co-founder of Oasis Residential, a publicly traded real estate investment trust that was ultimately acquired by Camden Properties. Mr. Robinson also served as the President of Crowne Ventures Corporation, a NASDAQ listed company that acquired real property, including the Continental Hotel, Las Vegas, Nevada. Mr. Robinson is also a member of the Society of Exchange Counselors.

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

Gernot Trolf. Chief Operating Officer. Since 1996, Mr. Trolf has served as the Chief Operating Officer of Seashore Diversified Investment Company, a real estate investment trust. As the Chief Operating Officer, Mr. Trolf was primarily responsible for overseeing the day-to-day operations of the company. In 1993, he founded and continues to own AATIC a private commodity brokerage. From 1994 to 1997, Mr. Trolf owned The Stagecoach Restaurant a continental restaurant specializing in Austrian, German and continental fare in Alpine, California. From 1994 to 1996, Mr. Trolf was the Director of Food and Beverage for the Algonquin Hotel in New York and held to same position at the Regency Hotel in New York from 1991 to 1994. Mr. Trolf was the General Manager of the Nova Park Hotel in New York from 1979 to 1982. Mr. Trolf is a former vice president of the Food & Beverage Association of America and a member of the Board of Directors of The 400,000 Committee for Austrians living abroad. Mr. Trolf speaks German, French, English, Spanish and Norwegian.

Involvement in Certain Legal Proceedings

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

Subsequent Changes in Management

                On January 11, 2005, the Board of Directors terminated Luis Leon as the Chief Executive Officer. See Item 3. “Legal Proceedings” above.

Pamela Padgett resigned as a director of the Company on February 28, 2005.

Appointment of New President. Effective as of April 5, 2005, the Board of Directors appointed Clifford L. Strand as the Chief Executive Officer and Mr. Strand resigned his position as President. The Company appointed Jan Wallace to serve as the President for a term of six months, subject to earlier termination. Ms. Wallace will receive approximately 54,900 shares of Common Stock as compensation for her services as President. Ms. Wallace is a principal of Wallace Black Financial & Investment Services (“WB”), which has been engaged as a consultant to perform certain investor relations and public relations tasks. Pursuant to the consulting agreement with WB, the Company has agreed to pay a monthly consulting fee of $10,000. In addition, the Company has granted WB 400,000 shares of restricted Common Stock and options to purchase 400,000 additional shares of Common Stock at exercise prices ranging from $0.50 per share to $2.00 per share. For biographical information on Ms. Wallace is as follows:

Jan Wallace. Ms. Wallace is currently the President of Wallace Black Financial & Investment Services, a private consulting company to private and public companies and individuals for business, financial and Investment strategies. Ms. Wallace has served as the President and CEO of three public companies listed on the Over-The-Counter Bulletin Board: MW Medical from 1998 to 2001; Dynamic and Associates, Inc.; and Claire Technologies, Inc. from 1994 to 1995. From 1987 to 1996, Ms. Wallace was associated with four Canadian companies: Active Systems as Executive Vice President; The Heafey Group, as financial consultant; Mailhouse Plus, Ltd., owner and President; and Pitney Bowes, first female sales executive. Ms. Wallace has a B.A. in Political Science and Economics from Queens University, Kingston, Ontario, Canada.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company during or with respect to the year ended December 31, 2004, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Clifford Strand Chairman of the Board, President	0	0	0
William S. Biddle Director, Vice President	0	0	2
Jay Kister Director	0	0	0
Bruce E. Duquette Director	0	0	1
Ron Robinson Director	0	0	1
Wayne Sutterfield Director	0	0	0
Luis Leon Former Chief Executive Officer	1	1	0

Code of Ethics Disclosure

As of December 31, 2004, the Company had not adopted a Code of Ethics for Financial Executives, which include its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

The Company has begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

The following chart sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last two completed fiscal years to the Registrant’s or its principal subsidiaries’ chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period and the expected compensation for the next twelve months.  Each non-employee director receives $500 per board meeting. Officers who are directors are not paid for attending meetings.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation (1)			Long Term Compensation			All other Compen- sation(2)
					Awards	Payouts
		Salary ($)(1)	Bonus ($)	Other ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP ($)
Clifford L. Strand, President and Chairman (3)	2004	130,000	-0-	-0-	-0-	-0-	-0-	-0-
	2003	82,833	-0-	-0-	500,000	1,000,000	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Luis Leon, Former CEO	2004	34,000	-0-	18,245	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William S. Biddle, Vice President (4)	2004	60,000	-0-	-0-	-0-	-0-	-0-	-0-
	2003	40,000	-0-	-0-	250,000	500,000	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gernot Trolf, Chief Operating Officer	2004	48,000	-0-	-0-	-0-	-0-	-0-	-0-
	2003	34,000	-0-	-0-	250,000	500,000	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Munjit Johal, Chief Financial Officer	2004	69,000	-0-	-0-	-0-	-0-	-0-	-0-
	2003	54,000	-0-	-0-	250,000	500,000	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

________
(1)
Salary information represents the amount actually paid. The amounts agreed to be paid pursuant to the employment agreements with each of Messrs. Strand, Biddle and Trolf are substantially greater but executive officers have agreed to defer a portion of the salary. See “Employment Contracts and Termination of Employment and Change in Control” below.

(2)
All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such yea

(3)
Excludes 124,000 shares and 50,000 shares of Series B Preferred Stock received in connection with the purchase or sale of various Company properties and also excludes commissions or fees paid by third parties in connection with Company transactions. See “Item 12” below.

(4)	Excludes 128,000 shares and 60,000 shares of Series B Preferred Stock received in connection with the purchase or sale of various Company properties.

The Company granted no options during the fiscal year ended December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth information about the beneficial ownership of the Company’s capital stock at December 31, 2004 by:

•	each person or entity who is known by us to own beneficially more than 5.0% of each class or series of our outstanding stock;
•	each of the persons named in the Summary Compensation Table;
•	each of our directors; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the principal address of each of the shareholders below is c/o Secured Diversified Investment, Ltd., 4940 Campus Drive, Newport Beach, California 92660.

Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock held by them.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Wayneutterfield (1)	Common Stock	2,246,549	13.52%
	Series A Preferred Stock	827,326	11.69%
Clifford L. Strand (2)	Common Stock	2,318,529	13.74%
	Series A Preferred Stock	511,588	7.23%

William S. Biddle (3)	Common Stock	2,378,962	14.27%
	Series A Preferred Stock	139,559	1.97%
	Series B Preferred Stock	50,000	31.08%
Sumiye Onodera Leonard (4)	Common Stock	1,093,289	6.58%
	Series A Preferred Stock	547,162	7.73%
Anthony Giangrande(5)	Common Stock	1,478,690	9.03%
	Series A Preferred Stock	68,555	*
Robert J. Leonard (6) P.O. Box 2089 Huntington Beach, CA 92647	Common Stock	892,035	5.45%
	Series A Preferred Stock	611,890	8.64%

Gernot Trolf (7)	Common Stock	820,707	4.94%
	Series A Preferred Stock	441,411	6.24%
Munjit Johal (8)	Common Stock	500,000	3.00%
Jay Kister (9)	Common Stock	469,943	2.83%
	Series A Preferred Stock	9,887	*
Pamela Padgett (9)	Common Stock	360,648	2.17%
	Series A Preferred Stock	21,296	*
Ron Robinson (9)	Common Stock	350,000	2.11%
Bruce E. Duquette (10)	Common Stock	0	*
All Officer and Directors as a group (nine persons)	Common Stock	9,285,464	50.72%
	Series A Preferred Stock	1,951,067	27.56%
	Series B Preferred Stock	50,000	31.08%
* Less than one percent.

(1) Includes 1,111,814 shares of Common Stock and 186,357 shares of Series A Preferred Stock held by Lincoln Trust over which Mr. Sutterfield disclaims beneficial ownership. Includes 332,000 shares of Common Stock held through REIT, LLC. Includes 100,000 shares of restricted stock to be issued under the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(2) Includes 41,015 shares of Common Stock and 82,028 shares of Series A Preferred Stock held for the benefit of Mr. Strand’s wife and children, of which Mr. Strand disclaims beneficial ownership. Includes 334,000 shares of Common Stock held through REIT, LLC. Includes 500,000 shares of restricted stock agreed to be issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 500,000 shares immediately exercisable or exercisable within sixty days.

(3) Includes 1,075,088 shares of Common Stock and 139,559 shares of Series A Preferred Stock held by the William S. Biddle Family Trust of which Mr. Biddle disclaims beneficial ownership. Includes 159,874 shares of

Common Stock held indirectly through Mr. Biddle’s ownership interest in The Palo Verde Center. Includes 334,000 shares of Common Stock held through REIT, LLC. Includes 250,000 shares of restricted stock agreed to be issued upon approval of the 2003 Employee Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(4) Ms. Leonard is a former director having resigned in October 2004 and is the spouse of Robert J. Leonard, an owner of more than 5% of the outstanding capital stock of the Company. Includes 340,259 shares of Common Stock and 568,101 shares of Series A Preferred Stock held by the Onodera Family Trust of which Mrs. Leonard disclaims beneficial ownership. Includes 500,000 shares of Common Stock held through REIT, LLC. Includes 100,000 shares of restricted stock agreed to be issued upon approval of the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(5) Includes 878,283 shares of Common Stock held of record by Anthony Giangrande Family Trust, 134,698and 371, 432 shares held of record respectively through Mr. Giangrande’s ownership interest in The Palo Verde Center and The Kellogg Business Center, over which Mr. Giangrande may have voting control but of which he disclaims beneficial ownership.

(6) Includes 500,000 shares of Common Stock held through REIT, LLC. All other shares held by the Robert J. Leonard Family Trust of which Mr. Leonard disclaims beneficial ownership.

(7) Includes 7,304 shares of Common Stock and 14,606 shares of Series A Preferred Stock held in trust for Mr. Trolf’s children, of which Mr. Trolf disclaims any beneficial ownership. Includes 100,000 shares of restricted stock agreed to be issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(8) Includes 250,000 shares of restricted stock to be issued under the 2003 Employee Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(9) Includes 100,000 shares of restricted stock agreed to be issued upon approval of the 2003 Non-Employee Director Stock Incentive Plan. Includes options to purchase 250,000 shares immediately exercisable or exercisable within sixty days.

(10) Mr. Duquette is entitled to receive 100,000 shares of Common Stock and options to purchase 500,000 shares of Common Stock for his service as a director pursuant to the 2003 Non-Employee Director Stock Incentive Plan. Mr. Duquette has elected not to receive such shares and options and has indicated a desire to contribute the shares to a charitable organization of his choice.

Item 12. Certain Relationships and Related Transactions

The Company has numerous relationships with or among related parties and has entered into numerous transactions with related parties. See Note 5 to the Financial Statements.

Acquisitions from Related Parties. The Company completed an Asset Purchase Agreement with Seashore Diversified Investment Company. Seashore may be deemed to a related party to the Company through common management and control. Officers and directors of the Company owned approximately 22.1% of the limited partnership interests in Seashore. There was no independent appraisal received by the Company with respect to the assets of Seashore, and there can be no assurance that the number of shares of the Company paid for the assets of Seashore was fair and reasonable. The Company issued 2,461,607 common shares and 4,997,807 Series A preferred shares to Seashore to acquire Katella Center in Orange, California, T-Rex Plaza Mall in Dickinson, North Dakota, 50% interest in Spencer Springs LLC and 50% interest in Decatur Center LLC. Spencer Springs and Decatur Center each own a shopping center in Las Vegas, Nevada.

The Company acquired the Hospitality Inn of Dickinson, North Dakota and Dickinson Management Company from Seacrest Partners, L.P. in exchange for shares of common stock and preferred stock Officers and Directors of the Company owned a majority of the limited partnership interests of Seacrest Partners, L.P. There was no independent appraisal received by the Company with respect to the Hospitality Inn, and there can be no assurance that the number of shares of the Company paid for the assets of Seacrest was fair and reasonable. The Company issued 1,445,029 common shares and 2,464,971 preferred A shares to Seacrest to acquire the Hospitality Inn.

Leonard, et al. The Hospitality Inn leased land from a former director of the Company, Sumiye Leonard, her husband, a significant shareholder, Robert Leonard, and the Akira and Hisako Imamura Family Trust that is managed by the sister of Sumiye Leonard. During 2003 and 2004, the Company made lease payments of $50,000 and $109,000, respectively.

Clifford L Strand (Strand) and William S. Biddle (Biddle). Strand and Biddle received 50,000 shares each of Series B preferred stock when the Company purchased their collective 11.5% interest in DCB LLC. Additionally, Biddle holds two notes due from the Company totaling $274,250. One note bears interest at 7.05% and matures in 2008. The other note bears interest at 10% and matures in 2004. Both are secured by the underlying property and have been repaid

Sales of Assets to Related Parties.

The Company has sold several assets to related parties. Each of William S. Biddle and Robert J. Leonard purchased membership interests in Spencer Springs, LLC for $200,000. The sole asset of Spencer Springs, LLC was the promissory note of Roger Anderson in the principal amount of $950,000 due October 28, 2007. Messrs. Biddle and Leonard effectively acquired an interest of $350,000 of the promissory note.

The Company subsequently sold its entire interest in Spencer Springs, LLC to Messr. Biddle $300,000 in cash and a promissory note of $277,777 due October 28, 2007. The note bears interest at an annual rate of 3%.

The Company sold a promissory note in the principal amount of $425,000 secured by a restaurant in Highland, California to William S. Biddle for $400,000.

The Company believes that each of such sales was on terms no less favorable to the Company than those available in arms-length transactions from third parties.

Payment of Commissions to Officers. From time to time other parties to transactions with the Company have paid certain officers and Directors of the Company commissions or fees in connection with the acquisition or disposition of real estate properties or the consummation of financing activities. Generally, such fees or commissions were paid pursuant to agreements entered into between the officer or Director and the other party prior to date on which the officer or Director joined the Company.

Wayne Sutterfield paid $25,000 in commission to Clifford L. Strand, its CEO, President and Director, for services rendered in connection with the land sale and ground lease back of the 6.66 acres underlying the T-Rex Mall acquired by the Company on March 31, 2003.

The members of Decatur Square, LLC paid a commission of 50,000 and 60,000 shares of Series B Preferred Stock to Clifford L. Strand and William S. Biddle, respectively, in connection with the acquisition of the remaining interests in Decatur Square, LLC.

In November 2003, Clifford L. Strand and William S. Biddle were paid 124,000 and 128,000 shares of Series B Preferred Stock, respectively, in connection with the acquisition of the remaining interest in Spencer Springs, LLC.

Loans from Related Parties. The Company has borrowed funds from numerous related parties. See Footnote 6 to the Financial Statements. The terms of such loans were negotiated between the officers of the Company and the related party, and may not have been done on an arm’s-length basis. The Company does not believe that financing from any unrelated third party would have been available on terms more favorable to the Company than those available from the related party.

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. During 2004, Prime Time extended three loans totaling $86,500 to the Company, all of which bear interest at 15%, are secured by the underlying property and mature through 2005.

Seashore Diversified Investment Company (Seashore). Certain of the Company’s directors and officers were also directors, officers and shareholders of Seashore. During 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At December 31, 2004, the outstanding balance totaled $166,617 with $23,190 in accrued interest due.

C. Wayne Sutterfield (Sutterfield). The Company owed Sutterfield, a director and significant shareholder, $138,630 under two separate notes. The notes bear interest at 8% and are due in 2006. Also in 2003, Sutterfield advanced the Company $21,000; the advance is non-interest bearing and is due on demand. Additionally, Sutterfield is a minority owner in DCB LLC. Under the terms of the operating agreement, the Company pays Sutterfield a preferred return on his investment and retains the right to acquire all his interests.

Biddle and Leonard. During 2004, Biddle and Leonard loaned the Company $150,000 bearing an interest rate of 12%. The obligation was secured by real estate. The obligation was repaid in October 2004.

                  Interest in Tenant. Two officers and directors of the Company, Clifford L. Strand and William S. Biddle have acquired membership interests in a tenant of The Cannery West. The tenant used the cash invested by the officers to complete tenant improvements and other move-in costs. The Company believes that the lease between The Cannery West and the tenant are on terms no less favorable to the Company than those available in an arm’s-length transaction with unrelated third parties.

Item 13. Exhibits

Exhibit Number	Description
3.1.1	Articles of Incorporation, as amended (1)
3.1.2	Amendment to the Articles of Incorporation (4)
3.2	By-laws (1)
4.1	Merger Agreement with Book Corporation of America (1)
4.2	2003 Stock Incentive Plan (2)
4.3	2003 Non-Employee Director Stock Incentive Plan (2)
10.1	Asset Purchase Agreement with Seashore Diversified Investment Company (3)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
(1)  Previously filed on Schedule 14A filed July 10, 2002.
(2)  Previously filed on Form S-8 (file no. 333-111152) filed December 15, 2003.
(3) Previously filed on Form 10-KT filed on April 15, 2003.
(4) Previously filed on Form 10-KSB filed on May 24, 2004

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of its annual financial statements, review of its financial statements included in its quarterly reports and other fees that are normally provided by the Company’s accountant in connection with its audits during the fiscal years ended December 31, 2004 and 2003 were $82,784 and $60,000, respectively.

Audit Related Fees

The Company did not pay any fees for assurance and related services by the Company’s principal accountant, other than amounts previously reported in this Item 14 for the fiscal years ended December 31, 2004 and 2003.

Tax Fees

The Company did not pay its principal accountant for any professional services related to tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2004 and 2003.

All Other Fees

During the fiscal year ended December 31, 2004, and 2003, the Company’s principal accountant did not provide any other services and accordingly did not bill the Company any other fees for the fiscal years ended December 31, 2004 and 2003, except as provided above.

Audit Committee

The Company’s audit committee consists of Jay Kister and Wayne Sutterfield and has pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                                                                                                               Secured Diversified Investment, Ltd.

Date: May 18, 2005                                                                                             /s/ Clifford L. Strand
                                                                                                                               Clifford L. Strand, Chief Executive Officer

Date: May 18, 2005                                                                                            /s/ Munjit Johal
                                                                                                                             Munjit Johal, Chief Financial Officer