Form 10QSB
period 2005-03-31
SECURED  DIVERSIFIED INVESTMENT LTD
filed 2005-06-07
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-30653

Secured Diversified Investment, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4940 Campus Drive, Newport Beach, California, 92660
(Address of principal executive offices)

(949) 851-1069
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,016,984 shares of Common Stock as of April 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of March 31, 2005;
(b)	Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Consolidated Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Unaudited Consolidated Balance Sheet
March 31, 2005

ASSETS

Properties, net of accumulated depreciation of $92,348	$1,952,502
Equipment, net of accumulated depreciation of $4,973	10,755
Cash and cash equivalents	42,042
Receivables	22,013
Note Receivable	341,277

Prepaid Expenses	19,161
Restricted cash	470,000
Other Assets	13,777
Total Assets	$2,871,528

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgages payable	$1,401,942
Mortgages payable, related parties	223,630
Notes payable	350,480
Notes payable, related parties	166,449
Interest payable	40,313
Payroll liabilities	731,481
Accounts payable, accrued expenses and other liabilities	446,637
Total Liabilities	3,360,932

Minority Interest	140,562

STOCKHOLDERS' DEFICIT

Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,078,350 issued & outstanding	70,784
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 160,861 issued & outstanding	1,609
Series C Preferred Stock, 22,500,000 shares authorized,
$0.01 par value, 250,000 shares issued & outstanding	2,500
Common Stock, 100,000,000 shares authorized, $0.001
par value, 15,016,984 issued and outstanding	15,016
Paid In Capital	8,377,422
Accumulated Deficit	(8,788,688)
Net Income	(308,610)
Total Stockholders' Deficit	(629,967)

Total Liabilities and Stockholder's Deficit	$2,871,528

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Operations
(Unaudited)

	Three months ended March 31
	2005	2004
REVENUES
Rental	$145,771	$140,010
Brokerage	92,589	5,442
Total Revenues	238,359	145,452

OPERATING EXPENSES
General and Administrative Expenses	815,738	446,469

Operating (Loss)	(577,379)	(301,017)

Other Income and Losses
Interest Expense	(51,762)	(97,778)
Interest Income	2,428	5,900
Gain on Equity Investment	15,789
Minority Interest	8,852	6,025
Other	3,300	(2,664)
Total Other Income and Losses	(21,392)	(88,516)

Net Income (Loss) from continuing operations	(598,771)	(389,534)

Discontinued operations:
Net gain on disposal of discontinued operations	290,161	(154,481)

Net Income (Loss)	$(308,610)	$(544,015)

Net income (loss) per share, continuing operations	$(0.06)	$(0.06)
Net income (loss) per share, discontinued operations	$0.03	$(0.02)
Net income (loss) per share	$(0.03)	$(0.08)
Basic and diluted weight average shares	9,848,337	6,553,180

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Cash Flow
(Unaudited)

	Three months ended March 31
	2005	2004

Cash flows from / (to) operating activities:
Net Income (Loss)	$(308,610)	$(544,015)
Adjustment to reconcile net income to net cash used by	-	-
operating activities:	-	-
Depreciation and Amortization	11,864	39,168
Consulting prepaid expense	140,000
Minority Interest	(8,852)	(6,025)
(Gain) on equity investment	(15,789)	-
(Gain) on disposal of subsidiary	(290,161)	-
Increase (decrease) in assets and liabilities	-	-
Receivables	23,010	31,733
Inventory	-	2,489
Note Receivable	(50,000)	400,000
Accounts payable and other	(170,343)	279,507
Accrued interest added to notes payable	5,292	(10,054)
Payroll liabilities	116,379	-
Prepaid Expenses and other	(130,501)	(1,174)
Net cash provided / (used) by operating activities	(677,711)	191,629

Cash flow to investing activities:
Purchase of equipments	(3,591)	-
Investment in real estate	(50,000)	(400,000)
Proceeds from sale of subsidiary interest, net of investment	629,759	-
Net cash provided (used) by investing activities	576,168	(400,000)

Cash flows from financing activities:
Proceeds from stock issuance	-	45,000
Minority Interest	-	34,586
Proceeds on notes payable - related party	15,000	102,000
Proceeds from notes payable	98,500	-
Payments on notes payable - related party	-	20,231
Payments on notes payable	(5,348)	(1,790)
Net cash provided by financing activities	108,152	200,027

Net increase (decrease) in cash	6,609	(8,344)

Cash, beginning period	35,433	125,545

Cash, end of period	$42,042	$117,201

Supplemental disclosures:
Cash paid for interest	$46,470	$107,832
Cash paid for income tax	$800	$-

Non-cash investing and financing activities:
Property acquired through stock issuances, net of debt	$-	$33,930
Stock issued to Directors for Notes Payable	$-	$25,000
Note receivable acquired in real estate sale transaction	$277,777	$-

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 18, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,788,687 as of March 31, 2005. The Company reported a net loss of $308,610 on March 31, 2005. The continuing losses continue to adversely affect the Company’s liquidity. The Company continues to face significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management intends to refinance existing properties and use the proceeds to fund operating shortfalls. There are no assurances that the refinancing will occur or that the cash it generates will be adequate to meet the Company’s cash requirements, which will affect the Company’s ability to continue to operate. In addition, the Company intends to raise additional funds through a private placement of its securities. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2 - Nature of Operations

The Company was incorporated under the laws of the state of Utah on November 22, 1978. On July 23, 2002, the shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is effected by merging the foreign corporation with and into a Nevada corporation. On August 9, 2002, a merger between the Company and Book Corporation of America was completed. Upon completion of the merger Book Corporation of America was dissolved. On September 18, 2002, the OTCBB symbol for the Company’s common stock was changed from BCAM to SCDI. The shareholders also approved amendments to the Company’s Articles of Incorporation to change the par value of the Company’s Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $0.01. On November 15, 2002, the Company Incorporation to change the par value of the Company’s Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $0.01. On November 15, 2002, the Company

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

changed its fiscal year end from October 31 to December 31.

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Currently, the Company owns shopping centers in Dickinson, North Dakota; Las Vegas, Nevada; and Orange, California; the Company also owns a single story office building in Newport Beach, California and an undeveloped vacant lot in Dickinson, North Dakota. The Company is currently focusing on acquiring properties in markets with strong regional economies. However, there are no certainties that the Company will be able to acquire any properties unless it raises capital.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

Following is a summary of segment information by geographic unit for the three months ended March 31, 2005:

	CA	NV	ND	TOTAL
Sales & Rental Income	$169,913	$0	$68,446	$238,359
Net income (loss)	(579,669)	290,161	(19,102)	(308,610)
Total Assets	2,825,228	0	46,300	2,871,528
Capital Expenditure	0	0	0	0
Depreciation and amortization	11,864	0	0	11,864

Following is a summary of segment information by geographic unit for the three months ended March 31, 2004:

	CA	NV	ND	TOTAL
Sales & Rental Income	$82,634	0	$62,818	$145,452
Net income (loss)	(339,987)	712	(203,316)	(544,015)
Total Assets	2,011,636	0	0	2,011,636
Capital Expenditure	0	0	0	0
Depreciation and amortization	11,133		15,088	26,221

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business.

		Estimated Life
Land	$ 46,300
Buildings and improvements	1,971,525	39 years
Leasehold improvements	16,270	2-10 years
Furniture, fixture and equipment	15,728	3-7 years
	2,049,723
	(97,321)
	$ 1,952,502

Depreciation expense at March 31, 2005 and 2004 was $11,864 and $39,168, respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors, officers and shareholders of SDIC. During 2004 and 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At March 31, 2005, the outstanding balance totaled $166,449 with $26,885 in accrued interest.

C. Wayne Sutterfield (Sutterfield). At March 31, 2005, the Company owed Sutterfield, a director and significant shareholder, two notes, $67,000 and $71,630 secured by 2nd trust deed on the T-Rex Plaza Mall and a 3rd trust deed on 5030 Campus. The notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. There is also $11,076 in accrued interest payable. The Company retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies.

William S. Biddle (Biddle). Biddle receives a monthly fee of $2,500 from Nationwide Commercial Brokers, Inc. (“NCB”) in exchange for providing his brokers’ license to NCB. At March 31, 2005, the Company had outstanding fees payable totaling $25,000.

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

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there are two outstanding loans due Prime Time totaling $85,000 all of which bears interest at 15%, secured by the underlying property, and maturing through 2005.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

Robert Leonard (Leonard). Leonard, a significant shareholder of the Company has advanced $15,000 to the Company’s subsidiary, Nationwide Commercial Brokers.

NOTE 6 - Notes Payable - Related Parties

Unsecured note, bearing interest at 9%, interest only, due on demand	$ 166,449

Interest expense on the notes payable - related parties amounted to $3,695 and $2,633 for the three month period ended March 31, 2005 and 2004, respectively.

NOTE 7 - Notes Payable

Unsecured note, bearing interest at 9%, due on June 20, 2005,                                                    $  19,980

Secured line of credit, bearing interest at 5.25%, due on Nov 30, 2005                                          330,500

Total notes payable                                                                                                                             $350,480

Less current portion                                                                                                                            (350,480)

Long term portion of note payable                                                                                                    $    -0-

NOTE 8 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2005, secured by 1st trust deed on Katella Center	$ 370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 5.875%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	697,024
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Mortgage note, bearing interest at 12%, due on July 19, 2006, secured by 1st trust deed on T-Rex Plaza Mall	224,918
Total mortgages payable	$ 1,401,942

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

NOTE 9 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2006, secured by 2nd trust deed on T-Rex Plaza Mall	$ 67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Mortgage note, bearing interest at 15%, due on Nov 19, 2005, secured by 1st trust deed on vacant lot, Dickinson, North Dakota	60,000
Mortgage note, bearing interest at 15%, due on July 1, 2005, secured by 2nd trust deed on Katella Center	25,000
Total mortgages payable- related parties	$ 233,630

Interest expense on the Mortgages payable - related parties amounted to $4,784 and $937.50 for the three month period ended March 31, 2005 and 2004, respectively.

NOTE 10 - Payroll Liabilities

The Company has payroll liabilities of $731,481 which is comprised of $674,197 accrued payroll for four officers and $56,672 accrued payroll taxes.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

NOTE 12- Commitment and Contingencies

Deferred maintenance. The Company has determined that T-Rex Plaza Mall needs repairs to its roof, heating and air conditioning ventilation units, the facade and parking lot. During 2004 the Company spent $29,500 repairing the parking lot. The estimated costs for said repairs are between $250,000 and $350,000.

Lease agreements. The Company is obligated under various ground leases (T-Rex Plaza Mall, Katella Center, and 5030 Campus), which include CPI increases, and an office lease requiring monthly payments through 2053.

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. The employment agreements provide for the issuance of common stock and options vesting over the term of the agreement and expire 10 years from the date of grant. The Board did not approve the Stock Incentive Plan until late in 2003; therefore, no options were granted or stock issued during 2003. The options, once granted, are convertible to common stock at $0.15/share. Twenty-five percent of the options vest immediately and the remaining options vest ratably over the term of the agreements on each officer’s anniversary date. Under the terms of the agreements, the Company is obligated to issue 1,100,000 shares of common stock and grant 2,500,000 options. At March 31, 2005, approximately $674,197 in officers’ salaries and $36,647 in Directors’ compensation were unpaid. No amount was expensed related to the options granted as the exercise price per share exceeded the market price per share on the effective date of grant.

Unpaid taxes. The Company has not paid approximately $10,039 in 2004 property taxes on the T-Rex Plaza Mall due March 1, 2005, and approximately $11,495 in property taxes and penalties on 5030 Campus Drive due December 10, 2004. These amounts are currently delinquent.

Litigation. On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. The Complaint seeks damages in an amount including $116,359 of unpaid salary, $16,667 for one month unpaid vacation time, $5,548.27 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288plus a statutory penalty of $16,666. Mr. Leon also seeks a grant of options to purchase $250,000 of Company Common Stock. The Company intends to vigorously defend the action. Given the early stage of litigation, the likelihood of an unfavorable outcome cannot reasonably be estimated, however, the estimated amount of the potential loss is approximately $140,000 plus costs of defense.

Annual minimum lease payments for the next five years under existing agreements are as follows:

2006	358,416
2007	281,434
2008	285,007
2009	288,652
2010	292,400
Thereafter	14,237,000

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

The lease expenses were $62,329 and $87,686 for the three month periods ended March 31, 2005 and 2004, respectively.

NOTE 13 -Equity Investments in Real Estate

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

The following information is a summary of the balance sheet as of March 31, 2005:

Current Assets	$ 52,097
Property and equipment, net	5,870,862
Other Assets	7,632
Total Assets	5,930,591

Current Liabilities	115,349
Other Liabilities	155,113
Long-Term Debt	4,063,512
Total Liabilities	4,333,974
Equity	1,596,617
Total Liabilities and Equity	$ 5,930,591

Total revenues and net income for the three months ended March 31, 2005, were $196,685 and $30,959, respectively. The Company’s 51% of net income, $15,789, from property operations for the year three months ended March 31, 2005, was included in other income and losses in the accompanying consolidated statements of operations. The long term debt is subject to a prepayment penalty should the Company and Denver Fund I chose to repay the entire amount of the debt prior to maturity. As of March 31, 2005, the estimated prepayment penalty was $510,127.

Note 14 - Sale of a Subsidiary

Spencer Springs, LLC - In December 2004, the Company sold a 37% interest in its Spencer Springs for $200,000 to Biddle and Robert Leonard (significant shareholder). Subsequently, in March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note is secured by a $950,000 second trust deed on Spencer Springs Retail Center located in Las Vegas, Nevada, formerly owned by the Company.

Note 15 - Subsequent Events

William S. Biddle (Biddle). On May 2, 2005, Biddle paid off the outstanding obligation of $277,777 plus all interest in connection with his purchase of the Company’s interest in Spencer Springs.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis

Overview

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.

The Company currently owns and manages a portfolio of four improved real estate properties (three retail shopping centers and one single-story office building) and one unimproved parcel of land. The five properties are located in Las Vegas, Nevada; Dickinson, North Dakota; and Orange County, California.

Recent Developments

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, the Company was served with a Complaint in the matter of Luis Leon v. Secured Diversified Investment, Ltd. (case no. 05CC04651), filed in the Superior Court of California, County of Orange.

On February 28, 2005, the Company received a letter of resignation from Pamela Padgett, effective as of February 22, 2005. Ms. Padgett served on the Audit Committee. The Company does not believe that any disagreement between Ms. Padgett and the Company exists or was the reason for the resignation.

On March 1, 2005, the Company sold its remaining membership interest of 63% in Spencer Springs, LLC to William S. Biddle, a director and officer of the Company. The sole asset of Spencer Springs, LLC was the promissory note of Roger Anderson received in the sale of the Spencer Springs Shopping

Center. The purchase price for the membership interests was $300,000 plus a promissory note for $277,777 due October 28, 2007, bearing interest at 3% per annum. The promissory note was paid on May 2, 2005.

On April 5, 2005, the Board of Directors appointed Clifford L. Strand as the Chief Executive Officer and Mr. Strand resigned his position as President. The Company then entered into an employment agreement with Ms. Jan Wallace to serve as the President for a term of six months, subject to earlier termination. Ms. Wallace is a principal of Wallace Black Financial & Investment Services (“WB”), which has been engaged as a consultant to perform certain investor relations and public relations tasks. Pursuant to the consulting agreement with WB, the Company has agreed to pay a monthly consulting fee of $10,000, of which $8,500 will be paid to Ms. Wallace for her services as an officer of the Company. In addition, the Company has granted WB 400,000 shares of restricted Common Stock and options to purchase 400,000 additional shares of Common Stock at exercise prices ranging from $0.50 per share to $2.00 per share. In consideration for her services as President, Ms. Wallace will also receive approximately 54,900 shares of Common Stock per month during her service. Biographical information on Ms. Black is contained in the Company’s 10KSB, filed earlier this year.

Results of Operations

Income. Income consists of rental income from commercial properties pursuant to tenant leases and brokerage commission earned on purchases and sales. As a result of these operations, the Company had income of $238,359 for the quarter ending March 31, 2005 as compared to income of 145,452 earned during the same period of 2004. The increase was due largely to an increase in Brokerage commissions earned during the current period.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses increased to $815,738 for the quarter ending March 31, 2005, from $446,469 for the quarter ending March 31, 2004. The increase in costs is attributable to prepaid consulting fees, accrued payroll expense, and accounting and legal fees. The primary components of such expenses were payroll, real estate commissions, land leases, and professional fees. Management anticipates that operating and administrative expenses will continue at this rate or higher throughout the remainder of 2005 as the Company seeks to acquire additional real estate holdings, obtain capital and expand its operations.

Depreciation. Depreciation for the quarter ending March 31, 2005 was $11,864 compared to $39,168 in depreciation for the same period year ended December 31, 2004. The depreciation was attributable primarily to the Katella Business Center, 5030 Campus Drive, and furniture fixtures, and equipment.

Interest and Other Expense. Interest expense consists of mortgage interest paid on the Company’s properties. Interest expense was $51,762 for the quarter ending March 31, 2005 compared to $97,778 for the quarter ending March 31, 2004. The decrease was attributable to the reduction on real debt due to the sale of the Hospitality Inn, and the Spencer Springs Shopping Center.

Net Loss. Our net loss was $308,610 or $(0.03) per share — basic and diluted — for the quarter ending March 31, 2005 compared to a net loss of $544,015 or $(0.08) per share — basic and diluted — for the quarter ending March 31, 2004. A reduction in the loss is attributable to the Company’s sale of its interest in Spencer Springs, LLC.

Liquidity and Capital Resources

Capital Resources

The Company does not have significant cash or other liquid assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Moreover, the Company does not currently have a financial institution as a source of financing. The Company anticipates that it will be dependent for a significant period of time on additional investment capital to fund operating expenses, to meet debt service obligations, and to fund additional property acquisitions before achieving profitability. Since its inception, the Company has covered its capital requirement shortfall through additional financing from its larger shareholders. Because of the Company’s current negative equity position, fund-raising from non-affiliated third parties may be difficult resulting in continued reliance upon funding from its larger shareholders. These larger shareholders, however, are under no obligations and have made no commitments to continue to fund the Company.

At March 31, 2005, the Company had $42,042 of cash and cash equivalents to meet its immediate short-term liquidity requirements. To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $ 677,711 for the quarter ending March 31, 2005 compared to net cash provided by operating activities of $191,629 for the quarter ending March 31, 2004. This decrease in cash provided by operating activities relative to the prior period was primarily due to the disposal of the Company’s interest in Spencer Springs, LLC.

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

Cash Flows From in Investing Activities

Net cash from investing activities amounted to $576,168 for the quarter ending March 31, 2005 compared to a negative $400,000 for the quarter ending March 31, 2004, primarily from the sale of the Company’s interest in its subsidiary, Spencer Springs, LLC and a reduction in the purchase of equipment and a second trust deed.

At March 31, 2005, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable. The Company’s shopping center in Dickinson, North Dakota will require further expenditures for improvement.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $108,152 for the quarter ending March 31, 2005 compared to $200,027 for the quarter ending March 31, 2004. The primary reason for the decrease was attributable to no sales of stock and reduction in notes payable.

The Company intends to acquire additional properties and make additional investments in unconsolidated real estate and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Critical Accounting Estimates and Policies

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Clifford L. Strand, and Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On January 24, 2005, the Company filed with the Securities and Exchange Commission a preliminary Schedule 14C followed by a definitive Schedule 14C on February 4, 2005. These Schedules were to announce the holding of an annual shareholder meeting on February 23, 2005. At the meeting the shareholders were asked to vote on:

1.	An amendment to the Articles of Incorporation of the Company to provide for a staggered Board of Directors comprised of three classes of Directors;
2.	To elect seven (7) members to the Board of Directors and to place them into one of the three classes;
3.	To transact such other business as may properly come before the meeting or any adjournment thereof.

Because the Schedule used was incorrect and because of other inaccuracies in the process, Management has decided to review the process and hold a new meeting of shareholders during the second quarter of 2005 to consider all pertinent matters.

Item 5.     Other Information

On May 24, 2005, Ron Robinson resigned as a member of our board of directors. There was no known disagreement with Mr. Robinson on any matter relating to the Company’s operations, policies or practices.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	June 6, 2005

By: /s/ Clifford L. Strand Clifford L. Strand Title: Chairman of the Board and Chief Executive Officer and Principal Executive Officer