Form 10QSB
period 2005-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2005-08-22
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,627,139 shares of Common Stock as of August 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

The Company’s unaudited condensed consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005;
(b)	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004;
(c)	Unaudited Condensed Consolidated Statements of Cash Flow for the six month period ended June 30, 2005 and 2004;
(d)	Notes to Unaudited Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
(Unaudited)
June 30, 2005

ASSETS
Properties, net of accumulated depreciation $103,115.89	$1,966,547
Equipment, net of accumulated depreciation $6,265.00	10,150
Cash and cash equivalents	12,022
Receivables	1,960
Note Receivable	107,500
Prepaid Expenses	20,965
Restricted Cash	470,000
Other Assets	15,275
Total Assets	$2,604,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages payable	1,396,698
Mortgages payable, related parties	223,630
Notes payable	314,500
Notes payable, related parties	187,715
Interest Payable	45,266
Accounts payable, accrued expenses and other liabilities	471,580
Total Liabilities	2,639,389

Minority Interest	124,513

STOCKHOLDERS' EQUITY
Unissued Shares	192,500
Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,109,600 issued & outstanding	71,097
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 160,861 issued & outstanding	1,609
Series C Preferred Stock, 22,500,000 shares authorized,
$0.01 par value, 250,000 shares issued & outstanding	2,500
Common Stock, 100,000,000 shares authorized, $0.001
par value, 15,627,139 issued and outstanding	15,218
Paid In Capital	8,574,351
Accumulated Deficit	(8,788,688)
Net Income	(228,072)
Total Equity	(159,484)

Total Liabilities & Stockholders' Equity	$2,604,417

The accompanying notes are an integral part of these consolidated financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Statements of Operations
(Unaudited)

	Three Month Periods Ended		Six Month Periods ended
	June 30		June 30
	2005	2004	2005	2004
REVENUES:
Rental Income	$136,180	$143,228	$283,650	$283,238
Brokerage	15,821	1,125	108,409	6,567
Total Net Revenues	152,000	144,353	392,060	289,805

OPERATING EXPENSES:
General and Administrative Expenses	681,962	1,194,580	1,500,078	1,723,317

Operating Loss	(529,962)	(1,050,227)	(1,108,018)	(1,433,512)

Other Income and (Losses)
Gain on Equity Investment	20,415	(4,289)	36,204	(4,289)
Interest Expense	(55,662)	(25,219)	(107,424)	(76,393)
Interest Income	24,874	1,647	27,302	7,547
Minority Interest	13,369	(3,036)	22,882	2,990
Other	608,950	(26,700)	610,821	(35,780)
Total Other Income and Losses	611,946	(57,597)	589,786	(105,925)

Net Income (Loss) from continuing operations	81,984	(1,107,824)	(518,233)	(1,539,437)

Discontinued Operations:
Net Income (Loss)	-	37,506	290,161	(74,896)

NET INCOME (LOSS)	$81,984	$(1,070,318)	$(228,072)	$(1,614,333)

Net income (loss) per share, continuing operations		$(0.13)		$(0.18)
Net income (loss) per share, discontinued operations		$0.01		$(0.01)
Basic and diluted loss per share	$0.01	$(0.12)	$(0.02)	$(0.19)

Basic and diluted weight average shares	13,068,155	8,624,539	13,068,055	8,552,176

The accompanying notes are an integral part of these consolidated financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Month Periods ended June 30
	2005	2004
Cash flows from operating activities:
Net Loss	(228,072)	$(1,614,333)
Adjustment to reconcile net loss to net cash provided by
operating activities:
Depreciation and Amortization	23,943	84,725
Consulting prepaid expense	140,000
Minority Interest	(22,882)	(2,990)
(Gain) Loss on equity investment	(36,204)	4,289
(Gain) on disposal of subsidiary	(290,161)	-
Issuance of shares for consulting and real estate services	143,125	697,905
Issuance of shares	50,000	-
(Increase) decrease in assets and liabilities:
Receivables	43,063	33,819
Inventory	-	2,489
Note Receivable	(870,500)	400,000
Prepaid expenses	(165,499)	18,543
Accrued interest added to notes payable	(7,098)	-
Payroll liabilities	615,102	-
Accounts payable, accrued expenses	7,424	489,998
Net cash provided (used) by operating activities	(597,759)	114,445

Cash flow to investing activities:
Collection of note receivable	-	52
Purchase of equipment	(14,963)	-
Investment in real estate	(50,000)	(400,000)
Proceeds from sale of real estate	-	400,000
Proceeds from sale of subsidiary interest, net of investment	629,759	-
Net cash provided in investing activities	564,796	52

Cash flows from financing activities:
Proceeds from stock issuance	-	45,000
Minority Interest	22,882	34,128
Proceeds on notes payable - related party	10,000	150,000
Payments on notes payable - related party	(19,258)	(342,197)
Proceeds from notes payable	62,500	-
Payments on notes payable	(66,572)	(27,762)
Net cash provided by (used in) financing activities	9,552	(140,831)

Net increase (decrease) in cash	(23,411)	(26,334)

Cash, beginning period	35,433	125,545

Cash, end of period	12,022	$99,201

Supplemental disclosures:
Cash paid for interest	$93,628	$152,341
Cash paid for income tax	$800	$-

Non-cash investing and financing activities:
Property acquired through stock issuances, net of debt	$-	$367,500
Property acquired through stock issuances, net of debt	$-	$33,930
Stock issued to Director for Notes Payable	$-	$25,000
net of debt	$-	$-
Conversion of note to stock	$10,976	$-

The accompanying notes are an integral part of these consolidated financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 18, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,788,687 as of June 30, 2005. The Company reported a net loss of $228,072 on June 30, 2005. The continuing losses continue to adversely affect the Company’s liquidity and ability to operate. The Company continues to face serious significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2005

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

NOTE 3 - Significant Accounting Policies

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries, which include Diversified Commercial Brokers (DCB) LLC (53.8%), Nationwide Commercial Brokers, Inc. (100%) - with limited operations to date; Decatur Center LLC (100%) - an inactive company; and Diversified Commercial Mortgage LLC (100%) - an inactive company. All material inter-company transactions and balances have been eliminated.

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
June 30, 2005

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

Long-lived assets.Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Segment Reporting.Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

Following is a summary of segment information by geographic unit for the six months ended June 30, 2005:

	CA	NV	ND	TOTAL
Sales & Rental Income	$261,871	$0	$130,189	$392,060
Net income (loss)	(41,517)	0	(186,555)	(228,072)
Total Assets	2,558,164	0	46,300	2,604,464
Capital Expenditure	0	0	0	0
Depreciation and amortization	23,943	0	0	23,943

Following is a summary of segment information by geographic unit for the six months ended June 30, 2004:

	CA	NV	ND	TOTAL
Sales & Rental Income	$157,530	0	$126,261	$145,452
Net income (loss)	(1,475,467)	21,748	(160,614)	(1,614,333)
Total Assets	2,678,447	0	0	2,011,636
Capital Expenditure	0	0	0	0
Depreciation and amortization	22,266			22,266

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business.

		Estimated Life
Land	$ 46,300
Buildings and improvements	2,002,694	39 years
Leasehold improvements	20,668	2-10 years
Furniture, fixture and equipment	16,415	3-7 years
	2,086,076
	(109,380)
	$ 1,976,696

Depreciation expense at June 30, 2005 and 2004 was $23,943 and $65,250, respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors, officers and shareholders of SDIC. During 2004 and 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At June 30, 2005, the outstanding balance totaled $165,875 with $28,562 in accrued interest.

C. Wayne Sutterfield (Sutterfield). At June 30, 2005, the Company owed Sutterfield, a director and significant shareholder, two notes, $67,000 and $71,630 secured by 2nd trust deed on the T-Rex Plaza Mall and a 3rd trust deed on 5030 Campus. The notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. There is also $16,705 in accrued interest payable. The Company retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

William S. Biddle (Biddle). Biddle receives a monthly fee of $2,500 from Nationwide Commercial Brokers, Inc. (“NCB”) in exchange for providing his brokers’ license to NCB. At June 30, 2005, the Company had outstanding fees payable totaling $22,500.

In December 2004, the Company sold 37% interest in its Spencer Springs subsidiary to Biddle and Robert Leonard (major shareholders) for $200,000. In March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, which is comprised of $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note is secured by a $950,000 second trust deed on a shopping center located in Las Vegas, Nevada, formerly owned by the Company (Spencer Springs). On May 2, 2005, Biddle paid off the outstanding obligation plus all interest.

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there are two outstanding loans due Prime Time totaling $85,000 all of which bears interest at 15%, secured by the underlying property, and maturing through 2005.

Robert Leonard (Leonard). Leonard, a significant shareholder of the Company has advanced $20,000 to the Company’s subsidiary, Nationwide Commercial Brokers.

NOTE 6 - Notes Payable - Related Parties

Unsecured note, bearing interest at 9%, interest only, due on demand	$ 165,875

Interest expense on the notes payable - related parties amounted to $7,422 and $5,169 for the six-month periods ended June 30, 2005 and 2004, respectively, and $3,727 and $2,536 for the three-month periods ended June 30, 2005 and 2004, respectively.

NOTE 7 - Notes Payable

Secured line of credit, bearing interest at 5.25%, due on Nov 30, 2005	$314,500
Total notes payable	$314,500
Less current portion	$314,500
Long term portion of note payable	$ -0-

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

NOTE 8 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2006, secured by 1st trust deed on Katella Center	$ 370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 5.875%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	691,813
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Mortgage note, bearing interest at 12%, due on July 19, 2006, secured by 1st trust deed on T-Rex Plaza Mall	224,885
Total mortgages payable	$ 1,396,698

NOTE 9 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2006, secured by 2nd trust deed on T-Rex Plaza Mall	$ 67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Mortgage note, bearing interest at 15%, due on Nov 19, 2005, secured by 1st trust deed on vacant lot, Dickinson, North Dakota	60,000
Mortgage note, bearing interest at 15%, due on July 1, 2005, secured by 2nd trust deed on Katella Center	25,000
Total mortgages payable- related parties	$ 223,630

Interest expense on the Mortgages payable - related parties amounted to $9,602 and $4,864.76 for the six-month periods ended June 30, 2005 and 2004, respectively, and $4,818 and $3,686.09, respectively, for the three-month periods ended June 30, 2005 and 2004.

NOTE 10 - Stockholders’ Equity

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
June 30, 2005

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

During the current reporting period the Company issued the following shares:

On May 17, 2005, the Company issued 18,750 shares of restricted common stock and 31,250 shares of Preferred Series A preferred stock for previously transacted real estate.

On May 23, 2005, the Company issued 25,000 restricted shares of common stock for public relations services.

On June 7, 2005, the Company issued 43,905 restricted shares of common stock for debt repayment.

On June 7, 2005, the Company issued 92,500 restricted shares of common stock for various real estate services.

On June 7, 2005 the Company issued 425,000 shares of restricted stock for consulting and public relation services.

On June 7, 2005, the Company issued 10,000 restricted shares of common stock for web design and internet services.

NOTE 11- Commitment and Contingencies

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

Lease agreements. The Company is obligated under various ground leases (T-Rex Plaza Mall, Katella Center, and 5030 Campus), which include CPI increases, and an office lease requiring monthly payments through 2053. Annual minimum lease payments for the next five years under existing agreements are as follows:

2006	$ 295,807
2007	281,434
2008	285,007
2009	288,652
2010	292,400
Thereafter	14,174,391

The lease expenses were $124,938 and $175,647 for the six-month periods ended June 30, 2005 and 2004, respectively, and $62,609 and $84,960 for the three-month periods ended June 30, 2005 and 2004, respectively.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. Effective April 1, 2005, the officers have rescinded their employment agreements and forgiven the entire amount of their accrued salaries. The Company has entered into new employment agreements with the officers. Shares and stock options issued under the previous agreements will be rescinded. The employment agreements will provide for a reduced issuance of common stock and options vesting over the term of the agreement.

Unpaid taxes. The Company has not paid approximately $10,039 in 2004 property taxes on the T-Rex Plaza Mall due March 1, 2005, and approximately $21,158 in property taxes and penalties on 5030 Campus Drive due April 10, 2005. These amounts are currently delinquent.

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

NOTE 12 - Stock Options

The following is a summary of the stock option activity:

Outstanding at December 31, 2004	3,000,000
Granted	400,000
Forfeited	-
Exercised	-
Outstanding at June 30, 2005	3,400,000

Following is a summary of the status of options outstanding at June 30, 2005

                                                                                                              Outstanding Options                                                                    Exercisable Options
Exercise Price	Number	Weighted Ave. Remaining Life	Weighted Ave. Exercise price	Number	Weighted Ave. Exercise Price
$0.15	3,000,000	8.58 years	$0.15	1,700,000	$0.15
$0.50	400,000	5 years	$1.25	100,000	$0.50

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

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

The following information is a summary of the balance sheet as of June 30, 2005:

Current Assets	$51,813
Property and equipment, net	5,843,545
Other Assets	9,888
Total Assets	5,905,246

Current Liabilities	166,159
Other Liabilities	55,113
Long-Term Debt	4,047,329
Total Liabilities	4,268,601
Equity	1,636,645
Total Liabilities and Equity	$5,905,246

Total revenues and net income for the six-months ended June 30, 2005 and 2004, were $414,417 and $70,988, respectively, and $217,732 and $40,029, respectively, for the three-months ended June 30, 2005 and 2004. The Company’s 51% of net income, $15,789 and $36,204, respectively, from property operations for the three-months and six-moths ended June 30, 2005, were included in other income and losses in the accompanying consolidated statements of operations. The long term debt is subject to a prepayment penalty should the Company and Denver Fund I chose to repay the entire amount of the debt prior to maturity. As of June 30, 2005, the estimated prepayment penalty was $398,452.

Note 14- Sale of a Subsidiary

Spencer Springs, LLC - In December 2004, the Company sold a 37% interest in its Spencer Springs for $200,000 to Biddle and Robert Leonard (significant shareholder). Subsequently, in March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. On May 2, 2005, Biddle paid off the outstanding obligation plus all interest.

Note 15- Subsequent Events

In July 2005, the Company sold its entire 100% interest in Nationwide Commercial Brokers, Inc., to Robert J. Leonard, a major shareholder of the Company, for $50,000. The Company realized a gain of $24,312 on the disposal of the subsidiary. Additionally, the Company sold its inactive (dormant) subsidiary, Diversified Commercial Mortgage, Inc., to Nationwide Commercial Brokers, Inc., for $1,000. Diversified Commercial Mortgage had no assets or liabilities. The unaudited proforma revenue and net income assuming the transaction had been completed on or before June 30, 2005, are as reported:

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

	Three months ended June 30, 2005	Six months ended June 30,2005
Net Income (Loss) from continuing operations	$81,984	$(228,072)
Gain (Loss) discontinued Operations	24,312	24,312
Net Income (Loss)	$106,296	$203,760

On July 28, 2005, the Company paid off its outstanding line of credit which had a balance of $395,000 at the time. The Company paid off the balance with the certificate of deposit collateralizing the subject line of credit.

The Company and its tenant in common partner, Denver Fund I, have opened escrow to sell the Cannery West Shopping Center, Las Vegas, Nevada, for $9,500,000 to an unrelated third party. Escrow is scheduled to close September 1, 2005, or may be extended to October 1, 2005, with the payment of a $50,000 extension fee. The buyers’ have deposited in escrow $50,000 which becomes non-refundable at the expiration of the due diligence period. There are commissions payable of $95,000 each to Denver Fund I and Nationwide Commercial Brokers who will pay the Company $76,000. Nationwide Commercial Brokers was formerly a wholly owned subsidiary of the Company. Additionally, National Commercial Brokers, who’s principal Ron Robinson was a former director of the Company) will receive a commission of $190,000.

On August 16, 2005, the Company received a short payoff in the amount of $42,500 note secured by a second deed of trust on commercial property in Alexandria, Minnesota. The original amount of the note was $50,000

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Recent Developments

On April 5, 2005, the Board of Directors appointed Clifford L. Strand as the Chief Executive Officer and Mr. Strand resigned his position as President. The Company then entered into an employment agreement with Ms. Jan Wallace to serve as the President for a term of six months, subject to earlier termination. Ms. Wallace is a principal of Wallace Black Financial & Investment Services (“WB”), which has been engaged as a consultant to perform certain investor relations and public relations tasks. Pursuant to the consulting agreement with WB, the Company has agreed to pay a monthly consulting fee of $10,000, of which $7,500 will be paid to Ms. Wallace for her services as an officer of the Company. In addition, the Company has granted WB 400,000 shares of restricted Common Stock and options to purchase 400,000 additional shares of Common Stock at exercise prices ranging from $0.50 per share to $2.00 per share. In consideration for her services as President, Ms. Wallace will also receive approximately 54,900 shares of Common Stock per month during her service. Biographical information on Ms. Wallace is contained in the Company’s annual report Form 10-KSB for the year ended December 31, 2004.

On May 24, 2005, Ron Robinson resigned as a member of the Company’s board of directors. There was no known disagreement with Mr. Robinson on any matter relating to the Company’s operations, policies or practices.

On June 29, 2005, the Company executed several employment agreements which modified the existing agreements, in part, by reducing the amount of the Company's accrued and future salary obligations.  A summary of the material terms of each employment agreement is set forth in the table below. The employment agreements executed with Messrs. Biddle, Johal, Trolf, and Strand are included as exhibits to this quarterly report.

Employees	Term of Employment	Compensation	Position
William Biddle	2 years	$90,000 for the first year; $97,200 for the second year	V.P. of Sales and Acquisitions
Munjit Johal	2 years	$84,000 for the first year; $84,000 for the second year	Chief Financial Officer
Gernot Trolf	2 years	$72,000 for the first year; $77,760 for the second year	Director of Operations
C.L. Strand	2 years	$180,000 for the first year; an increase of 8% each following year	Chief Executive Officer

Biographical information on Messrs. Biddle, Johal, Trolf, and Strand is contained in the Company’s annual report Form 10-KSB for the year ended December 31, 2004.

Disposition of Assets

The Cannery

On June 10, 2005, the Board of Directors determined that it was in the Company’s best interests to authorize management to conduct the sale of the Cannery property.  Denver Fund I and the Company (as “Sellers”), entered into a Purchase and Sale Agreement and Joint Escrow Instructions with Ray Koroghli or assignee (“Buyer”) for a sales price of $9,500,000. The escrow is scheduled to close September 1, 2005, and may be extended to October 1, 2005 with an extension payment of $50,000.  There are, however, substantial contingencies to this agreement which make its closing still speculative at this time.  A deposit of $50,000 was made at the time escrow was open. This deposit becomes non-refundable if the buyer fails to terminate escrow prior to expiration of the due diligence period.

If this transaction is consummated, there are commissions payable to a number of brokers, some of which will go to Denver Fund I, Nationwide Commercial Brokers and National Commercial Properties. Nationwide Commercial Brokers is a former subsidiary of the Company.  National Commercial Properties is an entity controlled by Mr. Ron Robinson, a former director of the Company.

The Board of Directors further resolved that the net proceeds from the sale, approximately $2.1 million, shall be put into an accommodator account and used to fund the purchase of another property. To further this goal, the board has instructed management to select three (3) properties for the board to consider. Consistent with this mandate, management is currently developing a plan to evaluate and acquire properties.

Nationwide

Nationwide Commercial Brokers ("NCB") was incorporated on March 27, 2003, under the laws of the State of California. It was incorporated for the purpose of real estate brokerage. It was a wholly owned subsidiary of the Company which operates under the real estate brokerage license of William Biddle, officer, director, and major shareholder of the Company. NCB paid Biddle $2,500 per month for his services. The Company capitalized NCB in the amount of approximately $12,200. Although NCB was originally formed to be the exclusive broker for the Company, the plan never materialized. In July 2005, the Company sold its 100% interest in NCB to Robert Leonard for $50,000, a major shareholder of the Company and the Chairman of NCB.

Results of Operations

Revenue. The Company’s revenues are derived from rental income and brokerage commission fees derived from the sale of third party real estate transactions. For the three month period ended June 30, 2005, the Company generated total revenue of $152,000, compared to revenue of $144,353 for the same three month period in the prior year. For the six month period ended June 30, 2005, the Company generated total revenue of $392,060, compared to revenue of $289,805 for the same six month period in the prior year. For the three and six month period ended June 30, 2004 and 2005, rental income remained relatively unchanged. The increase in revenue for the three and six month period ended June 30, 2005 when compared to the same reporting periods in the prior year was primarily attributable to a significant increase in brokerage commissions that the Company received during the reporting period through its subsidiary NCB. During the three month period ended June 30, 2005, the Company generated $15,821 from brokerage commissions compared to $1,125 during the same period in 2004. During the three month period ended June 30, 2005, the Company generated $136,180 of revenue through rental income compared to $143,220 during the same in 2004. Following the sale of its interest in NCB, the Company anticipates that revenue will initially decrease because the Company will no longer receive brokerage commissions and revenue is expected to increase following the identification and acquisition of additional properties.

Operating Expenses. The Company’s only operating expenses are general and administrative expenses which consist primarily of payroll expenses, depreciation expense, legal and accounting fees and costs associated with the acquisition and ownership of real properties. General and administrative expenses for the three months ended June 30, 2005 decreased to $681,962 from the same reporting period in the prior year when general and administrative expenses were $1,194,580. General and administrative expenses for the six months ended June 30, 2005 decreased to $1,500,078 from the same reporting period in the prior year when general and administrative expenses were $1,723,317. The decrease in operating expenses is primarily attributable to lower consulting fees paid during the three and six months ended June 30, 2005. Significant consulting fees were incurred during the three month period ended March 31, 2004 in connection with efforts to raise additional working capital. The Company incurred $226,774 in consulting fees for the three months ended June 30, 2005 and $765,380 for the same three months in the prior year. The Company incurred $385,774 in consulting fees for the six months ended June 30, 2005 and $785,380 for the same three months in the prior year.

Operating Loss. Operating loss decreased to $529,962 for the three months ended June 30, 2005 compared to an operating loss of $1,050,227 for the same three month period in the prior year. From the six months ended June 30, 2005 operating loss was $1,108,018 compared to $1,433,512 for the six month ended June 30, 2004. The decrease in operating loss is primarily attributable to the significant reduction in general and administrative expenses from lower consulting fees paid during the reporting period.

Other Income and (Losses). Other income for the three months ended June 30, 2005 was $611,946 compared to other losses of $57,597 for the three months ended June 30, 2004. Other income for the six months ended June 30, 2005 was $589,786 compared to other losses of $105,925 for the six months ended June 30, 2004. The reporting of other income is primarily attributable to management forgiving debt relating to accrued salary expense during the three months ended June 30, 2005 netting approximately $658,000.

Net Income (Loss). Net gain was $81,984 or $(0.01) per share (basic and diluted) for the second quarter ended June 30, 2005 compared to a net loss of $1,070,318 or $(0.12) per share (basic and diluted) for the second quarter ended June 30, 2004. Net loss was $228,072 or $(0.02) per share (basic and diluted) for the six months ending June 30, 2005 compared to a net loss of $1,614,333 or $(0.19) per share (basic and diluted) for the six months ending June 30, 2004. The net profit reported for the three months ended June 30, 2005 is not attributable to operations, but is primarily attributable to management forgiving debt relating to salary expense that was accrued since May 2003 netting approximately $658,000.

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

At June 30, 2005, the Company had $12,022 of cash and cash equivalents to meet its immediate short-term liquidity requirements. To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

The Company intends to fund operations for the year ending December 31, 2005 through increased revenue from additional property acquisitions and debt and/or equity financing arrangements. Thereafter, the Company may be required to seek additional funds to finance long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash Flows from Operating Activities

Net cash used by operating activities was $ 597,759 for the six months ending June 30, 2005 compared to net cash provided by operating activities of $114,445 for the six months ending June 30, 2004. Management is currently considering potential opportunities to acquire real estate. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the

Company will purchase any additional properties or make any further investments in unconsolidated real estate.

Cash Flows from Investing Activities

Net cash from investing activities amounted to $564,796 for the six months ending June 30, 2005 compared to $52 for the six months ending June 30, 2004.

At June 30, 2005, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable. The Company’s shopping center in Dickinson, North Dakota will require further expenditures for improvement.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $9,552 for the six months ending June 30, 2005 compared to $140,831 for the six months ending June 30, 2004. The primary reason for the decrease was attributable to no sales of stock and reduction in notes payable. .

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

Item 3.     Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of its Chief Executive Officer, Mr. Clifford L. Strand, and Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management does not expect that its disclosure controls and procedures or internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

A discussion of all material ongoing legal proceeding, captioned Luis Leon v. Secured Diversified Investment, Ltd. (case no. 05CC04651), filed in the Superior Court of California, County of Orange, can be found in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. Except as set forth below, there are no material developments to report.

Ms. Maria Leon, the wife of Luis Leon, was recently added as a plaintiff with her claims pertaining to medical insurance coverage against the Company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Issuances

During the reporting period, the Company issued a total of 572,500 shares of common stock for to several consultants in exchange for services rendered. Included in these issuances, were 245,000 shares of common to Jan Wallace, President of the Company. The Company issued shares pursuant to an exemption from registration by reason of Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The transfer agent affixed the appropriate restrictive legends to the stock certificates.

Brubaker Issuance

In August 2003, the Company purchased a leasehold interest from Seacrest Limited partnership on the Hospitality Inn in Dickinson, North Dakota. Seacrest included individuals who are major shareholders of the Company, including Cliff Strand, Wayne Sutterfield, Robert Leonard, Sumiye Leonard and minority shareholders including Mr. Gary Brubaker. The leasehold interest was purchased for a total of 4,000,000 shares (1,320,000 shares of common stock and 2,680,000 shares of Preferred A stock). The dollar consideration was approximately $2.5 million. Due to oversight, Mr. Brubaker never received his promised shares in connection with the transaction. On May 17, 2005, the Company issued 18,500 shares of common stock and 31,250 shares of Preferred A stock to Mr. Brubaker for the acquired real estate. Because the Company sold the leasehold interest in the Hospitality Inn in October 2004, the Company expensed the issuance of the shares as "other expenses." The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The transfer agent affixed the appropriate restrictive legends to the stock certificate.

Royal Issuance

In connection with the acquisition of the Hospitality Inn in August 2003, the Company assumed an unsecured note payable to Carlos Royal in the amount of $19,980.47, dated June 19, 2003. The interest rate on the note was 9%, which matured on June 20, 2005, with a total amount outstanding of $20,976.44. The note was paid off by $10,000.00 in cash and Mr. Royal agreeing to take 43,905 shares of common stock in the Company for the balance. The shares were issued on June 7, 2005 pursuant to an exemption from registration by reason of Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in any general solicitation or advertising. The transfer agent affixed the appropriate restrictive legends to the stock certificate.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to the Company’s security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement Dated June 29, 2005 between the Company and William Biddle
10.2	Employment Agreement Dated June 29, 2005 between the Company and Munjit Johal
10.3	Employment Agreement Dated June 29, 2005 between the Company and Gernot Trolf
10.4	Employment Agreement Dated June 29, 2005 between the Company and C.L. Strand
10.5	Agreement of Purchase and Sale and Joint Escrow Instructions dated July 1, 2005 between the Company, Denver Fund I and Ray Koroghli or Assignee
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	August 22, 2005

By:/s/ Clifford L. Strand Clifford L. Strand Title: Chairman of the Board and Chief Executive Officer and Principal Executive Officer