Form 10QSB
period 2005-09-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2005-11-21
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-30653

Secured Diversified Investment, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5030 Campus Drive, Newport Beach, California, 92660
(Address of principal executive offices)

(949) 851-1069
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,627,139 shares of Common Stock as of September 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

The Company’s unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Consolidated Balance Sheet as of September 30, 2005.	F-1
(b)	Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004;	F-2
(c)	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and	F-3
(d)	Notes to Unaudited Consolidated Financial Statements	F-5

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

ASSETS
Properties, net of accumulated depreciation of $114,128	$1,875,342
Equipment, net of accumulated depreciation of $5,038	812
Cash and cash equivalents	11,745
Note Receivable	47,500
Restricted cash	70,708
Prepaid and other assets	28,487
Total Assets	$2,034,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Mortgages Payable	$1,391,346
Mortgages Payable, relatred parties	273,630
Notes Payable, related parties	165,763
Interest Payable	50,220
Accounts Payable, accrued expenses and other liabilities	687,697
Total Liabilities	2,568,655

Minority Interest	115,053

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,078,350 issued & outstanding	71,097
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 6,000,340 issued & outstanding	1,609
Series C Preferred Stock, 22,500,000 shares authorized,
$0.01 par value, 250,000 shares issued & outstanding	2,500
Common Stock, 100,000,000 shares authorized, $0.001
par value, 15,627,139 issued and outstanding	15,218
Unissued Shares	192,500
Paid In Capital	8,574,351
Accumulated Deficit	(9,506,389
(649,114)

Total Liabilities & Stockholders' Deficit	$2,034,594

see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Operations
(Unaudited)

	Three Month Periods Ended		Nine Month Periods ended
	September 30		September 30
	2005	2004	2005	2004
REVENUES
Rental Income	$146,593	$234,709	$430,244	$707,286

OPERATING EXPENSES
General and Administrative Expenses	668,152	589,205	2,091,217	2,336,535

Operating Loss	(521,559)	(354,496)	(1,660,973)	(1,629,249)

Other Income and (Losses)
Gain (Loss) on Equity Investment	5,839	(8,050)	42,043	(12,339)
Interest Expense	(48,706)	(78,418)	(156,119)	(238,926)
Interest Income	538	1,016	27,840	8,562
Minority Interest	10,095	(11,890)	32,977	(14,876)
Impairment of real estate investment	-	(27,039)	-	(27,039)
Other	(7,907)	12,524	653,885	(8,735)
Total Other Income and Losses	(40,141)	(111,857)	600,626	(293,353)

Net Income (Loss) from continuing operations	(561,700)	(466,353)	(1,060,348)	(1,922,602)

Discontinued Operations:
Gain (Loss) from discontinued operations
(including gain or (loss) on disposal)	52,485	(197,217)	342,646	(355,302)

NET INCOME (LOSS)	(509,215)	(663,570)	(717,702)	(2,277,904)

Basic and diluted income per common share	$(0.03)	(0.07)	(0.05)	(0.26)
Net loss per share

Basic and diluted weight average shares	15,627,139	8,890,207	15,272,406	8,665,674

see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Month periods ended September 30
	2005	2004
Cash flows from operating activities:
Net Loss	$(717,702)	$(2,277,904)
Adjustment to reconcile net loss to net cash used by
operating activities:
Depreciation and Amortization	33,888	122,572
Consulting prepaid expense	140,000
Minority interest	(32,977)	(14,879)
Impairment of real estate investment	-	27,039
Gain (Loss) on equity investment	(42,043)	12,339
Gain (Loss) on disposal of subsidiary	(342,646)	-
Issuance of shares for consulting services	167,033	837,430
Issuance of shares for loan fees	-	53,000
Loss on sale of note receivable	7,500	-
Increase (decrease) in assets and liabilities
Receivables	45,023	32,463
Inventory	-	4,218
Note Receivable	-	400,000
Prepaid expenses	2,573	(104)
Accounts payable, accrued expenses	(130,945)	614,334
Net cash used by operating activities	$(870,295)	$(189,492)

Cash flow from investing activities:
Collection of note receivable	642,500	98
Purchase equipment and tenant improvements	(1,464)	(407,202)
Decrease in restricted cash	403,766	0
Proceeds from sale of real estate	76,500	400,000
Proceeds from sale of subsidiary interest, net of investment	352,646	-
Net cash provided (used) by investing activities	$1,473,949	$(7,104)

Cash flows from financing activities:
Proceeds from stock issuance	-	45,000
Minority interest	-	22,238
Payment of line of credit	(396,920)
Payment of mortgage payable	(15,944)
Proceeds from notes payable - related party	50,000	205,000
Payments on notes payable - related party	(854)	(314,580)
Proceeds from notes payable	-	225,000
Payments on notes payable	(251,980)	(41,878)
Net cash provided (used) by financing activities	$(615,698)	$140,780

Net (decrease) in cash	(12,045)	(55,816)

Cash, beginning period	23,790	125,545

Cash, end of period	$11,745	$69,729

Supplemental disclosures:
Cash paid for interest	$156,119	$226,993

Non-cash investing and financing activities:
Property acquired through stock issuances, net of debt	$-	$367,500
Property acquired through stock issuances, net of debt	$-	$33,930
Stock issued to director for note payable	$-	$25,000
Stock issued for loan fees	$-	$53,000
Conversion of note to stock	$10,976	$-

see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 18, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $9,506,389 as of September 30, 2005. The Company reported a net loss of $717,702 on September 30, 2005. The continuing losses continue to adversely affect the Company’s liquidity and ability to operate. The Company continues to face serious significant business risks including, but not limited to, its ability to maintain vendor and supplier relationships by making timely payments when due.

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

Management intends to sell certain properties, which are currently in escrow, and refinance existing properties to recapitalize the Company. There are no assurances that the refinancing or sales of the properties will occur or that the cash it generates will be adequate to meet the Company’s cash requirements, which will affect the Company’s ability to continue to operate. The Company intends to continue with efforts to raise additional funds through a private placement of its securities. However, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Incorporation to change the par value of the Company’s Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock, par value $0.01. On November 15, 2002, the Company changed its fiscal year end from October 31 to December 31.

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Currently, the Company owns shopping centers in Dickinson, North Dakota; Las Vegas, Nevada; and Orange, California; the Company also owns a single story office building in Newport Beach, California, and a vacant lot in Dickinson, North Dakota. The Company is currently focusing on acquiring properties in markets with strong regional economies. However, there are no certainties that the Company will be able to acquire any properties unless it raises capital.

NOTE 3 - Significant Accounting Policies

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries, which include Diversified Commercial Brokers (DCB) LLC (53.8%), Decatur Center LLC (100%) - an inactive company. All material inter-company transactions and balances have been eliminated.

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

Revenue recognition. The Company’s revenues are derived from rental income. Rental revenues are recognized in the period services are provided. Brokerage commission fees are recognized when revenue is received.

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
September 30, 2005

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

Reclassification. For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform to report classifications of the current period. As a result of discontinued and disposed operations cash, at beginning of period, was adjusted to exclude discontinued and disposed operations for purposes of the Consolidated Statements of Cash Flow.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

Following is a summary of segment information by geographic unit for the nine months ended September 30, 2005:

	CA	NV	ND	TOTAL
Sales & Rental Income	$228,469	$0	$201,775	$430,244
Net income (loss)	(653,111)	0	(64,591)	(717,702)
Total Assets	1,988,294	0	46,300	2,034,594
Capital Expenditure	0	0	0	0
Depreciation and amortization	33,888	0	0	33,888

Following is a summary of segment information by geographic unit for the nine months ended September 30, 2004:

	CA	NV	ND	TOTAL
Sales & Rental Income	$236,348	$291,059	$1,442,421	$1,969,828
Net income (loss)	(1,832,005)	23,727	(469,626)	(2,277,904)
Total Assets	1,715,283	2,699,880	812,936	5,228,099
Capital Expenditure	0	0	0	0
Depreciation and amortization	33,400	63,537	25,635	122,572

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
September 30, 2005

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business.

		Estimated Life

Buildings and improvements	1,968,802	39 years
Leasehold improvements	20,668	2-10 years
Furniture, fixture and equipment	5,850	3-7 years
	1,995,320
	(119,166)
	$ 1,876,154

Depreciation expense at September 30, 2005 and 2004 was $33,888 and $122,572 respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors, officers and shareholders of SDIC. During 2004 and 2003, SDIC advanced monies to the Company under a revolving note, bearing interest at 9%. The advance is due on demand. At September 30, 2005, the outstanding balance totaled $165,763 with $30,762 in accrued interest.

C. Wayne Sutterfield (Sutterfield). At September 30, 2005, the Company owed Sutterfield, a director and significant shareholder, two notes, $67,000 and $71,630 secured by 3rd trust deeds on 5030 Campus. The

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

notes bear interest at 8% and are due in 2006. Sutterfield is a minority owner in DCB LLC. In addition to the interest payment on the 3rd trust deeds, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. There is also $19,457 in accrued interest payable. The Company retains the right to acquire all his interests. Pursuant to the operating agreement, the Company is responsible for any cash flow deficiencies. On August 12, 2005, Sutterfield also advanced the Company $50,000 to cure financial shortfalls with the T-Rex Plaza Mall. The monies were advanced for a period of 90 days and bear an interest rate of 18%. The advance is secured by the Company’s interest in 5030 Campus Drive and other company assets.

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there are two outstanding loans due Prime Time totaling $85,000 all of which bears interest at 15%, secured by the underlying property, and maturing through 2005.

William S. Biddle (Biddle). In December 2004, the Company sold 37% interest in its Spencer Springs subsidiary to Biddle and Robert Leonard (major shareholders) for $200,000. In March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, which is comprised of $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note is secured by a $950,000 second trust deed on a shopping center located in Las Vegas, Nevada, formerly owned by the Company (Spencer Springs). On May 2, 2005, Biddle paid off the outstanding obligation plus all interest.

Robert Leonard (Leonard). Leonard, a significant shareholder of the Company, acquired the Company’s entire interest in Nationwide Commercial Brokers, Inc. for $50,000 in July 2005.

NOTE 6 - Notes Payable - Related Parties

Unsecured note, bearing interest at 9%, interest only, due on demand Note, bearing interest at 18%, interest accruing, due November 12, 2005 Total Notes Payable	$ 165,875 50,000 $215,875

Interest expense on the notes payable - related parties amounted to $12,307 and $8,689 for the nine-month periods ended September 30, 2005 and 2004, respectively, and $4,886 and $3,520 for the three-month periods ended September 30, 2005 and 2004, respectively.

NOTE 7 - Notes Payable

On July 29, 2005, the Company repaid its line of credit in the amount of $395,000 plus accrued interest. The line of credit was repaid with the certificate of deposit in the amount of $400,000 securing the line of credit

NOTE 8 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2006, secured by 1st

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

trust deed on Katella Center	$ 370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 5.875%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	686,489
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Mortgage note, bearing interest at 12%, due on July 19, 2006, secured by 1st trust deed on T-Rex Plaza Mall	224,857
Total mortgages payable	$ 1,391,346

NOTE 9 - Mortgages Payable - Related Parties
Mortgage note, bearing interest at 8%, due on Feb. 17, 2006, secured by 2nd trust deed on T-Rex Plaza Mall	$ 67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Mortgage note, bearing interest at 15%, due on Nov 19, 2005, secured by 1st trust deed on vacant lot, Dickinson, North Dakota	60,000
Mortgage note, bearing interest at 15%, due on July 1, 2005, secured by 2nd trust deed on Katella Center	25,000
Total mortgages payable- related parties	$ 223,630

Interest expense on the Mortgages payable - related parties amounted to $16,815 and $15,486 for the nine-month periods ended September 30, 2005 and 2004, respectively, and $4,816 and $4,934, respectively, for the three-month periods ended September 30, 2005 and 2004.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

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

Lease agreements. The Company is obligated under various ground leases (T-Rex Plaza Mall, Katella Center, and 5030 Campus), which include CPI increases, and an office lease requiring monthly payments through 2053. Annual minimum lease payments for the next five years under existing agreements are as follows:

2006	$ 295,807
2007	281,434
2008	285,007
2009	288,652
2010	292,400
Thereafter	14,111,367

The lease expenses were $189,038 and $289,416 for the nine-month periods ended September 30, 2005 and 2004, respectively, and $64,100 and $91,770 for the three-month periods ended September 30, 2005 and 2004, respectively.

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. Effective April 1, 2005, the officers have rescinded their employment agreements and forgiven the entire amount of their accrued salaries. The Company has entered into new

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

employment agreements with the officers. Shares and stock options issued under the previous agreements will be rescinded. The employment agreements will provide for a reduced issuance of common stock and options vesting over the term of the agreement. Since then three officers have resigned, and the Company has set aside $177,000 in contingent liabilities as potential payout and settlement to these officers: Clifford Strand, former Chief Executive Officer, $90,000; William S. Biddle, former Vice President of Acquisitions, $45,000; and Gernot Trolf, former Chief Operating Officer and Asset Manager, $42,000, pending sale of the Cannery, currently in escrow.

Unpaid taxes. The Company has not paid approximately $10,039 in 2004 property taxes on the T-Rex Plaza Mall due October 1, 2005, and approximately $21,158 in property taxes and penalties on 5030 Campus Drive due April 10, 2005. These amounts are currently delinquent.

Litigation. On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. The Complaint seeks damages in an amount including $116,359 of unpaid salary, $16,667 for one month unpaid vacation time, $5,548.27 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288 plus a statutory penalty of $16,666. Mr. Leon also seeks a grant of options to purchase $250,000 of Company Common Stock. The Company intends to vigorously defend the action. Given the early stage of litigation, the likelihood of an unfavorable outcome cannot reasonably be estimated, however, the estimated amount of the potential loss is approximately $140,000 plus costs of defense.

NOTE 12 - Stock Options

The following is a summary of the stock option activity:

Outstanding at December 31, 2004	3,000,000
Granted	400,000
Forfeited	-
Exercised	-
Outstanding at September 30, 2005	3,400,000

Following is a summary of the status of options outstanding at September 30, 2005

 Outstanding Options                                                                                                           Exercisable Options

Exercise Price	Number	Weighted Ave. Remaining Life	Weighted Ave. Exercise price	Number	Weighted Ave. Exercise Price
$0.15	3,000,000	8.58 years	$0.15	1,700,000	$0.15
$0.50	400,000	5 years	$1.25	100,000	$0.50

NOTE 13 -Equity Investments in Real Estate

The Company entered into a tenant-in-common agreement on May 14, 2004 with Denver Fund, I to

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

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

The following information is a summary of the balance sheet as of September 30, 2005:

Current Assets	$76,149
Property and equipment, net	5,816,390
Other Assets	12,144
Total Assets	5,904,683

Current Liabilities	192,697
Other Liabilities	55,113
Long-Term Debt	4,008,778
Total Liabilities	4,256,588
Equity	1,648,095
Total Liabilities and Equity	$5,904,683

Total revenues and net income for the nine-months ended September 30, 2005 and 2004, were $636,094 and $82,437, and $212,935 and 24,192 respectively, and $221,677 and $11,449, and $157,416 and ($15,583), respectively, for the three months ended September 30, 2005 and 2004. The Company’s 51% of net income, $5,839 and $42,043, respectively, from property operations for the three-months and nine-months ended September 30, 2005, were included in other income and losses in the accompanying consolidated statements of operations. The long term debt is subject to a prepayment penalty should the Company and Denver Fund I chose to repay the entire amount of the debt prior to maturity. As of September 30, 2005, the estimated prepayment penalty was $398,452.

Note 14- Sale of a Subsidiary

Spencer Springs, LLC - In December 2004, the Company sold a 37% interest in its Spencer Springs subsidiary for $200,000 to Biddle and Robert Leonard (significant shareholder). Subsequently, in March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note is secured by a $950,000 second trust deed on Spencer Springs Retail Center located in Las Vegas, Nevada, formerly owned by the Company.

Nationwide Commercial Brokers Incorporated - In July 2005, the Company sold its entire interest in Nationwide Commercial Brokers to Robert J. Leonard, a major shareholder of the Company for $50,000. The Company realized a loss of $21,352 from discontinued operations and a gain of $72,862 on the disposal of the subsidiary.

Diversified Commercial Mortgage Corp. - In July 2005, the Company sold its entire interest in Diversified Commercial Mortgage to Nationwide Commercial Brokers for $1,000. Diversified Commercial Brokers was a dormant corporation since inception and had no assets or liabilities. The Company realized a gain of $975 on the disposal of the subsidiary.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

 Note 15 - Note Receivable

The Company accepted payment of $42,500 on an original note in the amount of $50,000 secured by a second trust deed on a commercial property located in Alexandria, Minnesota. The Company recorded a loss of $7,500 on the short pay.

Note 16- Subsequent Events

The Company and its tenant in common partner, Denver Fund I, have opened escrow to sell the Cannery West Shopping Center, Las Vegas, Nevada, for $9,500,000 to an unrelated third party. Escrow is scheduled to close September 1, 2005, or may be extended to October 1, 2005, with the payment of a $50,000 extension fee. The buyers’ have deposited in escrow $50,000 which becomes non-refundable at the expiration of the due diligence period. There is commission payable of $95,000 each to Denver Fund I and Nationwide Commercial Brokers who will pay the Company $76,000. Nationwide Commercial Brokers was formerly a wholly owned subsidiary of the Company. Additionally, National Commercial Brokers who’s principal Ron Robinson was a former director of the Company will receive a commission of $190,000.

On October 18, 2005, the Company sold its vacant lot in Dickinson, North Dakota to Morgan Rose Investment, LLC for $110,000. The Company recognized a gain on the sale of the lot in the amount of $63,700. The sale of the lot resulted in the payoff of a mortgage to Prime Time Auctions in the amount of $60,000.

On November 9, 2005, the Company sold the T-Rex Plaza Mall, Dickinson North Dakota, for $50,000 to an unrelated third party. A commission of $5,000 was paid to Nationwide Commercial Brokers, Inc. The sale of the property resulted in the in the pay off of a first trust deed in the amount of $224,857 secured by the property and the payment of property taxes in the amount of $27,834, including penalties, of which $10,039 was delinquent.

On November 1, 2005, the Company relocated its offices to 5030 Campus Drive, Newport Beach, California. 5030 Campus is owned by the Company’s subsidiary, Diversified Commercial Brokers. Nationwide Commercial Brokers, a former subsidiary of the Company owned by Robert Leonard a major shareholder of the Company, assumed the Company’s former offices at 4940 Campus Drive and indemnify and hold the Company harmless from any and all claims, demands, causes of action, losses, costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damages of any kind or nature whatsoever that the Company may sustain by reason of Nationwide Commercial Brokers’ breach or non-fulfillment (whether by action or inaction), at any time.

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

Overview

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.

As of September 30, 2005, the Company owned and managed a portfolio of four improved real estate properties (three retail shopping centers and one single-story office building) and one unimproved parcel of land. The five properties are located in Las Vegas, Nevada; Dickinson, North Dakota; and Orange County, California. Since then, as more fully described below, the Company sold its retail shopping center in Las Vegas, Nevada, which is currently pending in escrow, and sold its properties in Dickinson North Dakota, including one retail shopping center and the Company’s only unimproved parcel of land. The Company’s remaining properties include a retail shopping center and single-story office building in Orange County, California.

Recent Developments

Director and Officer Resignations and Appointments

The following directors and officers resigned from their respective positions with the Company on the dates set forth below:

Name	Position	Date of Resignation
Clifford Strand	Chief Executive Officer	August 31, 2005
	Director	September 26, 2005
William Biddle	Vice President	August 31, 2005
	Director	September 26, 2005
Gernot Trolf	Chief Operating Officer	August 31, 2005
Bruce E. Duquette	Director	October 5, 2005

The Company has set aside $177,000 in contingent liabilities for accounting purposes as potential payout and settlement with the foregoing resigned officers. The potential payout is contingent upon the pending sale of the Cannery currently in escrow.

On September 1, 2005, our board of directors appointed Jan Wallace to serve as our Chief Executive Officer.

On October 11, 2005, our board of directors appointed Ms. Jan Wallace to serve as a member of the board of directors until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

Disposition of Assets

The Cannery

On June 10, 2005, the Board of Directors determined that it was in the Company’s best interests to authorize management to conduct the sale of the Cannery property. Denver Fund I and the Company (as “Sellers”), entered into a Purchase and Sale Agreement and Joint Escrow Instructions with Ray Koroghli or assignee (“Buyer”) for a sales price of $9,500,000. The escrow was amended to adjust the sales price to $9,000,000 and extended to close December 12, 2005. The Buyer deposited an additional $100,000, non-refundable, in order to extend the escrow. There will be no further extensions.

The Company received $51,000 of the $100,000 deposited by Buyer. Denver Fund I agreed to lend the Company its portion of the deposit, $49,000, until such time as the property is sold. If the escrow does not close, the Company agreed to execute a note in favor of Denver Fund I bearing an interest rate of 9% secured by the cash flow from the subject property. If the cash flow does not retire the debt, in no event will the obligation to repay Denver Fund extend beyond one year.

If the agreement with Buyer is consummated, there are commissions payable to a number of brokers, including Denver Fund I, Nationwide Commercial Brokers and National Commercial Properties. Nationwide Commercial Brokers is a former subsidiary of the Company. National Commercial Properties is an entity controlled by Mr. Ron Robinson, a former director of the Company.

The Board of Directors further resolved that the net proceeds from the sale, approximately $1.2 million, shall be put into an accommodator account and used to fund the purchase of another property. To further this goal, the board has instructed management to select three (3) properties for the board to consider. Consistent with this mandate, management is currently developing a plan to evaluate and acquire properties.

Nationwide

Nationwide Commercial Brokers ("NCB") was incorporated on March 27, 2003, under the laws of the State of California. It was incorporated to operate as a real estate brokerage. It was a wholly owned subsidiary of the Company which operates under the real estate brokerage license of William Biddle, former officer and director, and current major shareholder of the Company. NCB paid Biddle $2,500 per month for his services. The Company capitalized NCB in the amount of approximately $12,200. Although NCB was originally formed to be the exclusive broker for the Company, the plan never materialized. In July 2005, the Company sold its 100% interest in NCB to Robert Leonard for $50,000, a major shareholder of the Company and the Chairman of NCB.

Effective November 1, 2005, NCB assumed the Company’s former offices at 4940 Campus Drive and agreed to indemnify and hold the Company harmless from any and all claims, demands, causes of action, losses costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damage of any kind or nature whatsoever that the Company may sustain by reason of NCB’s breach or non-fulfilment (whether by action or inaction), at any time. If NCB is unable to fulfil its obligations in assuming the lease and/or indemnifying the Company, the Company will be ultimately liable as if it were the sole participant on the lease.

      Vacant Lot, Dickinson, North Dakota

On October 18, 2005, the Company sold its vacant parcel of land in Dickinson, North Dakota to Morgan Rose Investment, LLC for $110,000. The Company recognized a gain on the sale of the lot in the approximate amount of $63,700. The sale of the lot resulted in the Company paying off a secured obligation against the property in the amount of $60,000 to Prime Time Auctions.

T-Rex Plaza Mall

On November 9, 2005, the Company sold the T-Rex Plaza Mall, Dickinson, North Dakota, for total consideration of $274,840, $50,000 of which represented was cash to the Company and the remainder was used to pay off an existing loan, secured by the property. The sale of the property resulted in the Company reducing its secured debt by $224,840 and being released from the land lease obligation currently totalling $14,401 per month.

Results of Operations

Revenue. The Company’s revenues are derived from rental income and brokerage commission fees derived from the sale of third party real estate transactions. For the three month period ended September 30, 2005, the Company generated total revenue of $146,593, compared to revenue of $234,709 for the same three month period in the prior year. For the nine month period ended September 30, 2005, the Company generated total revenue of $430,244, compared to revenue of $707,286 for the same nine month period in the prior year. The decrease in revenue for the three and nine month period ended September 30, 2005 when compared to the same reporting periods in the prior year is attributable to the disposal of the hotel operations in Dickinson, North Dakota, and a shopping center in Las Vegas, Nevada. Additionally, the Company also sold its brokerage operation in July 2005. The Company anticipates that total revenues will further decrease due to the disposition of the shopping center in Dickinson, North Dakota, and potential closing of the shopping center in Las Vegas, Nevada. The Company intends to invest the revenue from the sale of the Las Vegas shopping center following the identification of suitable properties.

Operating Expenses. The Company’s only operating expenses are general and administrative expenses which consist primarily of payroll expenses, depreciation expense, legal and accounting fees and costs associated with the acquisition and ownership of real properties. General and administrative expenses for the three months ended September 30, 2005 increased to $668,152 from the same reporting period in the prior year when general and administrative expenses were $589,205. The increase in operating expenses is primarily attributable to an increase in office rent and the contingent liability of a $177,000 contingent liability as a potential payout and settlement to former officers of the Company pending sale of the Cannery.

General and administrative expenses for the nine months ended September 30, 2005 decreased to $2,091,217 from the same reporting period in the prior year when general and administrative expenses were $2,336,535. The decrease in operating expenses is primarily attributable to lower consulting fees paid during the three and nine months ended September 30, 2005. Significant consulting fees were incurred during the nine month period ended September 30, 2004 in connection with efforts to raise additional working capital. The Company incurred $498,867 in consulting fees for the nine months ended September 30, 2005 and $967,080 for the same nine months in the prior year.

Operating Loss. Operating loss increased to $561,700 for the three months ended September 30, 2005 compared to an operating loss of $466,353 for the same three month period in the prior year. From the nine months ended September 30, 2005 operating loss was $1,060,348 compared to $1,922,602 for the nine month ended September 30, 2004. The decrease in operating loss is primarily attributable to the significant reduction in general and administrative expenses from lower consulting fees paid during the reporting period.

Other Income and (Losses). Other losses for the three months ended September 30, 2005 was $40,141 compared to other losses of $111,857 for the three months ended September 30, 2004. The decrease in other losses is attributable primarily to a reduction in interest expense. Other income for the nine months ended September 30, 2005 was $600,626 compared to other losses of $293,353 for the nine months ended September 30, 2004. The reporting of other income for the nine months ended September 30, 2005 is primarily attributable to management forgiving debt relating to accrued salary expense during the three months ended September 30, 2005 netting approximately $658,950.

Net Income (Loss). Net loss was $509,215 or $(0.03) per share (basic and diluted) for the three months ended September 30, 2005 compared to a net loss of $663,570 or $(0.07) per share (basic and diluted) for the three months ended September 30, 2004. Net loss was $717,702 or $(0.05) per share (basic and diluted) for the nine months ending September 30, 2005 compared to a net loss of $2,277,904 or $(0.26) per share (basic and diluted) for the nine months ending September 30, 2004.

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

At September 30, 2005, the Company had $11,745 of available cash and cash equivalents to meet its immediate short-term liquidity requirements. To date, the Company has paid no dividends and does not anticipate paying dividends into the foreseeable future.

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

Cash Flows from Operating Activities

Net cash used by operating activities was $870,295 for the nine months ending September 30, 2005 compared to net cash used by operating activities of $189,492 for the nine months ending September 30, 2004. Management is currently considering potential opportunities to acquire real estate. The decision to acquire one or more properties or investments in unconsolidated real estate will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties or make any further investments in unconsolidated real estate.

Cash Flows from Investing Activities

Net cash from investing activities amounted to $1,473,949 for the nine months ending September 30, 2005 compared to $(7,104) for the nine months ending September 30, 2004.

At September 30, 2005, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $615,698 for the nine months ending September 30, 2005 compared to $140,780 for the nine months ending September 30, 2004. The primary reason for the decrease was attributable to no sales of stock and reduction in notes payable.

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

Impairment of Real Estate Assets

The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger an impairment review include the following:

à	a significant negative industry or economic trend;
à	a significant underperformance relative to historical or projected future operation results; and
à	a significant change in the manner in which the asset is used.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

A discussion of all material ongoing legal proceeding can be found in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. There are no material developments to report aside from the recent entering of a trial date set for April 6, 2006 in the Luis Leon v. Secured Diversified Investment, Ltd. (case no. 05CC04651) case filed in the Superior Court of California, County of Orange.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement of Purchase and Sale and Joint Escrow Instructions dated July 1, 2005 between the Company, Denver Fund I and Ray Koroghli or Assignee [1]
10.2	Amendment / Supplemental - Escrow Instructions, dated October 20, 2005
10.3	Amendment / Supplemental - Escrow Instructions, dated November10, 2005
10.5	Seller’s Final Settlement Statement, dated October 4, 2005
10.6	Escrow Instructions, dated October 12, 2005
10.7	Consent to Assignment of Ground Lease, dated November 4, 2005
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1   Previously filed as an exhibit to the quarterly report on Form 10-QSB for the period ended June 30, 2005 and filed with the Securities and Exchange Commission on August 22, 2005.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	November 18, 2005

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director