Form 10KSB
period 2005-12-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2006-04-17
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number __________

Secured Diversified Investment, Ltd.
(Name of small business issuer in its charter)
Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5205 East Lincoln Drive, Paradise Valley, Arizona	85253
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (949) 851-1069
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year. $549,205

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$1,310,388 as of March 28, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 29,839,671 Common Shares as of March 23, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I

Item 1. Description of Business

Our Business

Our Business Model: Diversified Real Property Ownership

Our business plan has been to acquire interests in properties that are geographically and functionally diverse that would be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Our strategy was to target retail shopping centers, small office buildings and other properties that fit our general guidelines for price, amount of leverage and other criteria that would further our business plan. In order to conserve resources, we strove to structure our acquisitions to minimize cash requirements by offering the sellers of our properties shares of our Preferred Stock convertible into shares of Common Stock at future dates.

In the first quarter of 2003, we commenced our business plan to accumulate investment properties, which, by the end of fiscal year 2004, included a portfolio of four improved real properties (three retail shopping centers and one single-story office building) and one unimproved parcel of land.

Several of our acquisitions, however, were less desirable than we originally had hoped. The properties were depressed, in need of maintenance, and were overburdened with financial obligations. We were unable to generate sufficient cash flow to fund our operating expenses. As such, we were forced to burden our properties with debt to raise money for operating expenses, further straining our properties. During 2005, we sold off two improved real properties and our unimproved parcel of land. Thus, by the end of fiscal year 2005, our remaining portfolio consisted of a 100% ownership interest in the Katella Center in Orange, California, and a 53% ownership interest in the Campus Drive Office Building in Newport Beach, California.

In light of our unfavorable experience with some of our properties, our new management has refocused our business efforts and plan around investing in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah. Properties acquired are expected to demonstrate a sufficient cash flow, minimum debt, and the opportunity for appreciation. Because of limited cash resources we will seek properties that may be acquired with partners.

Aside from our real estate portfolio, we are also looking into extending our business plan to include real estate financing.

Real Property Dispositions in 2005

During the course of fiscal year end 2005, we sold the following properties under the following circumstances.

The Cannery

On July 1, 2005, we, along with co-owner Denver Fund I, entered into a Purchase and Sale Agreement and Joint Escrow Instructions with Ray Koroghli, or an assignee as he may designate, for the sale of the Cannery in the amount of $9,500,000, with closing set for September 2005. Mr. Koroghli later assigned his rights under the agreement to St. Rose, LLC and JAA, LLC. The agreement was later amended to adjust the sales price to $9,000,000 and extend the close of escrow to December 2005.

Escrow closed on December 2, 2005. Proceeds in escrow were used to pay off a $4,019,671 mortgage on the property, a prepayment penalty in the amount of $300,518, and commissions to KB Morris for $180,000 and to National Commercial Properties for an additional $180,000. Our former director Ronald Robinson is a principal of National Commercial Properties.

After settling other miscellaneous items in escrow and aside from a dispute that has arisen over certain funds in escrow resulting in litigation, described briefly below, we realized a gain on the sale of the property with respect to our 51% ownership interest in the amount of $1,634,238. We netted cash proceeds in the amount of $1,831,361, not including $267,000 held back by the escrow agent. This money is now the subject of litigation with certain of our former officers and directors.
The various parties and claims are provided in the section of this Annual Report entitled “Legal Proceedings,” including the matters of Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129) and Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350). As part of this litigation, the escrow agent has deposited these funds with the Superior Court of the State of California, in Orange County.

We used approximately $500,000 of the proceeds from the sale of the Cannery to fund the purchase of two properties in Arizona, as described below under Real Property Acquisitions in Early 2006.

Vacant Lot, Dickinson, North Dakota

On October 18, 2005, we sold our vacant parcel of land in Dickinson, North Dakota to Morgan Rose Investment, LLC for $110,000. The lot was acquired in connection with the sale of our hotel in October 2004 and had a book value of $46,300. We recognized a gain on the sale of the lot in the amount of $63,700. The sale resulted in the payoff of a mortgage to Prime Time Auctions in the amount of $60,000 plus accrued interest totaling $1,475. After expenses of $10,840 the Company netted $37,680 in cash.

T-Rex Plaza Mall

On November 9, 2005, we sold the T-Rex Plaza Mall in Dickinson, North Dakota, for total consideration of $274,840. We received $50,000 used to pay taxes, land lease payments, insurance and other items. The remainder of $224,840 was used to pay off an existing loan, secured by the property. No cash was netted on the sale of the T-Rex Plaza Mall.

Subsidiary Dispositions in 2005

Nationwide Commercial Brokers

In July 2005, we sold Nationwide Commercial Brokers ("NCB"), our wholly-owned subsidiary. NCB was formed on March 27, 2003, under the laws of the State of California. It was incorporated to operate as a real estate brokerage under the real estate brokerage license of William Biddle, former officer and director, and current large shareholder. NCB paid Biddle $2,500 per month for his services. We capitalized NCB in the amount of approximately $12,200. Although NCB was originally formed to be our exclusive broker, the plan never materialized to our benefit. In July 2005, we sold our 100% interest in NCB to Robert Leonard for $50,000, a large shareholder of our company and the Chairman of NCB.

Effective November 1, 2005, NCB assumed our former offices at 4940 Campus Drive and agreed to indemnify and hold us harmless from any and all claims, demands, causes of action, losses costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damage of any kind or nature whatsoever that we may sustain by reason of NCB’s breach or non-fulfillment (whether by action or inaction), at any time. If NCB is unable to fulfill its obligations in assuming the lease and/or indemnifying us, we will be ultimately liable as if we were the sole participant on the lease.

Diversified Commercial Mortgage

In July 2005, we sold Diversified Commercial Mortgage, Inc. (“DCM”). DCM was incorporated in 2003 under the laws of the State of California to perform as a mortgage brokerage business. However, DCM never engaged in operations and had no assets or liabilities. We eventually sold the shell to Nationwide Commercial Brokers, Inc., for $1,000.

Spencer Springs

In March 2005, we sold our remaining interest in Spencer Springs to William S. Biddle for a total of $577,777, represented by $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. On May 2, 2005, Biddle paid off the outstanding obligation plus all interest.

Corporate History

We were initially formed under the laws of the State of Utah on November 22, 1978 to pursue a position in the entertainment industry focusing on transactions involving the purchase and sale of literary property rights in connection with all types of theatrical pictures, plays, television films, music publications and other forms of entertainment. Ultimately, our efforts in the entertainment industry were unsuccessful, so we decided to search out other business opportunities. On July 23, 2002, our shareholders voted to change the direction of our business and pursue ownerships interests in a portfolio of real properties. To further our new objective, we moved our domicile to Nevada and changed our name from “Book Corporation of America” to “Secured Diversified Investment Ltd.” On September 18, 2002, the OTCBB symbol for our common stock was changed from BCAM to SCDI.

Competition

The acquisition and leasing of real estate is highly competitive. We compete for tenants with owners and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. We also experience competition when attempting to acquire real estate, including competition from domestic and foreign financial institutions, other real estate companies, life insurance companies, pension trusts, trust funds, partnerships and individual investors. If there is a drop in the rental market, we may be unable to compete successfully against existing and future competitors, who have less debt and more financial support who could lower rents and could harm our margins and our business operations.

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

Employees

As of December 31, 2005, we have three employees and one consultant. Our employees are not represented by labor unions or collective bargaining agreements. We consider our labor relations to be satisfactory.

Research and Development Activities

We did not incur any research and development expenditures in the fiscal years ended December 31, 2005 or 2004.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Description of Property

Our Properties at December 31, 2005

Katella Center, Orange, California

We own a 100% interest in the Katella Center, a strip mall consisting of six retail rental units of various sizes totalling approximately 9,500 square feet, located at 632-650 E. Katella Avenue in Orange, California. The property is in fair condition. Currently, the building is subject to a first trust deed held by Val-Chris Investments with a principal balance of $370,000 and fixed interest rate of 11.5%. Our monthly payments on the loan are interest only. The loan matures on June 25, 2006, at which time the principal balance is due. The building was subject to a second trust deed held by Prime Time Auctions, Inc. with a principal balance of $25,000 and a fixed interest rate of 15%. The loan matured on January 1, 2006 and has been fully paid off. Prime Time Auctions, Inc. is a minority shareholder of our company.

As of December 31, 2005, the Katella Center is currently generating monthly net cash flow of approximately $3,000. The property is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52-year term that expires in March 2017. The ground lease payment is currently $3,000 per month. Commencing June 1, 2007, however, the annual ground lease payment shall revert to 7% of the fair market value of the land, which we estimate to be approximately $1.2 million. Thus, if our estimations are correct, we will face a ground lease payment of approximately $7,000 per month commencing June 1, 2007.

Because our monthly net flow will not be enough to cover a potential $7,000 monthly payment on ground lease, we are forced to consider our options. We are having management thoroughly review the issue and present our board of directors with proposed solutions, which may include the sale of the Katella Center. We have impaired the asset $214,977 on our financial statements.

The aggregate undepreciated tax basis of depreciable real property at the Katella Center for federal income tax purposes was $501,667 as of December 31, 2005. Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years. The current real estate tax rate for the Katella Center is $.02247 per $100 of assessed value. Property taxes (including penalties) due for the Katella Center for the 2005 tax year are $3,016.81.  The property taxes are delinquent.

The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges us $750 per month in management fees. The property is adequately covered by insurance.

Campus Drive Office Building, Newport Beach, California

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). Wayne Sutterfield, our former director and current large shareholder, owns the remaining 46.2% membership interest in Diversified. The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660. The property is in good condition. The building is subject to a first trust deed held by Pacific Western Bank with a principal balance of $680,980 at December 31, 2005 and a yearly variable rate of interest currently at 8% and capped at 10.875%. Monthly payments of principal and interest are amortized over a period of 20 years and will mature on at February 2, 2013. There is no prepayment penalty after March 2, 2006. We have a $70,000 certificate of deposit with Pacific Western Bank to further secure the loan.

The building is also subject to a second deed of trust held by CGC Professional Bldg, the entity that sold us the building, with a principal balance of $110,000 and fixed interest rate of 8%. Our monthly payments on the loan are interest only. The loan matures on February 4, 2008, at which time the principal balance is due.

In addition, the building is subject to a third deed of trust held by Wayne Sutterfield, our former director, with a principal balance of $71,630 and fixed interest rate of 8%. Mr. Sutterfield receives an 8% preferential treatment on his investment. Our monthly payments on the loan are interest only. The loan matures on December 31, 2006.

We also encumbered the property with a $67,000 note due to Mr. Sutterfield. This note was originally secured by the T-Rex property when it was acquired in 2003. The note called for interest only payments at 8% per annum. We made no payments and accrued all interest. The sale of the T-Rex property did not generate cash proceeds and we did not have sufficient liquidity to pay this note.

In order to complete the T-Rex property sale, Mr. Sutterfield agreed to forebear payment at the closing and extend the debt by securing it with the Campus Drive Office Building. The loan was originally set to mature February 16, 2006, but has been extended to August 16, 2006, at which time the principal balance is due.

We lease the land on which the office building sits. The lease has a 55-year term that expires in June 30, 2034. The ground lease payment is currently $3,608 per month. In June 2009, the ground lease payment will adjust to 8% of the fair market value of the land through June 2019 and in June 2019 the lease will again adjust to 8% of the fair market value of the land through maturity. Fair market value is determined as if the leased premises were vacant, unimproved and unencumbered and free from zoning restrictions so as to permit all uses permitted as of commencement date of lease. The lease contains options for two additional terms of ten years each. For each term the ground lease payment will adjust to 8% of the fair market value of the land.

The aggregate undepreciated tax basis of depreciable real property at the Campus Drive Office Building for federal income tax purposes was $1,204,461 as of December 31, 2005. Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years. The current real estate tax rate for the Campus Drive Office Building is $.02033 per $100 of assessed value. Property taxes due for the Campus Drive Office Building for the 2005 tax year are $8,486.38. There are also supplemental taxes due. The total amount due for the 2005 year is approximately $20,672.  The property taxes are delinquent.

The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges Diversified $750 per month in management fees. The principal of PSG Enterprises is also a principal of CGC Professional Building from whom the property was acquired. The property is adequately covered by insurance.

Recently Acquired Properties - Subsequent to Reported Period

Lincoln Drive Property

We own a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. We acquired our 25% interest from Fazoql, Inc. as a joint venture investment with Fazoql, Inc. and Willowpoint, LLC. Fazoql, Inc. had previously obtained a 50% interest from Willowpoint, LLC, an Arizona limited liability company, which retained a 50% ownership interest in the property. We then obtained our 25% interest directly from Fazoql, Inc. Patrick McNevin, a member of our board of directors, is President of Fazoql Inc. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of $852,146 bearing an annual interest rate of 6.5% per annum. The loan matures May 1, 2010.

The property is in very good condition. There is no ground lease on the property. The property is 100% leased and situated between two new residential/hospitality developments.

We will not receive any rental income from the leased units. We believe the property’s adjacent developments and scheduled city improvements to the walkways in the front area are positive indicators that we will experience appreciable gain in any future sale of the property. Fazoql, Inc. and Willowpoint, LLC are jointly responsible for all costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments. We are not responsible for these items.

The current real estate tax rate for the Lincoln Drive property is unknown at this time. Property taxes due for the Lincoln Drive property for the 2005 tax year are $6,159. We are not responsible for the payment of taxes.

Cactus Road Property

On February 15, 2006, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. We acquired our interest for $200,000 from Ms. Jan Wallace, our officer and director, who holds the remaining 66 2/3% ownership in the property. Currently, the property is subject to a first trust deed held by Chase Manhattan Mortgage with a principal balance of $303,750 and a second deed of trust held by Ms. Wallace with a principal balance of $226,200. There are no ground leases on the property.

The property consists of 2,180 square feet situated on approximately 38,587 square feet of land strategically located on a heavily trafficked corner. We invested in the property and plan to have it remodeled and retrofitted to house our headquarters. We also plan to lease a portion of the building to a mortgage company in which we plan to develop an interest. Because of the property’s heavily trafficked location, we believe that it will appreciate and provide us a profit in the event we elect to sell it at some future date.

The property needs repair. Repairs and renovation costs are estimated at $46,950, which include a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs, renovation and remodeling of the kitchen area to accommodate new tenants. Ms. Wallace will be responsible for these costs. We intend to hire a third party to manage the property. The property is adequately covered by insurance.

Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years, except component depreciation as permitted for tenant improvements, repairs and renovation costs. The current real estate tax rate for the Cactus Road property is unknown at this time. The property taxes for 2005 were $2,173.

Property Information

The following table sets forth the average annual occupancy rate and rent per square foot for our properties held as of March 23, 2006:

Property	Occupancy Rate	Average Rent/Sq. Ft.
The Katella Center	100%	$1.29
Campus Drive Office Building	100%	$1.77
Lincoln Drive property	100%	$3.69
Cactus Road property	Vacant	N/A

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for our properties held as of March 23, 2006:

Property	Year	Number of Leases Expiring	Total Square Footage of Expiring Leases	Total Annual Rental Covered by Expiring Leases	% of Gross Annual Rental
The Katella Center	2006 2007 2008 2009 2010	4 1 2 - -	3,048 597 6,615 - -	$50,715 $9,883 $99,406 - -	33.8% 6.6% 66.2% - -
Campus Drive Office Building(1)	2006 2007 2008 2009 2010	3 - - 1 -	1,889 - - 3,463 -	$56,760 - - $77,616 -	30.9% - - 42.2% -
Lincoln Drive property	2006 2007 2008 2009 2010	1 - 2 - -	1,024 - 3,391 - -	$36,000 - $159,600 - -	18.4% - 81.6% - -
Cactus Road property	N/A	N/A	N/A	N/A	N/A

(1)
We have four month-to-month leases on the Campus Drive Office Building. These leases account for a total of 1,035 square feet, total annual rent in the amount of
$49,500, and 26.9% of the gross annual rental for the property.

The following table sets forth those tenants at our properties, as of March 23, 2006, that occupied more than 10% of the rentable square footage at the respective properties, the square feet occupied, the average rent per square feet for such tenant.

Property	Tenants	Business	Sq. Ft. Rental (% of Total)	Rent/Sq. Ft.
The Katella Center	Strings by Judith Ted Nguyen Bloomers Cookies	Clothing mfg Remodelling Retail and Baking	4,445 / 46.0% 2,170 / 22.5% 1,262 / 13.1%	$1.24 $1.27 $1.37
Campus Drive Office Building	Borders & Associates Crisp Global	Architects Accounting Office	3,463 / 40.0% 1,299/ 15.0%	$1.87 $1.85
Lincoln Drive property	Joel D. Designs Fazoql Hague Showcase	Florists & Gift Shop Furniture Sales Furniture & Gift Shop	1,024 / 23.2% 1,472 / 33.3% 1,919 / 43.5	$2.93 $4.96 $3.13
Cactus Road property	N/A	N/A	N/A	N/A

Item 3. Legal Proceedings

Except as set forth below, we are not a party to any pending legal proceeding and we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Luis Leon v. Secured Diversified Investment, Ltd.

On April 6, 2005, we were served with a complaint in the matter of Luis Leon v. Secured Diversified Investment, Ltd. (case no. 05CC04651), filed in the Superior Court of California, County of Orange. The complaint contains causes of action for breach of contract, promissory estoppel, intentional misrepresentation, violations of the California Labor Code. The complaint seeks damages in an amount to be determined at trial but including $116,359 of unpaid salary, $16,667 for one month unpaid vacation time, $5,548 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288 plus a statutory penalty of $16,666 pursuant to Labor Code Section 201. Mr. Leon also seeks a grant of options to purchase $250,000 of our common stock. We intend to vigorously defend the action. A trial date has been set for June 12, 2006. The parties are currently meeting in attempts to resolve the matter.

Alliance Title Company, Inc. v. Secured Diversified

On January 13, 2006, Alliance Title Company, Inc. (“Alliance”) filed a complaint in the matter of Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129) in the Superior Court of California, County of Orange.

The complaint alleges that Alliance, our escrow agent, was entrusted with $267,000 pursuant to escrow instructions, and that a mutual written agreement among the parties to the escrow was required to properly disperse the funds. Alliance further alleges that no instructions were provided to disperse the funds, but instead, competing claims for the funds were made by Secured Diversified Investment, Ltd., Clifford L. Strand, William S. Biddle, Gernot Trolf, Nationwide Commercial Brokers, Inc., and Prime Time Auctions, Inc.

Alliance has deposited the funds with the court and has asked for a declaration of rights regarding the funds. We are contesting the case vigorously and are proceeding with discovery. At this time we cannot make any evaluation of the outcome of this litigation. Alliance has requested that its reasonable costs and attorney’s fees be paid from the deposited funds.

Clifford L. Strand v. Secured Diversified Investment, Ltd.

On January 20, 2006, Clifford L. Strand, William S. Biddle, Gernot Trolf, our former management, and Nationwide Commercial Brokers, Inc., our former subsidiary (collectively, “Plaintiffs”), filed a complaint in the matter of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange. Secured Diversified Investment, Ltd. and Ms. Jan Wallace have been named in this lawsuit. The complaint contains causes of action for fraud and misrepresentation, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing, conversion, common counts, money had and received, and declaratory relief. These allegations arise out of the hold over of funds at issue in Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129), described above. To date, however, the matters have not been consolidated.

We filed a cross-complaint against all Plaintiffs, Alliance Title Company and Brenda Burnett, a former employee of Alliance. Our cross-complaint contains causes of action for breach of contract, breach of fiduciary duty, negligent supervision, civil conspiracy, intentional interference with economic relations, negligent interference with economic relations, breach of oral agreement, breach of employment contract, breach of director/officers’ fiduciary duty, fraud/intentional misrepresentation, and declaratory relief. We are defending and prosecuting this case vigorously and are proceeding with discovery. At this time, we cannot make any evaluation of the outcome of this litigation.

William S. Biddle v. Secured Diversified Investment, Ltd.

On March 10, 2006, some of our shareholders, including Clifford L. Strand, Robert J. Leonard, William S. Biddle, and Gernot Trolf (collectively, “Plaintiffs”) filed a complaint in the matter of William S. Biddle v. Secured Diversified Investment, Ltd. (case no. 06CC03959) in the Superior Court of California, County of Orange. Plaintiff seek declaratory relief as to whether we are a foreign corporation under California Corporation Code Section 2115(a) and whether Plaintiff’s alleged demand for our shareholder list and for an inspection of the accounting books and records and minutes of shareholders , board of directors and committees of such board is governed under California Corporation Code Sections 1600 and 1601. We are contesting this case vigorously and are proceeding with discovery. At this time, we cannot make any evaluation of the outcome of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SCDI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	.45	.30
June 30, 2005	.30	.25
September 30, 2005	.25	.25
December 31, 2005	.25	.05

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	2.25	0
June 30, 2004	2.30	0
September 30, 2004	1.75	.51
December 31, 2004	1.05	.45

Holders of Our Common Stock

As of March 23, 2006, we had approximately 188 holders of record of our common stock.

Dividends

We have no agreements to register shares on behalf of shareholders currently holding unregistered securities. We have not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. Our ability to pay dividend is subject to limitations imposed by Nevada law.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

In June 2004, we issued securities in the following manner under certain employment agreements effective in May and December 2003 and stock option plans established in November 2003:

(1) 500,000 shares of common stock and options to purchase 1,000,000 shares of common stock to Mr. Clifford L. Strand;

(2) 250,000 shares of common stock and options to purchase 500,000 shares of common stock to Mr. William S. Biddle;

(3) 250,000 shares of common stock and options to purchase 500,000 shares of common stock to Mr. Gernot Trolf; and

(4) 250,000 shares of common stock and options to purchase 500,000 shares of common stock to Mr. Munjit Johal.

Effective April 1, 2005, the above individuals agreed to rescind all shares and stock options issued under the former 2003 employment agreements. Mr. Johal delivered us his shares and they were returned to the corporate treasury in October 2005. To date, Messrs. Strand, Biddle and Trolf have not delivered their shares to be returned to our corporate treasury.

Effective June 1, 2005, we entered into new employment agreements with Messrs. Strand, Biddle and Trolf for the issuance of salary and our common stock. As a result, Mr. Strand is to receive 125,000 shares of common stock, Mr. Biddle is to receive 150,000 shares of common stock, and Mr. Trolf is to receive 45,000 shares of common stock upon the return to our corporate treasury of the shares issued under the former 2003 employment agreements.

On December 14, 2005, Iomega Investments, LLC (“Iomega”) requested the conversion of its 250,000 shares of Series C Preferred Stock issued on April 15, 2004. In February 2006, Iomega was issued 15,000,000 shares of our common stock and the outstanding Series C Preferred Stock was retired.

An option to purchase 250,000 shares of our common stock owned by Ms. Sumiye Onodero-Leonard under the 2003 Non-Employee Director Incentive Plan expired on May 17, 2005 and is thus no longer exercisable.

On December 31, 2005, Mr. Jay Kister cancelled his options to purchase 250,000 shares of common stock granted under the 2003 Non-Employee Director Incentive Plan.

Wallace Black Financial & Investment Services (“WB”) received 400,000 shares of our common stock and warrants to purchase 400,000 shares of common stock in connection with a consulting agreement. Ms. Kelly Black and Ms. Jan Wallace, owners of WB, decided to take their shares individually. Thus, Ms. Wallace received 200,000 of the 400,000 issued common shares and an additional 45,000 common shares that was provided under the agreement. The warrants to purchase 400,000 shares of common stock remain in WB. On December 22, 2005, however, Ms. Wallace returned 45,000 shares to us. These shares were effectively cancelled in January of

2006.

Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	287,500	$0.15	4,712,500
Equity compensation plans not approved by security holders	400,000	$0.50 to $2.00	0

(1) In November 2003, the Board of Directors adopted and the Shareholders approved two stock incentive plans: the Secured Diversified Investment, Ltd. 2003 Employee Stock Incentive Plan (2003 Employee Plan) and the Secured Diversified Investment, Ltd. 2003 Non-employee Directors Stock Incentive Plan (2003 Directors Plan). The Plans authorized the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members our Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Effective April 1, 2005, the 2003 Employee Plan had been eliminated. The officers rescinded their employment agreements thereby forgiving the entire amount of their accrued salaries, shares issued and their grant of options under the 2003 Employee Plan. The former officers of the Company were collectively granted stock options totalling 2,500,000 shares of which 1,250,000 were vested at December 31, 2004. The Company recorded the expense of the vested options. See Footnote 12 Commitments and Contingencies Officer Employment Agreements and Footnote 13 Litigation.

After the reporting period, the 2003 Director Plan was also eliminated. However, a majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resignation or the options would expire and automatically cancel. Remaining available under the 2003 Director Plan is the grant of stock options for 162,500 shares, all other grant of stock options have expired and been cancelled. Unless exercised, the grant of options for the remaining 162,500 shares will expires on June 14, 2006.

On March 8, 2006, our Board of Directors adopted the 2006 Stock Option Plan of Secured Diversified Investment, Ltd (the “2006 Plan”). The 2006 plan authorizes the grant of stock options during any 12 month period that does not exceed the greater of: (1) $1 million, (2) 15%

of our total assets, or (3) 15% of our issued and outstanding common stock of the company. No options have been issued under the 2006 Plan and the Board of Directors intends to seek shareholder approval of the 2006 Plan at the next annual meeting of shareholders.

Item 6. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Change of Business Focus

In light of our unfavorable experience with some of our properties, our new management has refocused our business efforts and plan around investing in properties that will provide immediate appreciation with little debt service.

We also intend to engage in significant greater due diligence of proposed properties to avoid unwanted features that have burdened some of our prior acquisitions. Many of our prior properties were acquired by prior management from Seashore Diversified Investment Company (“Seashore”). Because they failed to conduct complete due diligence, we acquired some undesirable properties on terms less than favorable.

To further our refocused objective, we are looking into properties located in Arizona, Nevada, and Utah. Properties acquired are expected to demonstrate a positive cash flow, minimum debt, and the opportunity for appreciation. Because of limited cash resources we will also seek to enter into partnership arrangements for the purchase of properties in the near future.

Aside from our real estate portfolio, we are also looking into extending our business plan to include real estate financing. At this point, we have not taken any significant steps to further this idea, but shortly our management plans to form a subsidiary company to engage in the residential mortgage brokerage business. We are evaluating this and other business opportunities consistent with or related to our expertise in real estate acquisitions.

Management Issues in 2005

Changes in Management

The following table shows the resignations, terminations and/or appointments and the respective dates of occurrence for our officers and directors in 2005.

Name	Position(s)	Date of Resignation/Termination/Appointment
Luis Leon	CEO	Terminated as CEO on January 11, 2005
Pamela Padgett	Director	Resigned as Director on February 22, 2005
Ron Robinson	Director	Resigned as Director on March 24, 2005
Clifford L. Strand	President, CEO and Director	Resigned as President on April 5, 2005 Appointed as CEO on April 5, 2005 Resigned as CEO on August 31, 2005 Resigned as Director on September 26, 2005
William S. Biddle	Vice President, Director	Resigned as Vice President on August 31, 2005 Resigned as Director on September 26, 2005
Gernot Trolf	Chief Operating Officer	Resigned as COO on August 31, 2005
Bruce E. Duquette	Director	Resigned as Director on October 5, 2005
Wayne Sutterfield	Director	Resigned as Director on December 14, 2005
Jan Wallace	President, CEO and Director	Appointed as President on April 5, 2005 Appointed as CEO on September 1, 2005 Appointed as Director on October 11, 2005
Patrick McNevin	Director	Appointed as Director on December 14, 2005
Peter Richman	Director	Appointed as Director on January 2, 2005

Our present list of officers and directors and their respective positions and background information are provided below in this Annual Report in the section entitled, “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

Officer Employment Agreements

During 2003, we executed employment agreements with our then officers, William S. Biddle, Clifford Strand, and Gernot Trolf, that extended through 2006. Effective April 1, 2005, these former officers rescinded their employment agreements and forgave the entire amount of their accrued salaries and all shares and stock options issued under the agreements. To date, however, the former officers have not returned their respective shares to our corporate treasury.

Effective June 1, 2005, we entered into new employment agreements with these officers. The employment agreements provided for a reduced issuance of common stock based on a formula provided in the agreements. A summary of the material terms of each employment agreement is set forth in the table below.

Employees	Term	Salary	Common Stock	Position
William Biddle	2 years	$90,000 for the first year; $97,200 for the second year	150,000	V.P. of Sales and Acquisitions
Munjit Johal	2 years	$84,000 for the first year; $84,000 for the second year	0	Chief Financial Officer
Gernot Trolf	2 years	$72,000 for the first year; $77,760 for the second year	45,000	Director of Operations
C.L. Strand	2 years	$180,000 for the first year; an increase of 8% each following year	125,000	Chief Executive Officer

Since August, Biddle, Strand and Trolf have all resigned and we have set aside $177,000 in contingent liabilities as potential payout and settlement to these officers. The matter is now the subject of litigation. The various parties and claims are provided in the section of this Annual Report entitled “Legal Proceedings,” including the matters of Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129) and Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350).

Results of Operations

The comparability of the financial information discussed below is limited by acquisitions and dispositions completed during the fiscal year ended December 31, 2005. During 2005, we sold our vacant parcel of land and T-Rex Plaza shopping center in Dickinson, North Dakota, and our shopping center in Las Vegas, Nevada. Additionally, we sold a 100% interest in our subsidiaries Nationwide Commercial Brokers, Inc. and Diversified Commercial Mortgage, Inc. We also completed the sale of our 63% interest in Spencer Springs, LLC.

Comparison of years ended December 31, 2005 and 2004.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $549,205 for the fiscal year ended December 31, 2005, compared with net income of $939,663 for the same period ended December 31, 2004. During 2005, we sold our vacant lot and shopping center in Dickinson, North Dakota as well as our shopping center in Las Vegas, Nevada.

Additionally, we sold our entire remaining interests in our subsidiaries. We recorded a gain on disposal of discontinued operations of $342,646 for the fiscal year ended December 31, 2005,

compared to a loss of $488,754 for the fiscal year ended December 31, 2004.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $1,185,551 to $2,431,902 for the fiscal year ended December 31, 2005, compared to $3,617,453 for the fiscal year ended December 31, 2004. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the fiscal year ended December 31, 2005 was $43,950 compared to $87,385 in depreciation expense for the fiscal year ended December 31, 2004. The depreciation was attributable primarily to the Katella Business Center and 5030 Campus Drive.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $193,894 for the fiscal year ended December 31, 2005 compared to $296,704 for the fiscal year ended December 31, 2004. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Katella Business Center, T-Rex Plaza Mall and 5030 Campus Drive properties. We also recognized impairment with respect to the Katella Center property in the amount of $214,977.

We also reported gain on sale of assets of $1,974,111 attributable to the sale of the vacant lot and T-Rex Plaza Mall in Dickinson, North Dakota, and the shopping center in Las Vegas, Nevada.

Net Income (Loss) We reported net income of $793,828 or $0.05 per share for the fiscal year ended December 31, 2005 compared to a net loss of ($2,707,048) or $(0.27) per share for the fiscal year ended December 31, 2004. Net income from continuing operations was $451,182 or $0.03 per share for the fiscal year ended December 31, 2005 compared to a net loss of $(2,218,294) or $(0.23) per share for the fiscal year ended December 31, 2004. The net income from disposal of discontinued operations was $342,646, or $0.02 per share for the fiscal year ended December 31, 2005. Discontinued operations accounted for a loss of ($488,754) or ($0.05) for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing.

We anticipate that we will be dependent, for the short future, on additional investment capital to fund operating expenses, and additional property or business acquisitions before achieving operating profitability. Since our inception, we have covered our capital requirement shortfall through financing from our control shareholders, high cost debt from refinancing activities, or the disposition of assets.

At December 31, 2005, we had $1,230,404 of cash and cash equivalents as compared to $35,433 of cash and cash equivalents at December 31, 2004 to meet our immediate short-term liquidity requirements. This increase in cash and cash equivalents is attributable to the sale of Las Vegas, Nevada shopping center. With the current infusion of cash we hope to generate new business opportunities to create and stabilize operating cash flow.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $(1,578,188) for the fiscal year ended December 31, 2005 comparable to net cash used by operating activities of $(1,514,872) for the fiscal year ended December 31, 2004. This decrease in cash used by operating activities relative to the prior period was primarily due to the disposition of assets and reduction in overhead.

We are considering other potential opportunities not limiting ourselves to the acquisition of real estate. The decision to acquire properties or other types of investments will generally depend upon the opportunity to provide appreciation, an established source of revenues in excess of operating costs and stabilized cash flow stream sufficient to make future investments.

Cash Flows From Investing Activities

Net cash provided by investing activities amounted to $2,984,167 for the fiscal year ended December 31, 2005 comparable to the $3,044,652 for the fiscal year ended December 31, 2004. The net cash provided by investing activities for both periods resulted from the disposition of real estate.

At December 31, 2005, we do not have any material planned capital expenditures resulting from any known demand based on existing trends. However, we may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $(211,009) for the fiscal year ended December 31, 2005 compared to $(1,619,891) for the fiscal year ended December 31, 2004. The primary reason for the use of proceeds was due to repayments of notes due on the sale of properties.

We intend to invest in business opportunities and acquire properties and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

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

Impairment of Real Estate Assets

The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important that could trigger an impairment review include the following:

1.	a significant negative industry or economic trend;
2.	a significant underperformance relative to historical or projected future operation results; and
3.	a significant change in the manner in which the asset is used.

Item 7. Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of December 31, 2005;
F-3	Consolidated Statements of Operations for the Years Ended December 31, 2005 and December 31, 2004;
F-4	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005 and December 31, 2004;
F-6	Notes to Consolidated Financial Statements;

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Secured Diversified Investment, Ltd.

We have audited the accompanying consolidated balance sheet of Secured Diversified Investment, Ltd. (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained net losses since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
Los Angeles, California
February 24, 2006

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
December 31, 2005

ASSETS

Properties, net of accumulated depreciation of $123,213	$1,321,740
Cash and cash equivalents	1,230,404
Receivables	186,171
Note receivable, related party	32,277
Prepaid expenses	9,774
Restricted cash	71,714
Other assets	316,961
Total Assets	$3,169,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable	$1,160,980
Mortgages payable, related parties	163,630
Notes payable, related parties	165,418
Interest payable	62,534
Payroll liabilities	1,006
Accounts payable, accrued expenses and other liabilities	697,415
Total Liabilities	2,250,982

COMMITMENTS & CONTINGENCIES

Minority Interest	111,325

STOCKHOLDERS' EQUITY
Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,109,600 issued & outstanding	71,097
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 160,861 issued & outstanding	1,609
Series C Preferred Stock, 22,500,000 shares authorized,
$0.01 par value, 250,000 shares issued & outstanding	2,500
Common Stock, 100,000,000 shares authorized, $0.001
par value, 15,377,139 issued and outstanding	15,377
Paid In Capital	8,586,012
Unissued Shares	125,000
Accumulated Deficit	(7,994,859)
Total Stockholders' equity	806,735

Total Liabilities & Stockholders' equity	$3,169,042

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004

	2005	2004
REVENUES
Rental income	$549,205	$892,213
Brokerage	-	47,450
Total Revenues	549,205	939,663

OPERATING EXPENSES
Litigation expense	60,000	170,950
Impairment loss	214,977	-
General and administrative costs	2,431,902	3,617,453
Total operating expenses	2,706,880	3,788,403

Operating loss	(2,157,675)	(2,848,740)

Other Income and Losses
Interest expense	(193,894)	(296,704)
Interest income	28,846	22,065
Gain (loss) on equity investment	104,837	(52,676)
Gain on sale of assets, net	1,974,111	1,388,826
Loss on sale of note	(7,500)	(5,798)
Minority interest	36,070	(425,267)
Other income	666,385	-
Total other income (losses)	2,608,856	630,446

Net income (loss) from continuing operations	451,182	(2,218,294)

Discontinued operations:
Income (loss) from discontinued operations (including gain (loss) on disposal)	342,646	(488,754)

Net income (loss)	$793,828	$(2,707,048)

Net income (loss) per share, continuing operations	$0.03	$(0.23)
Net income (loss) per share, discontinued operations	$0.02	$(0.05)
Basic earnings (loss) per common share	$0.05	$(0.27)
Basic weighted average number of shares of common stock outstanding	15,305,563	9,848,337

Diluted earnings (loss) per common shares	$0.00	$(0.02)
Diluted weighted average number of shares of common stock outstanding	174,106,173	168,023,947

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$793,828	$(2,707,048)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	43,950	87,385
Minority interest	(36,070)	425,267
Impairment of real estate	214,977	-
(Gain) Loss on equity investment	(104,837)	52,676
(Gain) Loss on disposal of subsidiary	(342,646)	488,754
Loss on sale of note receivable	7,500	5,798
(Gain) loss on sale of real estate	(1,974,111)	(1,388,826)
Stocks issued for services	143,125	1,118,025
Shares issued for real estate settlement	49,999	-
Shares cancelled	(41,750)	-
Options granted	31,251	-
Warrants granted	15,663	-
Forgiveness of debt	(658,950)	-
Prepaid consulting	140,000	-
Unissued shares for real estate services	125,000	-
Stocks issued for incentive for notes	-	77,547
Increase (decrease) in assets and liabilities
Receivables	(163,161)	(45,023)
Note receivables	(9,907)	-
Prepaid expenses	3,708	26,219
Restricted cash	-	(400,000)
Other assets	(216,881)	(17,578)
Accrued interest added to notes payable	27,513	17,445
Accounts payable and accrued expenses	259,109	330,236
Payroll liabilities	114,503	414,251
Net cash used by operating activities	(1,578,188)	(1,514,872)

Cash flow from investing activities:
Collection of notes receivable	71,000	-
Proceeds from sale of subsidiary, net of cash	639,357	-
Proceeds from (payment of) equipment and tenant improvements	1,000	(80,348)
Decrease in restricted cash	403,767	-
Proceeds from sale of real estate	1,869,044	2,925,000
Proceeds from sale of minority interest	-	200,000
Net cash provided by investing activities	2,984,168	3,044,652

Cash flows from financing activities:
Proceeds from stock issuance	-	45,100
Proceeds from line of credit	144,940	-
Payment of line of credit	(396,920)	-
Payment of mortgage payable	(246,310)	(2,057,513)
Payment of mortgage payable - related party	(60,000)	-
Proceeds on notes payable - related party	358,811	160,522
Payments on notes payable - related party	(2,526)	-
Proceeds from notes payable	(9,004)	232,000
Net cash used in financing activities	(211,009)	(1,619,891)

Net increase (decrease) in cash & cash equivalents	1,194,971	(90,111)

Cash & cash equivalents, beginning period	35,433	125,544

Cash & cash equivalents, end of period	$1,230,404	$35,433

Supplemental disclosures:
Cash paid for interest, net of cash received for interest	$144,134	$279,258
Cash paid for income tax	$800	$2,400
Non-cash investing and financing activities:
Property acquired through stock issuances, net of debt	$0	$367,500
Note receivable acquired in real estate sale transaction	$0	$950,000
Shares issued for note receivable	$0	$33,930
Shares issued for debt	$10,976	$0

See Accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2005 and 2004

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C		Common Stock		Additional	Unissued	Prepaid	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Shares	Consulting	Deficit	Equity (Deficit)
Balance, December 31, 2003	7,190,381	$71,904	5,832,480	$58,325	-	$-	8,157,286	$8,157	$6,546,843	$-	$-	$(6,081,639)	$603,590

Stock issued for cash	-	-	100,000	1,000	-	-	-	-	44,100	-	-	-	45,100
Stock issued for note receivable	-	-	67,860	678	-	-	-	-	33,252	-	-	-	33,930
Stocks issued for consulting services	-	-	-	-	-	-	474,765	475	697,497	-	-	-	697,972
Stock issued for incentive for note to directors	-	-	-	-	-	-	100,000	100	77,447	-	-	-	77,547
Additional shares issued for reprising	28,311	283	-	-	-	-	-	-	(283)	-	-	-	-
Shares cancelled	(140,342)	(1,403)	-	-	-	-	(54,546)	(55)	1,458	-	-	-	-
Stock issued for real estate acquisition	-	-	-	-	250,000	2,500.00	-	-	365,000	-	-	-	367,500
Shares issued for public relation services	-	-	-	-	-	-	500,000	500	559,553	-	(140,000)	-	420,053
Shares issued for conversion of Series B preferred stock	-	-	(5,839,479)	(58,394)	-	-	5,839,479	5,839	52,555	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(2,707,048)	(2,707,048)
Balance, December 31, 2004	7,078,350	70,784	160,861	1,609	250,000	2,500	15,016,984	15,016	8,377,422		(140,000)	(8,788,687)	(461,356)

Adjsutment to share capital	-	-	-	-	-	-	-	164	(164)	-	-	-	-
Prepaid consulting	-	-	-	-	-	-	-	-	-	-	140,000	-	140,000
Shares issued for debt settlement	-	-	-	-	-	-	43,905	44	10,932	-	-	-	10,976
Shares issued for services	-	-	-	-	-	-	572,000	164	142,961	-	-	-	143,125
Shares to be issued for services	-	-	-	-	-	-	-	-	-	125,000	-	-	125,000
Shares issued for real estate settlement	-	-	-	-	-	-	18,750	19	18,731	-	-	-	19,063
Shares issued for real estate settlement	31,250	313	-	-	-	-	-	-	30,936	-	-	-	30,936
Shares cancelled	-	-	-	-	-	-	(25,000)	(25)	(36,725)	-	-	-	(36,750)
Shares cancelled	-	-	-	-	-	-	(250,000)	(5)	(4,995)	-	-	-	(5,000)
Options issued to directors	-	-	-	-	-	-	-	-	31,251	-	-	-	31,251
Warrants issued to President	-	-	-	-	-	-	-	-	15,663	-	-	-	15,663
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	793,828	793,828
Balance, December 31, 2005	7,109,600	$71,097	160,861	$1,609	250,000	$2,500	15,376,639	$15,377	8,586,012	$125,000	$-	$(7,994,859)	806,735

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $7,994,859 as of December 31, 2005. After two consecutive years of losses, the Company reported net income of $793,828 at December 31, 2005. The current income is attributable to the sale real estate, primarily The Cannery West Shopping Center in Las Vegas, Nevada, and the reduction in overhead, attributable to reduced payroll and the forgiveness of the accrued salaries by former management. The Company currently has positive liquidity, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several prior employees of the Company. The outcome of this litigation may adversely affect the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to restructure its operations and raise additional capital to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Current management is restructuring the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt. The Company has also significantly reduced overhead. Additionally, the Company is searching and evaluating different business opportunities in efforts to generate a stabilized cash flow and funds for future investments. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses and acquisitions of properties or businesses before achieving operating profitability. The Company intends to position itself so that it may be able to raise additional funds through the capital markets which to date it has not been able to do so. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

On September 18, 2002, the OTCBB symbol for the Company’s common stock was changed from BCAM to SCDI. The shareholders also approved amendments to the Company’s Articles of Incorporation to change the par value of the Company’s Common Stock from $.005 to $.001 and to authorize 50,000,000 shares of Preferred Stock (Series A, B and C), par value $0.01. On November 15, 2002, the Company changed its fiscal year end from October 31 to December 31.

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Currently, the Company owns a shopping center in Orange, California; the Company also owns a single story office building in Newport Beach, California through its majority owned subsidiary Diversified Commercial Brokers, LLC. During the first quarter of 2006 the Company acquired two additional properties in Phoenix, Arizona.

NOTE 3 - Significant Accounting Policies

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its’ majority owned subsidiary, Diversified Commercial Brokers, LLC (53.8%). All material inter-company transactions and balances have been eliminated.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; for example, the estimated useful lives of assets and the fair value of real property. Accordingly, actual results could differ from those estimates.

Credit and concentration risk. The Company maintains deposit accounts in numerous financial institutions. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. The Company maintains no certificates of deposit in excess of federal deposit insurance limits; however, the Company’s general operating account exceeds federal deposit insurance limits.

Revenue recognition. The Company’s revenues are derived from rental income. Rental revenues are recognized in the period services are provided.

As a lessor, the Company has retained substantially all of the risks and benefits of ownership of the Office Properties and account for our leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant’s lease commencement date, is recognized on a straight-line basis. Property leases generally provide for the reimbursement of annual increases in operating expenses above base year operating expenses (excess operating expenses), payable to the Company in equal installments throughout the year based on estimated increases. Any differences between the estimated increase and actual amounts incurred are adjusted at year end.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

Investments. The consolidated method of accounting is used for investments in associated companies in which the company’s interest is 50% or more. Under the consolidated method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income.

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At December 31, 2005 and 2004, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

Stock-based compensation. In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

In November of 2003, the Company adopted the 2003 Employee Stock Incentive Plan and the 2003 Non-Employee Director Stock Incentive Plan, (collectively the “2003 Plans”). The 2003 Plans authorized the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members our Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Effective April 1, 2005, the 2003 Employee Plan had been eliminated. The officers

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

rescinded their employment agreements thereby forgiving and rescinding their respective grant of options under the 2003 Employee Plan. The options were part of the 2003 employment agreements (see Footnote 12 Commitments and Contingencies Officer Employment Agreements). The former officers of the Company were collectively granted a total of $2,500,000 shares of which 1,250,000 were vested at December 31, 2004. The Company recorded the expense of the vested options at that date. The 2003 Director Plan is still in existence. However, a majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resigning from the board or the options would expire and automatically cancel. Remaining available under the 2003 Director Plan is the grant of stock options for 287,500 shares, all other grant of stock options have expired and thus cancelled. Unless exercised, the grant of options for 125,000 shares and 162,500 shares will expire and automatically cancel on April 5, 2006, and June 14, 2006, respectively, at which time the entire plan will cease to exist.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2005 and 2004, as follows:

	Year ended December 31,
	2005		2004
Net income (loss) - as reported	$793,828		$(2,707,048)
Stock-Based employee compensation expense included in reported net income, net of tax	-		-
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(47,682)		(13,830)
Total stock-based employee compensation expense determined under intrinsic-value-based method for all rewards, net of tax	31,250		-
Pro forma net income (loss)	$777,396		(2,720,878)

Loss per share:

Basic earnings (loss) per share, as reported	$0.05		$(0.27)
Diluted earnings (loss) per share, as reported	$0.00	$	(0.02)
Proforma net income (loss) per share	$0.05		$(0.27)

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

Following is a summary of the stock option activity:

Outstanding at December 31, 2003	3,000,000
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2004	3,000,000

Granted	-
Forfeited	2,712,500
Exercised	-
Outstanding at December 31, 2005	287,500

Following is a summary of the status of options outstanding at December 31, 2005:

Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.15	287,500	4.5 months	$ 0.15	287,500	$0.15

 Stock-based compensations recognized during the years ended December 31, 2005 and 2004 were $31,250 and $0, respectively.

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 3.625%, an expected life of 10 years and expected volatility of 100%.

Gain recognition on sale of real estate assets. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, the Company performs evaluations of each real estate sale to determine if full gain recognition is appropriate and of each sale or contribution of a property to a joint venture to determine if partial gain recognition is appropriate. The application of SFAS No. 66 can be complex and requires the Company to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser’s investment in the property being sold, whether its receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of its continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, the Company accounts for the sale under an appropriate deferral method.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

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

During 2005, the Company sold two improved real properties and our unimproved parcel of land located Dickinson, North Dakota and Las Vegas, Nevada. By the end of 2005, our remaining portfolio consisted of a 100% ownership interest in the Katella Business Center in Orange, California, and a 53.8% ownership interest in the Campus Drive Office Building in Newport Beach, California. Because the Company’s remaining properties are located only in California there is no segmented reporting for 2005.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business. During 2005, the Company sold a shopping center and vacant lot in Dickinson, North Dakota and a shopping center in Las Vegas, Nevada.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

		Estimated Life
Buildings and improvements	$1,435,885	39 years
Leasehold improvements	9,068	2 - 10 years
	1,444,953
Less accumulated depreciation	(123,213)
	1,321,740

Depreciation expense at December 31, 2005 and 2004 was $43,950 and $87,385, respectively. The decline in depreciation was attributable to the sale of real estate. No interest was capitalized in either period.

During 2003, the Company acquired the T-Rex Plaza Mall and recognized an impairment loss of $448,000, representing the entire basis of the property, because estimated future cash flows from existing leases did not support the carrying value. The impairment was included in “Other income (loss)” in the financial statements for the year ended December 31, 2003. On November 9, 2005, the Company sold the T-Rex Plaza Mall, Dickinson North Dakota, to an unrelated third party for total consideration of $274,840 which entailed $50,000 in cash and assumption of the underlying debt in the amount of $224,840. The Company was also released from the land lease obligation totaling $14,401 per month and the payment of property taxes in the amount of $27,834, including penalties, of which $10,039 was delinquent. The Company recorded a gain in the amount of $276,173. A commission of $5,000 was paid to Nationwide Commercial Brokers, Inc, a former subsidiary of the Company. The sale of the property netted no cash.

On August 1, 2003, the Company acquired the Hospitality Inn (“the Hotel”), a 149 room full service hotel complete with meeting and banquet rooms as well as a restaurant and bar on leased land. The Company sold the Hotel on October 31, 2004, and recorded a loss on disposal of $305,674 and a loss from operations through October 31, 2004 of $183,080. The Company also recorded $30,949 in litigation expenses in connection with the sale. The sale of the hotel netted no cash.

On October 18, 2005, the Company sold its vacant lot in Dickinson, North Dakota to Morgan Rose Investment, LLC for $110,000. The lot was acquired in connection with the sale of the Hotel in October 2004. The Company recognized a gain on the sale of the lot in the amount of $63,700. The sale of the lot resulted in the payoff of a mortgage and accrued interest to Prime Time Auctions in the amount of $61,475 and the Company netting $37,683 in cash.

During 2003, the Company acquired the Katella Business Center. In 2005, the Company recognized an impairment loss of $214,977, representing 45% of the property’s basis. The Company recorded the impairment because after the ground lease adjustment in June 2007, estimated future cash flows from existing leases will not support the carrying value. The impairment was included in “Operating Expenses” in the financial statements for the year ended December 31, 2005. The property is encumbered by a first trust deed in the amount of $370,000 bearing an interest rate of 11.5% per annum maturing June 25, 2006, and a second trust deed in the amount of $25,000 bearing an interest rate of 15% per annum. The second trust deed was paid off on January 19, 2006.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors and officers of SDIC and continue to be major shareholders of SDIC. During 2004, 2003 and 2002, SDIC advanced monies to the Company, of which $55,000 bearing interest at 9% is evidence

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

by a note. The advance has matured and is due on demand. At December 31, 2005, the outstanding advances totaled $162,143 with $38,143 in accrued interest. However, while the Company has recorded the liability and accrued interest, it is not evidence by a written instrument. Further, SDIC, whose president and major shareholders were former officers and directors of the Company agreed and acknowledge the forgiveness of all but $35,000 of the advances and accrued interest. This forgiveness was verbally granted in 2004 and again in 2005 and acknowledged in a letter dated December 13, 2005. However, in the same letter, SDIC retracted its forgiveness. SDIC has not confirmed the debt or provide the required documentation. The Company continues to carry the debt on its books.

Robert Leonard. In July 2005, the Company sold its entire interest in Nationwide Commercial Brokers, Inc. (“NCB”) to Robert J. Leonard, a large shareholder of the Company for $50,000. Prior to the sale, NCB had borrowed $20,000, due on demand, from Mr. Leonard during 2005 and 2004. The Company realized a loss of $21,352 from discontinued operations and a gain of $75,382 on the disposal of the subsidiary. On November 1, 2005, the Company relocated its offices to 5030 Campus Drive, Newport Beach, California, which is owned by the Company’s subsidiary, DCB. NCB assumed the Company’s former offices at 4940 Campus Drive indemnifying and holding the Company harmless from any and all claims, demands, causes of action, losses, costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damages of any kind or nature whatsoever that the Company may sustain by reason of NCB’s breach or non-fulfillment (whether by action or inaction), at any time.

Sutterfield Family Trust and C. Wayne Sutterfield (Sutterfield). At December 31, 2005, the Company owed Sutterfield, a director and significant shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17 2006, and December 31, 2006, respectively. The $67,000 note maturing February 17, 2006, and been extended for six-months to July 17, 2006. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield in 2005 and 2004 totaled $22,177 and $24,229, respectively. There is also $24,078 in accrued interest payable. The Company retains the right to acquire all his interests in DCB. Pursuant to the operating agreement, the Company is responsible for any all cash flow deficiencies.

William S. Biddle (Biddle). Biddle (former director and officer, and existing large shareholder) and Sumiye Onodero-Leonard (former director and existing shareholder) loaned $150,000 to the Company; under a note secured by a 2nd trust deed on Spencer Springs, interest at 12% due August 17, 2004, with a six-month renewal option. On August 17, 2004, the Company exercised its option to extend the loan for six months to February 17, 2005. The Company paid the note, including all interest, in full on October 28, 2004. Biddle and Leonard each received 25,000 shares of common stock when the loan was initially made and each received an additional 25,000 shares of common stock for the extension.

Biddle received a monthly fee of $2,500 from NCB while owned by the Company in exchange for providing his brokers’ license to NCB. At the time of sale, June 30, 2005, NCB had paid an amount totaling $37,500 to Biddle.

In December 2004, the Company sold 37% interest, equal to $350,000, in its Spencer Springs subsidiary to Biddle and Robert Leonard (large shareholder) for $200,000. In March 2005, the Company sold its remaining interest in Spencer Springs to Biddle for $577,777, comprised of $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. Biddle repaid the note, including accrued interest, in full on May 2, 2005. The note was secured by a $950,000 second trust deed on a shopping center located in Las Vegas, Nevada, formerly owned by the Company (Spencer Springs). The Company realized a income of $3,491 from discontinued operations and a gain of $285,125 on the disposal of the subsidiary.

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there is

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

one outstanding loan due Prime Time totaling $25,000 which bears interest at 15%, secured by the Katella Business Center and maturing January 1, 2006. The note was repaid in full including all accrued interest and late fees on January 19, 2006.

 NOTE 6 - Notes Payable - Related Parties

Unsecured note, bearing interest at 9%, interest only, due on demand	$ 165,418

Interest expense on the notes payable - related parties amounted to $14,943 and $12,124 for the year ended December 31, 2005 and 2004, respectively.

NOTE 7 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2006, secured by 1st trust deed on Katella Center	$370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	680,980
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	$1,160,980

NOTE 8 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2006, secured by 5030 Campus Drive	$67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Mortgage note, bearing interest at 15%, due on January 1, 2006, secured by 2nd trust deed on Katella Center	25,000
Total mortgages payable- related parties	$163,630

Interest expense on the Mortgages payable - related parties amounted to $38,521 and $43,456 for the year ended December 31, 2005 and 2004, respectively.

NOTE 9 - Stockholders’ Equity

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

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

During the year ended December 31, 2005, the Company had the following equity transaction:

On May 17, 2005, the Company issued 18,750 shares of restricted common stock and 31,250 shares of Preferred Series A preferred stock for previously transacted real estate. The Series A and common shares were issued at a price of $1.00 per share.

On May 23, 2005, the Company issued 25,000 restricted shares of common stock for public relations services. The shares were issued at market price of $0.25 per share.

On June 7, 2005, the Company issued 43,905 restricted shares of common stock for debt repayment.

On June 7, 2005, the Company issued 92,500 restricted shares of common stock for various real estate services. The shares were issued at market price of $0.25 per share.

On June 7, 2005 the Company issued 425,000 shares of restricted stock for consulting and public relation services. The shares were issued at market price of $0.25 per share.

On June 7, 2005, the Company issued 10,000 restricted shares of common stock for web design and internet services. The shares were issued at market price of $0.25 per share.

On September 9, 2005, the Chief Financial Officer returned 250,000 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled October 11, 2005.

On December 22, 2005, the Chief Executive Officer and President returned 45,000 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled January 14, 2006.

NOTE 10 - Stock Incentive Plans

In November 2003, the Board of Directors adopted and the Shareholders approved two stock incentive plans: the Secured Diversified Investment, Ltd. 2003 Employee Stock Incentive Plan (2003 Employee Plan) and the Secured Diversified Investment, Ltd. 2003 Non-employee Directors Stock Incentive Plan (2003 Directors Plan). The Plans authorized the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members our Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Effective April 1, 2005, The 2003 Employee Plan had been eliminated. The officers rescinded their employment agreements thereby forgiving the entire amount of their accrued salaries, shares issued and their grant of options under the 2003 Employee Plan. The former officers of the Company were collectively granted stock options

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

totaling 2,500,000 shares of which 1,250,000 were vested at December 31, 2004. The Company recorded the expense of the vested options See Footnote 12 Commitments and Contingencies Officer Employment Agreements and Footnote 13 Litigation.

The 2003 Director Plan has also been eliminated in 2006. However, a majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resignation or the options would expire and automatically cancel. Remaining available under the 2003 Director Plan is the grant of stock options for 287,500 shares, all other grant of stock options have expired and been cancelled. Unless exercised, the grant of options for the remaining shares will expire as follows: 125,000 shares on April 5, 2006; and 162,500 on June 14, 2006.

NOTE 11 - Warrants

At December 31, 2005, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

Outstanding at December 31, 2004	0
Granted	400,000
Forfeited	-
Exercised	-
Outstanding at December 31, 2005	400,000

Following is a summary of the status of warrants outstanding at December 31, 2005:

Outstanding Options			Exercisable Options
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	4.25 years	$ 1.25	75,000	$1.25

At December 31, 2005, the Company recorded an expense of $15,663. The Company had no outstanding warrants in 2004.

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 5years and expected volatility of 100%.

NOTE 11 - Loss Per Share

Following is a reconciliation of net income (loss) and weighted average number of shares outstanding, in the computation of income (loss) per share for the years ended December 31, 2005 and 2004.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

	2005	2004
Net income (loss)	$793,828	$(2,707,048)
Less preferred stock dividends	-	-
Net income (loss) available to common shareholders	793,828	(2,707,048)

Basic weighted average shares outstanding	15,305,563	9,848,337
Dilutive potential common shares	158,800,610	158,175,610
Diluted weighted average shares outstanding	174,106,173	168,023,947
Basic net income (loss) per share	$0.05	$(0.27)
Diluted net income (loss) per share	$0.00	$(0.02)

Potential common shares excluded from diluted weighted average shares outstanding because of their anti-dilutive nature:
Convertible Series A, B, and C preferred stock	-	-
Options and warrants granted, not yet exercised	687,500	3,000,000
	687,500	3,000,000

NOTE 12 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2006	$79,290	$163,630	$392,764	$264,000	$899,684
2007	107,290	138,630	22,764	84,000	352,684
2008	107,290	-	132,764	-	240,054
2009	107,290	-	22,764	-	130,054
2010	107,290	-	22,764	-	130,054
	$508,450	$302,260	$593,820	$348,000	$1,752,530

The lease expenses were $222,657 and $348,186 for the year ended December 31, 2005 and 2004, respectively.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

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

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. On May 11, 2005 and effective April 1, 2005, the officers have rescinded their employment agreements and forgiven the entire amount of their accrued salaries and their respective grant of options under the Company’s 2003 Employee Stock Incentive Plan. The Company entered into new employment agreements with the officers. Shares and stock options issued under the previous agreements will be rescinded. The employment agreements will provide for a reduced issuance of common stock and options vesting over the term of the agreement. Since then three officers have agreed to resign, and the Company has decided to set aside $177,000 in contingent liabilities as potential payout and settlement to these officers. The Company is now in a dispute with these former officers (See Note 13 - Litigation).

Unpaid taxes. The Company has not paid approximately $20,672 in property taxes and penalties on 5030 Campus Drive and $3,016.81 including penalties on Katella Center due December 10, 2005. These amounts are currently delinquent. At December 31, 2005, the Company had $1,006 in unpaid payroll tax liabilities. These payroll tax liabilities have been paid subsequent to December 31, 2005.

NOTE 13 - Litigation

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. The Complaint seeks damages in an amount including $116,359 of unpaid salary, $16,667 for one month unpaid vacation time, $5,548.27 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288 plus a statutory penalty of $16,666. Mr. Leon also seeks a grant of options to purchase 250,000 of Company Common Stock. The Company intends to vigorously defend the action. Given the early stage of litigation, the likelihood of an unfavorable outcome cannot reasonably be estimated, however, the Company has set aside approximately $200,000 as potential settlement and associated legal costs.

On January 13, 2006, Alliance Title Company, Inc. (“Alliance”) filed a complaint in the matter of Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129) in the Superior Court of California, County of Orange. The complaint alleges that Alliance, our escrow agent, was entrusted with $267,000 pursuant to escrow instructions, and that a mutual written agreement among the parties to the escrow was required to properly disperse the funds. Alliance further alleges that no instructions were provided to disperse the funds, but instead, competing claims for the funds were made by Secured Diversified Investment, Ltd., Clifford L. Strand, William S. Biddle, Gernot Trolf, Nationwide Commercial Brokers, Inc., and Prime Time Auctions, Inc.

Alliance has deposited the funds with the court and has asked for a declaration of rights regarding the funds. We are contesting the case vigorously and are proceeding with discovery. At this time we cannot

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

make any evaluation of the outcome of this litigation. Alliance has requested that its reasonable costs and attorney’s fees be paid from the deposited funds.

On January 20, 2006, Clifford L. Strand, William S. Biddle, Gernot Trolf, our former management, and Nationwide Commercial Brokers, Inc., our former subsidiary (collectively, “Plaintiffs”), filed a complaint in the matter of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange. The complaint contains causes of action for fraud and misrepresentation, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing, conversion, common counts, money had and received, and declaratory relief. These allegations arise out of the hold over of funds at issue in Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129), described above. To date, however, the matters have not been consolidated. The Company has set aside $177,000 in contingent liabilities as potential payout and settlement to these officers.

We filed a cross-complaint against all Plaintiffs, Alliance Title Company and Brenda Burnett, a former employee of Alliance. Our cross-complaint contains causes of action for breach of contract, breach of fiduciary duty, negligent supervision, civil conspiracy, intentional interference with economic relations, negligent interference with economic relations, breach of oral agreement, breach of employment contract, breach of director/officers’ fiduciary duty, fraud/intentional misrepresentation, and declaratory relief. We are defending and prosecuting this case vigorously and are proceeding with discovery. At this time, we cannot make any evaluation of the outcome of litigation.

On March 10, 2006, some of our shareholders, including Clifford L. Strand, Robert J. Leonard, William S. Biddle, and Gernot Trolf (collectively, “Plaintiffs”) filed a complaint in the matter of William S. Biddle v. Secured Diversified Investment, Ltd. (case no. 06CC03959) in the Superior Court of California, County of Orange. Plaintiff seek declaratory relief as to whether we are a foreign corporation under California Corporation Code Section 2115(a) and whether Plaintiff’s alleged demand for our shareholder list and for an inspection of the accounting books and records and minutes of shareholders , board of directors and committees of such board is governed under California Corporation Code Sections 1600 and 1601. We are contesting this case vigorously and are proceeding with discovery. At this time, we cannot make any evaluation of the outcome of this litigation.

NOTE 14 -Equity Investments in Real Estate

The Company entered into a tenant-in-common agreement on May 14, 2004 with Denver Fund, I to purchase a shopping center in Las Vegas, Nevada. The Company owned a 51% interest in the property and accounts for this interest under the equity method. Both parties to the agreement are jointly and severally liable for the obligations of the property and share in management decisions. The agreement provided the minority tenant with a preferential return on profits while operating losses are allocated based upon the pro-rata ownership interest. The shopping center was sold December 2, 2005 and the Company realized a gain of $1,634,238.

For the year ended December 31, 2005, the property generated total revenues of $748,898 and a net operaring loss of $806,807 attributable to a sales commission of $540,000 and a loan prepayment penalty of $300,518 upon sale of the property. The sale of the property generated a gain of $3,204,388. The Company’s 51% of the loss from property operations and gain on sale totaled $439,011 and $1,638, 234, respectively, which are included in other income and losses in the accompanying consolidated statements of operations. The Company recorded a gain on equity investment of $104,837 and netted $1,831,361 in cash.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

Note 15 - Sale of a Subsidiary

Spencer Springs - In March 2005, the Company sold its remaining interest in Spencer Springs to William S. Biddle, who at the time was an officer and director of the Company, for $577,777, $300,000 in cash and a promissory note for $277,777 accruing interest at 3% per annum, all due and payable on October 28, 2007. The note was secured by a $950,000 second trust deed on Spencer Springs Retail Center located in Las Vegas, Nevada, formerly owned by the Company. On May 2, 2005, Biddle paid off the outstanding obligation plus all interest. As a result of the sale the Company recorded a gain on disposal of $290,161. Previously, in December 2004, the Company sold a 37%, or $350,000, interest in Spencer Springs for $200,000 to Biddle and Robert Leonard, a shareholder.

Nationwide Commercial Brokers Incorporated - In July 2005, the Company sold its entire interest in Nationwide Commercial Brokers to Robert J. Leonard, a shareholder of the Company for $50,000. The Company realized a loss of $21,352 from discontinued operations and a gain of $75,382 on the disposal of the subsidiary.

Diversified Commercial Mortgage Corp. - In July 2005, the Company sold its entire interest in Diversified Commercial Mortgage, Inc. to Nationwide Commercial Brokers for $1,000. Diversified Commercial Brokers was dormant since inception and had no operating history, assets or liabilities. The Company realized a gain of $975 on the disposal of the subsidiary.

Note 16 - Note Receivable

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

NOTE 17 - Notes Payable

On July 29, 2005, the Company repaid its line of credit in the amount of $395,000 plus accrued interest. The line of credit was repaid with the certificate of deposit in the amount of $400,000 securing the line of credit

On October 18, 2005, the Company sold its vacant lot in Dickinson, North Dakota to Morgan Rose Investment, LLC for $110,000 and recorded a gain of $63,700. The sale of the lot resulted in the payoff of a mortgage to Prime Time Auctions, a shareholder, in the amount of $60,000, bearing an interest rate of 15 percent per annum, plus any remaining accrued interest. The Company netted $37,683 in cash

On November 9, 2005, the Company sold the T-Rex Plaza Mall, Dickinson North Dakota, to an unrelated third party for total consideration of $274, 840. The Company received $50,000 and the remainder was used to pay off an existing loan secured by the property. The sale of the property resulted in a reduction of secured debt with an outstanding balance of $224,840, bearing an interest rate of 12 percent per annum, and a release from the land lease obligation totaling $14,401 per month. Because the property was 100% impaired, the Company recorded a gain on sale of $276,173. The Company netted no cash from the sale of the property.

On December 2, 2005, the Company sold the Cannery West Shopping Center, Las Vegas, Nevada. The sale of the property results in the pay off of a $4,019,672 note bearing an interest rate of 7.52 percent per annum secured by a first trust deed. The payoff of the note resulted in a prepayment penalty of $300,518. The sale also resulted in the payoff of a $50,000 note bearing an interest rate of 18 percent per annum to

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

 the Sutterfield Family Trust of which the trustee Wayne Sutterfield is a large shareholder and former director.

Note 18 - Forgiveness of Debt

During 2003, the Company executed employment agreements with its officers that extend through 2006. On May 11, 2005 and effective April 1, 2005, the officers have rescinded their employment agreements and forgiven the entire amount of their accrued salaries. The accrued salaries forgiven totaled $658,950:
The forgiveness of the accrued salaries also resulted in the reversal of $56,672 in accrued payroll tax expense.

Note 19 - Income Taxes

No provision was made for Federal income tax for the year ended December 31, 2005 and 2004, since the Company had significant net operating loss. For the year ended December 31, 2005, the Company recorded net income of $793,828. However, for the years ended December 31, 2004 and 2003, the Company incurred net operating losses for tax purposes of approximately $2,498,000 and $2,073,000, respectively. The net operating losses carry forwards may be used to reduce taxable income through the year 2024. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2005 is approximately $1,710,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	December 31,2005	December 31, 2004
Deferred tax asset
Net operating losses	$1,710,000	$1,198,000
Less: valuation allowance	(1,710,000)	(1,198,000)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31,2005	December 31, 2004
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements
December 31, 2005

Income tax expense consisted of the following:

	2005	2004
Current tax expense:
Federal	$-	$-
State	800	2,400
Total Current	$800	$2,400

Deferred tax credit:
Federal	$(313,000)	$747,000
State	(89,000)	132,000
Total deferred	$402,000	$897,000
Less: valuation allowance	(402,000)	(879,000)
Net Deferred tax credit	-	-

Tax expense	$800	$2,400

Note 20 - Subsequent Events

On January 19, 2006, the Company paid off a note to Prime Time Auctions, a shareholder, totaling $25,000 bearing interest at 15 percent, secured by the Katella Business Center. The note was repaid in full including all accrued interest and late fees.

On December 22, 2005, the Chief Executive Officer and President returned 45,000 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled January 14, 2006.

On January 6, 2006, the Company purchased a 25 percent Tenant-in-Common interest in a commercial property located in Paradise Valley, Arizona for $305,000. The tenant-in common partners include a director of the Company, 25 percent, and an unrelated third party, 50 percent and SDI 25%. The unrelated third party will be responsible for all costs of operation including, but not limited to, landscaping, maintenance, taxes, insurance, property management and debt payments.

On February 15, 2006, the Company purchased a 33.3 percent interest in a property located in Phoenix, Arizona for $200,000. The property consists of a 2,180 square foot structure on approximately 38,587 square feet of land. The Company’s interest was purchased from Ms Jan Wallace, an officer and director of the Company. The property will be used to house the Company’s headquarters.

On February 2, 2006, Iomega converted its 250,000 shares of Series C Preferred Stock for 15,000,000 shares of the Company’s common stock.

On February 17, 2006, the $67,000 note, secured by 5030 Campus Drive, payable to the Sutterfield Family Trust (Wayne Sutterfield) matured. The note was extended for six months to July 17, 2005, at the same terms.

Effective January 1, 2006, the Board of Directors extended the employment of the Chief Executive Officer and President for one year at a salary of $15,000 per month not to exceed $20,000 after a review and evaluation.

On April 5, 2006, previous grant of options for 125,000 shares under the 2003 Non-Employee Director Stock Incentive Plan expired and been cancelled.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Jan Wallace	51	CEO, President and Director
Peter Richman	39	Director
Patrick McNevin	45	Director
Jay Kister	31	Director
Munjit Johal	50	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jan Wallace. Ms. Wallace is our CEO, President and Director. She is also the President of Wallace Black Financial & Investment Services, a private consulting company to private and public companies and individuals for business, financial and Investment strategies. Ms. Wallace has served as the President and CEO of three public companies listed on the Over-The-Counter Bulletin Board: MW Medical from 1998 to 2001; Dynamic and Associates, Inc.; and Claire Technologies, Inc. from 1994 to 1995. From 1987 to 1996, Ms. Wallace was associated with four Canadian companies: Active Systems as Executive Vice President; The Heafey Group, as financial consultant; Mailhouse Plus, Ltd., owner and President; and Pitney Bowes, first female sales executive. Ms. Wallace has a B.A. in Political Science and Economics from Queens University, Kingston, Ontario, Canada.

Peter Richman. Dr. Richman is one of our Directors. Dr. Richman is a Board Certified and Licensed Physician in three states. Since 2003, Dr. Richman has been an Assistant Professor at the Mayo Clinic of Medicine, Scottsdale, Arizona. From 1997 to 2001, Dr. Richman served as attending emergency physician and attending physician at Morristown Memorial Hospital, Morristown New Jersey. From 2001 to 2004, Dr. Richman was Senior Associate Consultant at the Mayo Clinic Hospital, Scottsdale, Arizona. Dr. Richman is the author and co-author of numerous medical publications and currently involved in a number of medical research projects. Dr. Richman was the co-founder and editor-in-chief of Choicemedia.com recently acquired by the Polaris, Sequoia, and Allen Group in 2005.

Dr. Richman earned a Bachelor of Arts in Political Science from Brandeis University in 1989. Dr. Richman earned his medical degree from S.U.N.Y Health Science Center at Syracuse in 1993 and his MBA from Arizona State University in 2005.

Patrick McNevin. Mr. McNevin is one of our Directors. Currently Mr. McNevin is President of Fazoql, Inc. From 2004 to 2005, Mr. McNevin was the Director of Land Acquisition for Chrlevoix Homes, LLC managing all aspects of the business while developing over 15 communities and 400 single-family homes. From 1989-2004 Mr. McNevin was employed by Archway-Mother Cookies the third largest cookie company in the country. From 1999 to 2004, Mr. McNevin was Division Manager responsible for all aspects including operations, accounting, sales and 120 sales representatives covering four major distribution centers across eight states. Mr. McNevin attended Ohlone College, Fremont, California and Food Industry Executive Program, Marshall School of Business at the University of Southern California, Los Angeles, California.

Jay Kister. Mr. Kister is one of our Directors. Since June 2001, Mr. Kister has been employed with Blossom Valley Mortgage, Inc. Mr. Kister currently serves as a Loan Broker. From April 1999 to June 2001, Mr. Kister was a Personal Banker for San Diego National Bank. He was primarily responsible opening and servicing commercial accounts and commercial loans. From May 1998 to April 1999, Mr. Kister worked for Bank of America performing essentially the same functions as he performed for San Diego National Bank. Mr. Kister earned a Bachelor of Arts degree in Spanish from Weber State University in Ogden, Utah in August 1997.

Munjit Johal. Mr. Johal is our Chief Financial Officer. Mr. Johal has broad experience in accounting, finance and management in the public sector. Since 1998, Mr. Johal has served as the Chief Financial Officer for Dippy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr. Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

Our Board of Directors has appointed an audit Committee to oversee our financial reporting and auditing matters. The Audit Committee is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. The Audit Committee also reviews our internal accounting controls, practices and policies. The sole member of the Audit Committee is Peter Richman. We do not currently have a written audit committee charter.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Luis Leon (former CEO)	0	0	1
Pamela Padgett (former Director)	0	0	1
Clifford Strand (former Chairman of the Board, President)	0	1	1
William S. Biddle (former Director, Vice President)	0	1	1
Jan Wallace	1	1	0
Jay Kister	0	0	1
Munjit Johal	0	1	0
Iomega Investments, LLC	0	0	1

Code of Ethics Disclosure

As of December 31, 2005, the Company had not adopted a Code of Ethics for Financial Executives, which include its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

The Company has begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Luis Leon,	Former CEO	2005 2004 2003	8,641 34,000 0	0 0 0	0 18,245 0	0 0 0	0 0 0	0 0 0	0 0 0
Clifford L. Strand(1)	Former President & Chairman	2005 2004 2003	102,500 130,000 82,833	0 0 0	0 0 0	0 0 500,000	0 0 1,000,000	0 0 0	0 0 0
William S. Biddle(2)	Former Vice President	2005 2004 2003	46,250 60,000 40,000	0 0 0	0 0 0	0 0 250,000	0 0 500,000	0 0 0	0 0 0
Gernot Trolf(3)	Chief Operating Officer	2005 2004 2003	40,000 48,000 34,000	0 0 0	0 0 0	0 0 250,000	0 0 500,000	0 0 0	0 0 0
Jan Wallace(4)	President & CEO	2005 2004 2003	146,500 n/a n/a	0 n/a n/a	0 n/a n/a	245,000 n/a n/a	400,000 n/a n/a	0 n/a n/a	0 n/a n/a
Munjit Johal(5)	Chief Operating Officer	2005 2004 2003	79,000 69,000 54,000	0 0 0	0 0 0	0 0 250,000	0 0 500,000	0 0 0	0 0 0

(1)
Effective April 1, 2005, Mr. Strand agreed to rescind his 500,000 shares of common stock and options to purchase 1,000,000 shares of common stock provided under his May 1, 2003 employment agreement and return his shares to our corporate treasury. To date, Mr. Strand has not returned his shares.

(2)
Effective April 1, 2005, Mr. Biddle agreed to rescind his 250,000 shares of common stock and options to purchase 500,000 shares of common stock provided under his May 1, 2003 employment agreement and return his shares to our corporate treasury. To date, Mr. Biddle has not returned his shares.

(3)
Effective April 1, 2005, Mr. Trolf agreed to rescind his 250,000 shares of common stock and options to purchase 500,000 shares of common stock provided under his May 1, 2003 employment agreement and return his shares to our corporate treasury. To date, Mr. Trolf has not returned his shares.

(4)
Ms. Wallace is a principal of Wallace Black Financial & Investment Services (“WB”), which was engaged on in April 2005 as a consultant to perform certain investor relations and public relations tasks. The agreement provides for $10,000 per month, the issuances of 400,000 shares of 144 restricted shares of common stock and 400,000 warrants exercisable at a price range from $0.50 to $2.00 for five (5) years from the date the contract is executed. Of the common shares issued to Wallace Black, only 200,000 shares were placed in Ms. Wallace’s name and the remaining 200,000 shares were issued to Ms. Black. The warrants to purchase

400,000 shares remain held in WB, in which Ms. Wallace holds indirect beneficial ownership. Additionally, Ms. Wallace was to be granted shares having a fair market value of $22,500 for each full month of service. In December 2005, we renegotiated the agreement with Ms. Wallace, who agreed accept the unpaid portion in cash through August 31, 2005, amounting to $112,500 and reduce her compensation to $8,500 per month through December 31, 2005. Ms Wallace also agreed to cancel shares issued for each month of service. Ms Wallace had received 45,000 shares that she returned to our corporate treasury.
(5)
Effective April 1, 2005, Mr. Johal agreed to rescind his 250,000 shares of common stock and options to purchase 500,000 shares of common stock provided under his December 31, 2003 employment agreement and return his share certificates to our corporate treasury. Mr. Johal returned his share certificate to our corporate treasury.

Compensation to Directors

Non-employee directors were not paid for their services in fiscal year ended December 31, 2005.

Summary of Options Grants

The following table sets forth the individual grants of stock options made by the company during the year ended December 31, 2005, for the named executive officers:

OPTION / SAR GRANTS IN LAST FISCAL YEAR
Name	Number of securities underlying options / SARs granted (#)	Percent of total options / SARs granted to employees in fiscal year	Exercise or Base price ($ /Sh)	Expiration date
Jan Wallace	400,000	100%	Range from $0.50 to $2.00 per share.	March 2010

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2006, the beneficial ownership of each class or series of our outstanding stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the of each class or series of our outstanding stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 37,074,271 shares which includes 29,839,671 shares of common stock and 7,234,600 shares of preferred A stock issued and outstanding on March 23, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class*
Executive Officers & Directors:
Common	Jan Wallace(3) 12202 North Scottsdale Road Phoenix, Arizona 85054	600,000 shares	1.62%
Common	Peter Richman 12202 North Scottsdale Road Phoenix, Arizona 85054	0 shares	0%
Common	Patrick McNevin 12202 North Scottsdale Road Phoenix, Arizona 85054	0 shares	0%
Common Preferred A	Jay Kister(4) 12202 North Scottsdale Road Phoenix, Arizona 85054	119,943 shares 9,887 shares	0.35%
Common	Munjit Johal 5030 Campus Drive Newport Beach, California 92663	0 shares	0%
Total of All Directors and Executive Officers: Common Preferred A		719,943 shares 9,887 shares	1.97%
More Than 5% Beneficial Owners:
Common Preferred A	Wayne Sutterfield(5) P.O. Box 1009 Parker, AZ 85344	2,059,049 shares 827,326 shares	7.79%
Common Preferred A Common Preferred A	Robert J. Leonard(6) P.O. Box 2089 Hunington Beach, CA 92647 Sumiye Onodera Leonard(7) P.O. Box 2089 Hunington Beach, CA 92647	892,035 shares 611,890 shares 943,289 shares 573,162 shares	8.15%
Common	Iomega Investments, LLC 6501 East Greenway Parkway, Ste. 102 Scottsdale, AZ 85254	15,000,000	40.46%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)
Clifford L. Strand and William S. Biddle, former officer and directors, are the managing members of REIT Consultants, LLC, a shareholder holding 2,000,000 shares of our Common Stock. Five shareholders acquired control of REIT Consultants, LLC through their respective trusts thereby controlling the 2,000,000 shares of Common Stock as a result of a default on a loan. We have learned that the debt underlying the loan was repaid and, as such, no default occurred. Thus, our disclosure in our 2003 annual statement on Form 10KSB claiming that a default occurred was inaccurate. For this reason, Mr. Wayne Sutterfield, one of the five shareholders, renounced his control over the shares held in REIT Consultants, LLC.

(3)	Includes 200,000 shares of Common Stock held in her name and warrants to purchase 400,000 shares of Common Stock held in Wallace Black Financial & Investment Services.
(4)
Includes 100,000 shares of Common Stock held in his name and 19,943 shares held in joint tenancy with his wife Alicia Kister. Includes 9,887 shares of Preferred A Stock held in joint tenancy with his wife Alicia Kister.

(5)
Includes 100,000 shares of Common Stock held in his name. Includes 1,111,814 shares of Common Stock and 186,357 shares of Preferred A Stock held by Lincoln Trust over which Mr. Sutterfield has distribution authority. Includes 332,000 shares of Common Stock held through REIT Consultants, LLC over which Mr. Sutterfield disclaims beneficial ownership. Includes 352,735 shares of Common Stock and 640,969 shares of Preferred A Stock held in Suttco, LLC. Also includes options to purchase 162,500 shares of Common Stock immediately exercisable or exercisable within sixty days.

(6)
Includes 392,035 shares of Common Stock and 611,890 shares of Preferred A Stock held by the Robert J. Leonard Family Trust of which Mr. Leonard has distribution authority. Includes 500,000 shares of Common Stock held through REIT Consultants, LLC.

(7)
Includes 100,000 shares of Common Stock and 6,061 of Preferred A Stock held in her name. Includes 343,289 shares of Common Stock and 567,101 shares of Series A Preferred Stock held by the Onodera Family Trust of which Mrs. Leonard has distribution authority. Includes 500,000 shares of Common Stock held through REIT Consultants, LLC.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last three fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
On March 31, 2003, we completed an Asset Purchase Agreement with Seashore Diversified Investment Company (“Seashore”). Seashore was a related party through common management, control and shareholders. The Asset Purchase Agreement provided us a period to conduct due diligence to determine whether the assets were fair and reasonable. However, Seashore did not have the necessary books and records for us to properly evaluate the value and merit of the transaction. Nevertheless, our board of directors decided to forebear due diligence afforded under the Asset Purchase Agreement. We ultimately issued 2,461,607 common shares and 4,997,807 Series A Preferred shares to Seashore to acquire Katella Center in Orange, California, T-Rex Plaza Mall in Dickinson, North Dakota, 50% interest in Spencer Springs LLC and 50% interest in Decatur Center LLC. Spencer Springs and Decatur Center each own a shopping center in Las Vegas, Nevada.

2.
In the first quarter 2003, Mr. Wayne Sutterfield paid a $25,000 commission to Mr. Clifford L. Strand for services rendered in connection with the land sale and ground lease back of the 6.66 acres underlying the T-Rex Mall. Subsequently, on June 30, 2003, we impaired the property.

3.
In March 2003, we formed Nationwide Commercial Brokers ("NCB") as our wholly-owned subsidiary. We capitalized NCB in the amount of $12,000 from which Messrs. Biddle and Strand were compensated for serving as broker of record and an officer, respectively, of NCB.

4.
In April 2003, we acquired the remaining 50% interest in Decatur Center, LLC. The selling members of Decatur Center, LLC, including William S. Biddle, received shares of our Preferred B Stock in connection with the sale. Mr. Biddle and Mr. Clifford L. Strand received commissions on the transaction in the amount of 60,000 shares and 50,000 shares of our Series B Preferred Stock, respectively.

5.
In November 2003, we acquired the remaining 50% interest in Spencer Springs, LLC. The selling members of Spencer Springs, LLC, including William S. Biddle, received shares of our Preferred B Stock in connection with the sale. Mr. Biddle and Mr. Clifford L. Strand received commissions on the transaction in the amount of 128,000 shares and 124,000 shares of our Series B Preferred Stock, respectively.

6.	In August 2003, we acquired the Hospitality Inn and Dickinson Management Company

from Seacrest Partners, L.P. in exchange for shares of our common stock and preferred A stock. Certain of our officers, directors and a major shareholder owned a majority of the limited partnership interests of Seacrest Partners, L.P. We received no independent appraisal of the Hospitality Inn. However, the related parties involved certified that the transaction was fair and reasonable. We issued 1,445,029 shares of common stock and 2,464,971 shares of preferred A stock to acquire the Hospitality Inn.

7.
In February 2004, William S. Biddle, Robert Leonard and Sumiye Onodera-Leonard, through their trusts, loaned us $150,000 bearing an interest rate of 12%. Messrs. Biddle and Leonard each received 50,000 shares of common stock for loaning us this money. The obligation was secured by Spencer Springs Shopping Center, and was later paid out in full from the proceeds of the sale of the property.

8.
In December 2004, William S. Biddle and Robert J. Leonard together purchased a 37% membership interest in Spencer Springs, LLC valued at $350,000 for $200,000. The sole asset of Spencer Springs, LLC was the promissory note of Roger Anderson in the principal amount of $950,000 due October 28, 2007. The note was secured by the Spencer Springs Shopping Center.

9.
In October, 2004, William S. Biddle and Clifford L. Strand along with our tenant-in-common partner, Denver Fund I, agreed to pay our property manager, Shaw & Associates, a $50,000 commission for bringing the Flamingo Road Arts and Antiques in as a lessee for the Cannery West Shopping Mall. Under the agreement, Nationwide Commercial Brokers, our wholly-owned subsidiary, was to receive a portion of the commission amounting to $16,500. However, subsequently, this commission was divided between Clifford L. Strand and William S. Biddle.

10.
In late 2004, we were informed by Clifford L. Strand and William S. Biddle that a prospective tenant of the Cannery West Shopping Center, known as the Flamingo Road Arts and Antiques, needed financial assistance. Messrs. Strand and Biddle indicated that having this tenant was essential to stabilize the Cannery West Shopping Center and solicited among our board of directors interested persons to invest in the Flamingo Road Arts and Antiques. While no other board member decided to invest, William S. Biddle and a shareholder of our company loaned $150,000 to the Flamingo Road Arts and Antiques. At the same time, Mr. Biddle, on behalf of our company, afforded the Flamingo Road Arts and Antiques rental abatements of two months and no CAMS for the first year of the five year lease. Because the Flamingo Road Arts and Antiques was in arrears on rent payments and received certain concessions on the lease, the appraisal came in at $500,000 less than the original sales price. As a result, the buyer requested a reduction in the sales price of $500,000.

11.
Initially, the proposed contract for sale of the Cannery West Shopping Center in July of 2005 listed two brokers for a total of 4% commissions: 2% for KB Morris representing the buyer and 2% for National Commercial Properties representing us. Mr. Biddle thereafter revised the agreement to include another 2% in commissions to Nationwide Commercial Brokers (“NCB”). Mr. Biddle told the board of directors that the 2%

commission to NCB would go to two brokers, 1% for Certified Realty and another 1% for NCB, broken down as 20% to NCB and 80% to us. On July 13, 2005, Mr. Biddle, acting as our officer, submitted escrow instructions to Alliance Title, the escrow agent on this sales transaction, without the approval of the board of directors, requesting 20% of the sales price (or $18,000) be paid to NCB and the remaining 80% of the sales price (or $72,000) be paid to himself. After Mr. Biddle resigned as one of our officers and directors, he continued to submit escrow instructions to Alliance. The final escrow instruction listed $18,000 to NCB, $36,000 to Mr. Biddle and $36,000 to Mr. Cliff L. Strand.

12.	In July 2005, we sold our 100% interest in NCB to Robert Leonard for $50,000, a large shareholder of our company and the Chairman of NCB.

Item 13. Exhibits

Exhibit Number	Description
3.1.1	Articles of Incorporation, as amended (1)
3.1.2	Amendment to the Articles of Incorporation (4)
3.2	By-laws (2)
10.1	Purchase and Sale Agreement and Joint Escrow Instructions (3)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
(1)  Previously filed on Schedule 14A filed July 10, 2002.
(2) Previously filed on Form 8-K filed on March 8, 2006
(3) Previously filed on Form 10-QSB filed on August 22, 2005.
(4) Previously filed on Form 10-KSB filed on May 24, 2004

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $135,000 and $82,784 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $11,540 and 0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

/s/ Jan Wallace
Jan Wallace
Chief Executive Officer and Director

April 17, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

/s/ Jan Wallace Jan Wallace, Director	/s/ Jay Kister Jay Kister, Director

/s/ Patrick McNiven Patrick McNiven, Director