Form 10QSB
period 2006-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2006-05-15
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

Commission File Number: 00030653

Secured Diversified Investment, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5205 East Lincoln Drive Paradise Valley, Arizona 85253
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,334,611 common shares as of April 20, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheet as of March 31, 2006;
F-2	Consolidated Statement of Operations for the three months ended March 31, 2006 and 2005;
F-3	Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005;
F-4	Notes to Consolidated Financial Statement;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Properties, net of accumulated depreciation of $133,859	$1,811,095
Cash and cash equivalents	827,221
Receivables	185,240
Prepaid Expenses	15,101
Restricted cash	71,857
Other Assets	11,037
$2,921,550

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable	$1,155,760
Mortgages payable, related parties	138,630
Notes payable, related parties	165,418
Interest payable	71,040
Accounts payable, accrued expenses and other liabilities	553,463
Total Liabilities	2,084,311

COMMITMENTS AND CONTINGENCIES	-

Minority Interest	109,081

STOCKHOLDERS' EQUITY

Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,234,600 issued & outstanding	72,347
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 160,861 issued & outstanding	1,609
Series C Preferred Stock, 22,500,000 shares authorized,
$0.01 par value, none issued & outstanding	-
Common Stock, 100,000,000 shares authorized, $0.001
par value, 30,334,611 issued and outstanding	30,335
Paid In Capital	8,686,188
Accumulated Deficit	(8,062,321)
Total Stockholders' Equity	728,158
$2,921,550

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Operations
(Unaudited)

	Three month periods ended March 31
	2006	2005
REVENUES
Rental	$76,940	$145,771
Brokerage	-	92,589
Total Revenues	76,940	238,359

OPERATING EXPENSES
General and Administrative Expenses	247,568	815,738

Operating Loss	(170,628)	(577,379)

Other Income and (Expenses)
Interest Expense	(37,369)	(51,762)
Interest Income	143	2,428
Gain on Equity Investment	-	15,789
Minority Interest	5,336	8,853
Other	134,318	3,300
Total Other Income and (Expenses)	102,429	(21,392)

Net loss from continuing operations	(68,200)	(598,771)

Discontinued operations:
Net gain on disposal of discontinued operations	-	290,161

Net loss	$(68,200)	$(308,610)

Net loss per share, continuing operations	$(0.00)	$(0.06)
Net income per share, discontinued operations	$-	$0.03
Net loss per share	$(0.00)	$(0.03)
Basic and diluted weight average shares	23,674,472	9,848,337

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Cash Flow
(Unaudited)

	Three Month Periods Ended March 31
	2006	2005

Cash flows from / (to) operating activities:
Net loss	$(68,200)	$(308,610)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	10,646	11,864
Consulting prepaid expense	-	140,000
Minority Interest	(5,336)	(8,853)
Shares cancelled	(11,250)	-
(Gain) on equity investment	-	(15,789)
(Gain) on disposal of subsidiary	-	(290,161)
Litigation settlement	(134,318)	-
Increase (decrease) in assets and liabilities
Receivables	1,164	23,010
Note Receivable	32,277	(50,000)
Accounts payable and other	(6,141)	(170,343)
Accrued interest	8,507	5,293
Payroll liabilities	(910)	116,379
Prepaid Expenses and other	598	(130,501)
Net cash used in operating activities	(172,963)	(677,711)

Cash flow to investing activities:
Purchase of equipments	-	(3,591)
Investment in real estate	(200,000)	(50,000)
Proceeds from sale of subsidiary interest, net of investment	-	629,759
Net cash provided by (used in) investing activities	(200,000)	576,168

Cash flows from financing activities:
Proceeds on notes payable - related party	-	15,000
Proceeds from notes payable	-	98,500
Payments on notes payable - related party	(25,000)	-
Payments on mortgage payable	(5,220)	(5,348)
Net cash provided by (used in) financing activities	(30,220)	108,152

Net increase (decrease) in cash and cash equivalent	(403,183)	6,609

Cash and cash equivalent, beginning period	1,230,404	35,433

Cash and cash equivalent, end of period	$827,221	$42,042

Supplemental disclosures:
Cash paid for interest	$37,369	$46,470
Cash paid for income tax	$-	$800

Non-cash investing and financing activities:
Note receivable acquired in real estate sale transaction	$-	$277,777

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The Unaudited consolidated financial statements have been prepared by the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $8,062,321 as of March 31, 2006. The Company reported a net loss of $68,200 at March 31, 2006. The Company currently has positive liquidity, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several prior employees of the Company. The outcome of this litigation may adversely affect the liquidity of the Company.

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

Current management is restructuring the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt. The Company has also significantly reduced overhead. The Company continues to search and evaluate different business opportunities in efforts to generate a stabilized cash flow and funds for future investments. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses and acquisitions of properties or businesses before achieving operating profitability. The Company intends to position itself so that it may be able to raise additional funds through the capital markets which to date it has not been able to do so. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

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

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. The Company was not successful in implementing this strategy. Currently, the Company owns a shopping center in Orange, California; a single story office building in Newport Beach, California through its majority owned subsidiary Diversified Commercial Brokers, LLC; a 25 percent Tenant-in-Common interest in a commercial property located in Paradise Valley, Arizona; and a 33.3 percent interest in a property, consisting of a 2,180 square foot structure on approximately 38,587 square feet of land, located in Phoenix, Arizona.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2006 and 2005, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

Stock-based compensation.
The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes Compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Prior to January 1, 2006, the company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25) and has opted for the disclosure provisions of SFAS No. 123. Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

There were no unvested stock options as of December 31, 2005 and the Company has neither granted nor vested any stock options during the three months period ended March 31, 2006.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

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

Following is a summary of segment information by geographic unit for the year ended March 31, 2005:

	CA	NV	ND	TOTAL
Sales & Rental Income	$169,913	$0	$68,446	$238,359
Net income (loss)	(579,669)	290,161	(19,102)	(308,610)
Total Assets	2,825,228	0	46,300	2,871,528
Capital Expenditure	0	0	0	0
Depreciation and amortization	11,864	0	0	11,864

During 2005, the Company sold two improved real properties and our unimproved parcel of land located Dickinson, North Dakota and Las Vegas, Nevada. By the end of 2005, our remaining portfolio consisted of a 100% ownership interest in the Katella Business Center in Orange, California, and a 53.8% ownership interest in the Campus Drive Office Building in Newport Beach, California. During the first quarter of 2006, the Company acquired investment interest in two separate properties in Arizona.

On January 6, 2006, the Company acquired a 25 percent Tenant-in-Common interest in a commercial property located in Paradise Valley, Arizona for $300,000. The tenant-in common partners include a director of the Company, 25 percent, and an unrelated third party, 50 percent and SDI 25%. The unrelated third party will be responsible for all costs of operation including, but not limited to, landscaping, maintenance, taxes, insurance, property management and debt payments.

On February 15, 2006, the Company acquired a 33.3 percent interest in a property located in Phoenix, Arizona for $200,000. The property consists of a 2,180 square foot structure on approximately 38,587

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

square feet of land. The Company’s interest was purchased from Ms Jan Wallace, an officer and director of the Company. The property will be used to house the Company’s headquarters. The Company is not responsible for any of the expenses and does not share in the revenue stream associated with these properties.

Because the Company’s properties generating income are only located in California there is no segmented reporting for the first quarter of 2006.

Recent accounting pronouncements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

consolidated financial statements.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business. During 2005, the Company sold a shopping center and vacant lot in Dickinson, North Dakota and a shopping center in Las Vegas, Nevada.

		Estimated Life
Buildings and improvements	$1,944,954	39 years
Less accumulated depreciation	(133,859)
	1,811,095

Depreciation expense at March 31, 2006 and 2005 was $10,646 and $11,864, respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors and officers of SDIC and continue to be major shareholders of SDIC. During 2004, 2003 and 2002, SDIC advanced monies to the Company, of which $55,000 bearing interest at 9% is evidence by a note. The advance has matured and is due on demand. At March 31, 2006, the outstanding advances totaled $162,143 with $41,741 in accrued interest. However, while the Company has recorded the liability and accrued interest, it is not evidenced by a written instrument. Further, SDIC, whose president and major shareholders were former officers and directors of the Company agreed and acknowledge the forgiveness of all but $35,000 of the advances and accrued interest. This forgiveness was verbally granted in 2004 and again in 2005 and acknowledged in a letter dated December 13, 2005. However, in the same letter, SDIC retracted its forgiveness. SDIC has not confirmed the debt or provided the required documentation. The Company continues to carry the debt on its books March 31, 2006.

Sutterfield Family Trust and C. Wayne Sutterfield (Sutterfield). On March 31, 2006, the Company owed Sutterfield, a former director and significant shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17, 2006, and December 31, 2006, respectively. The $67,000 note maturing February 17, 2006, has been extended for six-months to July 17, 2006. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield for the three months ended March 31, 2006 and 2005 totaled $6,090 and $1,597, respectively. There is also $25,754 in accrued interest payable. The Company retains the right to acquire all his interests in DCB. Pursuant to the operating agreement, the Company is responsible for any all cash flow deficiencies.

Patrick McNevin (McNevin). On January 6, 2006, the Company acquired a 25 percent Tenant-in-Common interest in a commercial property located in Paradise Valley, Arizona for $300,000. The tenant-in common partners include Mr. McNevin, a director of the Company, 25 percent, and an unrelated third party, 50 percent and SDI 25 percent. The unrelated third party will be responsible for all costs of operation including, but not limited to, landscaping, maintenance, taxes, insurance, property management

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

and debt payments.

Jan Wallace (Wallace). On February 15, 2006, the Company acquired a 33.3 percent interest in a property located in Phoenix, Arizona for $200,000 from Ms Wallace, an officer and director of the Company. The property consists of a 2,180 square foot structure on approximately 38,587 square feet of land. The property will be used to house the Company’s headquarters. The property needs repairs estimated to be approximately $46,950. Ms Jan Wallace, will be responsible for these costs. The Company is not responsible for any of the expenses and does not share in the revenue stream associated with these properties.

NOTE 6 - Notes Payable - Related Parties

Unsecured note, bearing interest at 9%, interest only, due on demand	$ 165,418

Interest expense on the notes payable - related parties amounted to $3,598 and $3,695 for the three month periods ended March 31, 2006 and 2005, respectively.

NOTE 7 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	675,760
Mortgage note, bearing interest at 8%, due on February 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	$1,155,760

NOTE 8 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on August 17, 2006, secured by 5030 Campus Drive	$67,000
Mortgage note, bearing interest at 8%, due on December 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Total mortgages payable- related parties	$138,630

Interest expense on the Mortgages payable - related parties amounted to $3,088 and $4,784 for the three month periods ended March 31, 2006 and 2005, respectively.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

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

During the period ended March 31, 2006, the Company had the following equity transaction:

On December 22, 2005, the Chief Executive Officer and President returned 45,000 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled January 14, 2006.

On February 2, 2006, Iomega converted its 250,000 shares of Series C Preferred Stock for 15,000,000 shares of the Company’s common stock.

NOTE 10 - Stock Incentive Plans

In November 2003, the Board of Directors adopted and the Shareholders approved two stock incentive plans: the Secured Diversified Investment, Ltd. 2003 Employee Stock Incentive Plan (2003 Employee Plan) and the Secured Diversified Investment, Ltd. 2003 Non-employee Directors Stock Incentive Plan (2003 Directors Plan). The Plans authorized the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members of Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Effective April 1, 2005, The 2003 Employee Plan had been eliminated. The officers rescinded their employment agreements thereby forgiving the entire amount of their accrued salaries, shares issued and their grant of options under the 2003 Employee Plan. The former officers of the Company were collectively granted stock options totaling 2,500,000 shares of which 1,250,000 were vested at December 31, 2004. The Company recorded the expense of the vested options See Footnote 12 Commitments and Contingencies Officer Employment Agreements and Footnote 13 Litigation. The grant of options and those vested have been cancelled during 2005 as a result of the former employees canceling and rescinding their employment agreements.

A majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resignation or the options would expire and automatically cancel. Remaining available under the 2003 Director Plan is the grant of stock options for 287,500

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

shares, all other grant of stock options have expired and been cancelled. Unless exercised, the grant of options for the remaining shares will expire as follows: 125,000 shares on April 5, 2006; and 162,500 on June 14, 2006. Upon the cancellation or exercise of the remaining grant, the 2003 director plan will cease to exist.

NOTE 11 - Warrants

At March 31, 2006, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

Outstanding at December 31, 2005	400,000
Granted	-
Forfeited	-
Exercised	-
Outstanding at March 31, 2006	400,000

Following is a summary of the status of warrants outstanding at March 31, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Remaining Contractual Life	Price	Weighted Average Exercise Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	4 years	$ 1.25	400,000	$1.25

At December 31, 2005, the Company recorded an expense of $15,663. For the three month period ended March 31, 2006, the Company issued no new warrants and recorded no further expense.

NOTE 12 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2006	$59,170	$138,630	$17,073	$198,000	$412,873
2007	107,290	-	392,764	84,000	584,054
2008	127,290	-	132,764	-	260,054
2009	127,290	-	22,764	-	150,054
2010	127,290	-	22,764	-	150,054
	$548,330	$138,630	$588,129	$282,000	$1,557,089

The lease expenses were $19,823 and $62,329 for the three month periods ended March 31, 2006 and 2005, respectively.

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

NOTE 13 - Litigation

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. The matter has been settled for $65,000 and a grant of stock options, once the Company will adopt new stock option plan, for 150,000 shares at an exercise price $0.15 per share. Each party is responsible for its own respective costs and attorney’s fees (See Footnote 17 “Subsequent Events”).

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

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

Alliance has deposited the funds with the court and has asked for a declaration of rights regarding the funds. The Company is contesting the case vigorously and is proceeding with discovery. At this time the Company cannot make any evaluation of the outcome of this litigation. Alliance has requested that its reasonable costs and attorney’s fees be paid from the deposited funds. If Alliance is granted its request it will be paid from the proceeds currently held in escrow. Each of the parties involved will pay its prorata share of these costs. Theses costs will not be the sole responsibility of the Company.

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

The Company filed a cross-complaint against all Plaintiffs, Alliance Title Company and Brenda Burnett, a former employee of Alliance. Our cross-complaint contains causes of action for breach of contract, breach of fiduciary duty, negligent supervision, civil conspiracy, intentional interference with economic relations, negligent interference with economic relations, breach of oral agreement, breach of employment contract, breach of director/officers’ fiduciary duty, fraud/intentional misrepresentation, and declaratory relief. The Company is defending and prosecuting this case vigorously and is proceeding with discovery. At this time the Company cannot make any evaluation of the outcome of this litigation.

On March 10, 2006, some of our shareholders, including Clifford L. Strand, Robert J. Leonard, William S. Biddle, and Gernot Trolf (collectively, “Plaintiffs”) filed a complaint in the matter of William S. Biddle v. Secured Diversified Investment, Ltd. (case no. 06CC03959) in the Superior Court of California, County of Orange. Plaintiff seek declaratory relief as to whether we are a foreign corporation under California Corporation Code Section 2115(a) and whether Plaintiff’s alleged demand for our shareholder list and for an inspection of the accounting books and records and minutes of shareholders , board of directors and committees of such board is governed under California Corporation Code Sections 1600 and 1601. The Company is contesting this case vigorously and is proceeding with discovery. At this time, the Company cannot make any evaluation of the outcome of this litigation.

NOTE 14 -Investments in Real Estate

On January 6, 2006, the Company acquired a 25 percent Tenant-in-Common interest in a commercial property located in Paradise Valley, Arizona for $300,000. The tenant-in common partners include a

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006

director of the Company, 25 percent, and an unrelated third party, 50 percent and SDI 25 percent. The Company does not share in the revenue stream and is not responsible for any costs of operation including, but not limited to, landscaping, maintenance, taxes, insurance, property management and debt payments. The unrelated third party will be responsible for all costs of operation including, but not limited to, landscaping, maintenance, taxes, insurance, property management and debt payments.

On February 15, 2006, the Company acquired a 33.3 percent interest in a property located in Phoenix, Arizona for $200,000. The property consists of a 2,180 square foot structure on approximately 38,587 square feet of land. The Company’s interest was purchased from Ms Jan Wallace, an officer and director of the Company. The property will be used to house the Company’s headquarters. The property needs repairs estimated to be approximately $46,950. The co-owner and our officer and director, Ms Jan Wallace, will be responsible for these costs. The Company is not responsible for any of the expenses and does not share in the revenue stream associated with the property.

NOTE 15 - Notes Payable

On January 19, 2006, the Company paid off a note to Prime Time Auctions, Inc, a shareholder totaling $25,000 bearing interest at 15 percent secured by the Katella Business Center. The note was repaid in full including all accrued interest and late fees.

On February 17, 2006, the $67,000 note, secured by 5030 Campus Drive, payable to the Sutterfield Family Trust (Wayne Sutterfield) matured. The note was extended for six months to August 17, 2006, on the same terms.

Note 16 - Other Income

Other income includes a litigation settlement of $134,318 due to settlement with the Company’s former CEO which resulted in adjustment of previously accrued amounts in the Company’s books (See note 17).

Note 17 - Subsequent Events

On April 5, 2006, previous grant of options for 125,000 shares under the 2003 Non-Employee Director Stock Incentive Plan expired and been cancelled.

On April 7, 2006, the Company settled its litigation with former CEO Luis Leon. The matter was settled for $65,000 and grant of 150,000 stock options at an exercise price of $0.15 per share. Each party will be responsible for its respective legal costs and attorney’s fees.

On April 18, 2006, the Company listed its Katella Business Center for sale with Voit Commercial Brokerage for $350,000. The net book value of the property at March 31, 2006, was $257,784 after an impairment of $214,977.

On April 18, 2006, the Company listed its 5030 Campus Drive property for sale with Voit Commercial Brokerage for $1,515,000. The net book value of the property at March 31, 2006 was $1,064,982.

On May 2, 2006, the Company extended the maturity date of the mortgage note in the amount of $370,000, bearing interest at 11.5%, due on June 25, 2006, secured by a first trust deed on the Katella Business Center to June 25, 2007.

On May 4, 2006, the Company paid $6,024, including penalties, in delinquent property taxes due on Katella Business Center.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Overview

Our business is to invest in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah. Properties acquired are expected to demonstrate a sufficient cash flow, minimum debt, and the opportunity for appreciation. Because of limited cash resources we will seek properties that may be acquired with partners. Aside from our real estate portfolio, we are also looking into extending our business plan to include real estate financing.

Our Properties

Lincoln Drive Property

During the current reporting period, we acquired a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Arizona 85253. The property is in very good condition. The property is 100% leased and situated between two new residential/hospitality developments. Although we will not receive any rental income from the leased units, we are not responsible for any costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments. Our interest in the property is solely to realize appreciable gain. We believe the property’s adjacent developments and scheduled city improvements to the walkways in the front area are positive indicators that we will experience appreciable gain in any future sale of the property.

Cactus Road Property

Also during the current reporting period, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. The property consists of 2,180 square feet situated on approximately 38,587 square feet of land strategically located on a heavily trafficked corner. The property needs repair. We invested in the property and plan to have it remodeled and retrofitted to house our headquarters. Repairs and renovation costs are estimated at $46,950, which include a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs, renovation and remodeling of the kitchen area. The co-owner of the property and our officer and director, Ms. Jan Wallace, will be responsible for these costs.

We anticipate occupying approximately 700 square feet of the property. The co-owners of the property which includes our officer and director plan to lease the remaining portion of the building in which we do not have any interest to a mortgage company in which we plan to develop an interest. Because of the property’s heavily trafficked location, we believe that it will appreciate and provide us a profit in the event we elect to sell it at some future date.

The Katella Center

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

Because our monthly net flow will not be enough to cover a potential $7,000 monthly payment on ground lease, we are forced to consider our options. In addition, property taxes are delinquent for 2005-2006 and the $370,000 loan underlying the first deed of trust matures on June 25th, 2006. The Company has negotiated an extension of the first deed of trust at the same rate for one year. The new maturity date is June 25th, 2007. Management has thoroughly reviewed the issues concerning this property and as a result have listed the property for sale with Voit Commercial Brokerage for $350,000. We have impaired this property by $214,977 as of December 31, 2005.

Campus Drive Office Building

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660. The property is in good condition.

The Campus Drive Office Building is currently not generating sufficient cash flow to satisfy its monthly obligations of approximately $19,300. This situation is attributable to the debt structure and the required preferential return payments to the minority member negotiated by prior management. Payments to the minority member, as of the date of this filing, are five months in arrears. The property has been listed for $1,515,000 with Voit Commercial Brokerage.

Results of Operations for the three months ended March 31, 2006 and 2005

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

Comparison of three month periods ended March 31, 2006 and 2005.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $76,940 for the three month period ended March 31, 2006, compared with net income of $238,359, including $92,589 from our brokerage subsidiary, for the same period ended March 31, 2005. The decrease is attributable to the sale of our shopping center in Dickinson, North Dakota and the sale of our brokerage subsidiary, Nationwide Commercial Brokers, Inc.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $568,170 to $247,568 for the three month period ended March 31, 2006, compared to $815,738 for the same period ended March 31, 2005. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the three month period ended March 31, 2006 was $10,646 compared to $11,864 in depreciation expense for the same period ended March 31, 2005. The depreciation was attributable primarily to the Katella Center and the Campus Drive Office Building.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $37,369 for the three month period ended March 31, 2006 compared to $51,762 for the three month period ended March 31, 2005. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Katella Center and the Campus Drive Office Building.

Net Income (Loss). We reported a net loss of $(68,200) or $(0.00) per share for the three months ended March 31, 2006 compared to a net loss of $(308,610) or $(0.03) per share for the three months ended March 31, 2005. We reported no income or loss for discontinued operations during the three month period ended March 31, 2006. For the three month period ended March 31, 2005, we reported a net loss from continuing operations of $(598,771) or $(0.06) per share and net income from disposal of discontinued operations of $290,161, or $0.03 per share.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have an accumulated deficit of $8,062,321 as of March 31, 2006. We reported a net loss of $68,200 at March 31, 2006. We currently have positive liquidity, but have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, we are involved in litigation with several of our prior employees. The outcome of this litigation may adversely affect our liquidity.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in our accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to restructure our operations and raise additional capital to succeed in our future operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management is restructuring our operations by selling many of our poorly performing properties and reducing the associated high cost of debt. We have also significantly reduced overhead. We continue to search and evaluate different business opportunities in efforts to generate a stabilized cash flow and funds for future investments. We anticipate that we will be dependent, for the near future, on additional investment capital to fund operating expenses and acquisitions of properties or businesses before achieving operating profitability. We intend to position our company to be able to raise additional funds through the capital markets which to date we have been able to do. There are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

At March 31, 2006, we had $827,221 of cash and cash equivalents as compared to $42,042 of cash and cash equivalents at March 31, 2005 to meet our immediate short-term liquidity requirements. This increase in cash and cash equivalents is attributable to the sale of our Las Vegas, Nevada shopping center. With the current infusion of cash we hope to generate new business opportunities to create and stabilize operating cash flow.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $(172,963) for the three months ended March 31, 2006 compared to net cash used in operating activities of $(677,711) for three months ended March 31, 2005. This decrease in cash used by operating activities relative to the prior period was primarily due to the disposition of assets and reduction in overhead.

We are considering other potential opportunities not limiting ourselves to the acquisition of real estate. The decision to acquire properties or other types of investments will generally depend upon the opportunity to provide appreciation, an established source of revenues in excess of operating costs, and a stabilized cash flow stream sufficient to make future investments.

Cash Flows From Investing Activities

Net cash used in investing activities amounted to $(200,000) for the three months ended March 31, 2006 compared to net cash provided by investing activities of $576,168 for the three months ended March 31, 2005. The net cash used in investing activities during 2006 was attributable to the Company’s purchase of a 33 1/3 percent interest in the Cactus Street property. The cash provided by investing activities during the same period in 2005 was attributable to the disposition of the Company’s subsidiary interest.

At March 31, 2006, we do not have any material planned capital expenditures resulting from any known demand based on existing trends. However, we may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows from Financing Activities

Cash used in financing activities amounted to $(30,220), attributable to repayment of a second trust deed in the amount of $25,000 and mortgage principal reduction for the three months ended March 31, 2006 compared to $108,152 for the three months ended March 31, 2005, attributable to proceeds from notes payable.

We intend to invest in business opportunities and acquire properties and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Critical Accounting Estimates and Policies

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition and allowance for uncollectible receivables and impairment of real estate assets and deferred assets. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Other than as set forth below, there have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2005.

Luis Leon v. Secured Diversified Investment, Ltd.

On April 17, 2006, plaintiffs filed a notice of settlement with the court stating that the parties settled on April 7, 2006. Under the settlement, we are required to pay plaintiffs $65,000 plus options for 150,000 shares of common stock at $0.15 per share. Each party is responsible for their own attorney’s fees and costs.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Secured Diversified Investment, Ltd.

Date:	May 11, 2006

By: /s/ Jan Wallace Jan Wallace Title: President, CEO and Director