Form 10QSB
period 2006-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2006-08-21
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

(949) 851-1069
(Issuer’s telephone number)
_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,334,611 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheet as of June 30, 2006;
F-2	Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005;
F-3	Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005;
F-4	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
(Unaudited)
June 30, 2006

ASSETS

Properties, net of accumulated depreciation $144,719	$1,839,497
Equipment, net of accumulated depreciation $106	3,711
Cash and cash equivalents	390,098
Receivables	182,701
Prepaid Expenses	16,152
Restricted Cash	72,001
Other Assets	13,806
Total Assets	$2,517,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable	$1,150,991
Mortgages payable, related parties	138,630
Note payable, related parties	58,275
Interest Payable	33,610
Accounts payable, accrued expenses and other liabilities	420,192
TOTAL LIABILITIES	1,801,699

COMMITMENTS AND CONTINGENCIES	-

Minority Interest	103,965

STOCKHOLDERS' EQUITY

Series A Preferred Stock, 7,500,000 shares authorized,
$0.01 par value, 7,234,600 issued & outstanding	72,347
Series B Preferred Stock, 20,000,000 shares authorized,
$0.01 par value, 160,861 issued & outstanding	1,609
Common Stock, 100,000,000 shares authorized, $0.001
par value, 30,334,611 issued and outstanding	30,335
Paid In Capital	8,686,024
Accumulated Deficit	(8,178,013)
Total Equity	612,302
$2,517,966

See accompanying notes.

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Operations
(Unaudited)

	Three Month Periods Ended		Six Month Periods ended
	June 30		June 30
	2006	2005	2006	2005
REVENUES:
Rental Income	$85,015	$136,180	$166,455	$283,650
Brokerage	-	15,821	-	108,409
Total Net Revenues	85,015	152,000	166,455	392,060

OPERATING EXPENSES:
General and Administrative Expenses	313,338	681,962	566,080	1,500,078

Operating Loss	(228,323)	(529,962)	(399,625)	(1,108,018)

Other Income and (Losses)
Gain on Equity Investment	-	20,415	-	36,204
Interest Expense	(42,208)	(55,662)	(79,577)	(107,424)
Interest Income	143	24,874	287	27,302
Minority Interest	5,822	13,369	11,158	22,882
Other	153,726	608,950	288,044	610,821
Total Other Income and Losses	117,484	611,946	219,912	589,786

Net Income (Loss) from continuing operations	(110,839)	81,984	(179,712)	(518,233)

Discontinued Operations:
Net Income (Loss)	-	-	-	290,161

NET INCOME (LOSS)	$(110,839)	$81,984	$(179,712)	$(228,072)

Net income (loss) per share, continuing operations	$(0.00)	$0.01	$(0.01)	$(0.04)
Net income (loss) per share, discontinued operations	0.00	0.00	0.00	0.02
Basic and diluted loss per share	$(0.00)	$0.01	$(0.01)	$(0.02)

Basic and diluted weight average shares	30,332,139	13,068,155	27,021,697	13,068,055

See accompanying notes.

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Cash Flows
(Unaudited)

	Six Month Periods ended June 30,
	2006	2005
Cash flows from operating activities:
Net Loss	$(179,712)	$(228,072)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	21,612	23,943
Consulting prepaid expense	-	140,000
Minority Interest	(11,158)	(22,882)
Shares cancelled	(11,250)	-
(Gain) Loss on equity investment	-	(36,204)
(Gain) on disposal of subsidiary	-	(290,161)
Issuance of shares for consulting and real estate services	-	143,125
Issuance of shares	-	50,000
Gain on settlement of debt and litigation	(286,840)	-
(Increase) decrease in assets and liabilities:
Receivables	3,470	43,064
Note Receivable	32,277	(870,500)
Prepaid expenses	(6,378)	(165,499)
Other receivables	3,155	-
Accrued interest	16,455	(7,098)
Payroll liabilities	(894)	615,102
Accounts payable, accrued expenses	(143,614)	7,424
Net cash used in operating activities	(562,878)	(597,759)

Cash flow to investing activities:
Purchase of property & equipment	(42,440)	(14,963)
Investment in real estate	(200,000)	(50,000)
Proceeds from sale of subsidiary interest, net of investment	-	629,759
Net cash (used in) provided by investing activities	(242,440)	564,796

Cash flows from financing activities:
Minority Interest	-	22,882
Proceeds on notes payable - related party	-	10,000
Payments on notes payable - related party	(25,000)	(19,258)
Proceeds from notes payable	-	62,500
Payments on notes payable	(9,989)	(66,572)
Net cash (used in) provided by financing activities	(34,989)	9,552

Net decrease in cash & cash equivalents	(840,307)	(23,411)

Cash and cash equivalents, beginning of period	1,230,404	35,433
Cash and cash equivalents, end of period	390,098	12,022
Supplemental disclosures:
Cash paid for interest	$52,680	$93,628
Cash paid for income tax	$-	$800.00
Non-cash investing and financing activities:	$-	$-
Conversion of note to stock	$-	$10,976

See accompanying notes.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The unaudited consolidated financial statements have been prepared by the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,178,013 as of June 30, 2006. The Company reported net loss of $179,712 at June 30, 2006. The Company currently has positive liquidity, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several prior employees of the Company. The outcome of this litigation may adversely affect the liquidity of the Company.

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
June 30, 2006

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

NOTE 3 - Significant Accounting Policies

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its’ majority owned subsidiary, Diversified Commercial Brokers, LLC (53.8%) and Secured Lending, LLC (100%). All material inter-company transactions and balances have been eliminated.

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

Property and equipment. Property and equipment are depreciated over the estimated useful lives of the

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2006 and 2005, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

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

There were no unvested stock options as of December 31, 2005 and the Company has neither granted nor

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

vested any stock options during the six month period ended June 30, 2006. The Company approved a stock option plan at its recently held shareholder meeting. The Company is obligated to grant 150,000 in options to Luis Leon, its former Chief Executive Officer, as part of its settlement. The Company has accrued expenses related to these options (See note 13).

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

Following is a summary of segment information by geographic unit for the period ended June 30, 2005:

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
June 30, 2006

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

Following is a summary of segment information by geographic unit for the year ended June 30, 2006:

	CA	AZ	TOTAL
Sales & Rental Income	$166,455	$0	$166,455
Net income (loss)	(157,528)	(22,184)	(179,712)
Total Assets	2,477,097	40,869	2,517,966
Capital Expenditure	200,000	42,440	242,440
Depreciation and amortization	21,291	321	21,612

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business. During 2005, the Company sold a shopping center and vacant lot in Dickinson, North Dakota and a shopping center in Las Vegas, Nevada. Property & Equipment comprised of following at June 30, 2006:

		Estimated Life
Buildings and improvements	$1,945,593	39 years
Leasehold improvements	$38,623
Furniture, fixture and equipment	$3,817
Less accumulated depreciation	(144,825)
	$1,843,208

Depreciation expense at June 30, 2006 and 2005 was $21,612 and $23,943, respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s former officers and directors were also officers and directors of SDIC and continue to be major shareholders of SDIC. During 2002 through 2004, SDIC advanced monies to the Company, $55,000 of which bears an interest rate of 9% and is evidenced by a note dated October 1, 2002 with a maturity date of September 30, 2003. Additional monies were advanced during that period and, at March 31, 2006, the outstanding advances totaled $162,143 plus $41,741 in accrued interest. While the Company recorded the contingent liability and associated accrued interest, $107,141 is not evidenced by any written instrument nor was there any expressed terms of repayment. In any event, it is the Company’s position that the outstanding advances in favor of SDIC, while carried on the Company’s books during these years, were forgiven in connection with the purchase of the Hospitality Inn. In 2003, the Company entered into an agreement with Seacrest Limited Partnership I (of which SDIC was the general partner) to purchase the Hospitality Inn free and clear. When it was discovered that Seacrest could not deliver title to the Hospitality Inn as presented, the Company requested and obtained a verbal agreement from SDIC forgiving the entire aforementioned

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

contingent liabilities then advanced and any future advances save $35,000. Members of the Board, management, and large shareholders of the Company, at the time of forgiveness, also represented SDIC, Seacrest Limited Partnership I and had a vested interest in the purchase of the Hospitality Inn by the Company.

SDIC has made no effort to collect the entire amount of the debt and acknowledged the forgiveness of the debt during the time the SDIC’s officers and directors remained officers and directors of the Company. Only when these former officers and directors resigned with the Company did SDIC object to the forgiveness of the debt. Several of these individuals currently are involved in litigation with the Company (See Note 13-Litigation). While the Company firmly believes that the debt has been forgiven, the Company also believes that the statute of limitations to recover any such debt has since expired.

C. Wayne Sutterfield (Sutterfield). The Company owed Sutterfield, a director and significant shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17, 2006, and December 31, 2006, respectively. The $67,000 note maturing February 17, 2006, has been extended for six-months to August 17, 2006. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield for the six months ended June 30, 2006 and 2005 totaled $4,038 and $1,597, respectively. There is also $29,572 in accrued interest payable. The Company retains the right to acquire all his interests in DCB. Pursuant to the operating agreement, the Company is responsible for any and all cash flow deficiencies.

NOTE 6 - Note Payable - Related Parties

Note Payable comprised of following at June 30, 2006:

Unsecured note, bearing interest at 9%, interest only, due on demand	$58,275

Interest expense on the notes payable - related parties amounted to $7,236 and $7,422 for the six months ended June 30, 2006 and 2005, respectively, and $3,638 and $3,727 for the three month periods ended June 30, 2006 and 2005, respectively. The accrued interest has been reversed as discussed in Note 5 - Related Party Transactions.

On January 19, 2006, the Company paid off a note to Prime Time Auctions, Inc, a shareholder totaling $25,000 bearing interest at 15 percent secured by the Katella Business Center. The note was repaid in full including all accrued interest and late fees.

NOTE 7 - Mortgages Payable

Mortgages payable comprised of following at June 30, 2006:

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	670,991
Mortgage note, bearing interest at 8%, due on February 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	$1,150,991

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

Interest expense on the Mortgages payable amounted to $52,149, and $53,932 for the six month periods ended June 30, 2006 and 2005, respectively, and $26,381 and $26,761 for the three month periods ended June 30, 2006 and 2005, respectively.

NOTE 8 - Mortgages Payable - Related Parties

Mortgages payable - related parties, comprised of following at June 30, 2006:

Mortgage note, bearing interest at 8%, due on August 17, 2006, secured by 5030 Campus Drive	$67,000
Mortgage note, bearing interest at 8%, due on December 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Total mortgages payable- related parties	$138,630

Interest expense on the Mortgages payable - related parties amounted to $15,622, and $9,602 for the six month periods ended June 30, 2006 and 2005, respectively, and $7,856 and $4,818 for the three month periods ended June 30, 2006 and 2005, respectively.

On February 17, 2006, the $67,000 mortgage payable, secured by 5030 Campus Drive, payable to the Sutterfield Family Trust (Wayne Sutterfield) matured. The note was extended for six months to August 17, 2006, on the same terms. The note will be extended for another six months.

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

During the period ended June 30, 2006, the Company had the following equity transaction:

On December 22, 2005, the Chief Executive Officer and President returned 45,000 shares of common

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

A majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resignation or the options would expire and automatically cancel. The grant of all stock options under the 2003 Director Plan have expired and been cancelled. The 2003 Director Plan ceases to exist.

At the annual shareholder meeting, on June 2, 2006, the shareholders approved the ‘2006 Stock Option Plan of Secured Diversified Investment, Ltd.’ The Plan authorizes the grant of stock options to key employees, consultants, and members of Board of Directors. Under the Plan, the aggregate sales price, or amount of securities sold, during any 12 month period may not exceed the greater of: (1) $1 million, (2) 15% of the total assets of the Company, or (3) 15% of the issued and outstanding common stock of the company, including shares previously issued under this Plan or other stock option plans created by the Company, whichever is greater. The maximum number of shares for which an Option may be granted to any Optionee during any calendar year will not exceed 5% of the issued and outstanding shares.

As of June 30, 2006 the Company has no outstanding options.

NOTE 11 - Warrants

At June 30, 2006, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:
-		Aggregate Intrinsic value
Outstanding at December 31, 2005	400,000	$ 0

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

Granted	-
Forfeited	-
Exercised	-
Outstanding at June 30, 2006	400,000	$0

Following is a summary of the status of warrants outstanding at June 30, 2006:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	3.75 years	$ 1.25	400,000	$1.25

For the six month period ended June 30, 2006, the Company issued no new warrants and recorded no further expense.

NOTE 12 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2006	$39,645	$138,630	$17,073	$132,000	$327,348
2007	107,290	-	392,764	84,000	584,054
2008	127,290	-	132,764	-	260,054
2009	127,290	-	22,764	-	150,054
2010	127,290	-	22,764	-	150,054
	$528,805	$138,630	$588,129	$216,000	$1,471,564

The lease expenses were $39,645 and $124,938 for the six-month periods ended June 30, 2006 and 2005, respectively, and $19,823 and $62,609 for the three month periods ended June 30, 2006 and 2005, respectively.

On November 1, 2005, the Company relocated its offices to 5030 Campus Drive, Newport Beach, California. 5030 Campus is owned by the Company’s subsidiary, Diversified Commercial Brokers. Nationwide Commercial Brokers, a former subsidiary of the Company owned by Robert Leonard a major

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

NOTE 13 - Litigation

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. On April 7, 2006, the matter has been settled for $65,000 and a grant of 150,000 stock options. Each party is responsible for its own respective costs and attorney’s fees. The Company adopted 2006 stock option plan in June 2006 and subsequently in August 2006 the Company issued 150,000 options to Luis Leon. (See Footnote 17 “Subsequent Events”). As of June 30, 2006 the Company has accrued expense related these stock options.

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

Alliance has deposited the funds with the court and has asked for a declaration of rights regarding the funds. The Company is contesting the case vigorously and is proceeding with discovery. At this time the Company cannot make any evaluation of the outcome of this litigation. Alliance has requested that its reasonable costs and attorney’s fees be paid from the deposited funds. If Alliance is granted its request it will be paid from the proceeds currently held in escrow. Each of the parties involved will pay its prorata share of these costs. These costs will not be the sole responsibility of the Company.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

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

Note 15 - Subsidiaries

The Company has established a new wholly owned subsidiary, Secured Lending, LLC, to engage in mortgage banking activities in the state of Arizona. The new subsidiary was incorporated on June 15th, 2006 and it began funding loans in July. Secured Lending will aggressively seek developers with finished product that require permanent take-out financing for its customers.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006

Following is the summary of Secured Lending operations as of June 30, 2006.

Sales & Rental Income	$0
Net income (loss)	(22,184)
Total Assets	40,869
Capital Expenditure	42,440
Depreciation and amortization	321

Note 16 - Other Income

Other income includes a litigation settlement of $134,318 due to settlement with the Company’s former CEO (See note 13).

Other income also includes forgiveness of debt of $152,522 related to Seashore Diversified Investment Company (SDIC) (See note 5).

Note 17 - Subsequent Events

On July 26, 2006, the Company’s subsidiary, Secured Lending, LLC, entered into an agreement with Americash Mortgage Bankers in order to further expand its mortgage lending activities in Arizona.

On July 1, 2006, Secured Lending, LLC has entered into a lease agreement with Jan Wallace, Chief Executive Officer and Director for the lease of office space at 12202 Scottsdale Road, Phoenix, Arizona, in order to conduct its mortgage banking operation. The lease is for approximately 1,464 square feet at $1.75 per month with a term of three years and two three year options.

On August 4, 2006, the Company’s subsidiary, Diversified Commercial Brokers, LLC, opened escrow to sell the property located at 5030 Campus Drive, Newport Beach, California for a price of $1,483,000 to an unrelated third party. The escrow was opened with a deposit of $25,000 which will increase to $75,000 after the due diligence period and at that time become non-refundable

On August 2, 2006, the Company successfully negotiated to secure $400,000 in financing from Stonebridge Capital Group, Ltd. In exchange, the Company agreed to issue 1,500,000 shares of Common Stock post-reverse split of the Company’s outstanding Common and Series A Preferred Stock (August 14, 2006) and a Warrant to purchase an additional 250,000 shares of Common Stock.

On August 8, 2006, the Company issued 150,000 options at a strike price of $0.15 to Luis Leon under the ‘2006 Stock Option Plan of Secured Diversified Investment, Ltd.’ The term to exercise the options expires 180 days from May 31, 2006, the effective date (See Note 13 - Litigation).

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Our Business

Our business is to invest in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah. Properties acquired are expected to demonstrate a sufficient cash flow, minimum debt, and the opportunity for appreciation. Because of limited cash resources we will seek properties that may be acquired with partners.

Aside from our real estate portfolio, we are also looking into extending our business plan to include other real estate related activities such as mortgage banking operations. We established a wholly-owned subsidiary, Secured Lending, LLC (“Secured Lending”), and are currently undergoing the application process to engage in mortgage lending in the State of Arizona.

In furtherance of our design to engage in mortgage banking operations, Ms. Jan Wallace, our officer and director, signed an agreement with Americash (the “Branch Agreement”) subsequent to the current reporting period to set up an Americash branch office in Arizona. Americash is a Southern California based originator of residential and commercial mortgage loans. The company is currently licensed as a direct lender in 19 states, and an approved Fannie Mae Seller/Servicer.

Americash’s objective is to provide homeowners and potential homeowners with low cost, competitively priced mortgage products, and back those products with excellent service. The Branch Agreement provides that Ms. Wallace will become an employee of Americash and manage the overall operations of the branch in exchange for fees collected at closing minus certain fees deducted for Americash (including $595 plus a quarter point and surcharges from certain banking institutions in Americash’s banking arms). A copy of the Branch Agreement is attached as an exhibit to this quarterly report.

While Ms. Wallace signed the Branch Agreement in her individual capacity, she agreed to assign her compensation rights to Secured Lending and obtain the necessary approvals for Secured Lending to share information with Americash. A copy of the Assignment is attached as an exhibit to this quarterly report. Until Secured Lending obtains the necessary regulatory approvals, which we cannot guarantee will occur, it may not engage in secured lending. We are hopeful, however, that Secured Lending will pass the regulatory hurdles during the next 12 months and become a mortgage banking institution.

Also subsequent to the reporting period, Secured Lending entered into an agreement with Dakota First, L.L.C., a North Dakota company (“Dakota”), to have Dakota generate and process loans that will be funded through Americash. In exchange, Dakota will receive a commission from Secured Lending consisting mainly of the following: (1) 70% of all origination fees and discount points; (2) 70% of all yield spread premiums (all fees will be paid, after fees to Americash are paid.); and (3) a $30,000 consulting fee, to be paid each month for the months of June, July and August 2006. A copy of the agreement is attached as an exhibit to this quarterly report.

Our Properties

Lincoln Drive Property

In the first quarter of our fiscal year, we acquired a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Arizona 85253. The property is in very good condition. The property is 100% leased and situated between two new residential/hospitality developments. Although we will not receive any rental income from the leased units, we are not responsible for any costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments. Our interest in the property is solely to realize appreciable gain. We believe the property’s adjacent developments and scheduled city improvements to the walkways in the front area are positive indicators that we will experience appreciable gain in any future sale of the property.

Cactus Road Property

Also in the first quarter of our fiscal year, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. The property consists of 2,180 square feet situated on approximately 38,587 square feet of land strategically located on a heavily trafficked corner. The property needs repair. We invested in the property and plan to have it remodelled and retrofitted to house our headquarters. Repairs and renovation costs are estimated at $46,950, which include a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs, renovation and remodelling of the kitchen area. The co-owner of the property and our officer and director, Ms. Jan Wallace, will be responsible for these costs.

While we anticipate occupying approximately 700 square feet of the property, our wholly-owned mortgage banking subsidiary leases the remaining portion of the building in which we do not have any interest from Ms. Wallace. Because of the property’s heavily trafficked location, we believe that it will appreciate and provide us a profit in the event we elect to sell it at some future date.

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

Because our monthly net flow will not be enough to cover a potential $7,000 monthly payment on ground lease, we are forced to consider our options. In addition, the $370,000 loan underlying the first deed of trust matures on June 25th, 2006. We have negotiated an extension of the first deed of trust at the same rate for one year. The new maturity date is June 25th, 2007. Management has thoroughly reviewed the issues concerning this property and as a result have listed the property for sale with Voit Commercial Brokerage for $350,000. We have impaired this property by $214,977 as of December 31, 2005.

Campus Drive Office Building

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660. The property is in good condition.

The Campus Drive Office Building is currently not generating sufficient cash flow to satisfy its monthly obligations of approximately $19,300. This situation is attributable to the debt structure and the required preferential return payments to the minority member negotiated by prior management. Payments to the minority member, as of the date of this filing, are six months in arrears.

Subsequent to the current reporting period, we entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “Purchase Agreement”) with Harris

Insurance, an unrelated third-party (the “Purchaser”), for the sale of the Campus Drive Office Building for $1,483,000. In the transaction, we are represented by Voit Commercial Brokerage and the Purchaser is represented by Cushman & Wakefield. Escrow opened on August 4th, 2006. Under the Purchase Agreement and related Addendum, the Purchaser will deposit $25,000 at the opening of escrow and deposit an additional $50,000 thirty seven (37) days later at which time the entire $75,000 will be non-refundable. We anticipate to net cash proceeds of approximately $200,000.

Results of Operations for the six and three months ended June 30, 2006 and 2005

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

Comparison of six month periods ended June 30, 2006 and 2005.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $166,455 for the six month period ended June 30, 2006, compared with income of $392,060 including $108,409 from our brokerage subsidiary, for the same period ended June 30, 2005. The decrease is attributable to the sale of our real estate properties except for the Campus Drive Office Building and the Katella Center, and the sale of our brokerage subsidiary, Nationwide Commercial Brokers, Inc.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $933,998 to $566,080 for the six month period ended June 30, 2006, compared to $1,500,078 for the same period ended June 30, 2005. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the six month period ended June 30, 2006 was $21,612 compared to $23,943 in depreciation expense for the same period ended June 30, 2005. The depreciation was attributable primarily to the Campus Drive Office Building and the Katella Center.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $79,577 for the six month period ended June 30, 2006 compared to $107,424 for the six month period ended June 30, 2005. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Campus Drive Office Building and the Katella Center.

Net Income (Loss). We reported a net loss of $(179,712) or $(0.01) per share for the six months ended June 30, 2006 compared to a net loss of $(228,072) or $(0.02) per share for the six months ended June 30, 2005. We reported no income or loss for discontinued operations during the six month period ended June 30, 2006. For the six month period ended June 30, 2005, we reported a net loss from continuing operations of $(518,233) or $(0.04) per share and net income from disposal of discontinued operations of $290,161, or $0.02 per share.

Comparison of three month periods ended June 30, 2006 and 2005.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $85,015 for the three month period ended June 30, 2006, compared with income of $152,000 including $15,821 from our brokerage subsidiary, for the same period ended June 30, 2005. The decrease is attributable to the sale of our real estate properties except for the Campus Drive Office Building and the Katella Center, and the sale of our brokerage subsidiary, Nationwide Commercial Brokers, Inc.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $368,624 to $313,338 for the three month period ended June 30, 2006, compared to $681,962 for the same period ended June 30, 2005. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the three month period ended June 30, 2006 was $10,966 compared to $12,079 in depreciation expense for the same period ended June 30, 2005. The depreciation was attributable primarily to the Campus Drive Office Building and the Katella Center.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $42,208 for the three month period ended June 30, 2006 compared to $55,662 for the three month period ended June 30, 2005. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Campus Drive Office Building and the Katella Center.

Net Income (Loss). We reported a net loss of $(110,839) or $(0.00) per share for the three months ended June 30, 2006 compared to a net income of $81,984 or $0.01 per share for the three months ended June 30, 2005. The reported net income for the three month period was attributable to non-operating income primarily attributable to the forgiveness of deferred salaries by prior management. We reported no income or loss for discontinued operations during the three month periods ended June 30, 2006 and 2005.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have an accumulated deficit of $8,178,013 as of June 30, 2006. We reported a net loss of 179,712 at June 30, 2006. We currently have positive liquidity, but have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, we are involved in litigation with several of our prior employees. The outcome of this litigation may adversely affect our liquidity.

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

Our management is restructuring our operations by selling many of our poorly performing properties and reducing the associated high cost of debt. We have also significantly reduced overhead. We continue to search and evaluate different business opportunities in efforts to generate a stabilized cash flow and funds for future investments. During the current reporting period, management has been concentrating significant efforts in securing a business partnership with Americash, in connection with our secured lending business, as a means of bringing in additional revenues. In the long term, we are hopeful that this new business will help alleviate our dependence upon investment capital.

At June 30, 2006, we had $390,098 of cash and cash equivalents as compared to $240,093 of cash and cash equivalents at June 30, 2005 to meet our immediate short-term liquidity requirements. This increase in cash and cash equivalents is attributable to the sale of our Las Vegas, Nevada shopping center. Also, subsequent to the current reporting period, we were successful in securing additional funds of $400,000 through our financing efforts with Stonebridge Capital Group, Ltd. (“Stonebridge”). In exchange for receiving these funds, we are bound by certain terms and conditions of the financing as follows:

1.	We are required to execute a stock reversal of our Common and Series A Preferred Stock at a 20 to 1 ratio (the “Reverse Split”);
2.	We are required to issue Stonebridge one million five hundred thousand (1,500,000) shares of our Common Stock post Reverse Split;
3.
We are required to issue a Warrant to Stonebridge to purchase an additional two hundred and fifty thousand (250,000) shares of our Common Stock at a strike price of fifty cents ($0.50) per share for a period of three years from the date the Warrant is issued.

4.	We agreed to register Stonebridge’s 1,500,000 shares of our Common Stock with the Securities and Exchange Commission no later than 120 days from the date proceeds are delivered to escrow; and
5.
If registration is not completed in the 120 days period, Stonebridge shall be compensated with the issuance of an additional one hundred thousand (100,000) shares of our Common Stock every thirty (30) days that the registration rights are not issued.

Proceeds from the $400,000 will be used for the development and commercialization of our existing business and for general working captial purposes including salaries, general overhead and administrative costs. The infusion of $400,000, along with our existing cash reserves, should be enough to fund our operations for the next 12 months. Notwithstanding our financial security for the next 12 months, we intend to position our company to be able to raise additional funds through the capital markets, if needed. There are no assurances that we will be successful in this or any of our endeavours to become financially viable and continue as a going concern.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $(562,878) for the six months ended June 30, 2006 compared to net cash used in operating activities of $(597,759) for the six months ended June 30, 2005. This decrease in cash used by operating activities relative to the prior period was primarily due to the disposition of assets and reduction in overhead.

We are considering other potential opportunities not limiting ourselves to the acquisition of real estate. The decision to acquire properties or other types of investments will generally depend upon the opportunity to provide appreciation, an established source of revenues in excess of operating costs, and a stabilized cash flow stream sufficient to make future investments.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $(242,440) for the six months ended June 30, 2006 compared to net cash provided by investing activities of $564,796 for the six months ended June 30, 2005. The net cash used in investing activities during 2006 was primarily attributable to the Company’s purchase of a 33 1/3 percent interest in the Cactus Street property. The cash provided by investing activities during the same period in 2005 was attributable to the disposition of the Company’s subsidiary interest.

At June 30, 2006, we do not have any material planned capital expenditures resulting from any known demand based on existing trends. However, we may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows from Financing Activities

Cash used in financing activities amounted to $(34,989) compared to cash provided by financing activities in the amount of $9,552 for the six months ended June 30, 2005, attributable to proceeds from notes payable.

We intend to invest in business opportunities and acquire properties and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material development in any of the ongoing legal proceedings previously reported in which we are a party with the exception of our settlement with Luis Leon, former Chief Executive Officer, and Maria Leon (together, the “Leons”). The matter was settled for $65,000 and a grant of options for 150,000 shares at a strike price of $0.15. The Leons have six months to exercise the options from the date of issuance.

A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the reporting period, we issued an option to purchase 150,000 shares of our common stock at a strike price of $0.15 per share to Luis and Maria Leon (the “Leons”) in connection with a settlement agreement we entered into with the Leons.

Subsequent to the reporting period, we agreed to issue 1,500,000 shares of our common stock and a warrant to purchase an additional 250,000 shares of our common stock at a strike price of $.50 per share to Stonebridge Capital Group, Ltd. in connection with a financing agreement. Along with the shares and warrant, we granted Stonebridge registration rights for the $400,000 in proceeds we received from the financing.

These securities were issued pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of the Shareholders was held on June 2, 2006. The following proposals were adopted by the margins indicated in the table below:

1.	To elect directors to serve until the next annual meeting or until their successors are elected and qualified.

2.	To approve the 2006 Stock Option Plan (the “2006 Plan”).

	Number of Shares
Proposal	For	Against	Withheld/ Abstained
Proposal 1 - Election of Directors
Jan Wallace	19,355,962	12,353,819	26,601
Patrick McNevin	19,355,962	12,353,819	26,601
Jay Kister	19,355,962	12,353,819	26,601
Peter Richman	19,355,962	12,353,819	26,601

Proposal 2- Approval of 2006 Plan	19,110,627	12,599,154	26,601

As stated in our current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006, Mr. McNevin resigned as director of our Company on June 8, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Settlement Agreement and Mutual Release, dated May 31, 2006
10.2	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated July 27, 2006
10.3	Addendum to Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated July 27, 2006
10.4	Branch Management Agreement, dated July 19, 2006
10.5	Assignment of Rights Agreement, effective July 19, 2006
10.6	Agreement with Dakota First, L.L.C., dated August 2, 2006
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	August 21, 2006

By: /s/ Jan Wallace Ms. Jan Wallace Title: Chief Executive Officer and Director