Form 10QSB
period 2006-09-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2006-11-14
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 00030653

Secured Diversified Investment, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5205 East Lincoln Drive , Paradise Valley, Arizona 85253
(Address of principal executive offices)

949 851-1069
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,516,820 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheet as of September 30, 2006;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005;
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005;
F-4	Notes to Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Properties, net of accumulated depreciation of $156,008	$1,828,208
Equipment, net of accumulated depreciation of $424	3,393
Cash and cash equivalents	152,613
Receivables	106,208
Restricted cash	72,145
Prepaid and other assets	24,075
Total Assets	$2,186,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages Payable	$1,146,126
Mortgages Payable, related parties	138,630
Notes Payable, related parties	55,000
Interest Payable	35,523
Accounts Payable, accrued expenses and other liabilities	316,071
Total Liabilities	1,691,350

Minority Interest	97,549

Commitments & contingencies	-

STOCKHOLDERS' EQUITY
Series A Preferred Stock, 375,000 shares authorized, $0.01 par value, 361,808 issued & outstanding	3,617
Series B Preferred Stock, 1,000,000 shares authorized, $0.01 par value, 8,044 issued & outstanding	80
Series C Preferred Stock, 1,125,000 shares authorized, $0.01 par value, none issued & outstanding	-
Common Stock, 5,000,000 shares authorized, $0.001 par value, 1,516,820 issued and outstanding	1,517
Shares to be issued	5,830
Paid In Capital	8,785,136
Accumulated Deficit	(8,398,439)
Total Stockholders' Equity	397,742
Total Liabilities & Stockholders' Equity	$2,186,642

see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Statements of Operations
September 30, 2006
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods ended September 30,
	2006	2005	2006	2005
REVENUES
Rental Income	$82,932	$146,593	$249,387	$430,244
Commission Income	20,756	-	20,756	-
Total Net Revenues	103,688	146,593	270,144	430,244

OPERATING EXPENSES
General and Administrative Expenses	310,019	668,152	876,104	2,091,217

Operating Loss	(206,330)	(521,559)	(605,961)	(1,660,973)

Other Income and (Losses)
Gain (Loss) on Equity Investment	-	5,839	-	42,043
Interest Expense	(34,101)	(48,706)	(109,639)	(156,119)
Interest Income	144	538	430	27,840
Minority Interest	5,280	10,095	17,574	32,977
Other net	10,045	(7,907)	294,051	653,885
Total Other Income and (Losses)	(18,632)	(40,141)	202,416	600,626

Net Loss from continuing operations	(224,962)	(561,700)	(403,545)	(1,060,348)

Discontinued Operations:
Gain from discontinued operations
(including gain or (loss) on disposal)	-	52,485	-	342,646

NET LOSS	$(224,962)	$(509,215)	$(403,545)	$(717,702)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Basic and diluted weight average shares	15,298,060	15,627,139	23,070,874	15,272,406

see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Statements of Cash Flows
September 30, 2006
(Unaudited)

	For the Nine Month periods ended September 30,
	2006	2005
Cash flows from operating activities:
Net Loss	$(403,545)	$(717,702)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization	33,219	33,888
Consulting prepaid expense	-	140,000
Minority interest	(17,574)	(32,977)
Shares cancelled	(11,250)	-
Shares to be issued	5,830	-
Gain (Loss) on equity investment	-	(42,043)
Gain (Loss) on disposal of subsidiary	-	(342,646)
Issuance of shares for consulting services	-	167,033
Loss on sale of note receivable	-	7,500
Gain on settlement of debt and litigation	(302,409)	-
Increase (decrease) in assets and liabilities:
Receivables	79,963	45,023
Note Receivable	32,277	-
Prepaid expenses	(258)	2,573
Other assets	2,918	-
Accrued interest	18,368	-
Payroll liabilities	3,876	-
Accounts payable, accrued expenses	(236,485)	(130,945)
Net cash used in operating activities	(795,069)	(870,296)

Cash flows from investing activities:
Collection of note receivable	-	642,500
Purchase equipment and tenant improvements	(42,440)	(1,464)
Investment in real estate	(200,000)	-
Increase in restricted cash	(428)	403,766
Proceeds from sale of real estate	-	76,500
Proceeds from sale of subsidiary interest, net of investment	-	352,646
Net cash provided by (used in) investing activities	(242,868)	1,473,948

Cash flows from financing activities:
Payment of line of credit	-	(396,920)
Payment of mortgage payable	-	(15,944)
Proceeds from notes payable - related party	-	50,000
Payments on notes payable - related party	(25,000)	(854)
Proceeds from notes payable	-	-
Payments on notes payable	(14,854)	(251,980)
Net cash used in financing activities	(39,854)	(615,698)

Net decrease in cash & cash equivalent	(1,077,791)	(12,045)

Cash & cash equivalent, beginning period	1,230,404	23,790

Cash & cash equivalent, end of period	$152,613	$11,745

Supplemental disclosures:
Cash paid for interest	$88,906	$156,119
Cash paid for income tax	$-	$-

Non-cash investing and financing activities:
Conversion of note to stock	$-	$10,976.00

see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The unaudited consolidated financial statements have been prepared by the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,398,439 as of September 30, 2006. The Company reported net loss of $403,545 at September 30, 2006. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Much of this is attributable to the capital and equity structure of the Company inherited from prior management. Additionally, the Company is involved in litigation with a prior employee of the Company. The outcome of this litigation may adversely affect the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to continue efforts to restructure its operations and raise additional capital to succeed in future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt. The Company also significantly reduced overhead. The Company continues to search and evaluate different business opportunities in efforts to generate a stabilized cash flow and funds for future investments. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses and acquisitions of properties or businesses before achieving operating profitability. The Company intends to position itself so that it may be able to raise additional funds through the capital markets which to date it has not been able to do so. However, the continual restructuring of the Company’s capital base may assist in these efforts. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 2 - Nature of Operations

The Company was incorporated under the laws of the state of Utah on November 22, 1978. On July 23,

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

Revenue recognition. The Company’s revenues are derived from rental income and commission income from mortgage brokerage operations. Revenues are recognized in the period services are provided.

As a lessor, the Company has retained substantially all of the risks and benefits of ownership of the office properties and accounts for its leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant’s lease commencement date, is recognized on a straight-line basis. Property leases generally provide for the reimbursement of annual increases in operating expenses above base year operating expenses (excess operating expenses), payable to the Company in equal installments throughout the year based on estimated increases. Any differences between the estimated increase and actual amounts incurred are adjusted at year end.

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
September 30, 2006

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2006 and 2005, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

the disclosure provisions of SFAS No. 123. Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

There were no unvested stock options as of December 31, 2005. The Company approved a stock option plan at its recently held shareholder meeting. The Company granted 7,500 (adjusted for post split effect) in options to Luis Leon, its former Chief Executive Officer, as part of its settlement (See Note 14).

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

Following is a summary of segment information by geographic unit for the period ended September 30, 2005:

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

Following is a summary of segment information by geographic unit for the period ended September 30, 2006:

	CA	AZ	TOTAL
Commission & Rental Income	$249,387	$20,765	$270,144
Net income (loss)	(305,491)	(98,054)	(403,545)
Total Assets	2,128,606	58,036	2,186,642
Capital Expenditure	200,000	42,440	242,440
Depreciation and amortization	31,937	1,282	33,219

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business. During 2005, the Company sold a shopping center and vacant lot in Dickinson, North Dakota and a shopping center in Las Vegas, Nevada. Property & Equipment comprised of following at June 30, 2006:

		Estimated Life
Buildings and improvements	$1,945,594	39 years
Leasehold improvements	$38,623	15 years
Furniture, fixture and equipment	$3,817	3 years
Less accumulated depreciation	(156,433)
	$1,831,601

Depreciation expense at September 30, 2006 and 2005 was $33,219 and $33,888, respectively. No interest was capitalized in either period.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s former officers and directors were also officers and directors of SDIC and continue to be major shareholders of SDIC. During 2002 through 2004, SDIC advanced monies to the Company, $55,000 of which bears an interest rate of 9% and is evidenced by a note dated October 1, 2002 with a maturity date of September 30, 2003. Additional monies were advanced during that period and, at March 31, 2006, the outstanding advances totaled $162,143 plus $41,741 in accrued interest. While the Company recorded the contingent liability and associated accrued interest, $107,141 is not evidenced by any written instrument nor was there any expressed terms of repayment. In any event, it is the Company’s position that the outstanding advances in favor of SDIC, while carried on the Company’s books during these years, were forgiven in connection with the purchase of the Hospitality Inn. In 2003, the Company entered into an agreement with Seacrest Limited Partnership I (of which SDIC was the general partner) to purchase the Hospitality Inn free and clear. When it was discovered that Seacrest could not deliver title to the Hospitality Inn as presented, the Company requested and obtained a verbal agreement from SDIC forgiving the entire aforementioned contingent liabilities then advanced and any future advances save $35,000. Members of the Board, management, and large shareholders of the Company, at the time of forgiveness, also represented SDIC, Seacrest Limited Partnership I and had a vested interest in the purchase of the Hospitality Inn by the Company.

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
September 30, 2006

Company (See Note 13-Litigation). While the Company firmly believes that the debt has been forgiven, the Company also believes that the statute of limitations to recover any such debt has since expired.

C. Wayne Sutterfield (Sutterfield). The Company owed Sutterfield, a former director and shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on August 17, 2006, and December 31, 2006, respectively. The $67,000 note matured August 17, 2006, is being extended for six-months to February 17, 2007. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield for the nine months ended September 30, 2006 and 2005 totaled $9,996 and $1,597, respectively. There is also $35,523 in accrued interest payable. The Company retains the right to acquire all his interests in DCB. Pursuant to the operating agreement, the Company is responsible for any and all cash flow deficiencies.

Jan Wallace (Wallace). On July 1, 2006, Secured Lending, LLC has entered into a lease agreement with Jan Wallace, Chief Executive Officer and Director for the lease of office space at 12202 Scottsdale Road, Phoenix, Arizona, in order to conduct its mortgage banking operation. The lease is for approximately 1,464 square feet at $2,560 per month with a term of three years and one three year option.

NOTE 6 - Note Payable - Related Parties

Note Payable comprised of following at September 30, 2006:

Unsecured note, bearing interest at 9%, interest only, due on demand	$ 55,000

Interest expense on the notes payable - related parties amounted to $7,236 and $12,307 for the nine months ended September 30, 2006 and 2005, respectively, and $ -0- and $4,886 for the three month periods ended September 30, 2006 and 2005, respectively. The accrued interest has been reversed as discussed in Note 5 - Related Party Transactions.

On January 19, 2006, the Company paid off a note to Prime Time Auctions, Inc, a shareholder totaling $25,000 bearing interest at 15 percent secured by the Katella Business Center. The note was repaid in full including all accrued interest and late fees.

NOTE 7 - Mortgages Payable

Mortgages payable comprised of following at September 30, 2006:

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$370,000

Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	666,126

Mortgage note, bearing interest at 8%, due on February 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000

Total mortgages payable	$1,146,126

Interest expense on the Mortgages payable amounted to $78,356, and $99,035 for the nine month periods ended September 30, 2006 and 2005, respectively, and $26,207 and $31,607 for the three month periods ended September 30, 2006 and 2005, respectively.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 8 - Mortgages Payable - Related Parties

Mortgages payable - related parties, comprised of following at September 30, 2006:

Mortgage note, bearing interest at 8%, due on August 17, 2006, secured by 5030 Campus Drive	$67,000

Mortgage note, bearing interest at 8%, due on December 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630

Total mortgages payable- related parties	$138,630

Interest expense on the Mortgages payable - related parties amounted to $23,453, and $33,265 for the nine month periods ended September 30, 2006 and 2005, respectively, and $7,871 and $11,093 for the three month periods ended September 30, 2006 and 2005, respectively.

On August 17, 2006, the $67,000 mortgage payable, secured by 5030 Campus Drive, payable to the Sutterfield Family Trust (Wayne Sutterfield) matured. The note will be extended for six months to February 17, 2007, on the same terms.

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

On August 1, 2006, our Board of Directors resolved to amend the Articles of Incorporation pursuant to Nevada Revised Statues 78.207 to decrease the number of authorized shares of our common stock, par value $.001, from 100,000,000 to 5,000,000 shares. Correspondingly, our Board of Directors affirmed a reverse split of twenty to one in which each shareholder will be issued one common share in exchange for each twenty common share of their currently issued common stock. At the same time and under the same authority, our Board of Directors resolved to amend the Articles of Incorporation to decrease the number of authorized shares of our preferred stock, par value $0.01, from 50,000,000 to 2,500,000 shares. Correspondingly, our Board of Directors affirmed a reverse split of twenty to one in which each shareholder will be issued one common share in exchange for each twenty common share of their

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

currently issued common stock. A record date of August 14, 2006 was established in order to provide the NASD ten days notice pursuant to Rule 10b-17 of the Securities and Exchange Act of 1934 as amended. All shareholders of this record date will receive one share of our common stock for each twenty shares owned. These share certificates will be issued upon surrender. On August 1, 2006, we filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to reflect the decrease in authorized shares. Under Nevada Revised Statutes 78.207, shareholder approval was not required.

During the period ended September 30, 2006, the Company had the following equity transaction adjusted for the effect of reverse split of 20:1.

On December 22, 2005, the Chief Executive Officer and President returned 2,250 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled January 14, 2006.

On February 2, 2006, Iomega converted its 12,500 shares of Series C Preferred Stock for 750,000 shares of the Company’s common stock.

On August 24, 2006, we entered into a Consulting Services Agreement (the “Consulting Agreement”) with Mr. Donald Schwall, Jr. Pursuant to the Consulting Agreement, Mr. Schwall will provide consulting and advisory services to our company on matters relating to developing online promotional concepts, events and materials to increase website awareness, marketing efforts and other matters. As compensation for these services, we delivered 400,000 shares of our common stock to Mr. Schwall on October 12, 2006, after registering his shares under the Securities Act of 1933, as amended, using Form S-8.

On August 24, 2006, the Company agreed to issue 5,830 shares of common stock to Wayne Sutterfield, a shareholder and former director, in exchange for deferring interest payments due pursuant to that certain Operating Agreement regarding the Company’s subsidiary, DCB.

NOTE 10 - Stock Incentive Plans

In November 2003, the Board of Directors adopted and the Shareholders approved two stock incentive plans: the Secured Diversified Investment, Ltd. 2003 Employee Stock Incentive Plan (2003 Employee Plan) and the Secured Diversified Investment, Ltd. 2003 Non-employee Directors Stock Incentive Plan (2003 Directors Plan). The Plans authorized the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 750,000 shares of common stock (adjusted for post split effect) to key employees, consultants, and members of Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Effective April 1, 2005, The 2003 Employee Plan had been eliminated. The officers rescinded their employment agreements thereby forgiving the entire amount of their accrued salaries, shares issued and their grant of options under the 2003 Employee Plan. The former officers of the Company were collectively granted stock options totaling 125,000 (adjusted for post split effect) shares of which 62,500 (adjusted for post split effect) were vested at December 31, 2004. The Company recorded the expense of the vested options See Footnote 13 Commitments and Contingencies Officer Employment Agreements and Footnote 14 Litigation. The grant of options and those vested have been cancelled during 2005 as a result of the former employees canceling and rescinding their employment agreements.

A majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resignation or the options would expire and automatically cancel. The grant of all stock options under the 2003 Director Plan have expired and been cancelled. The 2003 Director Plan ceases to exist.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

NOTE 11 - Stock Options

On April 7, 2006, the Company settled its litigation with Luis Leon. The settlement included a grant of 7,500 (adjusted for post split effect) stock options. The Company adopted 2006 stock option plan in June 2006 and on August 8, 2006 issued 7,500 (adjusted for post split effect) options at a strike price of $0.01 to Luis Leon under the ‘2006 Stock Option Plan of Secured Diversified Investment, Ltd.

As of September 30, 2006, the following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	-	-	-
Granted	7,500	$0.01	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2006	7,500	$0.01	$7,500

Following is a summary of the status of options outstanding at September 30, 2006 (adjusted for post split effect).

Outstanding Options				Exercisable Options
Exercise Price	Number	Weighted Ave. Remaining Life	Weighted Ave. Exercise price	Number	Weighted Ave. Exercise Price
$0.01	7,500	2 months	$0.01	7,500	$0.01

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 12 - Warrants

At September 30, 2006, the Company had the following subscriptions for warrants outstanding.

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

	Aggregate Intrinsic value
Outstanding at December 31, 2005	400,000	$ 0
Granted	-
Forfeited	-
Exercised	-
Outstanding at September 30, 2006	400,000	$ 0

Following is a summary of the status of warrants outstanding at September 30, 2006:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Weighted Average Number	Exercise Price
$ 0.50 - $2.00	400,000	3.50 years	$ 1.25	400,000	$1.25

For the nine month period ended September 30, 2006, the Company issued no new warrants and recorded no further expense.

NOTE 13 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2006	$ 19,821	$ 138,630	$ 5,100	$ 66,000	$ 229,551
2007	107,290	-	392,764	84,000	584,054
2008	127,290	-	132,764	-	260,054
2009	127,290	-	22,764	-	150,054
2010	127,290	-	22,764	-	150,054

	$ 508,981	$ 138,630	$ 576,156	$ 150,000	$ 1,373,767

The lease expenses were $59,467 and $189,038 for the nine-month periods ended September 30, 2006 and 2005, respectively, and $19,882 and $64,100 for the three month periods ended September 30, 2006 and 2005, respectively.

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

Officer employment agreements. During 2003, the Company executed employment agreements with its officers that extend through 2006. On May 11, 2005 and effective April 1, 2005, the officers have rescinded their employment agreements and forgiven the entire amount of their accrued salaries and their respective grant of options under the Company’s 2003 Employee Stock Incentive Plan. The Company entered into new employment agreements with the officers. Shares and stock options issued under the previous agreements will be rescinded. The employment agreements will provide for a reduced issuance of common stock and options vesting over the term of the agreement. Since then three officers have agreed to resign, and the Company has decided to set aside $177,000 in contingent liabilities as potential payout and settlement to these officers. The Company has settled with two of the officers. The Company is still in dispute with a former officer (See Note 14 - Litigation).

EQUITY FINANCING ARRANGEMENT

On August 14, 2006, the Company agreed to an arrangement whereby Stonebridge Capital Group, Ltd. ("Stonebridge") would commit to raising $400,000 through fundraising efforts provided that the Company comly with the following:

1.	We are required to execute a stock reversal of our Common and Series A Preferred Stock at a 20 to 1 ratio (the “Reverse Split”);

2.	We are required to issue Stonebridge one million five hundred thousand (1,500,000) shares of our Common Stock post Reverse Split;

3.
We are required to issue a Warrant to Stonebridge to purchase an additional two hundred and fifty thousand (250,000) shares of our Common Stock at a strike price of of fifty cents ($0.50) per share for a period of three years from the date the Warrant is issued.

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

As of the date of this report, there is an oral arrangement but no funds have been received.

NOTE 14 - Litigation

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. On April 7, 2006, the matter has been settled for $65,000 and a grant of 7,500 (adjusted for post split effect) stock options. Each party is responsible for its own respective costs and attorney’s fees. The Company adopted 2006 stock option plan in June 2006 and subsequently in August 2006 the Company issued 7,500 (adjusted for post split effect) options to Luis Leon.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

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

On September 20, 2006, the following parties have entered into settlements agreement partially settling Case Number 06CC02350 and requesting that the court disburse the funds held as follows:

1.	$45,000 to William S. Biddle,

2.	$42,000 to Gernot Trolf,

3.	$33,803 to Nationwide Commercial Brokers,

4.	$33,803 to Secured Diversified Investment, Ltd.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

The above settlements are part of allegations out of the hold over of funds at issue in Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129), described above. As of September 30, 2006 the amounts have been settled.

NOTE 15 -Equity Investments in Real Estate

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

NOTE 16 - Subsidiaries

The Company has established a new wholly owned subsidiary, Secured Lending, LLC, to engage in mortgage banking activities in the state of Arizona. The new subsidiary was incorporated on June 15th, 2006 and it began funding loans in July. Secured Lending will aggressively seek developers with finished product that require permanent take-out financing for its customers.

Following is the summary of Secured Lending operations as of September 30, 2006.

Commission Income	$20,756
Net loss	(98,054)
Total Assets	58,036
Capital Expenditure	42,440
Depreciation and amortization	1,282

NOTE 17 - Other Income

Other income includes a litigation settlement of $134,318 due to settlement with the Company’s former CEO (See note 14).

Other income also includes forgiveness of debt of $152,522 related to Seashore Diversified Investment Company (SDIC) (See note 5) and the reversal of an accounts payable in the amount of $15,875.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

NOTE 18 - Subsequent Events

On October 3, 2006 William S. Biddle, a former officer of SDI filed a request for dismissal of Case number 06CC03959 with the Superior Court of California, County of Orange. (See Footnote 14 for detail)

On October 23, 2006, the Company issued 400,000 shares of common stock to Ms Jan Wallace, our President, CEO and Director, and 200,000 shares of our common stock to Mr. Munjit Johal, our Chief Financial Officer, as performance bonuses in connection with their services to the Company.

On October 24, 2006, our Board of Directors unanimously approved an amendment of our Articles of Incorporation to increase our total authorized capital stock from 7,500,000 shares to 102,500,000 shares in connection with an increase in our authorized common stock from 5,000,000 shares to 100,000,000 shares. The amendment will not effect a change to our 2,500,000 shares of authorized preferred stock. On October 27, 2006, holders of a majority of the outstanding shares of voting capital stock executed a written stockholder consent approving the amendment.

On November 8, 2006, Clifford Strand, former officer and director of the Company, dismissed without prejudice from the Secured Amended Complaint (Case Number 06CC03959), first two causes of action against the Company and our CEO Jan Wallace for fraud and misrepresentation and negligent representation.

Item 2.     Management’s Discussion and Analysis

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

Mortgage Lending

During the current reporting period, we have continued our plan to extend our business model to include mortgage banking operations. We established a wholly-owned subsidiary, Secured Lending, LLC (“Secured Lending”), and are currently undergoing the application process to engage in mortgage lending in the State of Arizona.

During the current reporting period, Ms. Jan Wallace, our officer and director, signed an agreement with Americash (the “Branch Agreement”) to set up an Americash branch office in Arizona. Ms. Wallace also agreed to assign her compensation rights (the “Assignment Agreement”) to our subsidiary, Secured Lending, and obtain the necessary approvals for Secured Lending to share information with Americash.

On August 31, 2006, however, the Branch Agreement and the accompanying Assignment Agreement have been cancelled. The relationship among Americash, Jan Wallace, and Secured Lending could not be sustained under Arizona mortgage banking regulations. The arrangement therefore mutually discontinued. Despite the setback, Secured Lending will continue to pursue a mortgage banking license in Arizona within the organization. Until Secured Lending obtains the necessary regulatory approvals, however, which we cannot guarantee will occur, it may not engage in secured lending. We are hopeful, however, that Secured Lending will pass the regulatory hurdles by the end of 2006 and will become a mortgage banking institution.

On August 2, 2006, Secured Lending entered into an agreement with Dakota First, L.L.C., a North Dakota company (“Dakota”), to have Dakota generate and process loans that will be funded through Americash. We thereafter mutually terminated our agreement with Dakota in light of our discontinued relationship with Americash as a result of Arizona’s mortgage banking regulations.

Property Investments

Our business model also includes investing in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah. Properties acquired are expected to demonstrate a sufficient cash flow, minimum debt, and the opportunity for appreciation. Because of limited cash resources we will seek properties that may be acquired with partners.

Lincoln Drive Property

In the first quarter of 2006, we acquired a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Arizona 85253. The property is in very good condition. We occupy an office at the 5205 East Lincoln Drive location for our corporate headquarters. The property is 100% leased and situated between two new residential/hospitality developments. Although we will not receive any rental income from the leased units, we are not responsible for any costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments. Our interest in the property is solely to realize appreciable gain. We believe the property’s adjacent developments and scheduled city improvements to the walkways in the front area are positive indicators that we will experience appreciable gain in any future sale of the property.

Cactus Road Property

Also in the first quarter of 2006, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. The property consists of 2,180 square feet situated on approximately 38,587 square feet of land strategically located on a heavily trafficked corner. We invested in the property that was remodelled and retrofitted by Ms. Wallace, which included a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs, renovation and remodelling of the kitchen area. In occupying the premises, Secured Lending undertook certain tenant improvements on the property in the amount of $38,000. As of the current reporting period, the property has been completely repaired and remodelled and is now occupied by Secured Lending with all tenant improvements completed. Because of the property’s heavily trafficked location, we believe that it will appreciate and provide us a profit in the event we elect to sell it at some future date.

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

During the current reporting period, the listing expired with Voit Commercial Brokerage and we have had no offers on the property. We plan to hold the property until we are able to find a buyer.

Campus Drive Office Building

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660.

On July 27, 2006, we entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “Purchase Agreement”) with Harris Insurance, an unrelated third-party (the “Purchaser”), for the sale of the Campus Drive Office Building for $1,483,000. On about September 10, 2006, the sale fell out of escrow. During the due diligence period, the Purchaser was concerned with the methodology of the ground lease adjustment to take place in 2009. We received no earnest money under the Purchase Agreement as the Purchaser backed out within the due diligence period without penalty.

The property was listed by Voit Commercial Brokerage, but as of October 18, 2006, the listing expired and we have had no subsequent offers on the property.

We lease the land on which the office building sits. The lease has a 55-year term that expires in

June 30, 2034. The ground lease payment is currently $3,607 per month. In June 2009, the ground lease payment will adjust to 8% of the fair market value of the land through June 2019 and in June 2019 the lease will again adjust to 8% of the fair market value of the land through maturity.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

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

Comparison of nine month periods ended September 30, 2006 and 2005.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $270,144 including commission income of $20,756 from mortgage brokerage operations for the nine month period ended September 30, 2006, compared with income of $430,244 for the same period ended September 30, 2005. The decrease is attributable to the sale of our real estate properties except for the Campus Drive Office Building and the Katella Center. The commission income is attributable to our wholly owned mortgage subsidiary, Secured Lending, LLC.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $1,215,113 to $876,104 for the nine month period ended September 30, 2006, compared to $2,091,217 for the same period ended September 30, 2005. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the nine month period ended September 30, 2006 was $33,219 compared to $33,888 in depreciation expense for the same period ended September 30, 2005. The depreciation was attributable primarily to the Campus Drive Office Building and the Katella Center.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $109,639 for the nine month period ended September 30, 2006 compared to $156,119 for the nine month period ended September 30, 2005. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Campus Drive Office Building and the Katella Center.

Net Income (Loss). We reported a net loss of $(403,545) or $(0.02) per share for the nine months ended September 30, 2006 compared to a net loss of $(717,702) or $(0.05) per share for the nine months ended September 30, 2005. We reported no income or loss for discontinued operations during the nine month period ended September 30, 2006. For the nine month period ended September 30, 2005, we reported a net loss from continuing operations of $(1,060,348) or $(0.07) per share and net income from disposal of discontinued operations of $342,646, or $0.02 per share.

Comparison of three month periods ended September 30, 2006 and 2005.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $103,688 including commission income of $20,756 from mortgage brokerage operations for the three month period ended September 30, 2006, compared with income of $146,593 for the same period ended September 30, 2005. The decrease is attributable to the sale of our real estate properties except for the Campus Drive Office Building and the Katella Center.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $358,133 to $310,019 for the three month period ended September 30, 2006, compared to $668,152 for the same period ended September 30, 2005. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the three month period ended September 30, 2006 was $11,607 compared to $12,079 in depreciation expense for the same period ended September 30, 2005. The depreciation was attributable primarily to the Campus Drive Office Building and the Katella Center.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $34,101 for the three month period ended September 30, 2006 compared to $48,706 for the three month period ended September 30, 2005. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Campus Drive Office Building and the Katella Center.

Net Income (Loss). We reported a net loss of $(224,962) or $(0.01) per share for the three months ended September 30, 2006 compared to a net loss of $(509,215) or ($0.03) per share for the three months ended September 30, 2005. We reported no income or loss for discontinued operations during the three month periods ended September 30, 2006 and 2005.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have an accumulated deficit of $8,398,439 as of September 30, 2006. We reported a net loss of $(403,545) at September 30, 2006. We currently have positive liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Much of this is attributable to the capital and equity structure we inherited from prior management. Additionally, we are involved in litigation with a prior employee of our company. The outcome of this litigation may adversely affect our liquidity.

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

Our management is restructuring our operations by selling many of our poorly performing properties and reducing the associated high cost of debt. We have also significantly reduced overhead. We continue to search and evaluate different business opportunities in efforts to generate a stabilized cash flow and funds for future investments, including our efforts in establishing a secured lending business, as a means of bringing in additional revenues. In the long term, we are hopeful that this new business will help alleviate our dependence upon investment capital.

At September 30, 2006, we had $152,613 of cash and cash equivalents as compared to $11,745 of cash and cash equivalents at September 30, 2005 to meet our immediate short-term liquidity requirements. This increase in cash and cash equivalents is attributable to the sale of our Las Vegas, Nevada shopping center.

On August 14, 2006, we agreed to an arrangement that will secure additional funds of $400,000 through our financing efforts with Stonebridge Capital Group, Ltd. (“Stonebridge”). The conditions to receiving these funds are as follows:

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

Cash Flows from Operating Activities

Net cash used in operating activities was $(795,070) for the nine months ended September 30, 2006 compared to net cash used in operating activities of $(870,296) for the nine months ended September 30, 2005. This decrease in cash used by operating activities relative to the prior period was primarily due to the disposition of assets and reduction in overhead.

We are considering other potential opportunities not limiting ourselves to the acquisition of real estate. The decision to acquire properties or other types of investments will generally depend upon the opportunity to provide appreciation, an established source of revenues in excess of operating costs, and a stabilized cash flow stream sufficient to make future investments.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $(242,868) for the nine months ended September 30, 2006 compared to net cash provided by investing activities of $1,473,948 for the nine months ended September 30, 2005. The net cash used in investing activities during 2006 was primarily attributable to the Company’s purchase of a 33 1/3 percent interest in the Cactus Street property. The cash provided by investing activities during the same period in 2005 was attributable to the disposition of the Company’s subsidiary interest.

At September 30, 2006, we do not have any material planned capital expenditures resulting from any known demand based on existing trends. However, we may conclude that expenditures to improve properties are necessary and/or desirable.

Cash Flows from Financing Activities

Cash used in financing activities amounted to $(39,854) compared to cash provided by financing activities in the amount of ($615,698) for the nine months ended September 30, 2005, attributable to proceeds from notes payable.

We intend to invest in business opportunities and acquire properties and may seek to fund these acquisitions through proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

Settlement Agreement

On September 20, 2006, we entered into a Settlement and General Release Agreement (the "Settlement Agreement”) with William S. Biddle, Gernot Trolf, Nationwide Commercial Brokers, Inc. (“Nationwide”), (the “Parties”) to partially resolve the litigation Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange, and William S. Biddle v. Secured Diversified Investment, Ltd. (case no. 06CC03959) in the Superior Court of California, County of Orange (the “Lawsuit”), as well as other claims involving the Parties and our company as set forth in the Agreement.

With respect to the $267,000 that Alliance Title Company deposited with the court in the matter of Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129) in the Superior Court of California, the Settlement Agreement provides that an order of disbursement will be filed as follows: $45,000 to Mr. Biddle, $42,000 to Mr. Trolf, $33,803 to Nationwide, and $33,803 to our company.

Under the Settlement Agreement, the Lawsuits will be dismissed as to the Parties and our company, with open claims remaining as to the remaining litigants. The Settlement Agreement further provides a customary mutual release of claims involving the Parties and our company, and forebears the Parties from pursuing complaints against our company and our officers and directors in any court or government agency. We received correspondence from Mr Trolf on October 10, 2006 that contains language that may represent a breach of the Settlement Agreement. Our legal counsel plans to prepare an opinion for management to review on the subject.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to such Settlement Agreement, a copy of which is attached to this Form 10-QSB as Exhibit 10.1.

Clifford L. Strand v. Secured Diversified Investment, Ltd.

As a condition of the above Settlement Agreement, William S. Biddle, Gernot Trolf and Nationwide dismissed their complaint against us in this matter. Only Plaintiff Clifford L. Strand remains. We are contesting the case vigorously and are proceeding with filing a response and preparing discovery. On November 8, 2006, Clifford L. Strand dismissed without prejudice from the Second Amended Complaint the first two clauses of action against us and our CEO Jan

Wallace for Fraud and Misrepresentation and Negligent Misrepresentation. At this time we cannot make any evaluation of the outcome of this litigation.

Alliance Title Company vs. Secured Diversified Investment, Ltd.

The matter was filed on January 13, 2006 Case Number 06CC02129 in the Orange County Superior Court, California. This matter is an Interpleader Action filed by our escrow company. In dispute is $267,000 which was held over by the escrow company because of competing claims for the monies. The monies are being claimed by us and other defendants, namely, our former employees, Clifford L. Strand, William S. Biddle and Gernot Trolf. Defendant Nationwide Commercial Brokers, Inc., a former subsidiary of our company is also claiming monies in this Interpleader action. Another Defendant Prime Time Auctions, Inc. has failed to answer the Complaint and Alliance Title Company ("Alliance") has taken a default against it. Alliance deposited the monies with the Court and has asked for a declaration of rights regarding the monies. On May 16, 2006, the Court entered an order discharging, dismissing Alliance and granting Alliance an award of fees and costs in the amount of $22,395.13 from the monies held.

William S. Biddle v. Secured Diversified Investment, Ltd.

As a condition of the above Settlement Agreement, William S. Biddle, Robert J. Leonard and Gernot Trolf dismissed their complaint against us in this matter. Only Plaintiff Clifford L. Strand remains. We are contesting the case vigorously. At this time we cannot make any evaluation of the outcome of this litigation.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

On August 24, 2006, we agreed to issue 5,380 shares of common stock to Wayne Sutterfield, a shareholder and former director, in exchange for deferring interest payments due pursuant to that certain Operating Agreement regarding our subsidiary, Diversified Commercial Brokers.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

Item 5.     Other Information

On July 1, 2006, Secured Lending, LLC has entered into a lease agreement with Jan Wallace, Chief Executive Officer and Director for the lease of office space at 12202 Scottsdale Road, Phoenix, Arizona, in order to conduct its mortgage banking operations. The lease is for approximately 1,464 square feet at $2,560 per month with a term of three years and one three year option.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Confidential Settlement and General Release Agreement, dated September 20, 2006
10.2	Secured Lending, LLC Lease Agreement, dated July 1, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	November 14, 2006

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director