Form 10KSB
period 2006-12-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2007-05-18
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-30653

Secured Diversified Investment, Ltd.
(Name of small business issuer in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12202 North Scottsdale Road, Phoenix, AZ	85054
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 949 851-1069

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
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

State issuer’s revenue for its most recent fiscal year. $333,690

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Unavailable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,896,820 Common Shares as of May 15, 2007

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1. Description of Business

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

Business of Issuer

Mortgage Lending

During the reporting period, we attempted to extend our business model to include mortgage banking operations. We established a wholly-owned subsidiary, Secured Lending, LLC (“Secured Lending”), and hoped to undertake a mortgage lending operation in the State of Arizona.

During the reporting period, Ms. Jan Wallace, our officer and director, signed an agreement with Americash (the “Branch Agreement”) to set up an Americash branch office in Arizona. Ms. Wallace also agreed to assign her compensation rights (the “Assignment Agreement”) to our subsidiary, Secured Lending, and obtain the necessary approvals for Secured Lending to share information with Americash.

On August 31, 2006, however, the Branch Agreement and the accompanying Assignment Agreement were cancelled. The relationship among Americash, Jan Wallace, and Secured Lending could not be sustained under Arizona mortgage banking regulations. The arrangement therefore mutually discontinued.

On August 2, 2006, Secured Lending entered into an agreement with Dakota First, L.L.C., a North Dakota company (“Dakota”), to have Dakota generate and process loans that will be funded through Americash. We thereafter mutually terminated our agreement with Dakota in light of our discontinued relationship with Americash as a result of Arizona’s mortgage banking regulations.

As a result of these setbacks, and the declining real estate market, we have decided to terminate our plans to establish a mortgage lending operation in the State of Arizona. Therefore, Secured Lending does not have any current business activity.

Property Investments

We have undertaken a business model includes investing in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah.

Since our inception, however, we have been unsuccessful in pursing revenues with our investment properties the majority of these properties were acquired in an asset purchase from Seashore Investment Company, Inc. a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and or were assets that underperformed. These properties were incapable of generating sufficent revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances prior to and during the reporting period. At the date of this annual report, our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

Lincoln Drive Property

In the first quarter of 2006, we acquired a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Arizona 85253. The property is in very good condition. We once occupied an office at the 5205 East Lincoln Drive location for our corporate headquarters, but relocated in the summer of 2006 to the Cactus Road Property, described below. The property is 100% leased and situated between two new residential/hospitality developments. Although we will not receive any rental income from the leased units, we are not responsible for any costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments. Our interest in the property is solely to realize appreciable gain. We believe the property’s adjacent developments and scheduled city improvements to the walkways in the front area are positive indicators that we will experience appreciable gain in any future sale of the property.

Cactus Road Property

Also in the first quarter of 2006, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. The property consists of 2,180 square feet situated on approximately 38,587 square feet of land strategically located on a heavily trafficked corner. We invested in the property that was remodelled and retrofitted by Ms. Wallace, which included a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs, renovation and remodelling of the kitchen area. In occupying the premises, Secured Lending undertook certain tenant improvements on the property in the amount of $38,000. The property has been completely repaired and remodeled and was occupied by Secured Lending during the reporting period with all tenant improvements completed. Since that time, Secured Lending has become an inactive business. We still occupy rental space in our Cactus Road Property for the property investment side of our business. Because of the property’s heavily trafficked location, we believe that it will appreciate and provide us a profit in the event we elect to sell it at some future date.

The Katella Center

We own a 100% interest in the Katella Center, a strip mall consisting of six retail rental units of various sizes totalling approximately 9,500 square feet, located at 632-650 E. Katella Avenue in Orange, California. The property was acquired in March 2003, and is in fair condition.

The Katella Center is currently generating monthly net cash flow of approximately $3,000. The property is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52-year term that expires in March 2017. The ground lease payment is currently $3,000 per month. Commencing June 1, 2007, however, the annual ground lease payment shall revert to 7% of the fair market value of the land. The ground lessor has indicated that the new ground lease payment will increase to $4,760 per month with annual CPI increases commencing June 1, 2007. As a result of the ground lease adjustment the property will generate an estimated monthly cash flow of $2,300.

While there will be enough cash flow to service the obligations of the property, the $370,000 loan underlying the first deed of trust matures on June 25th, 2007. We have requested an extension of the first trust, however, the lender is requiring a substantial pay down of approximately $100,000. We do not have the resources to comply with this condition. In light of the short term remaining on the ground lease and the maturity of the first trust deed on June 25th, 2007, we have very limited options. We are attempting to refinance the property but have been unsuccessful. There are no assurances that we will be able to refinance the property. Management has thoroughly reviewed the issues concerning this property and as a result had listed the property for sale with Voit Commercial Brokerage for $350,000, on September 30, 2006. We received no offers and the property is no longer listed.. We have impaired this property for $512,533 as of December 31, 2006. We face a potential liability in the lender foreclosing on the property, as well as deficiency claims on any remaining amounts under the loan.

Campus Drive Office Building

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660. This property was acquired in February 2003.

Subsequent to the reporting period, on April 10, 2007, we entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate (the “Purchase Agreement”) with Campus Drive, LLC, an unrelated third-party (the “Purchaser”), for the sale of the Campus Drive Office Building for $1,300,000.

We lease the land on which the office building sits. Secured Diversified Investment, Ltd, guaranteed the land lease obligations in 2003 when the property was acquired. The lease has a

55-year term that expires in June 30, 2034. The ground lease payment is currently $3,607 per month. In June 2009, the ground lease payment will adjust to 8% of the fair market value of the land through June 2019 and in June 2019 the lease will again adjust to 8% of the fair market value of the land through maturity.

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

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2006 or 2005.

Compliance with Environmental Laws

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

Employees

We currently have two total employees.

Item 2. Description of Property

Our Properties at December 31, 2006

Katella Center, Orange, California

We own a 100% interest in the Katella Center, a strip mall consisting of six retail rental units of various sizes totalling approximately 9,500 square feet, located at 632-650 E. Katella Avenue in Orange, California. The property is in fair condition. Currently, the building is subject to a first trust deed held by Val-Chris Investments with a principal balance of $370,000 and fixed interest rate of 11.5%. Our monthly payments on the loan are interest only. The loan matured on June 25, 2006, at which time the principal balance was due. The loan has been extended and the new maturity date is June 25th, 2007. The building was subject to a second trust deed held by Prime Time Auctions, Inc. with a principal balance of $25,000 and a fixed interest rate of 15%. The loan matured on January 1, 2006 and has been paid in full off. Prime Time Auctions, Inc. is a minority shareholder of our company.

As of December 31, 2006, the Katella Center generated monthly net cash flow of approximately $3,000. The property is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52-year term that expires in March 2017. The ground lease payment is currently $3,000 per month. Commencing June 1, 2007, the ground lease payment shall increase to $4,760 per month with annual CPI adjustments. The ground lease adjustment will decrease monthly cash flow to approximately $2,300 per month. Additionally, one of the tenants is behind with their rent, and a bad debt provision has been established.  The financial difficulties of this 10-KSB will impare cash flow. We may be required to find another tenant which may be difficult in the current environment.

The $370,000 loan underlying the first deed of trust matures on June 25th, 2007. We have requested an extension of the first trust, however, the lender is requiring a substantial pay down of approximately $100,000. We do not have the resources to comply with this condition. In light of the short term remaining on the ground lease and the maturity of the first trust deed on June 25th, 2007, we have very limited options. We are attempting to refinance the property but efforts as of this filing have been unsuccessful. There are no assurances that we will be able to refinance the property. Management has thoroughly reviewed the issues concerning this property and as a result had listed the property for sale with Voit Commercial Brokerage for $350,000, on

September 30, 2006. We received no offers and the property is no longer listed. We have impaired this property for $512,533 as of December 31, 2006. We face a potential liability in the lender foreclosing on the property, as well as deficiency claims on any remaining amounts under the loan.

In light of the impairment the aggregate undepreciated tax basis of the Katella Center for federal income tax purposes was $-0- as of December 31, 2006. Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years. The current real estate tax rate for the Katella Center is $.02247 per $100 of assessed value. Property taxes (including penalties) due for the Katella Center for the 2006 tax year are $5,644.  The April 10th, 2007 property tax installment is delinquent.

The property is managed by PSG Enterprises, an unrelated third party. PSG Enterprises charges us $750 per month in management fees. The property is adequately covered by insurance.

Campus Drive Office Building, Newport Beach, California

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). Wayne Sutterfield, our former director and current large shareholder, owns the remaining 46.2% membership interest in Diversified. The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660. The property is in good condition. The building is subject to a first trust deed held by Pacific Western Bank with a principal balance of $661,174 at December 31, 2006 and a yearly variable rate of interest currently at 8% and capped at 10.875%. Monthly payments of principal and interest are amortized over a period of 20 years and will mature on at February 2, 2013. There is no prepayment penalty after March 2, 2006. We have a $70,000 certificate of deposit with Pacific Western Bank to further secure the loan.

The building is also subject to a second deed of trust held by CGC Professional Bldg, the entity that sold us the building, with a principal balance of $110,000 and fixed interest rate of 8%. Our monthly payments on the loan are interest only. The loan matures on February 4, 2008, at which time the principal balance is due.

In addition, the building is subject to a third deed of trust held by Wayne Sutterfield, our former director, with a principal balance of $71,630 and fixed interest rate of 8%. Mr. Sutterfield receives an 8% preferential treatment on his investment. Our monthly payments on the loan are interest only. The loan matured on December 31, 2006. We are in default and have been so notified by Mr. Sutterfield. We are in dicusssion with Mr. Sutterfield to resolve a matter, if we are unable to sell the properties.

We also encumbered the property with a $67,000 note due to Mr. Sutterfield. This note was originally secured by the T-Rex property when it was acquired in 2003. The note called for interest only payments at 8% per annum. We made no payments and accrued all interest. The sale of the T-Rex property did not generate cash proceeds and we did not have sufficient liquidity to pay this note.

In order to complete the T-Rex property sale, Mr. Sutterfield agreed to forebear payment at the closing and extended the debt by securing it with the Campus Drive Office Building. The loan was originally set to mature August 16, 2006, but has been extended to February 16, 2007, at which time the principal balance and all accrued interest, approximately $25,003, was due. The loan remains unpaid and we are in default of this note.

We lease the land on which the office building sits. The lease has a 55-year term that expires in June 30, 2034. The ground lease payment is currently $3,608 per month. In June 2009, the ground lease payment will adjust to 8% of the fair market value of the land through June 2019 and in June 2019 the lease will again adjust to 8% of the fair market value of the land through maturity. Fair market value is determined as if the leased premises were vacant, unimproved and unencumbered and free from zoning restrictions so as to permit all uses permitted as of commencement date of lease. The lease contains options for two additional terms of ten years each. For each term the ground lease payment will adjust to 8% of the fair market value of the land. The ground lease adjustment may adversely affect the property.

The aggregate undepreciated tax basis of depreciable real property at the Campus Drive Office Building for federal income tax purposes was $1,033,624 as of December 31, 2006. Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years. The current real estate tax rate for the Campus Drive Office Building is $.02033 per $100 of assessed value. Property taxes due for the Campus Drive Office Building for the 2006 tax year are $8,676. There are also supplemental taxes due.  The property taxes are delinquent.

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

The current real estate tax rate for the Lincoln Drive property is unknown at this time. Property taxes due for the Lincoln Drive property for the 2006 tax year are $6,158. We are not responsible for the payment of taxes.

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

Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years, except component depreciation as permitted for tenant improvements, repairs and renovation costs. The current real estate tax rate for the Cactus Road property is unknown at this time. The property taxes for 2006 were $2,523.

Property Information

The following table sets forth the average annual occupancy rate and rent per square foot for our properties held as of April 17, 2007:

Property	Occupancy Rate	Average Rent/Sq. Ft.
The Katella Center*	100%	$1.34
Campus Drive Office Building	100%	$1.77
Lincoln Drive property	100%	$3.69
Cactus Road property	Vacant	N/A

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for our properties held as of April 17, 2007: *As of the filing a bad debt provision has been established with respect to one tenant.

Property	Year	Number of Leases Expiring	Total Square Footage of Expiring Leases	Total Annual Rental Covered by Expiring Leases	% of Gross Annual Rental
The Katella Center	2007 2008 2009 2010 2011	4 3 - - -	3,048 7,212 - - -	$50,715 $109,289 - -	27.2% 72.8% - - -
Campus Drive Office Building(1)	2007 2008 2009 2010 2011	3 1 - 1 -	1,889 1,306 - 3,463 -	$56,760 $31,200 - $77,616 -	30.9% 16.5% - 42.2% -
Lincoln Drive property	2007 2008 2009 2010 2011	1 - 2 - -	1,024 - 3,391 - -	$36,000 - $159,600 - -	18.4% - 81.6% - -
Cactus Road property	N/A	N/A	N/A	N/A	N/A

(1)
We have four month-to-month leases on the Campus Drive Office Building. These leases account for a total of 1,035 square feet, total annual rent in the amount of $49,500, and 26.9% of the gross annual rental for the property.

The following table sets forth those tenants at our properties, as of April 17, 2007 that occupied more than 10% of the rentable square footage at the respective properties, the square feet occupied, the average rent per square feet for such tenant.

Property	Tenants	Business	Sq. Ft. Rental (% of Total)	Rent/Sq. Ft.
The Katella Center	Strings by Judith Ted Nguyen Bloomers Cookies	Clothing mfg Remodelling Retail and Baking	4,445 / 46.0% 2,170 / 22.5% 1,262 / 13.1%	$1.30 $1.34 $1.37
Campus Drive Office Building	Borders & Associates Coast to Coast	Architects Copying Office	3,463 / 40.0% 1,306/ 15.1%	$1.97 $2.00
Lincoln Drive property	Joel D. Designs Fazoql Hague Showcase	Florists & Gift Shop Furniture Sales Furniture & Gift Shop	1,024 / 23.2% 1,472 / 33.3% 1,919 / 43.5%	$2.93 $4.96 $3.13
Cactus Road property	N/A	N/A	N/A	N/A

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

Alliance has deposited the funds with the court and has asked for a declaration of rights regarding the funds. On April 5, 2007, this matter was settled with all parties involved. Each of the parties involved will pay its prorata share of these costs.

On January 5, 2007, our company and Ms. Jan Wallace entered into a Confidential Settlement and General Release Agreement (the “Settlement Agreement”) with Mr. Clifford L. Strand to resolve litigation in the matters of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange, and William S. Biddle v. Secured Diversified Investment, Ltd. (case no. 06CC03959) in the Superior Court of California, County of Orange (the “Lawsuits”), as well as other claims involving Mr. Strand and our company as set forth in the Agreement.

With respect to the $267,000 that Alliance Title Company deposited with the Superior Court of California in the matter of Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129), we had previously entered into a settlement agreement with Mr. William S. Biddle, Mr. Gernot Trolf, and Nationwide Commercial Brokers, Inc. that provides an order of disbursement as follows: $45,000 to Mr. Biddle, $42,000 to Mr. Trolf, $33,803 to Nationwide, and $33,803 to our company. Pursuant to an order dated May 16, 2006, Alliance Title Company, Inc. received $22,395 for attorney fees in the interpleader action. This left a balance of $89,998 remaining with the Superior Court of California. The Settlement Agreement with Mr. Strand provides that a stipulation and order of disbursement will be filed on the remaining $89,998 as follows: $80,000 to Mr. Strand and $9,998 to our company.

In addition to the above disbursement, the Settlement Agreement provides for a mutual release of claims, forbearance of prosecution, and dismissal of the Lawsuits with prejudice. Mr. Strand expressly waived any and all rights he may have had in connection with reemployment with our company, and agreed to refrain from pursuing complaints against our company and our officers and directors in any court or government agency.

Further under the Settlement Agreement, Mr. Strand granted an irrevocable proxy in connection with any shares of stock beneficially owned by him.

Item 4. Submission of Matters to a Vote of Security Holders

On October 27, 2006, holders of a majority of the outstanding shares of voting captial stock executed a written stockholder consent approving an amendment of our Articles of Incorporation to increase our total authorized capital stock from 7,500,000 shares to 102,500,000 shares in connection with an increase in our authorized common stock from 5,000,000 shares to 100,000,000 shares. The amendment did not effect a change to our 2,500,000 shares of authorized preferred stock.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SDVFE”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.1495	0.02
June 30, 2006	0.03	0.03
September 30, 2006	0.03	0
December 31, 2006	0.15	0

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.45	0.30
June 30, 2005	0.30	0.25
September 30, 2005	0.25	0.25
December 31, 2005	0.25	0.05

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the

NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 17, 2007, we had approximately 436 holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	0	0	1,000,000
Equity compensation plans not approved by security holders	400,000	$0.50-$2.00	0
Total	400,000	$0.50-$2.00	1,000,000

On March 8, 2006, our Board of Directors adopted the 2006 Stock Option Plan of Secured Diversified Investment, Ltd (the “2006 Plan”). The 2006 plan authorizes the grant of stock options during any 12 month period that does not exceed the greater of: (1) $1 million, (2) 15% of our total assets, or (3) 15% of our issued and outstanding common stock of the company. No options have been issued under the 2006 Plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended December 31, 2006 and 2005

Results of Operations

Comparison of years ended December 31, 2006 and 2005.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $336,945 for the fiscal year ended December 31, 2006, compared with net income of $549,205 for the same period ended December 31, 2005.

Additionally, we discontinuted operations of our mortage lending subsidiary. We record a loss from discontinued operations $153,672 for the fiscal year ended Decebmer 31, 2006, compared to a gain on discontinued operations of $342,647 for the fiscal year ended December 31, 2005.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $1,581,303 to $850,600 for the fiscal year ended December 31, 2006, compared to $2,431,903 for the fiscal year ended December 31, 2005. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the fiscal year ended December 31, 2006 was $42,583 compared to

$43,950 in depreciation expense for the fiscal year ended December 31, 2005. The depreciation was attributable primarily to the Katella Business Center and 5030 Campus Drive.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $137,921 for the fiscal year ended December 31, 2006 compared to $193,894 for the fiscal year ended December 31, 2005. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Katella Business Center and 5030 Campus Drive properties. After recognizing an impairment of $214,977 with respect to Katella Center in 2005, we recognized an additional impairment in the amount of $248,137 at December 31, 2006.

Net Income (Loss) We reported a net loss of $(740,202) or $(0.04) per share for the fiscal year ended December 31, 2006 compared to a net income of $793,828 or $0.05 per share for the fiscal year ended December 31, 2005. Net loss from continuing operations was $586,530 or $(0.03) per share for the fiscal year ended December 31, 2006 compared to net income of $451,182 or $0.03 per share for the fiscal year ended December 31, 2005. Discontinued operations accounted for a loss of ($153,672) or ($0.00) for the fiscal year ended December 31, 2006. The net income from disposal of discontinued operations was $342,646, or $0.02 per share for the fiscal year ended December 31, 2005. The net income in 2005 was attributable to the sale of properties and subsidiaries.

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

At December 31, 2006, we had $12,885 of cash and cash equivalents as compared to $1,230,404 of cash and cash equivalents at December 31, 2005 to meet our immediate short-term liquidity requirements. As noted earlier in this report, we have been unsuccessful in pursing revenues with our investment properties the majority of these properties were acquired in an asset purchase from Seashore Investment Company, Inc. a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and or were assets that underperformed. These properties were incapable of generating sufficent revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. The difference in our cash position from December 31, 2006 to December 31, 2005 is a result of cash infused from sale of the Cannery in 2005 without an equivelent sale in 2006. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances prior to and during the reporting period. At the date of this annual report, our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $(883,350) for the fiscal year ended December 31, 2006 comparable to net cash used by operating activities of $(1,568,281) for the fiscal year ended December 31, 2005.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $(199,426) for the fiscal year ended December 31, 2006 compared to net cash provided by investing activities in the amount of $2,984,167 for the fiscal year ended December 31, 2005.

Cash Flows from Financing Activities

Cash used in financing activities amounted to $(134,743) for the fiscal year ended December 31, 2006 compared to $(220,916) for the fiscal year ended December 31, 2005.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

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

Going Concern

At December 31, 2006, the Company had an accumulated deficit of $8,735,061, reported net loss of $740,202, and reported cash of only $12,885. The Company does not have adequate cash reserves to pay its existing obligations and does will not appear able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. The assets that sufficiently produced cash to service their obligations, such as Decatur Center, Spencer Springs and the Cannery West, did not generate sufficient cash to support the Company’s overhead, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost debt and ground leases. The Company significantly reduced overhead and rolled backed its stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets — an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R was for annual periods beginning after June 15, 2005. After assessing the potential negative impact of the provisions of SFAS No. 123R on the consolidated financial statements in fiscal year 2006, it was decided to minimize exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, all outstanding unvested options were accelerated so as to be fully vested as of such date (see Note 9 to the Consolidated Financial Statements).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of December 31, 2006

F-3	Statements of Operations - Years Ended December 31, 2006 and December 31, 2005

F-4	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006 and December 31, 2005

F-5	Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005

F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Secured Diversified Investment, Ltd.

We have audited the accompanying consolidated balance sheet of Secured Diversified Investment, Ltd. (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with US generally accepted accounting principles.

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

KABANI & COMPANY, INC.
Los Angeles, California
May 16, 2007

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
December 31, 2006

ASSETS

Properties, net of accumulated depreciation of $167,298	$1,531,661
Cash and cash equivalents	12,885
Prepaid expenses	10,907
Restricted cash	72,288
Net assets held for sale	23,544
Total Assets	$1,651,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable	$1,141,174
Mortgages payable, related parties	138,630
Notes payable, related parties	3,275
Interest payable	39,433
Payroll liabilities	3,465
Accounts payable, accrued expenses and other liabilities	145,861
Total Liabilities	1,471,838

Commitments & contingencies	-

Minority Interest	89,870

STOCKHOLDERS' EQUITY
Series A Preferred Stock, 375,000 shares authorized, $0.01 par value, 355,978 issued & outstanding	3,559
Series B Preferred Stock, 1,000,000 shares authorized, $0.01 par value, 8,044 issued & outstanding	80
Series C Preferred Stock, 1,125,000 shares authorized, $0.01 par value, none outstanding	-
Common Stock, 100,000,000 shares authorized, $0.001 par value, 2,896,820 issued and outstanding	2,897
Paid In Capital	8,812,272
Unissued Shares	5,830
Accumulated Deficit	(8,735,061)
Total Stockholders' equity	89,577
Total Liabilities & Stockholders' equity	$1,651,285

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
REVENUES
Rental income	$336,945	$549,205

OPERATING EXPENSES
Litigation expense	-	60,000
Impairment loss	248,137	214,977
General and administrative costs	850,600	2,431,903
Total operating expenses	1,098,737	2,706,880

Operating loss	(761,792)	(2,157,675)

Other Income and Losses
Interest expense	(137,921)	(193,894)
Interest income	574	28,846
Gain on disposal of equity investment	33,803	1,634,238
Gain on equity investment	-	104,838
Gain on sale of real estate	-	339,873
Loss on sale of note	-	(7,500)
Minority interest	25,254	36,070
Debt forgiveness	268,768	-
Other income	(15,216)	666,385
Total other income (losses)	175,262	2,608,856

Net income (loss) from continuing operations	(586,530)	451,181

Discontinued operations:
Loss from discontinued operations including gain (loss) on disposal of subsidiary	(153,672)	342,647

Net income (loss)	$(740,202)	$793,828

Net income (loss) per share, continuing operations	$(0.35)	$0.59
Net income (loss) per share, discontinued operations	$(0.09)	$0.45
Basic earnings (loss) per common share	$(0.44)	$1.04
Basic weighted average number of shares of common stock outstanding	1,697,249	765,278

Diluted earnings (loss) per common shares	$(0.44)	$0.68
*Diluted weighted average number of shares of common stock outstanding	1,697,249	1,162,280

*Basic & diluted weighted average number of shares are same for the year ended December 31, 2006 due to its anti-dilutive nature

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Stockholder Equity (Deficit)
For the year ended December 31, 2006

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid in	Unissued	Prepaid	Accumulated	Shareholders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Shares	Consulting	Deficit	(Deficit)
Balance, December 31, 2004	353,918	$3,539	8,044	$80	12,500	$125	750,849	$751	$8,462,836		$(140,000)	$(8,788,687)	$(461,356)

Adjustment to share capital	-	-	-	-	-	-	-	8	(8)	-	-	-	-
Prepaid consulting	-	-	-	-	-	-	-	-	-	-	140,000	-	140,000
Shares issued for debt settlement	-	-	-	-	-	-	2,195	2	10,974	-	-	-	10,976
Shares issued for services	-	-	-	-	-	-	28,625	29	143,096	-	-	-	143,125
Shares to be issued for services	-	-	-	-	-	-	-	-	-	125,000	-	-	125,000
Shares issued for real estate settlement	-	-	-	-	-	-	938	1	18,749	-	-	-	18,766
Shares issued for real estate settlement	1,563	16	-	-	-	-	-	-	31,233	-	-	-	31,233
Shares cancelled	-	-	-	-	-	-	(1,250)	(1)	(36,749)	-	-	-	(36,750)
Shares cancelled	-	-	-	-	-	-	(12,500)	(13)	(5,003)	-	-	-	(5,000)
Options issued to directors	-	-	-	-	-	-	-	-	31,251	-	-	-	31,251
Warrants issued to President	-	-	-	-	-	-	-	-	15,663	-	-	-	15,663
Net income	-	-	-	-	-	-	-	-	-	-	-	793,828	793,828
Balance, December 31, 2005	355,480	3,555	8,044	80	12,500	125	768,857	777	8,672,041	125,000	-	(7,994,859)	806,735

Shares issued for services, previously unissued	6,250	63	-	-	-	-	-	-	124,937	(125,000)	-	-	-
Shares cancelled - Common stock	-	-	-	-	-	-	(2,037)	(2)	(11,248)	-	-	-	(11,250)
Shares cancelled - Preferred stock	-	-	-	-	(12,500)	(125)	-	-	(367,375)	-	-	-	(367,500)
Shares issued for conversion of Series C preferred stock	-	-	-	-	-	-	750,000	750	366,750	-	-	-	367,500
Shares to be issued for fractional shares adjustment	(5,752)	(58)	-	-	-	-	-	(8)	(5,694)	5,830	-	-	70
Shares issued to officers	-	-	-	-	-	-	600,000	600	17,400	-	-	-	18,000
Shares issued for consulting services	-	-	-	-	-	-	400,000	400	11,600	-	-	-	12,000
Shares issued to adjust for anti-dilution	-	-	-	-	-	-	380,000	380	(380)	-	-	-	-
Stock options expense	-	-	-	-	-	-	-	-	4,240	-	-	-	4,240
Net loss	-	-	-	-	-	-	-	-	-	-	-	(740,202)	(740,202)
Balance, December 31, 3006	355,978	$3,559	8,044	$80	-	$-	2,896,820	$2,897	$8,812,272	$5,830	$-	$(8,735,061)	$89,577

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(740,202)	$793,827
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	42,583	43,950
Minority interest	(25,254)	(36,070)
Impairment of real estate	248,137	214,977
Gain on equity investment	-	(104,837)
Gain on disposal of equity investment	(33,803)	(1,634,238)
(Gain) Loss on disposal of subsidiary	153,672	(342,646)
Loss on sale of note receivable	-	7,500
Gain on sale of real estate	-	(339,873)
Stocks issued for services	12,000	143,125
Shares issued for real estate settlement	-	49,999
Shares issued officers	18,000	-
Shares cancelled	(11,250)	(41,750)
Options granted	4,240	31,251
Warrants granted	-	15,663
Forgiveness of debt	(268,768)	(658,950)
Prepaid consulting	-	140,000
Unissued shares for real estate services	-	125,000
Increase (decrease) in assets and liabilities
Receivables	-	(163,161)
Prepaid expenses	(1,133)	3,708
Other assets	16,961	(216,881)
Accrued interest added to notes payable	15,042	27,513
Accounts payable and accrued expenses	(316,034)	259,109
Payroll liabilities	2,459	114,503
Net cash used by operating activities	(883,350)	(1,568,281)

Cash flow from investing activities:
Collection of notes receivable	-	71,000
Proceeds from sale of subsidiary, net of cash	-	639,357
Proceeds from (payment of) equipment and tenant improvements	-	1,000
Investment in real estate	(200,000)	-
Increase in restricted cash	574	-
Decrease in restricted cash	-	403,767
Proceeds from sale of real estate	-	1,869,044
Net cash (used in) provided by investing activities	(199,426)	2,984,168

Cash flows from financing activities:
Proceeds from line of credit	-	144,940
Payment of line of credit	-	(396,920)
Cash advanced to discontinued entity	(122,215)
Proceeds from notes receivable	32,277	(9,907.00)
Payment of mortgage payable	(19,805)	(246,310)
Payment of mortgage payable - related party	(25,000)	(60,000)
Proceeds on notes payable - related party	-	358,811
Payments on notes payable - related party	-	(2,526)
Proceeds from notes payable	-	(9,004)
Net cash used in financing activities	(134,743)	(220,916)

Net increase (decrease) in cash & cash equivalents	(1,217,519)	1,194,971

Cash & cash equivalents, beginning period	1,230,404	35,433

Cash & cash equivalents, end of period	$12,885	$1,230,404

Supplemental disclosures:
Cash paid for interest	$104,592	$144,134
Cash paid for income tax	$800	$800
Non-cash investing and financing activities:
Shares issued for debt	$-	$10,976

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

Going concern:
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,735,061 as of December 31, 2006. The Company reported net loss of $740,202 at December 31, 2006. Additionally, the Company reported cash of only $12,885 at December 31, 2006. The Company does not have adequate cash reserves to pay its existing obligations and does not appear to be able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties. The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases. The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Nature of Operations

The Company was incorporated under the laws of the state of Utah on November 22, 1978. On July 23, 2002, the shareholders approved a change in domicile from Utah to Nevada. In accordance with Nevada corporate law, a change of domicile is effected by merging the foreign corporation with and into

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At December 31, 2006 and 2005, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

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

In November of 2003, the Company adopted the 2003 Employee Stock Incentive Plan and the 2003 Non-Employee Director Stock Incentive Plan, (collectively the “2003 Plans”). The 2003 Plans authorized the

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members our Board of Directors and also provides for ongoing automatic grants of stock options to non-employee directors. Effective April 1, 2005, the 2003 Employee Plan had been eliminated. The officers rescinded their employment agreements thereby forgiving and rescinding their respective grant of options under the 2003 Employee Plan. The options were part of the 2003 employment agreements (see Footnote 12 Commitments and Contingencies Officer Employment Agreements). The former officers of the Company were collectively granted a total of $2,500,000 shares of which 1,250,000 were vested at December 31, 2004. The Company recorded the expense of the vested options at that date. However, a majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resigning from the board or the options would expire and automatically cancel. All grants of stock options have expired and thus cancelled. There are no outstanding stock options as of December 31, 2006.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

square feet of land. The Company’s interest was purchased from Ms Jan Wallace, an officer and director of the Company. The property will be used to house the Company’s headquarters. The Company is not responsible for any of the expenses and does not share in the revenue stream associated with these properties.

During the years ended December 31, 2006 and 2005, all of the Companies properties are located in California except for the investment properties which are located in Arizona. Properties in Arizona does not contribute to the income or expense stream of the Company.

Recent accounting pronouncements. In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain items in the accompanied financial statements are reclassified for comparative purpose.

NOTE 4 - Property and Equipment

The Company acquires income-producing real estate assets in the normal course of business. During 2005, the Company sold a shopping center and vacant lot in Dickinson, North Dakota and a shopping center in Las Vegas, Nevada.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

		Estimated Life
Buildings and improvements	$1,648,037	39 years
Less accumulated depreciation	(116,376)
	$1,531,661

Depreciation expense at December 31, 2006 and 2005 was $42,583 and $43,950, respectively. No interest was capitalized in either period.

During 2003, the Company acquired the T-Rex Plaza Mall and recognized an impairment loss of $448,000, representing the entire basis of the property, because the Company does not anticipate any future cash flows from existing leases. The impairment was included in “Other income (loss)” in the financial statements for the year ended December 31, 2003. On November 9, 2005, the Company sold the T-Rex Plaza Mall, Dickinson North Dakota, to an unrelated third party for total consideration of $274,840 which entailed $50,000 in cash and assumption of the underlying debt in the amount of $224,840. The Company was also released from the land lease obligation totaling $14,401 per month and the payment of property taxes in the amount of $27,834, including penalties, of which $10,039 was delinquent. The Company recorded a gain in the amount of $276,173. A commission of $5,000 was paid to Nationwide Commercial Brokers, Inc, a former subsidiary of the Company. The sale of the property netted no cash.

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

During 2003, the Company acquired the Katella Business Center. The property is encumbered by a first trust deed in the amount of $370,000 bearing an interest rate of 11.5% per annum maturing June 25, 2007, and a second trust deed in the amount of $25,000 bearing an interest rate of 15% per annum. The second trust deed was paid off on January 19, 2006. In 2005, the Company recognized an impairment loss of $214,977, representing 45% of the property’s basis. The impairment was included in “Operating Expenses” in the financial statements for the year ended December 31, 2005. During 2006, the Company recognized an additional impairment loss of $248,137. In June 2007 the ground lease payment will increase to $4,760 per month with annual CPI increases, resulting in reduced cash flow of $2,300 per month. As a result of the impairments in 2005 and 2006 Katella Business Center is 100% impaired as of December 31, 2006.

NOTE 5 - Related Party Transactions

Seashore Diversified Investment Company (SDIC). Certain of the Company’s directors and officers were also directors and officers of SDIC and continue to be major shareholders of SDIC. During 2004, 2003 and 2002, SDIC advanced monies to the Company, of which $55,000 bearing interest at 9% is evidence by a note. The advance has matured and is due on demand. At December 31, 2005, the outstanding advances totaled $162,143 with $38,143 in accrued interest. However, while the Company has recorded the liability and accrued interest, it is not evidence by a written instrument. Further, SDIC, whose president and major shareholders were former officers and directors of the Company agreed and

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

acknowledge the forgiveness of all but $35,000 of the advances and accrued interest. This forgiveness was verbally granted in 2004 and again in 2005 and acknowledged in a letter dated December 13, 2005. However, in the same letter, SDIC retracted its forgiveness. SDIC has not confirmed the debt or provide the required documentation. As of December 31, 2006 the Company recognized debt forgiveness of $200,285.

Robert Leonard. In July 2005, the Company sold its entire interest in Nationwide Commercial Brokers, Inc. (“NCB”) to Robert J. Leonard, a large shareholder of the Company for $50,000. Prior to the sale, NCB had borrowed $20,000, due on demand, from Mr. Leonard during 2005 and 2004. The Company realized a loss of $21,352 from discontinued operations and a gain of $75,382 on the disposal of the subsidiary. On November 1, 2005, the Company relocated its offices to 5030 Campus Drive, Newport Beach, California, which is owned by the Company’s subsidiary, DCB. NCB assumed the Company’s former offices at 4940 Campus Drive indemnifying and holding the Company harmless from any and all claims, demands, causes of action, losses, costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damages of any kind or nature whatsoever that the Company may sustain by reason of NCB’s breach or non-fulfillment (whether by action or inaction), at any time. NCB breached the subject agreement with the Company.

Sutterfield Family Trust and C. Wayne Sutterfield (Sutterfield). At December 31, 2005, the Company owed Sutterfield, a former director and shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17 2007, and December 31, 2006, respectively. The Company is in default on the $71,630 note and subsequently on the other note of $67,000. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield in 2006 and 2005 totaled $14,034.40 and $22,177, respectively. There is also $25,003 in accrued interest payable. The Company retains the right to acquire all his interests in DCB. Pursuant to the operating agreement, the Company is responsible for any all cash flow deficiencies.

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

Prime Time Auctions, Inc (Prime Time). Prime Time is a shareholder of the Company. To date there is one outstanding loan due Prime Time totaling $25,000 which bears interest at 15%, secured by the Katella Business Center and maturing January 1, 2006. The note was repaid in full including all accrued interest and late fees on January 19, 2006.

On October 23, 2006, the Company issued 400,000 bonus shares to its Chief Executive Officer and 200,000 bonus shares to its Chief Financial Officer. These shares were recorded at the fair market value close to the date of issuance and charged to operations.

 NOTE 6 - Mortgages Payable

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus
661,174
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	$1,141,174

Interest expense on the Mortgages payable amounted to $104,592 and $138,963 for the year ended December 31, 2006 and 2005, respectively.

NOTE 7 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2007, secured by 5030 Campus Drive	$67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Total mortgages payable- related parties	$138,630

Interest expense on the Mortgages payable - related parties amounted to $31,441 and $38,521 for the year ended December 31, 2006 and 2005, respectively. The Company is in default on both the notes as of December 31, 2006.

NOTE 8 - Stockholders’ Equity

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

All the issued and outstanding shares have been retroactively restated for the effect of the reverse stock split of 20:1.

During the year ended December 31, 2006 and 2005, the Company had the following equity transaction:

On February 2, 2006, Iomega converted its 250,000 shares of Series C Preferred Stock for 15,000,000 shares of the Company’s common stock. The shares were converted at a price of $0.05 per share.

On October 23, 2006, the Company issued 400,000 bonus shares to its Chief Executive Officer and 200,000 bonus shares to its Chief Financial Officer. These shares were recorded at the fair market value close to the date of issuance and charged to operations.

On October 24, 2006, the Company issued 400,000 shares for consulting services. These shares were issued at the fair market value close to the date of issuance and charged to operations.

On May 17, 2005, the Company issued 938 shares of restricted common stock and 1,563 shares of Preferred Series A preferred stock for previously transacted real estate. The Series A and common shares were issued at a price of $0.05 per share.

On May 23, 2005, the Company issued 1250 restricted shares of common stock for public relations services. The shares were issued at market price of $0.013 per share.

On June 7, 2005, the Company issued 2,195 restricted shares of common stock for debt repayment. The shares were issued at market price of $0.013 per share.

On June 7, 2005, the Company issued 4,625 restricted shares of common stock for various real estate services. The shares were issued at market price of $0.013 per share.

On June 7, 2005 the Company issued 22,250 shares of restricted stock for consulting and public relation services. The shares were issued at market price of $0.013 per share.

On June 7, 2005, the Company issued 500 restricted shares of common stock for web design and internet services. The shares were issued at market price of $0.013 per share.

On September 9, 2005, the Chief Financial Officer returned 12,500 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled October 11, 2005.

On December 22, 2005, the Chief Executive Officer and President returned 1,250 shares of common stock to the Company for cancellation and return to unissued and authorized shares. The shares were cancelled January 14, 2006.

NOTE 9 - Stock Incentive Plans

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

The 2003 Director Plan has also been eliminated in 2006. However, a majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resignation or the options would expire and automatically cancel. At December 31, 2006, all grants of stock options have expired and been cancelled.

NOTE 10 - Warrants

At December 31, 2006, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

	Warrants Outstanding	Aggregate Intrinsic Value
Outstanding at December 31, 2005	400,000	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2006	400,000	$-

Following is a summary of the status of warrants outstanding at December 31, 2006:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	3.25 years	$ 1.25	75,000	$1.25

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

At December 31, 2005, the Company recorded an expense of $15,663.

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 5 years and expected volatility of 100%.

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

As of December 31, 2006, the following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Agregate Intrinsic Value
Outstanding at December 31, 2005	-	$-	$-
Granted	7,500	$0.01	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	(7,500)
Outstanding at December 31, 2006	-	$-	$-

As of December 31, 2006 the Company recorded $4,240 in stock options expense.

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 0.6 years and expected volatility of 100%.

NOTE 11 - Loss Per Share

Following is a reconciliation of net income (loss) and weighted average number of shares outstanding, in the computation of income (loss) per share for the years ended December 31, 2006 and 2005.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

	2006	2005
Net income (loss)	$(740,202)	$793,828
Less preferred stock dividends	-	-

Net income (loss) available to common shareholders	$(740,202)	$793,828

Basic weighted average shares outstanding	1,697,249	765,278
Dilutive potential common shares	-	397,000
Diluted weighted average shares outstanding	1,697,249	1,162,278

Basic weighted net income (loss) per share	$(0.44)	$1.04
Basic and diluted net income (loss) per share	$(0.44)	$0.68

Potential common shares excluded from diluted weighted average shares outstanding because of their anti-dilutive nature:
Convertible Series A, B and C preferred stock and warrants granted, not yet exercised	620,000	20,000
	620,000	20,000

NOTE 12 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2007	92,472	67,000	370,000	21,000	550,472
2008	92,472	-	110,000	-	202,472
2009	92,472	-	22,764	-	115,236
2010	92,472	-	22,764	-	115,236
2011	92,472	-	22,764	-	115,236
	$369,888	$67,000	$525,528	$21,000	$983,416

The lease expenses were $79,290 and $222,657 for the year ended December 31, 2006 and 2005, respectively.

On November 1, 2005, the Company relocated its offices to 5030 Campus Drive, Newport Beach, California. 5030 Campus is owned by the Company’s subsidiary, Diversified Commercial Brokers. Nationwide Commercial Brokers, a former subsidiary of the Company owned by Robert Leonard a major shareholder of the Company, assumed the Company’s former offices at 4940 Campus Drive and

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

indemnify and hold the Company harmless from any and all claims, demands, causes of action, losses, costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damages of any kind or nature whatsoever that the Company may sustain by reason of Nationwide Commercial Brokers’ breach or non-fulfillment (whether by action or inaction), at any time. Nationwide has breached the agreement.

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

Unpaid taxes. The Company has not paid approximately $19,909 in property taxes and penalties on 5030 Campus Drive. These amounts are currently delinquent. At December 31, 2006, the Company had $3,465 in unpaid payroll tax liabilities. These payroll tax liabilities have been paid subsequent to December 31, 2006.

NOTE 13 - Litigation

On January 11, 2005, the Company terminated the employment of Luis Leon, formerly the Chief Executive Officer of the Company. On April 6, 2005, Luis Leon filed a complain against the Company in the Superior Court of California, County of Orange, alleging causes of action for breach of contract, promissory estoppels, intentional misrepresentation, violations of the California Labor Code. The Complaint seeks damages in an amount including $116,359 of unpaid salary, $16,667 for one month unpaid vacation time, $5,548.27 for unpaid insurance benefits through August 15, 2005, reimbursable expenses of $288 plus a statutory penalty of $16,666. Mr. Leon also seeks a grant of options to purchase 250,000 of Company Common Stock. On April 7, 2006, the Company settled its litigation with former CEO Luis Leon. The matter was settled for $65,000 and a grant of options for 7,500 shares at a strike price of $0.01 per share. Each party will be responsible for its respective legal costs. The Company recorded stock options expense of $4,240 during the year ended December 31, 2006.

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

This matter was dismissed by Alliance Title Company in open court in February 2007.

The Company received $33,803 as its share out of the funds and recognized as gain on equity

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

investment as of December 31, 2006.

On January 20, 2006, Clifford L. Strand, William S. Biddle, Gernot Trolf, our former management, and Nationwide Commercial Brokers, Inc., our former subsidiary (collectively, “Plaintiffs”), filed a complaint in the matter of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange. The complaint contains causes of action for fraud and misrepresentation, negligent misrepresentation, breach of contract, breach of the covenant of good faith and fair dealing, conversion, common counts, money had and received, and declaratory relief. These allegations arise out of the hold over of funds at issue in Alliance Title Company, Inc. v. Secured Diversified Investment, Ltd. (case no. 06CC02129), described above. To date, however, the matters have not been consolidated. The Company has set aside $177,000 in contingent liabilities as potential payout and settlement to these officers. As of December 31, 2006 the Company paid $45,000 to William S. Biddle and $42,000 to Gernot Trolf.

This matter has been settled as of April 5, 2007 (See note 20 for details)

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

For the year ended December 31, 2005, the property generated total revenues of $748,898 and a net operating loss of $806,807 attributable to a sales commission of $540,000 and a loan prepayment penalty of $300,518 upon sale of the property. The sale of the property generated a gain of $3,204,388. The Company’s 51% of gain on sale totaled $1,634,238, which is included in other income and losses in the accompanying consolidated statements of operations. The Company recorded a gain on equity investment of $104,837 and netted $1,831,361 in cash.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

During 2006 the Company established a new wholly owned subsidiary, Secured Lending, LLC, to engage in mortgage banking activities in the state of Arizona. The new subsidiary was incorporated on June 15th, 2006 and it began funding loans in July. However, Secured Lending was not able to sustain its mortgage banking activities and these relationships were mutually terminated. The Company discontinued its mortgage banking activity at December 31, 2006. The Company recognized a loss of $153,672 as a result of discontinued operations and recorded net assets held for sale of $23,544.

Note 16 - Note Receivable

In 2005, the Company accepted payment of $42,500 on an original note in the amount of $50,000 secured by a second trust deed on a commercial property located in Alexandria, Minnesota. The Company recorded a loss of $7,500 on the short payment.

The Company was a holder of a promissory note secured by a first mortgage deed on a single family residence in the amount of $33,798. The Company sold the note to an unrelated party in March 2005 for $28,000. The loss of $5,798 was included in loss on sale of notes in the accompanying financial statements as of December 31, 2005.

NOTE 17 - Notes Payable

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

On December 2, 2005, the Company sold the Cannery West Shopping Center, Las Vegas, Nevada. The sale of the property results in the pay off of a $4,019,672 note bearing an interest rate of 7.52 percent per annum secured by a first trust deed. The payoff of the note resulted in a prepayment penalty of $300,518. The sale also resulted in the payoff of a $50,000 note bearing an interest rate of 18 percent per annum to the Sutterfield Family Trust of which the trustee Wayne Sutterfield is a shareholder and former director.

Note 18 - Forgiveness of Debt

During 2003, the Company executed employment agreements with its officers that extend through 2006. On May 11, 2005 and effective April 1, 2005, the officers have rescinded their employment agreements

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

and forgiven the entire amount of their accrued salaries. The accrued salaries forgiven totaled $658,950:
The forgiveness of the accrued salaries also resulted in the reversal of $56,672 in accrued payroll tax expense.

During 2006 the Company recorded debt forgiveness of $268,768 against reversal of various old debts which passed statute of limitations.

Note 19 - Income Taxes

No provision was made for Federal income tax for the year ended December 31, 2006 and 2005, since the Company had significant net operating loss. For the year ended December 31, 2006, the Company incurred net loss carry forward for tax purposes of $2,990,000. However, for the year ended December 31, 2005 the Company incurred net loss carry forward for tax purposes of approximately $2,498,000. The net operating losses carry forwards may be used to reduce taxable income through the year 2025. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2006 is approximately $2,050,258. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	December 31, 2006	December 31, 2005
Deferred tax asset
Net operating losses	$2,050,258	$1,710 000
Less: valuation allowance	(2,050,258)	(1,710,000)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005

Tax expense (credit) at statutory rate-federal	(34) %	(34) %
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	2006	2005
Current tax expense:
Federal	$-	$-
State	800	800
Total Current	$800	$800

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

Deferred tax credit:
Federal	$153,000	$313,000
State	44,000	89,000
Total deferred	$197,000	$402,000
Less: valuation allowance	(197,000)	(402,000)
Net Deferred tax credit	-	-
Tax expense	$800	$800

Note 20 - Subsequent Events

On February 17, 2006, the $67,000 note, secured by 5030 Campus Drive, payable to the Sutterfield Family Trust (Wayne Sutterfield) matured. The note is in default.

On April 29, 2007, the Company’s subsidiary Diversified Commercial Brokers, LLC, opened escrow to sell the office building located at 5030 Campus Drive, Newport Beach, California. The sales price is $1,300,000.

On January 5, 2007, the Company entered into a Confidential Settlement and General Release Agreement (the “Settlement Agreement”) with Mr. Clifford L. Strand to resolve litigation in the matters of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange, as well as other claims involving Mr. Strand and our company as set forth in the Agreement. The Settlement Agreement with Mr. Strand provides that a stipulation and order of disbursement will be filed on the remaining $89,998 as follows: $80,000 to Mr. Strand and $9,998 to our company. In addition, Mr. Strand expressly waived any and all rights he may have had in connection with reemployment with our company, and agreed to refrain from pursuing complaints against our company and our officers and directors in any court or government agency. Further, Mr. Strand granted an irrevocable proxy in connection with any shares of stock beneficially owned by him.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Jan Wallace	52	Chief Executive Officer, President, and Director
Munjit Johal	51	Chief Financial Officer
Peter Richman	40	Director
Jay Kister	32	Director

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

Munjit Johal. Mr. Johal is our Chief Financial Officer. Mr. Johal has broad experience in accounting, finance and management in the public sector. Mr. Johal also serves as the Chief Financial Officer for Makeup.Com Limited, and Davi Skin, Inc. Since 1998, Mr. Johal has served as the Chief Financial Officer for Dippy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr. Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jan Wallace Chief Executive Officer, President, Director	0	0	0
Munjit Johal Chief Financial Officer	0	0	0
Peter Richman Director	0	0	0
Patrick McNiven Former Director	0	0	0
Jay Kister Director	0	0	0

Code of Ethics Disclosure

As of December 31, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

We have begun the process of drafting a code of ethics which will be filed with the Security and Exchange Commission upon its adoption by the board of directors.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jan Wallace (1) President & CEO	2006 2005	180,000 8,641	- -	600,000 -	- -	- -	- -	- -	60000 8,641
Munjit Johal CFO	2006 2005	84,000 79,000	- -	200,000	- -	- -	- -	- -	30000 79,000

Narrative Disclosure to the Summary Compensation Table

In April 2005, we entered into a Consulting Agreement with Wallace Black Financial & Investment Services (“WB”) to provide consulting services to us. Jan Wallace, our Chief Executive Officer, is a principal of WB. The Consulting Agreement provides for payment of $10,000 per month, the issuances of 400,000 shares of 144 restricted shares of common stock and 400,000 warrants exercisable at a price range from $0.50 to $2.00 for five (5) years from the date the contract is executed. Of the common shares issued to Wallace Black, only 200,000 shares were placed in Ms. Wallace’s name and the remaining 200,000 shares were issued to Ms. Black. The warrants to purchase 400,000 shares remain held in WB, in which Ms. Wallace holds indirect beneficial ownership. Additionally, Ms. Wallace was to be granted shares having a fair market value of $22,500 for each full month of service. In December 2005, we renegotiated the agreement with Ms. Wallace, who agreed accept the unpaid portion in cash through August 31, 2005, amounting to $112,500 and reduce her compensation to $8,500 per month through December 31, 2005. Ms Wallace also agreed to cancel shares issued for each month of service. Ms Wallace had received 45,000 shares that she returned to our corporate treasury.

In April 2005, we entered into an employment agreement with our Chief Financial Officer, Munjit Johal. As provided in the employment agreement, Mr. Johal is paid a base salary of $84,000. Mr. Johal received $79,000 in salary for the fiscal year ended December 31, 2005 and $84,000 in salary for the fiscal year ended December 31, 2006. Mr. Johal’s employment agreement expired April 2007. Salary paid is recorded in the summary compensation table above in the column titled “Salary.”

As performance based bonuses in connection with their service to our company, the board of directors in 2006 issued to Ms. Wallace 400,000 shares of our common stock and 200,000 shares of our common stock to Mr. Johal as a stock award. The aggregate value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Stock Awards.”

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jan Wallace	400,000	-	-	$0.50-$2,00	3/10/2010	-	-	-	-
Munjit Johal (1)	-	-	-	-	-	-	-	-	-

(1)
Effective April 1, 2005, Mr. Johal agreed to rescind his 250,000 shares of common stock and options to purchase 500,000 shares of common stock provided under his December 31, 2003 employment agreement and return his share certificates to our corporate treasury. Mr. Johal returned his share certificate to our corporate treasury.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jan Wallace	-	-	-	-	-	-	-
Peter Richman	-	-	-	-	-	-	-
Patrick McNiven (1)	-	-	-	-	-	-	-
Jay Kister	-	-	-	-	-	-	-

(1)	Mr. McNevin resigned as a member of our board of directors on April 30, 2006.

Narrative Disclosure to the Director Compensation Table

Non-employee directors were not paid for their services in fiscal year ended December 31, 2006.

The consideration earned or paid to Jan Wallace and Munjit Johal were earned in connection with their service as executive officers. Jan Wallace and Munjit Johal received no compensation for their service as members of our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 17, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,896,820 shares of common stock issued and outstanding on April 17, 2007. Except as otherwise indicated, the address of each person named in this table is c/o Secured Diversified Investment, Ltd., 5205 East Lincoln Drive, Paradise Valley, Arizona 85253.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Jan Wallace (2)	1,000,000 shares	30.3%
Common	Peter Richman	0 shares	0%
Common	Jay Kister (3)	5,998 shares	Less than 1%
Common	Munjit Johal	200,000 shares	6.9%
Total of All Directors and Executive Officers:		1,205,998 shares	36.5%
More Than 5% Beneficial Owners:
Common	Kelly Black 7349 N. Scottsdale Road, #515 Scottsdale, Arizona 85283	200,000 shares	6.9%
Common	Donald Schwall 8326 Geary Boulevard San Francisco, California 94121	400,000 shares	13.8%

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

(2)	Includes 600,000 shares of Common Stock held in her name and warrants to purchase 400,000 shares of Common Stock held in Wallace Black Financial & Investment Services.
(3)	Includes 5,000 shares of Common Stock held in his name and 998 shares held in joint tenancy with his wife Alicia Kister.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13. Exhibits

Exhibit Number	Description
10.1	Confidential Settlement and General Release Agreement dated January 5, 2007 (1)
10.2	Confidential Settlement and General Release Agreement dated September 20, 2006 (2)
10.3	Secured Lending, LLC Lease Agreement dated July 1, 2006 (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2007.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 filed on November 14, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $60,500 and $135,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $16,065 and $11,540 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $2,000 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

By:	/s/ Jan Wallace	By:	/s/ Munjit Johal
	Jan Wallace Chief Executive Officer and Director May 18, 2007		Munjit Johal Chief Financial Officer May 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jan Wallace	By:	/s/ Peter Richman
	Jan Wallace Director May 18, 2007		Peter Richman Director May 18, 2007