Form 10QSB
period 2007-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2007-05-21
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,896,820 Common Shares as of May 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2007;
F-2	Statements of Operations for the three months ended March 31, 2007 and 2006;
F-3	Statements of Cash Flows for the three months ended March 31, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Unaudited Consolidated Balance Sheet
March 31, 2007

ASSETS

Properties, net of accumulated depreciation of $116,376	$1,531,661
Cash and cash equivalents	2,640
Prepaid expenses	7,119
Restricted cash	72,288
Asset held for sale	23,544
Other assets	3,400
Total Assets	$1,640,653

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgages payable	$1,136,207
Mortgages payable, related parties	138,630
Notes payable, related parties	3,275
Interest payable	39,433
Payroll liabilities	22,607
Accounts payable, accrued expenses and other liabilities	195,589
Total Liabilities	1,535,740

Minority Interest	89,870

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, 375,000 shares authorized, $0.01 par value, 355,978 shares issued & outstanding	3,559
Series B Preferred Stock, 1,000,000 shares authorized, $0.01 par value, 8,044 shares issued & outstanding	80
Series C Preferred Stock, 1,125,000 shares authorized, $0.01 par value, 0 shares issued & outstanding	-
Common Stock, 100,000,000 shares authorized, $0.001 par value, 2,896,820 shares issued and outstanding	2,897
Paid In Capital	8,812,272
Unissued shares	5,830
Accumulated Deficit	(8,733,445)
Net Income	(76,152)
Total Stockholders' Deficit	15,042

Total Liabilities and Stockholder's Deficit	$1,640,653

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Operations
(Unaudited)

	Three months ended March 31
	2007	2006
REVENUES
Rental	78,485	$76,940
Brokerage	0	0
Total Revenues	78,485	76,940

OPERATING EXPENSES
General and Administrative Expenses	135,781	247,568

Operating (Loss)	(57,297)	(170,628)

Other Income and (Losses)
Interest Expense	(21,313)	(37,369)
Interest Income	143	143
Minority Interest	5,336	5,336
Other	14,753	137,048
Total Other Income and Losses	(1,080)	105,158

Net Income (Loss)	(58,377)	(65,470)

Net income (loss) per share	$(0.03)	$(0.06)
Basic and diluted weight average shares	1,697,249	1,183,724

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Cash Flow
(Unaudited)

	Three Months Ended March 31
	2007	2006

Cash flows from / (to) operating activities:
Net Income (Loss)	(58,377)	(65,470)
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and Amortization		10,646
Consulting prepaid expense	0	0
Minority Interest		(5,336)
Shares cancelled	0	(11,250)
Increase (decrease) in assets and liabilities
Receivables		1,164
Note Receivable		32,277
Accounts payable and other		(143,188)
Accrued interest added to notes payable		8,507
Payroll liabilities		(910)
Prepaid Expenses and other		598
Net cash used in operating activities		(172,963)

Cash flow to investing activities:
Investment in real estate	0	(200,000)
Net cash provided by (used in) investing activities		(200,000)

Cash flows from financing activities:
Payments on notes payable - related party	0	(25,000)
Payments on mortgage payable	0	(5,220)
Net cash provided by (used in) financing activities	0	(30,220)

Net increase (decrease) in cash	12,885	(403,183)

Cash and cash equilvalent, beginning period	12,885	1,230,404

Cash and cash equalivent, end of period	2,640	$827,221

Supplemental disclosures:
Cash paid for interest	21,313	21,313

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,735,061 as of December 31, 2006. The Company reported net loss of $740,202 at December 31, 2006. Additionally, the Company reported cash of only $112,885 at December 31, 2006. The Company does not have adequate cash reserves to pay its existing obligations and does not appear to be able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties. The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases. The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

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

In November of 2003, the Company adopted the 2003 Employee Stock Incentive Plan and the 2003 Non-Employee Director Stock Incentive Plan, (collectively the “2003 Plans”). The 2003 Plans authorized the grant of stock options, restricted stock awards, stock in lieu of cash compensation and stock purchase rights covering up to a total of 15,000,000 shares of common stock to key employees, consultants, and members our Board of Directors and also provides for ongoing automatic grants of stock options to non-

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Consolidated Financial Statements

employee directors. Effective April 1, 2005, the 2003 Employee Plan had been eliminated. The officers rescinded their employment agreements thereby forgiving and rescinding their respective grant of options under the 2003 Employee Plan. The options were part of the 2003 employment agreements (see Footnote 12 Commitments and Contingencies Officer Employment Agreements). The former officers of the Company were collectively granted a total of $2,500,000 shares of which 1,250,000 were vested at December 31, 2004. The Company recorded the expense of the vested options at that date. However, a majority of the non-employee directors who received grants have resigned and were required to exercise such options within six months of resigning from the board or the options would expire and automatically cancel. All grants of stock options have expired and thus cancelled. There are no outstanding stock options as of December 31, 2006.

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

Robert Leonard. In July 2005, the Company sold its entire interest in Nationwide Commercial Brokers, Inc. (“NCB”) to Robert J. Leonard, a large shareholder of the Company for $50,000. Prior to the sale, NCB had borrowed $20,000, due on demand, from Mr. Leonard during 2005 and 2004. The Company realized a loss of $21,352 from discontinued operations and a gain of $75,382 on the disposal of the subsidiary. On November 1, 2005, the Company relocated its offices to 5030 Campus Drive, Newport Beach, California, which is owned by the Company’s subsidiary, DCB. NCB assumed the Company’s former offices at 4940 Campus Drive indemnifying and holding the Company harmless from any and all claims, demands, causes of action, losses, costs (including without limitation reasonable court costs and attorneys’ fees), liabilities or damages of any kind or nature whatsoever that the Company may sustain by reason of NCB’s breach or non-fulfillment (whether by action or inaction), at any time. Leonard and NCB breached the subject agreement with the Company.

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

 NOTE 6 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$ 370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	656,207
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	_________ $ 1,141,174

Interest expense on the Mortgages payable amounted to $104,592 and $138,963 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2007, secured by 5030 Campus Drive	$ 67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Total mortgages payable- related parties	________ $ 138,630 ======

Interest expense on the Mortgages payable - related parties amounted to $31,441 and $38,521 for the three months ended March 31, 2007 and 2006, respectively. The Company is in default on both the notes as of December 31, 2006.

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

During the year ended December 31, 2006:

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

NOTE 10 - Warrants

At December 31, 2006, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:
      Warrants Aggregate
Outstanding Intrinsic Value
Outstanding at December 31, 2005    400,000 - $ -
Granted    -
Forfeited     -
Exercised     -
Outstanding at December 31, 2006 400,000 $ -

Following is a summary of the status of warrants outstanding at December 31, 2006:

Outstanding Warrants_________ Exercisable Warrants_

Weighted    Weighted
Remaining Average Average
Exercise    Contractual  Exercise Exercise
Price  Number  Life  Price  Number  Price
$ 0.50 - $2.00 400,000 3.25 years   $ 1.25   75,000 $1.25

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 5 years and expected volatility of 100%.

NOTE 11 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:
[Missing Graphic Reference]

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

Unpaid taxes. The Company has not paid approximately $19,909 in property taxes and penalties on 5030 Campus Drive. These amounts are currently delinquent. At March 31, 2007, the Company had $1,606 in unpaid payroll tax liabilities.

NOTE 12 - Litigation

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

The Company received $33,803 as its share out of the funds and recognized as gain on equity investment as of December 31, 2006.

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

Note 13 - Sale of a Subsidiary

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

Note 14 - Subsequent Events

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

Overview

We have undertaken a business model includes investing in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah.

Since our inception, however, we have been unsuccessful in pursing revenues with our investment properties the majority of these properties were acquired in an asset purchase from Seashore Investment Company, Inc. a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and or were assets that underperformed. These properties were incapable of generating sufficent revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances prior to and during the reporting period. At the date of this quarterly report, our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

Katella Center, Orange, California

We own a 100% interest in the Katella Center, a strip mall consisting of six retail rental units of various sizes totalling approximately 9,500 square feet, located at 632-650 E. Katella Avenue in Orange, California. The property is in fair condition. Currently, the building is subject to a first trust deed held by Val-Chris Investments with a The building was subject to a second trust deed held by Prime Time Auctions, Inc. with a principal balance of $25,000 and a fixed interest rate of 15%. The loan matured on January 1, 2006 and has been paid in full off. Prime Time Auctions, Inc. is a minority shareholder of our company.

As of March 31, 2007, the Katella Center generated monthly net cash flow of approximately $3,000. The property is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52 -year term that expires in March 2017. The ground lease payment is currently $3,000 per month.

Commencing June 1, 2007, the ground lease payment shall increase to $4,760 per month with annual CPI adjustments. The ground lease adjustment will decrease monthly cash flow to approximately $2,300 per month. Additionally, one of the tenants is behind with their rent, and a bad debt provision has been established. The financial difficulties of this quarterly statement will impair cash flow. We may be required to find another tenant which may be difficult in the current environment.

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

Campus Drive Office Building, Newport Beach, California

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified ”) . Wayne Sutterfield, our former director and current large shareholder, owns the remaining 46.2% membership interest in Diversified. The primary asset of Diversified is an 8,685 square office building located at 5030 Campus Drive in Newport Beach, California 92660. The property is in good condition. The building is subject to a first trust deed held by Pacific Western Bank with a principal balance of $661,174 at December 31, 2006 and a yearly variable rate of interest currently at 8% and capped at 10.875%. Monthly payments of principal and interest are amortized over a period of 20 years and will mature on at February 2, 2013. There is no prepayment penalty after March 2, 2006. We have a $70,000 certificate of deposit with Pacific Western Bank to further secure the loan.

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

We lease the land on which the office building sits. The lease has a 55-year term that expires in June 30, 2034. The ground lease payment is currently $3,608 per month. In June 2009, the ground lease payment will adjust to 8% of the fair market value of the land through June 2019 and in June 2019 the lease will gain adjust to 8% of the fair market value of the land through maturity. Fair market value is determined as if the leased premises were vacant, unimproved and unencumbered and free from zoning restrictions so as to permit all uses permitted as of commencement date of lease. The lease contains options for two additional terms of ten years each. For each term the ground lease payment will adjust to 8% of the fair market value of the land. The ground lease adjustment may adversely affect the property.

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

Lincoln Drive Property

We own a 25% tenant -in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. We acquired our 25% interest from Fazoql, Inc. as a joint venture investment with Fazoql, Inc. and Willowpoint, LLC. Fazoql, Inc. had previously obtained a 50% interest from Willowpoint, LLC, an Arizona limited liability company, which retained a 50% ownership interest in the property. We then obtained our 25% interest directly from Fazoql, Inc. Patrick McNevin, a member of our board of directors, is President of Fazoql Inc. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of $852,146 bearing an annual interest rate of 6.5% per annum. The loan matures May 1, 2010. The property is in very good condition. There is no ground lease on the property. The property is 100% leased and situated between two new residential/hospitality developments.

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

The property needs repair. Repairs and renovation costs are estimated at $46,950, which include a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs renovation and remodeling of the kitchen area to accommodate new tenants. Ms. Wallace will be responsible for these costs. We intend to hire a third party to manage the property. The property is adequately covered by insurance.

Depreciation and amortization are computed for federal income tax purposes on the straight-line method over lives which range up to 39 years, except component depreciation as permitted for tenant improvements, repairs and renovation costs. The current real estate tax rate for the Cactus Road property is unknown at this time. The property taxes for 2006 were $2,523.

Results of Operations for the three months ended March 31, 2007 and 2006

Comparison the three months ended March 31, 2007 and 2006.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $_________ for the three months ended March 31, 2007, compared with net income of $_________ for the same period ended March 31, 2006.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $__________ to $__________ for the three months ended March 31, 2007, compared to $___________ for the same period ended March 31, 2006. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the three months ended March 31, 2007 was $_________ compared to $__________ in depreciation expense for same period ended March 31, 2006. The depreciation was attributable primarily to the Katella Business Center and 5030 Campus Drive.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $________ for the three months ended March 31, 2007 compared to $__________ for the same period ended March 31, 2006. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Katella Business Center and 5030 Campus Drive properties. After recognizing an impairment of $214,977 with respect to Katella Center in 2005, we recognized an additional impairment in the amount of $__________ at March 31, 2007.

Net Income (Loss). We reported a net loss of $__________ or $(_.__) per share for the three months ended March 31, 2007 compared to a net income of $_________ or $_.__ per share for the same period ended March 31, 2006. Net loss from continuing operations was $__________ or $(_.__) per share for the three months ended March 31, 2007 compared to net income of $_________ or $_.__ per share for the same period ended March 31, 2006. Discontinued operations accounted for a loss of ($_________) or ($_.__) for the three months ended March 31, 2007. The net income from disposal of discontinued operations was $__________, or $_.__ per share for the three months ended March 31, 2007. The net income in _____ was attributable to the sale of properties and subsidiaries.

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

At March 31, 2007, we had $________ of cash and cash equivalents as compared to $__________ of cash and cash equivalents at March 31, 2006 to meet our immediate short-term liquidity requirements. This increase in cash and cash equivalents is attributable to the sale of Las Vegas, Nevada shopping center. With the current infusion of cash we hope to generate new business opportunities to create and stabilize operating cash flow.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $(________) for the three months ended March 31, 2007 comparable to net cash used by operating activities of $(________) for the same period ended March 31, 2006.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $(__________) for the three months ended March 31, 2007 compared to the $_________ for same period ended March 31, 2006.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $(__________) for the three months ended March 31, 2007 compared to $(__________) for the same period ended March 31, 2006. The primary reason for the use of proceeds was due to repayments of notes due on the sale of properties.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

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

Going Concern

At March 31, 2007, the Company had an accumulated deficit of $9,022,083, reported net loss of $1,023,746, and reported cash of only $12,768.35. The Company does not have adequate cash reserves to may its existing obligations and does will not appear able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. The assets that sufficiently produced cash to service their obligations, such as Decatur Center, Spencer Springs and the Cannery West, did not generate sufficient cash to support the Company’s overhead, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost debt and ground leases. The Company significantly reduced overhead and rolled backed its stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

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

Secured Diversified Investment, Ltd.

Date:	May 21, 2007

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director