Form 10QSB/A
period 2007-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2007-06-04
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Explanatory Note

The purpose of this Amendment No. 1 is to remedy the inadvertently filed Quarterly Report on Form 10-QSB submitted to the United States Securities and Exchange Commission on May 21, 2007 that did not have a final review of the auditor.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Properties, net of accumulated depreciation of $116,376	$1,524,231
Cash and cash equivalents	2,752
Prepaid expenses	6,249
Restricted cash	72,432
Asset held for sale	17,513
Other assets	1,696
Total Assets	$1,624,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgages payable	$1,136,207
Mortgages payable, related parties	138,630
Notes payable, related parties	3,275
Interest payable	47,371
Payroll liabilities	22,607
Accounts payable, accrued expenses and other liabilities	212,800
Total Liabilities	1,560,890

Minority Interest	84,275

STOCKHOLDERS' DEFICIT

Series A Preferred Stock, 375,000 shares authorized, $0.01 par value, 355,978 shares issued & outstanding	3,559
Series B Preferred Stock, 1,000,000 shares authorized, $0.01 par value, 8,044 shares issued & outstanding	80
Series C Preferred Stock, 1,125,000 shares authorized, $0.01 par value, 0 shares issued & outstanding	-
Common Stock, 100,000,000 shares authorized, $0.001 par value, 2,896,820 shares issued and outstanding	2,897
Paid In Capital	8,812,272
Unissued shares	5,830
Accumulated Deficit	(8,844,931)
Total Stockholders' Deficit	(20,291)
Total Liabilities and Stockholder's Deficit	$1,624,874

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Operations
(Unaudited)

	For the three month periods ended March 31,
	2007	2006
Net revenues
Rental income	$73,985	$76,940

Operating expenses
General and administrative expenses	151,752	247,568
Operating loss	(77,767)	(170,628)

Other income (expenses)
Interest expense	(34,434)	(37,369)
Interest income	144	143
Minority interest	7,460	5,336
Gain on settlement of debt	9,998	-
Others	(3,305)	134,318
Total other income (expenses)	(20,136)	102,428

Loss from continued operation	(97,903)	(68,200)

Loss from discontinued operation	(6,031)	-
Net loss	$(103,934)	$(68,200)

Net income (loss) per share, continuing operations	$(0.03)	$(0.00)
Net income (loss) per share, discontinued operations	$(0.00)	$-
Basic earnings (loss) per common share	$(0.04)	$(0.00)
*Basic and diluted weight average shares	2,896,820	23,674,472

*Basic and diluted weighted average number of shares are same for the period ended March 31, 2006 due to its anti-dilutive nature

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Cash Flow
(Unaudited)

	For the three month periods ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(103,934)	$(68,200)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	7,430	10,646
Bad debt expense	(1,449)	-
Minority Interest	(7,460)	(5,336)
Shares cancelled	-	(11,250)
Loss from discontinued operations	6,031	-
Gain on settlement of debt	(9,998)	(134,318)
Increase (decrease) in assets and liabilities
Receivables	-	1,164
Note Receivable	-	32,277
Accounts payable and other payables	81,649	(6,140)
Accrued interest added to notes payable	7,938	8,507
Payroll liabilities	19,142	(910)
Prepaid Expenses and other assets	(4,658)	598
Net cash used in operating activities	(5,310)	(172,963)

Cash flows from investing activities:
Investment in real estate	-	(200,000)
Increase in restricted cash	144	-
Net cash provided by (used in) investing activities	144	(200,000)

Cash flows from financing activities:
Payments on notes payable - related party	-	(25,000)
Payments on mortgage payable	(4,967)	(5,220)
Net cash used in financing activities	(4,967)	(30,220)

Net decrease in cash & cash equivalent	(10,133)	(403,183)

Cash and cash equilvalent, beginning period	12,885	1,230,404

Cash and cash equalivent, end of period	$2,752	$827,221

Supplemental disclosures:
Cash paid for interest	$26,495	$37,369
Cash paid for income tax	$-	$-

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The unaudited consolidated financial statements have been prepared by the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006. The results of the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,844,931 as of March 31, 2007. The Company reported net loss of $103,934 at March 31, 2007. The Company does not have adequate cash reserves to pay its existing obligations and does not appear to be able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties. The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases. The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2007 and 2006, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

For the three months ended March 31, 2007, and 2006 all of the Companies properties are located in California except for the investment properties which are located in Arizona. Properties in Arizona do not contribute to the income or expense stream of the Company.

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

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

for the Company. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 4 - Property and Equipment

For the three month period ended March 31, 2007, the Company held two properties that were acquired for income-producing purposes in the normal course of business.

		Estimated Life
Buildings and improvements	$1,648,037	39 years
Less accumulated depreciation	(123,806)
	$1,524,231

Depreciation expense for the three month period ended March 31, 2007 and 2006 was $7,430 and $10,646, respectively.

NOTE 5 - Related Party Transactions

Sutterfield Family Trust and C. Wayne Sutterfield (Sutterfield). At December 31, 2005, the Company owed Sutterfield, a former director and shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17 2007, and December 31, 2006, respectively. The Company is in default on the $71,630 note and the other note of

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

$67,000. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield during the three month period ended March 31, 2007 and 2006 totaled $-0- and $6,090, respectively. As of March 31, 2007 total accrued interest payable to Sutterfield is $47,371. While the Company retains the right to acquire all his interests in DCB, this is very unlikely. Pursuant to the operating agreement, the Company is responsible for any all cash flow deficiencies.

 NOTE 6 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	656,207
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	$1,136,207

Interest expense on the Mortgages payable amounted to $26,399 and $25,769 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2007, secured by 5030 Campus Drive	$67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Total mortgages payable- related parties	$138,630

Interest expense on the Mortgages payable - related parties amounted to $7,938 and $3,088 for the three months ended March 31, 2007 and 2006, respectively. The Company is in default on both the notes as of March 31, 2007.

NOTE 8 - Warrants

At March 31, 2007, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

Following is a summary of the warrant activity:

	Warrants Outstanding	Aggregate Intrinsic Value
Outstanding at December 31, 2006	400,000	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding at March 31, 2007	400,000	$-

Following is a summary of the status of warrants outstanding at March 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	3 years	$ 1.25	75,000	$1.25

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 5 years and expected volatility of 100%.

NOTE 9 - Commitment and Contingencies

Lease agreements. The Company is obligated under various ground leases (Katella Center and 5030 Campus). Future ground lease payments will be adjusted by a percentage of the fair market value of the land.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2007	72,650	67,000	370,000	21,000	530,650
2008	92,472	-	110,000	-	202,472
2009	92,472	-	22,764	-	115,236
2010	92,472	-	22,764	-	115,236
2011	92,472	-	22,764	-	115,236
	$350,066	$67,000	$525,528	$21,000	$963,594

The lease expenses were $19,823 and $19,823 for the three months ended March 31, 2007 and 2006, respectively.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

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

Unpaid taxes. The Company has not paid property taxes and penalties of approximately $17,740 in on 5030 Campus Drive and $3,061 on Katella Business Center. These amounts are currently delinquent. At March 31, 2007, the Company had $1,606 in unpaid payroll tax liabilities.

NOTE 10 - Litigation

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

Note 11 - Subsequent Events

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

Since our inception, however, we have been unsuccessful in pursing revenues with our investment properties the majority of which were acquired in an asset purchase from Secured Diversified Investment Company, a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and /or were assets that underperformed. These properties were incapable of generating sufficient revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. At the date of this report, our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

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

In addition, the building is subject to a third deed of trust held by Wayne Sutterfield, our former director, with a principal balance of $71,630 and fixed interest rate of 8%. Mr. Sutterfield receives an 8% preferential treatment on his investment. Our monthly payments on the loan are interest only. The loan matured on December 31, 2006. We are in default and have been so notified by Mr. Sutterfield. We are in discussion with Mr. Sutterfield to resolve a matter, if we are unable to sell the properties.

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

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $73,985 for the three months ended March 31, 2007, compared with net income of $76,940 for the same period ended March 31, 2006.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $95,816 to $151,752 for the three months ended March 31, 2007, compared to $247,568 for the same period ended March 31, 2006. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the three months ended March 31, 2007 was $7,430 compared to $10,646 in depreciation expense for same period ended March 31, 2006. The depreciation was attributable primarily to the Katella Business Center and 5030 Campus Drive.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $34,434 for the three months ended March 31, 2007 compared to $37,369 for the same period ended March 31, 2006. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Katella Business Center and 5030 Campus Drive properties. After recognizing an impairment of $214,977 with respect to Katella Center in 2005, we recognized an additional impairment in the amount of $248,137 at December 31, 2006.

Net Loss. We reported a net loss of $103,934 or $0.03 per share for the three months ended

March 31, 2007 compared to a net loss of $68,200 or $0.00 per share for the same period ended March 31, 2006.

For the three months period ended March 31, 2007, we incurred a loss of $97,903 or $0.03 per share for the continued operations and a loss of $6,031 or $0.00 from discontinued operations. We had no discontinued operations for the three months ended March 31, 2006.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing.

At March 31, 2007, we had $2,752 of cash and cash equivalents as compared to $1,230,404 of cash and cash equivalents at March 31, 2006 to meet our immediate short-term liquidity requirements.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $(5,310) for the three months ended March 31, 2007 comparable to net cash used by operating activities of $(172,963) for the same period ended March 31, 2006.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $144 for the three months ended March 31, 2007 compared to net cash used by investing activities in the amount of $(200,000) for same period ended March 31, 2006.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $(4,967) for the three months ended March 31, 2007 compared to $(30,220) for the same period ended March 31, 2006. The primary reason for the use of proceeds was due to repayments of notes due on the sale of properties.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,844,931 as of March 31, 2007. The Company reported net loss of $103,934 at March 31, 2007. Additionally, the Company reported cash of only $2,752 and accounts payable, other accrued liabilities, and interest payable of $282,778, at March 31, 2007. The Company does not have adequate cash reserves to may its existing obligations and does will not appear able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. The assets that sufficiently produced cash to service their obligations, such as Decatur Center, Spencer Springs and the Cannery West, did not generate sufficient cash to support the Company’s overhead, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost debt and ground leases. The Company significantly reduced overhead and rolled backed its stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

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

Secured Diversified Investment, Ltd.

Date:	June 4, 2007

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director