Form 10KSB/A
period 2006-12-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2007-06-12
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note
The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB previously filed with the United States Securities and Exchange Commission on May 18, 2007,  is to revise figures contained in Part III. Item 9. under the subsection titled "Section 16(a) Beneficial Ownership Reporting Compliance," to revise calculations contained in Part III. Item 11. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and to revise Part III. Item 12. "Certain Relationships and Related Transactions."

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jan Wallace Chief Executive Officer, President, Director	0	1	0
Munjit Johal Chief Financial Officer	0	1	0
Peter Richman Director	0	0	1
Patrick McNiven Former Director	1	0	1
Jay Kister Director	1	0	0
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 11, 2007, the beneficial ownership of our voting capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our voting capital stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 3,252,798 shares of voting capital stock issued and outstanding on June 11, 2007, comprised of 2,896,820 shares of common stock and 355,978 shares of Series A Preferred Stock. Except as otherwise indicated, the address of each person named in this table is c/o Secured Diversified Investment, Ltd., 12202 North Scottsdale Road, Phoenix, AZ 85054.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Jan Wallace (2)	1,000,000 shares	27.3%
Common	Peter Richman	0 shares	0%
Common	Jay Kister (3)	5,998 shares	Less than 1%
Common	Munjit Johal	200,000 shares	6.1%
Total of All Directors and Executive Officers:		1,205,998 shares	33%
More Than 5% Beneficial Owners:
Common	Kelly Black 7349 N. Scottsdale Road, #515 Scottsdale, Arizona 85283	201,250 shares	6.1%
Common	Donald Schwall 8326 Geary Boulevard San Francisco, California 94121	400,000 shares	10.9%

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

Item 12. Certain Relationships and Related Transactions

Other than as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Secured Diversified Investment, Ltd.

By:	/s/ Jan Wallace	By:	/s/ Munjit Johal
	Jan Wallace Chief Executive Officer and Director June 11, 2007		Munjit Johal Chief Financial Officer June 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jan Wallace	By:	/s/ Jay Kister
	Jan Wallace Director June 11, 2007		Jay Kister Director June 11, 2007