Form 10QSB
period 2007-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2007-08-20
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-30653

Secured Diversified Investment, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12202 North Scottsdale Road , Phoenix, AZ 85054
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,896,820 common shares as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2007;
F-2	Statements of Operations for the three and six months ended June 30, 2007 and 2006;
F-3	Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Balance Sheet
(Unaudited)
June 30, 2007

ASSETS

Properties, net of accumulated depreciation $131,236	$1,516,801
Cash and cash equivalents	2,658
Prepaid Expenses	6,710
Restricted Cash	72,576
Assets held for sale	18,612
Total Assets	$1,617,358

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages payable	$1,131,326
Mortgages payable, related parties	138,630
Note payable, related parties	4,875
Interest payable	55,347
Payroll liabilities	45,213
Accounts payable, accrued expenses and other liabilities	342,430
TOTAL LIABILITIES	1,717,822

COMMITMENTS AND CONTINGENCIES	-

Minority Interest	73,208

STOCKHOLDERS' EQUITY

Series A Preferred Stock, 7,500,000 shares authorized, $0.01 par value, 7,234,600 issued & outstanding	3,559
Series B Preferred Stock, 20,000,000 shares authorized, $0.01 par value, 160,861 issued & outstanding	80
Series C Preferred Stock, 1,125,000 shares authorized, $0.01 par value, 0 issued & outstanding	-
Common Stock, 100,000,000 shares authorized, $0.001 par value, 30,334,611 issued and outstanding	2,897
Paid in capital	8,812,272
Unissued shares	5,830
Accumulated Deficit	(8,998,311)
Total Equity	(173,672)
$1,617,358

See accompanying notes to consolidated financial statements

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Operations
(Unaudited)

	Three Month Periods Ended June 30		Six Month Periods ended June 30
	2007	2006	2007	2006
REVENUES:
Rental Income	$81,657	$85,015	$155,642	$166,455

OPERATING EXPENSES:
General and Administrative Expenses	212,820	313,338	366,022	566,080

Operating Loss	(131,163)	(228,323)	(210,381)	(399,625)

Other Income and (Losses)
Interest Expense	(38,079)	(42,208)	(72,512)	(79,577)
Interest Income	144	143	288	287
Minority Interest	8,988	5,822	18,527	11,158
Gain on settlement of debt	-	-	-	-
Other	2,452	153,726	11,694	288,044
Total other income and (expenses)	(26,495)	117,483	(42,003)	219,912

Loss from continuing operations before discontinued operations	(157,658)	(110,840)	(252,383)	(179,713)

Income (Loss) from discontinued operations	1,099	-	(4,932)	-

NET INCOME (LOSS)	$(156,559)	$(110,840)	$(257,315)	$(179,713)

Net loss per share, continuing operations	$(0.05)	$(0.00)	$(0.09)	$(0.01)
Net loss per share, discontinued operations	(0.00)	0.00	(0.00)	0.00
Basic and diluted loss per share	$(0.05)	$(0.00)	$(0.09)	$(0.01)

*Basic and diluted weight average shares	2,896,820	30,332,139	2,896,820	27,021,697

*Weighted average number of shares used to compute basic and diluted loss per share are same as the effect is antidilutive

See accompanying notes to consolidated financial statements

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statements of Cash Flows
(Unaudited)

	Six Month Periods ended June 30,
	2007	2006
Cash flows from operating activities:
Net Loss	$(257,315)	$(179,712)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	14,860	21,612
Bad debt expense	(1,621)	-
Minority Interest	(18,527)	(11,158)
Shares cancelled	-	(11,250.00)
Loss from discontinued operations	6,031
Gain on settlement of debt	(9,998)	-
Gain on settlement of debt and litigation	-	(286,840)
(Increase) decrease in assets and liabilities:
Receivables	-	3,470
Note Receivable	-	32,277
Prepaid expenses	4,197	(6,378)
Other receivables	-	3,155
Accrued interest	15,914	16,455
Payroll liabilities	41,748	(894)
Accounts payable, accrued expenses	203,545	(143,614)
Net cash used in operating activities	(1,167)	(562,877)

Cash flow from investing activities:
Purchase of property & equipment	-	(42,440)
Investment in real estate	-	(200,000)
Increase in restricted cash	287	-
Net cash (used in) provided by investing activities	287	(242,440)

Cash flows from financing activities:
Payments on notes payable - related party	-	(25,000)
Proceeds from notes payable	1,600	-
Payments on mortgage payable	(9,848)	(9,989)
Net cash used in financing activities	(8,248)	(34,989)

Net decrease in cash & cash equivalents	(9,128)	(840,306)

Cash and cash equivalents, beginning of period	12,885	1,230,404

Cash and cash equivalents, end of period	$2,658	$390,098

Supplemental disclosures:
Cash paid for interest	$72,512	$52,680
Cash paid for income tax	$-	$-

See accompanying notes to consolidated financial statements

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The unaudited consolidated financial statements have been prepared by the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006. The results of the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,998,311 as of June 30, 2007. The Company reported net loss of $257,315 at June 30, 2007. The Company does not have adequate cash reserves to pay its existing obligations and does not appear to be able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties. The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases. The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We have not been able to and are not likely to raise capital; additionally while we are forced to consider other business opportunities none have been forthcoming.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital to succeed in its future operations. The financial statements do not

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

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

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2007 and 2006, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

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

For the six months ended June 30, 2007, and 2006 all of the Companies properties are located in California except for the investment properties which are located in Arizona. Properties in Arizona do not contribute to the income or expense stream of the Company.

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
June 30, 2007

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

NOTE 4 - Property and Equipment

For the six month period ended June 30, 2007, the Company held two properties that were acquired for income-producing purposes in the normal course of business.

		Estimated Life
Buildings and improvements	$1,648,037	39 years
Less accumulated depreciation	(131,236)
	$1,516,801

Depreciation expense for the six month period ended June 30, 2007 and 2006 was $14,860 and $21,612, respectively, and $7,430 and $10,646 for the three month period ended June 30, 2007 and 2006, respectively.

NOTE 5 - Related Party Transactions

Sutterfield Family Trust and C. Wayne Sutterfield (Sutterfield). At December 31, 2005, the Company owed Sutterfield, a former director and shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17 2007, and December 31, 2006, respectively. The Company is in default on the $71,630 note and the other note of $67,000. Sutterfield is a minority owner in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, pays Sutterfield a preferred return on his investment. Payments to Sutterfield during the six month period ended June 30,,, 2007 and 2006 totaled $-0- and $12,380, respectively. As of June 30, 2007 total accrued interest payable to Sutterfield is $55,347. While the Company retains the right to acquire all his interests in DCB, this is very unlikely. Pursuant to the operating agreement, the Company is responsible for any all cash flow deficiencies. Sutterfield has advised the Company of its default.

NOTE 6 - Mortgages Payable

Mortgage note, bearing interest at 11.5%, due on June 25, 2007, secured by 1st trust deed on Katella Center	$370,000
Mortgage note, bearing interest at the “1 year constant maturity treasury rate” plus 3.5%, adjusting annually, currently 8.0%, principal and interest monthly, maturing February 2, 2013, secured by 1st trust deed on 5030 Campus	651,326
Mortgage note, bearing interest at 8%, due on Feb. 4, 2008, secured by 2nd trust deed on 5030 Campus	110,000
Total mortgages payable	$1,131,326

 SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

Interest expense on the Mortgages payable amounted to $53,670 and $52,149 for the six months ended June 30, 2007 and 2006, respectively and $27,271 and $26,381 for the three month period ended June 30, 2007 and 2006, respectively.

The Company is in default of its $370,000 mortgage note secured by a first trust deed on Katella Center as of June 25, 2007.

NOTE 7 - Mortgages Payable - Related Parties

Mortgage note, bearing interest at 8%, due on Feb. 17, 2007, secured by 5030 Campus Drive	$67,000
Mortgage note, bearing interest at 8%, due on Dec. 31, 2006, secured by 3rd trust deed on 5030 Campus	71,630
Total mortgages payable- related parties	$138,630

Interest expense on the Mortgages payable - related parties amounted to $15,914 and $15,622 for the six months ended June 30, 2007 and 2006, respectively and $7,976 and $7,856 for the three month period ended June 30, 2007 and 006, respectively.

The Company is in default of the above notes as of June 30, 2007.

NOTE 8 - Warrants

At June 30, 2007, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:	Warrants Outstanding	Aggregate Intrinsic Value

Outstanding at December 31, 2006	400,000	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding at June 30, 2007	400,000	$-

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

Following is a summary of the status of warrants outstanding at June 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	2.75 years	$ 1.25	400,000	$1.25

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

Future annual minimum lease payments and principal payments under existing agreements are as follows:

	3rd Party Lease Obligation	Related Party Debt	3rd Party Debt	Officer Salaries	Total
2007	50,215	138,630	370,000	42,000	600,845
2008	100,410	-	110,000	-	210,410
2009	100,410	-	22,764	-	123,174
2010	100,410	-	22,764	-	123,174
2011	100,410	-	22,764	-	123,174
	$451,855	$138,630	$525,528	$42,000	$1,057,603

The lease expenses were $41,405 and $39,645 for the six months ended June 30, 2007 and 2006, respectively and $21,583 and $19,823 for the three month period ended June 30, 2007 and 2006, respectively.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

costs and attorneys’ fees), liabilities or damages of any kind or nature whatsoever that the Company may sustain by reason of Nationwide Commercial Brokers’ breach or non-fulfillment (whether by action or inaction), at any time. Nationwide has breached the agreement.

Unpaid taxes. The Company has not paid property taxes and penalties of approximately $19,670 on 5030 Campus Drive and $3,061 on Katella Business Center. These amounts are currently delinquent.

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

Overview

We have undertaken a business model that includes investing in properties that will provide immediate appreciation with little debt service strategically located in Arizona, Nevada and Utah.

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

Katella Center, Orange, California

We own a 100% interest in the Katella Center, a strip mall consisting of six retail rental units of various sizes totalling approximately 9,500 square feet, located at 632-650 E. Katella Avenue in Orange, California. The property is in fair condition. Currently, the building is subject to a first trust deed held by Val-Chris Investments. The building was subject to a second trust deed held by Prime Time Auctions, Inc. with a principal balance of $25,000 and a fixed interest rate of 15%. The loan matured on January 1, 2006 and has been paid off in full. Prime Time Auctions, Inc. is a minority shareholder of our company.

As of June 30, 2007, the Katella Center generated monthly net cash flow of approximately $3,000. The property is located on approximately 35,800 square feet of leased ground owned by a non-affiliated third party. The lease has a 52 -year term that expires in March 2017. The ground lease payment is currently $3,000 per month.
Commencing June 1, 2007, the ground lease payment shall increased to $4,760 per month with annual CPI adjustments. The ground lease adjustment will decrease monthly cash flow to approximately $2,300 per month. Additionally, one of the tenants is behind with their rent, and there is no certainty that this tenant will be able to pay the back rent further drastically reducing cash flow. Accordingly, a bad debt provision has been established. The financial difficulties with this property will impair cash flow. We may be required to find another tenant which may be difficult in the current environment.

The $370,000 loan underlying the first deed of trust matured on June 25th, 2007. We are in default of the mortgage loan and have been advised that the property may be placed in foreclosure. We have requested an extension of the first trust, however, the lender is requiring a substantial pay down of approximately $100,000, which we have not been able to accomplish. We do not have the resources to comply with this condition. In light of the ground lease adjustment and the maturity of the first trust deed on June 25th, 2007, we have very limited options. We are attempting to refinance the property but efforts as of this filing have been unsuccessful. There are no assurances that we will be able to refinance the property. We received no offers last September 2006 when we listed the property, and the property is no longer listed. We have impaired this property for $512,533 as of December 31, 2006. We face a potential liability in the lender foreclosing on the property, as well as deficiency claims on any remaining amounts under the loan.

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

Campus Drive Office Building, Newport Beach, California

We are the managing member and own a 53.8% membership interest in a limited liability company known as Diversified Commercial Brokers, LLC (“Diversified”). Wayne Sutterfield, our former director and current large shareholder, owns the remaining 46.2% membership interest in Diversified. The primary asset of Diversified is an 8,685 square-foot office building located at 5030 Campus Drive in Newport Beach, California 92660. The property is in good condition. The building is subject to a first trust deed held by Pacific Western Bank with a principal balance of $661,174 at December 31, 2006 and a yearly variable rate of interest currently at 8% and capped at 10.875%. Monthly payments of principal and interest are amortized over a period of 20 years and will mature on at February 2, 2013. There is no prepayment penalty after March 2, 2006. We have a $70,000 certificate of deposit with Pacific Western Bank to further secure the loan.

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

In order to complete the T-Rex property sale, Mr. Sutterfield agreed to forebear payment at the closing and extended the debt by securing it with the Campus Drive Office Building. The loan was originally set to mature August 16, 2006, but had been extended to February 16, 2007, at which time the principal balance and all accrued interest, approximately $25,003, was due. The loan remains unpaid and we are in default of this note.

We lease the land on which the office building sits. The lease has a 55-year term that expires in June 30, 2034. The ground lease payment is currently $3,608 per month. In June 2009, the ground lease payment will adjust to 8% of the fair market value of the land through June 2019 and in June 2019 the lease will gain adjust to 8% of the fair market value of the land through maturity. Fair market value is determined as if the leased premises were vacant, unimproved and unencumbered and free from zoning restrictions so as to permit all uses permitted as of commencement date of lease. The lease contains options for two additional terms of ten years each. For each term the ground lease payment will adjust to 8% of the fair market value of the land. The ground lease adjustment may adversely affect the property. The Company guaranteed the ground lease payment when Diversified acquired the property.

We are attempting to sell the property, but have not been able to do so as of the date of this filing. With dim prospects at selling the property, the mounting unpaid property taxes, a significant ground lease adjustment in June 2009, and our financial inability to carry the property, we are considering a deal to divest our investment interest in our subsidiary, Diversified. We are currently considering an agreement with Mr. Wayne Sutterfield, among other things, to sell our 53.8% membership interest in exchange for an indemnity on the ground lease to the property. As of the date of this filing, however, an agreement has not been reached.

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

Lincoln Drive Property

We own a 25% tenant -in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. We acquired our 25% interest from Fazoql, Inc. as a joint venture investment with Fazoql, Inc. and Willowpoint, LLC. Fazoql, Inc. had previously obtained a 50% interest from Willowpoint, LLC, an Arizona limited liability company, which retained a 50% ownership interest in the property. We then obtained our 25% interest directly from Fazoql, Inc. Patrick McNevin, a former member of our board of directors, is President of Fazoql Inc. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of $852,146 bearing an annual interest rate of 6.5% per annum. The loan matures May 1, 2010. The property is in very good condition. There is no ground lease on the property. The property is 100% leased and situated between two new residential/hospitality developments.

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

Results of Operations for the three and six months ended June 30, 2007 and 2006

Comparison the three and six months ended June 30, 2007 and 2006.

Income. Income consists primarily of rental income from commercial properties pursuant to tenant leases. We reported income of $81,657 for the three months ended June 30, 2007, compared with net income of $85,015 for the same period ended June 30, 2006. We reported income of $155,642 for the six months ended June 30, 2007, compared with net income of $166,455 for the same period ended June 30, 2006.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $100,518 to $212,820 for the three months ended June 30, 2007, compared to $313,338 for the same period ended June 30, 2006. These expenses decreased by $200,058 to $366,022 for the six months ended June 30, 2007, compared to $566,080 for the same period ended June 30, 2006. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Depreciation. Depreciation for the three months ended June 30, 2007 was $7,430 compared to $10,966 in depreciation expense for same period ended June 30, 2006. Depreciation for the six months ended June 30, 2007 was $14,860 compared to $21,612 in depreciation expense for same period ended June 30, 2006. The depreciation was attributable primarily to 5030 Campus Drive.

Interest and Other Income and Expense. Interest expense consists of mortgage interest paid on our properties. Interest expense was $38,079 for the three months ended June 30, 2007 compared to $38,170 for the same period ended June 30, 2006. Interest expense was $75,512 for the six months ended June 30, 2007 compared to $75,539 for the same period ended June 30, 2006. The decrease in interest expense is attributable to the sale of properties and the corresponding reduction in debt. Interest expense was attributable primarily to the Katella Business Center and 5030 Campus Drive properties. After recognizing an impairment of $214,977 with respect to Katella Center in 2005, we recognized an additional impairment in the amount of $248,137 at December 31, 2006.

Net Loss. We reported a net loss of $156,559 or $0.05 per share for the three months ended June 30, 2007 compared to a net loss of $110,839 or $0.00 per share for the same period ended June 30, 2006. For the three month period ended June 30, 2007, we incurred a loss of $152,658 or $0.05 per share for the continued operations and an income of $1,099 or $0.00 from discontinued operations. We had no discontinued operations for the three months ended June 30, 2006.

We reported a net loss of $257,315 or $0.09 per share for the six months ended June 30, 2007 compared to a net loss of $179,712 or $0.01 per share for the same period ended June 30, 2006. For the six month period ended June 30, 2007, we incurred a loss of $252,383 or $0.09 per share for the continued operations and a loss of $4,932 or $0.00 from discontinued operations. We had no discontinued operations for the six months ended June 30, 2006.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing.

At June 30, 2007, we had $2,658 of cash and cash equivalents as compared to $390,098 of cash and cash equivalents at June 30, 2006 to meet our immediate short-term liquidity requirements.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $(1,167) for the six months ended June 30, 2007 comparable to net cash used by operating activities of $(562,878) for the same period ended June 30, 2006.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $287 for the six months ended June 30, 2007 compared to net cash used by investing activities in the amount of $(242,440) for same period ended June 30, 2006.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $(8,248) for the six months ended June 30, 2007 compared to $(34,989) for the same period ended June 30, 2006. The primary reason for the use of proceeds was due to repayments of notes due on the sale of properties.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $(8,998,311) as of June 30, 2007. The Company reported net loss of $(257,315) at June 30, 2007. Additionally, the Company reported cash of only $2,658 and accounts payable, other accrued liabilities, and interest payable of $442,990, at June 30, 2007. The Company does not have adequate cash reserves to may its existing obligations and does will not appear able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. The assets that sufficiently produced cash to service their obligations, such as Decatur Center, Spencer Springs and the Cannery West, did not generate sufficient cash to support the Company’s overhead, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost debt and ground leases. The Company significantly reduced overhead and rolled backed its stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended June 30, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On July 3, 2007, we held the annual meeting of our security holders. The meeting was called for the purpose of electing three directors, approving a grant of authority to our Board of Directors to change the name of our company at a later date, to approve a grant of authority to our Board of Directors to reverse split our outstanding common and preferred stock at a ratio of up to 10 to 1, as determined at a later date in the discretion of the Board of Directors, and to transact any other items of business that may properly come before the meeting. The total number of shares of voting capital stock outstanding at the record date, June 13, 2007, was 3,252,798 shares. The company’s voting capital stock is comprised of Common Stock and Series A Preferred Stock. The number of votes represented at this meeting was 2,293,181 shares, or 70.5% of shares eligible to vote.

The results for the election of directors were as follows:

Director	Votes Cast For	Votes Cast Against	Abstentions
Jan Wallace	2,028,601	138,783	797
Peter Richman	2,031,835	135,549	797
Jay Kister	2,031,835	135,549	797

The security holders approved approving a grant of authority to our Board of Directors to change the name of our company at a later date and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
2,028,601	138,444	1,136

The security holders approved a grant of authority to our Board of Directors to reverse split our outstanding common and preferred stock at a ratio of up to 10 to 1, as determined at a later date in the discretion of the Board of Directorsand the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
2,026,135	141,354	692

No other matters were acted upon by our security holders at our annual meeting.

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

Secured Diversified Investment, Ltd.

Date:	August 20, 2007

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director