Form 10QSB
period 2007-09-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2007-12-13
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 162,862 common shares as of November 19, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Unaudited Balance Sheet as of September 30, 2007;

F-2	Unaudited Statements of Operations for the three and nine months ended September 30, 2007 and 2006;

F-3	Unaudited Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006;

F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Balance Sheet

ASSETS	September 30, 2007 (Unaudited)

Real estate investments	$400,000
Cash and cash equivalents	9,235
Asset held for sale	18,612
Prepaid and other assets	1,025
Total Assets	$428,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$133,194
Accrued expenses	224,622
Payroll liabilities	67,820
Total Liabilities	425,636

STOCKHOLDERS' EQUITY

Series A. Preferred Stock, 375,000 shares authorized, $0.01 par value, none issued and outstanding	-

Series B Preferred Stock, 1,000,000 shares authorized, $0.01 par value, none issued and outstanding	-

Series C Preferred Stock, 1,125,000 shares authorized, $0.01 par value, none issued and outstanding	-

Common Stock, 100,000,000 shares authorized, $0.001 par value, 162,862 issued and outstanding	163
Shares to be issued	5,830
Paid In Capital	8,818,646
Accumulated Deficit	(8,821,403)
Total Stockholders' Equity	3,236
Total Liabilities & Stockholders' Equity	$428,872
see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD
Statements of Operation
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods ended September 30,
	2007	2006	2007	2006
REVENUES
Rental Income	$-	$-	$-	$-
Commission Income	-	20,756	-	20,756
Total Net Revenues	-	20,756	-	20,756

OPERATING EXPENSES
General and Administrative Expenses	109,665	247,319	386,618	691,670
Loss on impairment of property	100,000	-	100,000	-

Operating Loss	(209,665)	(226,563)	(486,618)	(670,914)

Other Income (expenses)
Interest Expense	(813)	(23)	(3,741)	(3,753)
Other net income	-	10,045	11,694	298,089
Total Other Income and (Expenses)	(813)	10,022	7,953	294,337

Loss from Continuing Operations	(210,478)	(216,542)	(478,665)	(376,578)

Discontinued Operations:
Income (loss) from discontinued operations(including gain or (loss) on disposal)	402,279	(8,421)	398,259	(26,968)

NET INCOME (LOSS)	$191,801	$(224,963)	$(80,406)	$(403,546)

Basic income (loss) per common share, from discontinued operations	$2.47	$(0.05)	$2.43	$(0.17)

Basic loss per common share, from continued operations	$(1.29)	$(1.38)	$(2.94)	$(2.31)

Basic income (loss) per common share	$1.18	$(1.38)	$(0.49)	$(2.48)

Basic and diluted weight average shares	162,862	162,862	162,862	162,862
 see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD
Statements of Cash Flows
(Unaudited)

	For the Nine Month periods ended September 30,
	2007	2006
Cash flows from operating activities:
Net Loss	$(80,406)	$(403,546)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Shares cancelled	-	(11,250)
Shares to be issued	-	5,830
Gain on settlement of debt and litigation	(9,998)	(302,409)
Impairment loss	100,000	-
Increase (decrease) in assets and liabilities:
Prepaid expenses	(9,882)	(258)
Other assets	-	2,918
Asset held for sale	4,932	-
Payroll liabilities	64,355	3,876
Accounts payable, accrued expenses	212,955	(222,817)
Net cash provided by (used in) operating activities of continued operations	281,956	(927,656)
Net cash provided by (used in) operating activities of discontinued operations	(267,659)	132,587
Net cash provided by (used in) operating activities	14,297	(795,069)

Cash flows from investing activities:
Investment in real estate	-	(200,000)
Net cash used in investing activities of continued operations	-	(200,000)
Net cash used in investing activities of discontinued operations	-	(42,868)
Net cash used in investing activities	-	(242,868)

Cash flows from financing activities:
Net cash used in financing activities of continued operations	-	-
Net cash used in financing activities of discontinued operations	(17,947)	(39,854)
Net cash used in financing activities	(17,947)	(39,854)

Net decrease in cash & cash equivalent	(3,650)	(1,077,791)

Cash & cash equivalent, beginning period	12,885	1,230,404

Cash & cash equivalent, end of period	$9,235	$152,613

Supplemental disclosure:
Cash paid for interest	$30,394	$88,906
Cash paid for income tax	$-	$-

Supplemental disclosure - Non cash investing & financing activities:

The Company settled following debts through transfer of property/ownership interest as at September 30, 2007:

Mortgage note payable	$370,000.00	$-
Mortgage note payable	$646,340.00	$-
Mortgage note payable	$110,000.00	$-
Mortgage note payable - related party	$71,630.00	$-
Mortgage note payable - related party	$67,000.00	$-
see accompanying footnotes

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

NOTE 1 - Basis of presentation and Going Concern

Basis of presentation:

The unaudited financial statements have been prepared by Secured Diversified Investment, Ltd, herein after referred as the “Company, we, our, us” pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006. The results of the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $8,821,403 as of September 30, 2007. The Company reported net loss of $80,406 at September 30, 2007. The Company does not have adequate cash reserves to pay its existing obligations and does not appear to be able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties. The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases. The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure. As of September 30, 2007, the Company has discontinued its Katella & DCB (real estate) operations. Katella Center and Campus Drive have been disposed in exchange for settlement of debt. (See note 5 & 10). Management continues with efforts to find business partners.

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
Notes to Unaudited Financial Statements
September 30, 2007

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

During 2002, the Company began pursuing the acquisition of ownership interests in real estate properties that are geographically and functionally diverse in order to be more stable and less susceptible to devaluation resulting from regional economic downturns and market shifts. Currently, the Company owns two properties in Phoenix, Arizona which were acquired in the first quarter of 2006.

NOTE 3 - Significant Accounting Policies

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At September 30, 2007 and 2006, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

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

For the nine months ended September 30, 2007, and 2006 all of the Company’s investment properties are located in Arizona. Properties in Arizona do not contribute to the income or expense stream of the Company.

Investment in real estate.

The Company reports its investment in real estate at historical cost. Those properties were acquired with the intention that when the value of properties will appreciate the Company will sell its share in those properties.

The Company used cost method of accounting based on SOP 78-9 paragraph .08 which states that “The division believes that the accounting recommendations for use of the equity method of accounting for investments in general partnerships are generally appropriate for accounting by limited partners for their investments in limited partnerships. A limited partner's interest may be so minor that the limited partner may have virtually no influence over partnership operating and financial policies. Such a limited partner is, in substance, in the same position with respect to the investment as an investor that owns a minor common stock interest in a corporation, and, accordingly, accounting for the investment using the cost method may be appropriate.”

Recent accounting pronouncements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

NOTE 4 - Property and Equipment

For the nine month period ended September 30, 2007, the Company held investments in two separate properties (see Note 3 Significant Accounting Policies - Segment Reporting). These properties do not contribute to the income or expense stream of the Company.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances. Because of the slow down of the real estate market and decline in value of properties the Company impaired its investment in Paradise Valley, Arizona property from $300,000 to $200,000 and recorded an impairment loss of $100,000.

NOTE 5 - Related Party Transactions

Sutterfield Family Trust and C. Wayne Sutterfield (Sutterfield). At December 31, 2005, the Company owed Sutterfield, a former director and shareholder, two notes, $67,000 and $71,630 both secured by trust deeds on 5030 Campus Drive. The notes bear interest at 8% and mature on February 17 2007, and December 31, 2006, respectively. The Company is in default on the $71,630 note and the other note of $67,000. Sutterfield was a minority owner (46.2%) in DCB. In addition to the interest payment on the 3rd trust deed, the Company, pursuant to the terms of the operating agreement, liable to pay Sutterfield a preferred return on his investment. The Company has not made payments to Sutterfield pursuant to the terms of the operating agreement. Sutterfield has advised the Company of its default. As a result of our default, the Company on October 17, 2007, transferred its 53.8% membership interest in DCB, in exchange for: (a) an indemnity on certain obligations pertaining to the Campus Property, including a ground lease, first and second trust deeds, and property taxes; and (b) a release from Sutterfield on any debt we owe, including two promissory notes in the principal amount of $138,630.32 and all accrued interest thereon.

As at September 30, 2007, the Company has eliminated the operations and cash flows of DCB from its ongoing operations and it is not involved in the continuing operations of DCB and reported as discontinued operations in the accompanying financial statements.

NOTE 6 - Mortgages Payable

As of September 30, 2007, the Company settled its mortgages payable as follows.

Mortgage note payable $370,000

The Company had note payable of $370,000 with 11.5% interest and maturity date of June 25, 2007. The note was secured on 1st trust deed on the Katella property and was in default due to non payment. On October 8, 2007 the Board of Directors authorized the disposal of property in exchange for the settlement of debt including interest. On October 23, 2007, the Company transferred the property in full satisfaction of all obligations secured by the deed of trust.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

Mortgage note payable $646,340

The Company had note payable of $646,340 with 8% interest and maturity date of February 2, 2013. The note was secured on 1st trust deed on the 5030 Campus (DCB) property. The note was settled as part of transfer of interest in DCB to Suttefiled (See note 5).

Mortgage note payable $110,000

The Company had note payable of $110,000 with 8% interest and maturity date of February 4, 2008. The note was secured on 2nd trust deed on the 5030 Campus (DCB) property. The note was settled as part of transfer of interest in DCB to Suttefiled (See note 5).

NOTE 7 - Mortgages Payable - Related Parties

The Company had note payable of $71,630 and $67,000 to a related party Wayne Sutterfield and the Sutterfield Family Trust. The notes had 8% interest and matured on December 31, 2006 and February 17, 2007 respectively. Both the notes were secured by trust deed on 5030 Campus (DCB) property respectively. The Company was in default on the notes payment including interest. On October 17, 2007, the Company transferred its 100% interest in DCB property to its minority shareholder Wayne Sutterfield in full settlement of its note payable including interest (See note 5).

NOTE 8 - Warrants

At September 30, 2007, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

	Warrants Outstanding	Aggregate Intrinsic Value

Outstanding at December 31, 2006	400,000	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2007	400,000	$-

Following is a summary of the status of warrants outstanding at September 30, 2007:

Oustanding Warrants				Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.50 - $2.00	400,000	2.25 years	$1.25	400,000	$1.25

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 5 years and expected volatility of 100%.

NOTE 9 - Litigation

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

Note 10.  Common Stock

On October 30, 2006, the Company’s Board of Directors acted under Section 4.02 of Article I and II of the Certificate of Designation of January 15, 2003, to require all holders of outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to convert their shares into shares of the Company’s common stock (the “Conversion”). The rate of conversion for Series A Convertible Preferred Stock was fixed at 1 share of our common stock for every 1.01 shares of our Series A Convertible Preferred Stock. The rate of conversion for Series B Convertible Preferred Stock was fixed at 1 share of our common stock for every 1.01 shares of our Series B Convertible Preferred Stock. The effective date for the Conversion was September 24, 2007. Following such Conversion, the only outstanding capital stock of the Company consisted of 3,257,238 shares of common stock.

On October 5, 20007, holders of a majority of the outstanding shares of common stock executed a written stockholder consent approving a reverse split of the Company’s outstanding common stock for a total ration of 20 to 1. Following the reverse stock split, the Company’s total issued and outstanding common stock was $162,862. As of September 30, 2007, the Company has retroactively restated the number of commons shares outstanding as if the reverse split took place at the beginning of the year.

NOTE 11. Discontinued Operations

As at September 30, 2007 the Company discontinued following operations.

Katella Center

On October 8, 2007 the Board of Directors of the Company approved to sign the Deed and Lieu of Foreclosure on the Katella Center.

On October 23, 2007 the Grant Deed in Lieu of Foreclosure was assigned in full satisfaction of all obligations secured by the deed of trust including note payable of $370,000 with any accrued and unpaid interest thereon.

As at September 30, 2007, the Company has eliminated the operations and cash flows of Katella Center from its ongoing operations and it is not involved in the continuing operations of Katella Center and reported as discontinued operations in the accompanying financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

5030 Campus (DCB) Property

On September 29, 2007 the Board of Directors of the Company approved to transfer its 53.8% membership interest in DCB, LLC to the Sutterfield Family Trust and Wayne Sutterfiled in exchange for (a) an indemnity on certain obligations pertaining to the Campus Property, including a ground lease, first and second trust deeds, and property taxes; and (b) a release from Sutterfield on any debt we owe, including two promissory notes in the principal amount of $138,630.32 and all accrued interest thereon.

As at September 30, 2007, the Company has eliminated the operations and cash flows of DCB from its ongoing operations and it is not involved in the continuing operations of DCB and reported as discontinued operations in the accompanying financial statements.

Secured Lending

During 2006 the Company established a new wholly owned subsidiary, Secured Lending, LLC, to engage in mortgage banking activities in the state of Arizona. The new subsidiary was incorporated on June 15th, 2006 and it began funding loans in July. However, Secured Lending was not able to sustain its mortgage banking activities and these relationships were mutually terminated. The Company discontinued its mortgage banking activity at December 31, 2006. The Company recognized a loss of $6,030 as a result of discontinued operations and recorded net assets held for sale of $18,612 in the accompanying financial statements.

Following is the summary of discontinued operations for the nine months ended September 30, 2007.

	Katella Center	DCB, LLC	Secured Lending	TOTAL

Income (loss) from discontinued operations	31,465	(21,249)	(6,030)	4,186

Gain on disposal	386,425	7,648	-	394,073

TOTAL	417,890	(13,601)	(6,030)	398,259

Gain on disposal includes $386,425 gain on settlement of mortgage note payable of $370,000 including interest which was secured on Katella Center.

Following is the summary of discontinued operations for the three months ended September 30, 2007.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Unaudited Financial Statements
September 30, 2007

	Katella Center	DCB, LLC	Secured Lending	TOTAL

Income (loss) from discontinued operations	11,106	(2,900)	-	8,206

Gain on disposal	386,425	7,648	-	394,073

TOTAL	397,531	(13,601)	(6,030)	402,279

Gain on disposal includes $386,425 gain on settlement of mortgage note payable of $370,000 including interest which was secured on Katella Center.

Note 12 Subsequent Events

On October 30, 2006, the Company’s Board of Directors acted under Section 4.02 of Article I and II of the Certificate of Designation of January 15, 2003, to require all holders of outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock to convert their shares into shares of the Company’s common stock (the “Conversion”). The rate of conversion for Series A Convertible Preferred Stock was fixed at 1 share of our common stock for every 1.01 shares of our Series A Convertible Preferred Stock. The rate of conversion for Series B Convertible Preferred Stock was fixed at 1 share of our common stock for every 1.01 shares of our Series B Convertible Preferred Stock. The effective date for the Conversion was September 24, 2007. Following such Conversion, the only outstanding capital stock of the Company consisted of 3,257,238 shares of common stock.

On October 5, 20007, holders of a majority of the outstanding shares of common stock executed a written stockholder consent approving a reverse split of the Company’s outstanding common stock for a total ration of 20 to 1. Following the reverse stock split, the Company’s total issued and outstanding common stock was $162,862. As of September 30, 2007, the Company has retroactively restated the number of commons shares outstanding as if the reverse split took place at the beginning of the year.

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

Overview

Since our inception, we have been unsuccessful in pursing revenues with our investment properties the majority of which were acquired in an asset purchase from Secured Diversified Investment Company, a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and /or were assets that underperformed. These properties were incapable of generating sufficient revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. At the date of this report, these underperforming properties have been disposed, however our company remains in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

Katella Center, Orange, California

On September 4, 2007, Val-Chris Investments, Ltd., trustee for the first trust deed filed a Notice of Default.  We agreed to grant deed the property to the first trust deed, the Cornish Construction Pension Plan ("Cornish")

On October 23, 2007, we entered into a Grant Deed in Lieu of Foreclosure with Cornish and granted Cornish our interest in the “Katella Center,” a strip mall consisting of six retail rental units of various sizes totaling approximately 9,500 square feet, located at 632-650 E. Katella Avenue in Orange, California. We were in default of the first trust deed with Cornish, and granted ownership in the Katella Center to avoid foreclosure proceedings.

Campus Drive Office Building, Newport Beach, California

During the reporting quarter, we agreed to sell our (53.8%) interest in Diversified Commerical Brokers, LLC ("DCB") to the Suttefield Family Trust and Wayne Sutterfield (together "Sutterfield").  Sutterfield has a 46.2% intereset in DCB.  The Company was in default of debt owed to Sutterfield and teh Operating Agreement for DCB.

On October 25, 2007, we signed an agreement conveying our 53.8% membership interest in Diversified Commercial Brokers, LLC (“DCB”) to the Sutterfield Family Trust and Wayne Sutterfield (together, “Sutterfield”). The primary asset of DCB is an 8,685 square foot office building located at 5030 Campus Drive in Newport Beach, California 92660 (the “Campus Property”). In exchange for the sale of our membership interest in DCB, we received: (a) an indemnity on certain obligations pertaining to the Campus Property, including a ground lease, first and second trust deeds, and property taxes; and (b) a release from Sutterfield on any debt we owe, including two promissory notes in the principal amount of $138,630.32 and all accrued interest thereon.

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

Results of Operations for the three months ended September 30, 2007 and 2006

Comparison the three and nine months ended September 30, 2007 and 2006.

Assets.  Our total assets as of September 30, 2007 were $428,635.  Our assets primarily consists of real estate investments of $400,000 in two separate properties located in Arizona.  Additionally, we have $9,235 in cash.  Our liabilities as of September 30, 2007 totalled $425,635 consisting entirely of accounts payable and accrued expenses (including payroll liabilities).

Income. Income consisted primarily of rental income from commercial properties pursuant to tenant leases.  As of September 30, 2007, the Company has disposed of its income producing portfolio.  The income was reclassified to discontinued operations (including gain or loss disposal).  The company discontinued its Katella Center and 5030 Campus (DCB) property operations as of September 30, 2007 and eliminated the operations and cash flows from its ongoing operations and is not involved in the continuing operations and reported those as discontinued operations on the accompanying financial statements. As a result, the Company settled $1,126,340 in mortgage payroll and $138,630 in mortgage payroll to related parties. The financial statements for the comparative period in 2006 were also reclassed.  As a result, the Company reported no income for the three and nine month periods ended September 30, 2007 compared to the income of $20,756 for the three month and nine month periods ended September 30, 2006.

General and Administrative Expenses. Operating and administrative expenses consist primarily of payroll expenses and, legal and accounting fees. These expenses decreased by $137,654 to $109,665 for the three months ended September 30, 2007, compared to $247,319 for the same period ended September 30, 2006. These expenses decreased by $205,052 to $486,618 for the nine months ended September 30, 2007, compared to $691,670 for the same period ended September 30, 2006. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale and disposal of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Interest and Other Income and Expense. Interest expense consists of finance charges.  Interest expense was $813 for the three months ended September 30, 2007 compared to $23 for the same period ended September 30, 2006. Interest expense was $3,741 for the nine months ended September 30, 2007 compared to $3,753 for the same period ended September 30, 2006.  There was no other income or expense for the three months ended September 30, 2006.  For the nine month period ended September 30, 2007 other income totalled $11,694 compared to $298,089 for the nine month period ended September 30, 2006.

Net Income (Loss). We reported a net income of $191,801 or $1.18 per share for the three months ended September 30, 2007 compared to a net loss of $224,963 or $1.38 per share for the same period ended September 30, 2006. For the three month period ended September 30, 2007, we incurred a loss of $210,478 or $1.29 per share for the continued operations and an income of $402,278 or $2.47 from discontinued operations.  For the same period ended September 30, 2006, a loss of $216,542 or $1.38 per share for continued operations and a loss of $8,421 or $0.05 per share from discontinued operations.  For the nine month period ended September 30, 2007, we incurred a loss of $80,406 or $0.49 per share for the continued operations and a loss of 403,546 or $2.48 per share from for the same period ended September 30, 2006.

For the nine month period ended September 30, 2007 we incurred a loss of $478,665 or $2.94 per share from continued operations and income of $398,259 or $2.43 per share from discontinued operations compared to a net loss of $376,578 or $2.31 per share from continued operations and a loss of $26,968 or $2.31 per share from discontinued operations for the same period ended September 30, 2006.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 1 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing.

At September 30, 2007, we had $9,235 of cash and cash equivalents as compared to $390,098 of cash and cash equivalents at September 30, 2006 to meet our immediate short-term liquidity requirements.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $14,247 for the nine months ended September 30, 2007 comparable to net cash used by operating activities of $(795,069) for the same period ended September 30, 2006.

Cash Flows from Investing Activities

Net cash provided by or used in investing activities amounted to $0 for the nine months ended September 30, 2007 compared to net cash used by investing activities in the amount of $(242,868) for same period ended September 30, 2006.

Cash Flows from Financing Activities

Cash used by financing activities amounted to $(7,947) for the nine months ended September 30, 2007 compared to $(39,854) for the same period ended September 30, 2006. The primary reason for the use of proceeds was due to repayments of notes due on the sale of properties.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $(8,821,403) as of September 30, 2007. The Company reported net loss of $(80,406) at September 30, 2007. Additionally, the Company reported cash of only $9,235 and accounts payable, other accrued liabilities, and interest payable of $425,635, at September 30, 2007. The Company does not have adequate cash reserves to may its existing obligations and does will not appear able to raise the necessary capital to meet its obligations for the next 12 months. Since our inception we have been unsuccessful in pursing revenues with our investment properties. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming. These properties were incapable of generating adequate revenues. The assets that sufficiently produced cash to service their obligations, such as Decatur Center, Spencer Springs and the Cannery West, did not generate sufficient cash to support the Company’s overhead, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost debt and ground leases. The Company significantly reduced overhead and rolled backed its stock in order to restructure the Company’s capital structure. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances. Management continues with efforts to find business partners. Our company stands in financial jeopardy and may not continue as a going concern. We are not likely to raise capital and we are forced to consider other business opportunities.

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

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended September 30, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On October 5, 2007, holders of a majority of the outstanding shares of common stock executed a written stockholder consent approving a reverse split of the Company’s outstanding common stock for a total ratio of 20 to 1. Following the reverse stock split, the Company’s total issued and outstanding common stock as of November 5, 2007 consisted of 162,862 shares. The Company’s new symbol following the reverse stock split is now SDFD.

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

Secured Diversified Investment, Ltd.

Date:	December 12, 2007

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director