Form 10KSB/A
period 2006-12-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-01-16
CIK 13156

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

Explanatory Note

The purpose of this Amendment No. 2 to the Annual Report on Form 10-KSB previously filed with the United States Securities and Exchange Commission on June 12, 2007,  is to revise the subsection Investments in Note 3 of the Notes to Consolidated Financial Statements.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Investments. The equity method of accounting is used for all investments in associated companies in which the company's interest is 20% or more but less than 51%. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. Losses from the equity investments reduce receivables from the associated companies. As of December 31, 2006 the Company does not have investments to be recorded on equity method.

The Company reports its investment in real estate at historical cost. Those properties were acquired with the intention that when the value of properties will appreciate the Company will sell its share in those properties.

The Company used cost method of accounting based on SOP 78-9 paragraph .08 which states that "The division believes that the accounting recommendations for use of the equity method of accounting for investments in general partnerships are generally appropriate for accounting by limited partners for their investments in limited partnerships. A limited partner's interest may be so minor that the limited partner may have virtually no influence over partnership operating and financial policies. Such a limited partner us, in substance, in the same position with respect to the investment as an investor that owns a minor common stock interest in a corporation, and, accordingly, accounting for the investment using the cost method may be appropriate."

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

Secured Diversified Investment, Ltd.

By:	/s/ Jan Wallace	By:	/s/ Munjit Johal
	Jan Wallace Chief Executive Officer and Director December 28, 2007		Munjit Johal Chief Financial Officer December 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jan Wallace
Jan Wallace Director December 28, 2007