Form 10QSB/A
period 2007-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-01-16
CIK 13156

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB previously filed with the United States Securities and Exchange Commission on August 20, 2007,  is to revise figures contained in the financial statements in the Consolidated Balance Sheet and the Consolidated Statements of Operations, and to add subsection Investment in real estate to Note 3 in the Notes to Unaudited Consolidated Financial Statements for June 30, 2007.

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
$1,617,358

See accompanying notes to consolidated financial statements

SECURED DIVERSIFIED INVESTMENT, LTD.
Consolidated Statements of Operations
(Unaudited)

	Three Month Periods Ended June 30		Six Month Periods ended June 30
	2007	2006	2007	2006
REVENUES:
Rental Income	$81,657	$85,015	$155,642	$166,455

OPERATING EXPENSES:
General and Administrative Expenses	212,820	313,338	366,022	566,080

Operating Loss	(131,163)	(228,323)	(210,381)	(399,625)

Other Income and (Losses)
Interest Expense	(38,079)	(42,208)	(72,512)	(79,577)
Interest Income	144	143	288	287
Minority Interest	8,988	5,822	18,527	11,158
Gain on settlement of debt	-	-	-	-
Other	2,452	153,726	11,694	288,044
Total other income and (expenses)	(26,495)	117,483	(42,003)	219,912

Loss from continuing operations before discontinued operations	(157,658)	(110,840)	(252,383)	(179,713)

Income (Loss) from discontinued operations	1,099	-	(4,932)	-

NET INCOME (LOSS)	$(156,559)	$(110,840)	$(257,315)	$(179,713)

Net loss per share, continuing operations	$(0.05)	$(0.04)	$(0.09)	$(0.62)
Net loss per share, discontinued operations	(0.00)	0.00	(0.00)	0.00
Basic and diluted loss per share	$(0.05)	$(0.00)	$(0.09)	$(0.01)

*Basic and diluted weight average shares	2,896,820	2,896,820	2,896,820	2,896,820

* Weighted average number of shares used to compute basic and diluted loss per share are same as the effect is antidilutive

See accompanying notes to consolidated financial statements.

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

Investment in real estate. The Company reports its investment in these properties at historical cost. Those properties were acquired wiht the intention that when the value of properties will appreciate the Company will sell its share in those properties.

The Company used cost method of accounting based in SOP 78-9 paragraph .08 which states that "The division believes that the accounting recommendations for use of the equity method of accounting for investments in general partnerships are generally appropriate for accounting by limited partners for their investments in limited partnerships. A limited partner's interest may be so minor that the limited partner may have virtually no influence over partnership operating and financial policies. Such a limited partner is, in substance, in the same position wiht respect to the investment as an investor that owns a minor common stock interest in a corporation, and, accordingly, accounting for the investment using the cost method may be appropriate."

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

Secured Diversified Investment, Ltd.

Date:	January 8, 2008

By: /s/ Jan Wallace Jan Wallace Title: Chief Executive Officer and Director