Form 10QSB/A
period 2007-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-01-23
CIK 13156

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

Explanatory Note

The purpose of this Amendment No. 2 is to revise figures in the Consolidated Statement of Operations and in Results of Operations for the three months ended March 31, 2007 and 2006.
Also, to revise statements in the Notes to Unaudited Financial Statements filed in Amendment No. 1 to the Quarterly Report on Form 10-QSB/A submitted to the United States Securities and Exchange Commission on June 4,2007.

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

See accompanying notes

SECURED DIVERSIFIED INVESTMENT, LTD
Consolidated Statement of Operations
(Unaudited)

	For the three month periods ended March 31,
	2007	2006
Net revenues
Rental income	$73,985	$76,940

Operating expenses
General and administrative expenses	151,752	247,568
Operating loss	(77,767)	(170,628)

Other income (expenses)
Interest expense	(34,434)	(37,369)
Interest income	144	143
Minority interest	7,460	5,336
Gain on settlement of debt	9,998	-
Others	(3,305)	134,318
Total other income (expenses)	(20,136)	102,428

Loss from continued operation	(97,903)	(68,200)

Loss from discontinued operation	(6,031)	-
Net loss	$(103,934)	$(68,200)

Net income (loss) per share, continuing operations	$(0.03)	$(0.00)
Net income (loss) per share, discontinued operations	$(0.00)	$-
Basic earnings (loss) per common share	$(0.04)	$(0.02)
*Basic and diluted weight average shares	2,896,820	2,896,820

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

Investments. The Company reports its investment in real estate at historical cost. Those properties were acquired with the intention that when the value of properties will appreciate the Company will sell its share in those properties.

The Company used cost method of accounting based on SOP 78-9 paragraph .08 which states that "The division believes that the accounting recommendation for use of the equity of accounting for investments in general partnerships are generally appropriate for accounting by limited partners for their investments in limited partnerships. A limited partner's interest may be so minor that the limited partner may have virtually no influence over partnership operating and financial policies. Such a limited partner is, in substance, in the same position with respect to the investment as an investor that owns a minor common stock interest in a corporation, and, accordingly, accounting for the investment using the cost method may be appropriate."

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

Net Loss. We reported a net loss of $103,934 or $0.03 per share for the three months ended

March 31, 2007 compared to a net loss of $68,200 or $0.02 per share for the same period ended March 31, 2006.

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

Secured Diversified Investment, Ltd.

Date:	January 22, 2008

By: /s/ Munjit Johal Munjit Johal Title: Chief Executive Officer, Chief Financial Officer and Director