Form 10KSB
period 2007-12-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-04-14
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-30653

Secured Diversified Investment Ltd.
(Name of small business issuer in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3416 Via Lido Suite F, Newport Beach, CA	92663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 949 851-1069

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not available.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,862 as of December 31, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes: __; No  X

 PART I
Item 1.   Description of Business

Overview

Since our inception, we have been unsuccessful in pursing revenues with our investment properties the majority of which were acquired in an asset purchase from Secured Diversified Investment Company, a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and /or were assets that underperformed. These properties were incapable of generating sufficient revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. At the date of this report, these underperforming properties have been disposed.  We have exhausted all available venues to raise capital and therefore will not be able to continue as a going concern.  The Company has effectively ceased operations.

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

Campus Drive Office Building, Newport Beach, California

During the reporting period, we agreed to sell our (53.8%) interest in Diversified Commercial Brokers, LLC ("DCB") to the Sutterfield Family Trust and Wayne Sutterfield (together "Sutterfield").  Sutterfield had a 46.2% interest in DCB.  The Company was in default of debt owed to Sutterfield and the Operating Agreement for DCB.

On October 25, 2007, we signed an agreement conveying our 53.8% membership interest in Diversified Commercial Brokers, LLC (“DCB”) to Sutterfield. The primary asset of DCB is an 8,685 square foot office building located at 5030 Campus Drive in Newport Beach, California 92660 (the “Campus Property”). In exchange for the sale of our membership interest in DCB, we received: (a) an indemnity on certain obligations pertaining to the Campus Property, including a ground lease, first and second trust deeds, and property taxes; and (b) a release from Sutterfield on any debt we owe, including two promissory notes in the principal amount of $138,630.32 and all accrued interest thereon.

Lincoln Drive Property

We own a 25% tenant -in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. We acquired our 25% interest from Fazoql, Inc. as a joint venture investment with Fazoql and Willowpoint, LLC, an Arizona limited liability company. Fazoql had previously obtained a 50% interest from Willowpoint, which retained a 50% ownership interest in the property. We then obtained our 25% interest directly from Fazoql. Patrick McNevin, a former member of our board of directors, is President of Fazoql. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of approximately $852,146 bearing an annual interest rate of 6.5% per annum. The loan matures May 1, 2010. The property is in very good condition. There is no ground lease on the property. The property is 100% leased and situated between two new residential/hospitality developments.

We do not receive any rental income from the leased units. We believe the property’s adjacent developments and scheduled city improvements to the walkways in the front area are positive indicators that we will experience appreciable gain in any future sale of the property. Fazoqland Willowpoint are jointly responsible for all costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments. We are not responsible for these items.

The current real estate tax rate for the Lincoln Drive property is unknown at this time. Property taxes due for the Lincoln Drive property for the 2007 tax year are $6,158. We are not responsible for the payment of taxes.

In light of the ongoing economic downward trend, the real estate market has been one of the sectors greatly affected.  This sector has experienced a consistent decline downward for the past year.  According we have impaired our investment by $100,000 to $200,000.  If this sector does not improve we may have to impair it further.

Cactus Road Property

On February 15, 2006, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. We acquired our interest for $200,000 from Ms. Jan Wallace, our officer and director, who holds the remaining 66 2/3% ownership in the property. Currently, the property is subject to a first trust deed held by Chase Manhattan Mortgage with a principal balance of $529,950. There are no ground leases on the property.

The property consists of 2,180 square feet situated on approximately 38,587 square feet of land strategically located on a heavily trafficked corner. The property was remodelled and retrofitted to house our headquarters. We also leased a portion of the building to a mortgage company until it ceased operations in December 2006. Because of the property’s heavily trafficked location, we believed that it would appreciate and provide us a profit upon its sale at some future date.

In light of the ongoing economic downward trend, the real estate market has been one of the sectors greatly affected.  This sector has experienced a consistent decline downward for the past year.  According we have impaired our investment by $200,000.

The property was repaired and renovated at a cost of $46,950, which include a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs renovation and remodelling of the kitchen area to accommodate new tenants. Ms. Wallace will be responsible for these costs. The property is adequately covered by insurance.

The property taxes for 2007 were $2,523.

Item 2.   Description of Property

We currently occupy space at 3416 Via Lido Suite F, Newport Beach, CA 92663.  The company does not pay rent for this location.

Lincoln Drive Property

See above Item 1. Overview

Cactus Road Property

See above Item 1. Overview

Property Information

The following table sets forth the average annual occupancy rate and rent per square foot for our properties held as of March 31, 2008:

Property	Occupancy Rate	Average Rent/Sq. Ft.
Lincoln Drive property	100%	$3.69
Cactus Road property	Vacant	N/A

The following chart sets forth certain information concerning lease expirations (assuming no renewals) for our properties held as of March 31, 2008:

Property	Year	Number of Leases Expiring	Total Square Footage of Expiring Leases	Total Annual Rental Covered by Expiring Leases	% of Gross Annual Rental
Lincoln Drive property	2007 2008 2009 2010 2011	1 - 2 - -	1,024 - 3,391 - -	$36,000 - $159,600 - -	18.4% - 81.6% - -
Cactus Road property	N/A	N/A	N/A	N/A	N/A

The following table sets forth those tenants at our properties, as of March 31, 2008 that occupied more than 10% of the rentable square footage at the respective properties, the square feet occupied, the average rent per square feet for such tenant.

Property	Tenants	Business	Sq. Ft. Rental (% of Total)	Rent/Sq. Ft.
Lincoln Drive property	Joel D. Designs Fazoql Hague Showcase	Florists & Gift Shop Furniture Sales Furniture & Gift Shop	1,024 / 23.2% 1,472 / 33.3% 1,919 / 43.5%	$2.93 $4.96 $3.13
Cactus Road property	N/A	N/A	N/A	N/A

Item 3.   Legal Proceedings

Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

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

This matter has been settled as of April 5, 2007. On January 5, 2007, the Company entered into a Confidential Settlement and General Release Agreement (the “Settlement Agreement”) with Mr. Clifford L. Strand to resolve litigation in the matters of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange, as well as other claims involving Mr. Strand and our company as set forth in the Agreement. The Settlement Agreement with Mr. Strand provides that a stipulation and order of disbursement will be filed on the remaining $89,998 as follows: $80,000 to Mr. Strand and $9,998 to our company. In addition, Mr. Strand expressly waived any and all rights he may have had in connection with reemployment with our company, and agreed to refrain from pursuing complaints against our company and our officers and directors in any court or government agency. Further, Mr. Strand granted an irrevocable proxy in connection with any shares of stock beneficially owned by him.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On July 3, 2007 at our annual meeting of the shareholders, our shareholders approved a grant of authority to our Board of Directors to reverse split our outstanding preferred and common stock at a ratio of up to 10 to 1, as determined at a later date in the discretion of the Board of Directors. Since that time, all of our outstanding preferred stock was converted into shares of our common stock, such that our only remaining outstanding capital stock now consists of common shares.  On September 25, 2007, our Board of Directors unanimously approved, subject to stockholder approval, an increase in the original grant of authority to our Board of Directors to reverse split our outstanding capital stock for a total ratio of up to 20 to 1, as determined at a later date in the discretion of the Board of Directors. On October 5, 2007, holders of a majority of the outstanding shares of voting capital stock executed a written stockholder consent approving the action of the Board of Directors.

The total number of shares of common stock outstanding at the record date, October 5, 2007, was 3,257,238 shares. Shareholders holding a total of 1,663,415 shares of common stock (approximately 51% of the issued and outstanding shares of common stock) approved the reverse split.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SDFD.OB.” The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board fort he periods indicated.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31	0.1495	0.02
June 30	0.03	0.03
September 30	0.03	0
December 31	0.15	0

August 31, 2007 - February 29, 2008
Quarter Ended	High $	Low $
February 29, 2008	.51	.029
November 30, 2007	.84	.5
August 31, 2007	0	0
May 31, 2007	0	0

The quotations and ranges listed above were obtained from OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of December 31, 2007, we had 162,862 shares of our common stock issued and outstanding, held by 453 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information As of December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)[1]
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total

1 On March 8, 2006, our Board of Directors adopted the 2006 Stock Option Plan of Secured Diversified Investment, Ltd (the “2006 Plan”). The 2006 plan authorizes the grant of stock options during any 12 month period that does not exceed the greater of: (1) $1 million, (2) 15% of our total assets, or (3) 15% of our issued and outstanding common stock of the company. No options have been issued under the 2006 Plan.

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

 Plan of Operation in the Next Twelve Months

Since our inception, we have been unsuccessful in pursing revenues with our investment properties. At the date of this report, our underperforming properties have been disposed of and our company remains in financial jeopardy and may not continue as a going concern. Management has determined that it is not feasible to continue our current line of business. We have exhausted our capital on operating expenses. Our efforts to obtain additional capital in order to further pursue our business plan have been unsuccessful. Our management is now actively looking for other business opportunities for us to pursue.

As reflected in this annual report on Form 10-KSB, we experienced a total net loss of $309,066 for the year ended December 31, 2007. Our history of net losses is due to significant general and administrative expenses, professional fees, and other expenses related to the pursuit of our business plan and maintenance of our business operations, coupled with limited revenue. This history of unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

For these reasons, it has become clear to management that our current business plan is no longer viable. Therefore, we are currently working to identify and evaluate other business opportunities and make arrangements to acquire one that is consistent with our expertise and income needs.

We can provide no assurance that we will be successful in acquiring any business opportunity due to our limited working capital. We anticipate that even if we were to successfully negotiate an agreement to acquire a new business opportunity, we may require additional financing in order to enable us to complete the transaction. However, we can provide no assurance that we will be able to obtain any financing on acceptable terms, or at all. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds.

Results of Operations

Income. We recorded no income for either December 31, 2007 or 2006 from our continuing operations. In our financial statements we reclassified our 2006 income for comparative purposes. We recorded $397,298 in discontinued operations as compared with $309,239 for the same period ended 2006. Income from discontinued operations consists primarily of rental income from commercial properties pursuant to tenant leases. Our operations were discontinued because we were in default on both the Katella and Campus properties.  We disposed of the properties in exchange for satisfaction of the debt owed.

Operating Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $507,740 to $411,859 for the fiscal year ended December 31, 2007, compared to $919,599 for the fiscal year ended December 31, 2006. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Other Expenses. Because of the slowdown of the real estate market and decline in value of properties we impaired our investment in the Lincoln Drive property from $300,000 to $200,000 and recorded an impairment loss of $100,000.  Additionally, the Company has impaired its Phoenix Cactus Street property 100% recording an impaired loss of $200,000.  In light of the current real estate market and projected trends, the Company does not see recovery of these investments in the foreseeable future.  As such, we recorded an impairment of $300,000 for the year ended December 31, 2007 compared with $248,137 for the year ended December 31, 2006.

Interest expense consists of mortgage interest paid on our properties. Interest expense was $6,144 for the fiscal year ended December 31, 2007 compared to $1,888 for the fiscal year ended December 31, 2006. The increase in interest expense is attributable to nonpayment of payables.

Net Loss. We reported a net loss of $309,066 or $2.01 per share for the fiscal year ended December 31, 2007 compared to a net loss of $719,331 or $7.85 per share for the fiscal year ended December 31, 2006. Net loss from continuing operations was $706,364 for the fiscal year ended December 31, 2007 compared to a net loss of $1,028,570 for the fiscal year ended December 31, 2006. Discontinued operations accounted for net income of $397,298 for the fiscal year ended December 31, 2007. The net income from disposal of discontinued operations was $309,239 for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

As stated in financial statement Note 1 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing or an adequate principal source of financing and it does not appear likely that we will be able to obtain such a source.

At December 31, 2007, we had $1,684 of cash and cash equivalents as compared to $7,667 of cash and cash equivalents at December 31, 2006 to meet our immediate short-term liquidity requirements. As noted earlier in this report, we have been unsuccessful in pursing revenues with our investment properties the majority of these properties were acquired in an asset purchase from Seashore Investment Company, Inc. a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and or were assets that underperformed. These properties were incapable of generating sufficent revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. The difference in our cash position from December 31, 2007 to December 31, 2006 has been the inability of the remaining assets to generate necessary revenues.  The cash position would have been substantially worst had management not agreed to defer compensation. As a result of the problems with our properties, our ability to raise capital was met with failure in several instances prior to and during the reporting period. At the date of this annual report, the Company has essentially ceased operations and is not a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities.  Net cash used by operating activities was $16,133 for the fiscal year ended December 31, 2007 comparable to net cash used by operating activities of $940,015 for the fiscal year ended December 31, 2006.

Cash Flows from Investing Activities. Net cash from investing activities amounted to $4,932 for the fiscal year ended December 31, 2007 compared to net cash used investing activities in the amount of $242,868 for the fiscal year ended December 31, 2006.

Cash Flows from Financing Activities. Cash used in financing activities amounted to $-0- for the fiscal year ended December 31, 2007 compared to $39,854 for the fiscal year ended December 31, 2006.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets – Years Ended December 31, 2007 and 2006

F-3	Statements of Operations – Years Ended December 31, 2007 and 2006

F-4	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and December 31, 2006

F-5	Statements of Cash Flows - Years Ended December 31, 2007 and 2006

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Secured Diversified Investment, LTD

We have audited the accompanying balance sheets of Secured Diversified Investment, LTD as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Diversified Investment, LTD as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $9,026,256 and reported a net loss of $309,066, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 8, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SECURED DIVERSIFIED INVESTMENT, LTD.
Balance Sheets

ASSETS
	December 31, 2007	December 31, 2006

CURRENT ASSETS

Cash and cash equivalents	$1,684	$7,667
Prepaid expenses	-	10,907
Net assets held for sale	18,612	23,544
Real estate investments	200,000	500,000
Assets from discontinued operations	-	1,109,167

Total Current Assets	170,296	1,651,285

TOTAL ASSETS	$170,296	$1,651,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$173,745	$27,138
Accrued expenses	154,741	187,722
Accrued payroll liabilities	90,426	3,465
Liabilities from discontinued operations	-	1,322,512

Total Current Liabilities	418,912	1,540,837

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, -0- and 18,201 shares issued and outstanding, respectively	-	182
Common stock, $0.001 par value, 50,000,000 shares authorized, 162,862 and 144,841 shares issued and outstanding, respectively	163	145
Unissued shares	5,830	5,830
Additional paid-in capital	8,818,647	8,818,481
Accumulated deficit	(9,023,256)	(8,714,190)

Total Stockholders' Equity (Deficit)	(248,616)	110,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$170,296	$1,651,285

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Operations

	For the Years Ended December 31,
	2007	2006

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	411,859	919,599

Total Operating Expenses	411,859	919,599

INCOME (LOSS) FROM OPERATIONS	(411,859)	(919,599)

OTHER EXPENSES

Impairment loss	(300,000)	(248,137)
Interest expense	(6,144)	(1,888)
Gain on disposal of equity investment	-	33,803
Debt forgiveness	-	268,768
Other income (expense)	11,639	(161,517)

Total Other Expenses	(294,505)	(108,971)

NET INCOME FROM CONTINUING OPERATIONS	(706,364)	(1,028,570)

Discontinued operations	397,298	309,239

NET INCOME BEFORE TAXES	(309,066)	(719,331)

Income taxes	-	-

NET LOSS	$(309,066)	$(719,331)

BASIC LOSS PER COMMON SHARE	$(2.01)	$(7.85)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	153,852	91,642

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statement of Stockholders' Equity (Deficit)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-In	Unissued	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Deficit

Balance, December 31, 2005	17,774	$178	402	$4	12,500	$125	38,443	$38	$8,676,352	$125,000	$(7,994,859)

Shares to be issued for services	-	-	-	-	-	-	-	-	-	(125,000)	-

Shares issued for services, previously unissued	313	3	-	-	-	-	-	-	124,937	-	-

Shares cancelled	-	-	-	-	(12,500)	(125)	(102)	(0)	(378,623)	-	-

Shares issued for conversion ofseries C preferred stock	-	-	-	-	-	-	37,500	38	366,750	-	-

Shares to be issued for fractional shares adjustment	(288)	(3)	-	-	-	-	-	-	(5,694)	5,830	-

Shares issued for services	-	-	-	-	-	-	50,000	50	29,950	-	-

Shares issued to adjust for anti-dilution	-	-	-	-	-	-	19,000	19	(19)	-	-

Stock options expense	-	-	-	-	-	-	-	-	4,240	-	-

Net income (loss) for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	(719,331)

Balance, December 31, 2006	17,799	178	402	4	-	-	144,841	145	8,817,893	5,830	(8,714,190)

Conversion of preferred stock common stock	(17,799)	(178)	(402)	(4)	-	-	18,021	18	754	-	-

Net income (loss) for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(309,066)

Balance, December 31, 2007	-	$-	-	$-	-	$-	162,862	$163	$8,818,647	$5,830	$(9,023,256)

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006

OPERATING ACTIVITIES

Net income (loss)	$(309,066)	$(719,331)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Impairment of real estate	300,000	248,137
Shares to be issued	-	5,830
Gain on settlement of debt and litigation	-	(302,409)
Shares issued officers	-	18,000
Shares cancelled	-	(11,250)
Options granted	-	4,240
Changes in operating assets and liabilities:
Prepaid expenses	10,907	(1,133)
Other assets	-	16,961
Accounts payable and accrued expenses	113,628	(316,034)
Payroll liabilities	86,961	2,459

Net Cash Used by Operating Activities of Continuing Operations	202,430	(1,054,530)
Net Cash Used by Operating Activities of Discontinued Operations	(218,563)	114,515
Net Cash Used by Operating Activities	(16,133)	(940,015)

INVESTING ACTIVITIES

Investment in real estate	-	(200,000)
Assets held for sale	4,932	-

Net Cash Used by Investing Activities of Continuing Operations	4,932	(200,000)
Net Cash Used by Investing Activities of Discontinued Operations	-	(42,868)
Net Cash Used (Provided by) by Investing Activities	4,932	(242,868)

FINANCING ACTIVITIES

Net Cash Used by Financing Activities of Continuing Operations	-	-
Net Cash Used by Financing Activities of Discontinued Operations	-	(39,854)
Net Cash Used by Financing Activities	-	(39,854)

NET DECREASE IN CASH	(11,201)	(1,222,737)

CASH AT BEGINNING OF PERIOD	12,885	1,230,404

CASH AT END OF PERIOD	$1,684	$7,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$30,394	$88,906
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company settled following debts through transfer of property/ownership interest as of December 31, 2007:

Mortgage note payable	$370,000	$-
Mortgage note payable	$646,340	$-
Mortgage note payable	$110,000	$-
Mortgage note payable - related party	$71,630	$-
Mortgage note payable - related party	$67,000	$-

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2007 and 2006

NOTE 1 – Basis of presentation and Going Concern

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $9,023,256 as of December 31, 2007.  The Company reported net loss of $309,066 at December 31, 2007. The Company has no cash reserves to pay its existing obligations and has exhausted all possibilities in efforts to raise the necessary capital to meet its obligations for the next 12 months.  Since our inception we have been unsuccessful in pursing revenues with our investment properties.  Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming.  These properties were incapable of generating adequate revenues.  A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties.  The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases.  The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure.  As of September 30, 2007, the Company discontinued its Katella & DCB (real estate) operations.  Katella Center and Campus Drive have been disposed in exchange for settlement of debt.  (See note 5 & 10).  While management continues with efforts to find business partners, it is unlikely that we will succeed.

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

NOTE 2 – Nature of Operations

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

NOTE 3 – Significant Accounting Policies

Reclassifications.  Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Income (Loss) per share. Basic loss per share is based on the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  At December 31, 2007 and 2006, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

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

For the years ended December 31, 2007, and 2006 all of the Company’s investment properties are located in Arizona. Properties in Arizona do not contribute to the income or expense stream of the Company.

Investment in real estate.

The Company reports its investment in real estates at historical cost.  Those properties were acquired with the intention that when the value of properties will appreciate the Company will sell its share in those properties. The Company used cost method of accounting based on SOP 78-9 paragraph .08 which states that

“The division believes that the accounting recommendations for use of the equity method of accounting for investments in general partnerships are generally appropriate for accounting by limited partners for their investments in limited partnerships. A limited partner's interest may be so minor that the limited partner may have virtually no influence over partnership operating and financial policies. Such a limited partner is, in substance, in the same position with respect to the investment as an investor that owns a minor common stock interest in a corporation, and, accordingly, accounting for the investment using the cost method may be appropriate.”

Recent accounting pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 12/15/08.  The Company believes the implementation of this standard will have no effect on our financial statements.

NOTE 4 – Real Estate Investments

At December 31, 2007, the Company held investments in two separate properties (see Note 3 Significant Accounting Policies – Segment Reporting).  These properties do not contribute to the income or expense stream of the Company.

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances.  Because of the slow down of the real estate market and decline in value of properties the Company impaired its investment in Paradise Valley, Arizona property from $300,000 to $150,000 and recorded an impairment loss of $150,000.  Additionally, the Company has impaired its Phoenix Cactus Street property 100% recording an impaired loss of $200,000.  In light of the current real estate market and projected trends, the Company does not see recovery of these investments in the foreseeable future.

NOTE 5 – Related Party Transactions

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

As at December 31, 2007, the Company eliminated the operations and cash flows of DCB from its ongoing operations and it is not involved in the continuing operations of DCB and reported as discontinued operations in the accompanying financial statements.

NOTE 6 – Mortgages Payable

As of December 31, 2007, the Company settled its mortgages payable as follows:.

1. Mortgage note payable $370,000

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

2. Mortgage note payable $646,340

The Company had note payable of $646,340 with 8% interest and maturity date of February 2, 2013. The note was secured on 1st trust deed on the 5030 Campus (DCB) property. The note was settled as part of transfer of interest in DCB to Suttefiled (See note 5).

3. Mortgage note payable $110,000

The Company had note payable of $110,000 with 8% interest and maturity date of February 4, 2008. The note was secured on 2nd trust deed on the 5030 Campus (DCB) property. The note was settled as part of transfer of interest in DCB to Suttefiled (See note 5).

NOTE 7 – Mortgages Payable – Related Parties

The Company had note payable of $71,630 and $67,000 to a related party Wayne Sutterfiled. The notes had 8% interest and matured on December 31, 2006 and February 17, 2007 respectively. Both the notes were secured by trust deed on 5030 Campus (DCB) property respectively. The Company was in default on the notes payment including interest. On October 17, 2007, the Company transferred its 100% interest in DCB property to its minority shareholder Wayne Sutterfiled in full settlement of its note payable including interest (See note 5).

NOTE 8 – Stock Options

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

As of December 31, 2006, the following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Agregate Intrinsic Value
Outstanding at December 31, 2005	-	$ -	$ -
Granted	7,500	$0.01	-
Forfeited	-	-	-
Exercised	-	-	-
Expired	(7,500)
Outstanding at December 31, 2006	-	$ -	$ -

As of December 31, 2006 the Company recorded $4,240 in stock options expense.
The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 0.6 years and expected volatility of 100%.

NOTE 9 – Warrants

At December 31, 2007, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

	Warrants Outstanding	Aggregate Intrinsic Value
Outstanding at December 31, 2006	400,000	$ -
Granted
Forfeited	-
Exercised	-
Outstanding at December 31, 2007	400,000	$ -

Following is a summary of the status of warrants outstanding at December 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.50 - $2.00	400,000	2 years	$ 1.25	400,000	$1.25

The fair value was calculated using the Black-Scholes option pricing model assuming no dividends, a risk-free interest rate of 6.5%, an expected life of 5 years and expected volatility of 100%.

NOTE 10 – Loss Per Share

Following is a reconciliation of net income (loss) and weighted average number of shares outstanding, in the computation of income (loss) per share for the years ended December 31, 2007 and 2006.

	2007	2006
Net income (loss)	$(309,066)	$(719,331)
Less preferred stock dividends	-	-

Net income (loss) available to common shareholders	$(309,066)	$(719,331)

Basic weighted average shares outstanding	153,852	91,642
Dilutive potential common shares	-	-
Diluted weighted average shares outstanding	153,852	91,642

Basic weighted net income (loss) per share	$(2.01)	$(7.85)
Basic and diluted net income (loss) per share	$(2.01)	$(7.85)

Potential common shares excluded from diluted
weighted average shares outstanding because of
their anti-dilutive nature:
Convertible Series A, B and C preferred stock	-	-
and warrants granted, not yet exercised	-	-
	-	-

NOTE 11 - Litigation

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

This matter has been settled as of April 5, 2007. On January 5, 2007, the Company entered into a Confidential Settlement and General Release Agreement (the “Settlement Agreement”) with Mr. Clifford L. Strand to resolve litigation in the matters of Clifford L. Strand v. Secured Diversified Investment, Ltd. (case no. 06CC02350) in the Superior Court of California, County of Orange, as well as other claims involving Mr. Strand and our company as set forth in the Agreement. The Settlement Agreement with Mr. Strand provides that a stipulation and order of disbursement will be filed on the remaining $89,998 as follows: $80,000 to Mr. Strand and $9,998 to our company. In addition, Mr. Strand expressly waived any and all rights he may have had in connection with reemployment with our company, and agreed to refrain from pursuing complaints against our company and our officers and directors in any court or government agency. Further, Mr. Strand granted an irrevocable proxy in connection with any shares of stock beneficially owned by him.

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

NOTE 12 - Discontinued Operations

As of December 31, 2007 the Company discontinued following operations:

1. Katella Center

On October 8, 2007 the Board of Directors of the Company approved to sign the Deed and Lieu of Foreclosure on the Katella Center.

On October 23, 2007 the Grant Deed in Lieu of Foreclosure was assigned in full satisfaction of all obligations secured by the deed of trust including note payable of $370,000 with any accrued and unpaid interest thereon.

As of December 31, 2007, the Company has eliminated the operations and cash flows of Katella Center from its ongoing operations and it is not involved in the continuing operations of Katella Center and reported as discontinued operations in the accompanying financial statements.

2. 5030 Campus (DCB) Property

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

As of December 31, 2007, the Company has eliminated the operations and cash flows of DCB from its ongoing operations and it is not involved in the continuing operations of DCB and reported as discontinued operations in the accompanying financial statements.

3. Secured Lending

During 2006 the Company established a new wholly owned subsidiary, Secured Lending, LLC, to engage in mortgage banking activities in the state of Arizona. The new subsidiary was incorporated on June 15th, 2006 and it began funding loans in July. However, Secured Lending was not able to sustain its mortgage banking activities and these relationships were mutually terminated. The Company discontinued its mortgage banking activity at December 31, 2006. The Company recognized a loss of $153,672 as a result of discontinued operations and recorded net assets held for sale of $23,544 at December 31, 2006.  During 2007 the Company recognized a loss of $6,547 as a result of discontinued operations and recorded net assets held for sale of $19,129 in the accompanying financial statements.

NOTE 13 – Forgiveness of Debt

During 2006 the Company recorded debt forgiveness of $268,768 against reversal of various old debts which passed statute of limitations.

NOTE 14 –Stockholders’ Equity

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

During the year ended December 31, 2007 and 2006, the Company had the following equity transaction:

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

On September 24, 2007, the Company converted it Series A and Series B preferred shares to common stock.  The total outstanding shares of Series A preferred stock, 355,978 shares, where converted to 352,453 shares of common stock at a conversion ratio of 1:1.01.  The total outstanding shares of Series B preferred stock, 8,044 shares, were converted to 7,954 shares of common stock at a conversion ratio of 1:1.01.  The conversion increased the total number of common shares outstanding from 2,896,820 to 3,257,237.

On October 24, 2007, the Company completed a 20 to 1 reverse stock split of its outstanding common shares thereby reducing its outstanding common shares from 3,257,237 to 162,862.

NOTE 15-   Income Taxes

No provision was made for Federal income tax for the year ended December 31, 2007 and 2006, since the Company had significant net operating loss. For the year ended December 31, 2007, the Company incurred net loss carry forward for tax purposes of $9,023,256. However, for the year ended December 31, 2005 the Company incurred net loss carry forward for tax purposes of approximately $2,990,000.  The net operating losses carry forwards may be used to reduce taxable income through the year 2025.   The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2007 is approximately $3,067,907.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:
	December 31, 2007	December 31, 2006
Deferred tax asset	$3,067,907	$2,962,825
Net operating losses	(3,067,907)	(2,962,825)
Less: valuation allowance	$-	-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(34) %	(34) %
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

NOTE 16-   Subsequent Events

The comany has borrowed $40,000 to pay for the filing of the Annual Report and other related expenses and costs.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2007:

•	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy our internal controls until we are able to locate another business opportunity, or receive financing to hire additional employees.  At this time, we are effectively not a going concern.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2007 and their present positions.

Name	Age	Position Held with the Company
Jan Wallace	52	Director
Munjit Johal	52	Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our significant employees, executive officers and directors.

Ms. Wallace is our director. She is also serving as the President, CEO and Director of Davi Skin, Inc., a public company. She is also the President of Wallace Black Financial & Investment Services, a private consulting company to private and public companies and individuals for business, financial and Investment strategies. Ms. Wallace has served as the President and CEO of three public companies listed on the Over-The-Counter Bulletin Board: MW Medical (predecessor in interest of Davi Skin, Inc.) from 1998 to 2001; Dynamic and Associates, Inc.; and Claire Technologies, Inc. from 1994 to 1995. From 1987 to 1996, Ms. Wallace was associated with four Canadian companies: Active Systems as Executive Vice President; The Heafey Group, as financial consultant; Mailhouse Plus, Ltd., owner and President; and Pitney Bowes, first female sales executive. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

Munjit Johal is our CEO, CFO and Director.  Mr. Johal has broad experience in accounting, finance and management in the public sector. Since 2002, Mr. Johal has served as the Chief Financial Officer for Secured Diversified Investment, Ltd. and is also serving as the Chief Financial Officer of Makeup.com, Ltd.  Since 1998, Mr. Johal has served as the Chief Financial Officer for Dippy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr. Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

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

Committees

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, Stock Plan Committee, or any other committees. There has been no need to delegate functions to these committees in our present financial circumstance.

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

For the fiscal year ending December 31, 2007, the board of directors:

▪	Reviewed and discussed the audited financial statements with management, and

▪	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We have no significant employees other than our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5

(and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jay Kister	0	0	0
Peter Richman	0	0	0
Jan Wallace	0	0	0
Munjit Johal	0	0	0

Code of Ethics Disclosure

As of December 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jan Wallace(1) Former President,CEO	2007 2006	180,000 180,000		600,000
Munjit Johal(2) President, CEO and CFO	2007 2006	84,000 84,000		200,000
(1)
Effective January 17, 2008, Ms. Jan Wallace resigned from all positions as officer of our company. Ms. Wallace is still a member of our board of directors. Ms. Wallace did not obtain any payment for her services in 2007; all such monies noted in “salary” are being accrued by the company.

(2)
On January 17, 2008, our board of directors appointed Mr. Munjit Johal to serve as a member of the board of directors and shall serve until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws. Also on January 17, 2008, our board of directors appointed Mr. Munjit Johal to act as our President and Chief Executive Officer. Mr. Johal did not obtain any payment for her services in 2007; all such monies noted in “salary” are being accrued by the company.

Narrative Disclosure to the Summary Compensation Table

Options

The Board of Directors administers our stock option plan which provides for the granting of rights to purchase shares to our directors (including non-employee directors), executive officers, key employees, and outside consultants. The Board of Directors sets the vesting period and exercise price per issuance basis as determined by the purpose of the individual issuance.

Employment Agreements

On January 16, 2008, we extended an employment agreement to Mr. Johal to serve as our President and Chief Executive Officer with a salary of $3,000 and 5,000 shares of our common stock per month. We also owe Mr. Johal certain monies under a prior employment agreement and certain reimbursements.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

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
Jan Wallace
Munjit Johal

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Richman Former Director(1)	-	-	-	-	-	-	-
Jay Kister Director(2)	-	-	-	-	-	-	-
(1) Effective January 7, 2008, Dr. Peter Richman resigned as a member of our board of directors
(2) Effective January 15, 2008, Mr. Jay Kister resigned as a member of our board of directors.

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our outstanding common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the outstanding shares of our common stock and by the executive officers and directors as a group. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class(1)
Executive Officers & Directors:
Common	Jan Wallace(2) 5205 East Lincoln Drive Paradise Valley, Arizona 85253	430,000 shares	27.3%
Common	Munjit Johal 5030 Campus Drive Newport Beach, California 92663	10,000 shares	6.1%
Total of All Directors and Executive Officers: Common		1,200,000 shares	32.9%
More Than 5% Beneficial Owners:
Common	Kelly Black 7349 N. Scottsdale Road #515 Scottsdale, Arizona 85283	201,250 shares	6.2%
Common	Donald Schwall 8326 Geary Boulevard San Francisco, California 94121	400,000 shares	12.3%

(1)
The percentage shown is based on denominator of 162,862 shares of common stock issued and outstanding for the company as of October 5, 2007, plus the particular beneficial owner’s right to acquire common stock exercisable within 60 days.

(2)	Includes 600,000 shares of Common Stock held in her name and warrants to purchase 400,000 shares of Common Stock held in Wallace Black Financial & Investment Services.
(3)	Includes 5,000 shares of Common Stock held in his name and 998 shares held in joint tenancy with his wife Alicia Kister.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent of our common stock.

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

On October 25, 2007, we signed an agreement conveying our 53.8% membership interest in Diversified Commercial Brokers, LLC (“DCB”) to the Sutterfield Family Trust and Wayne Sutterfield (together, “Sutterfield”). Mr. Sutterfield is a former director of the company. The primary asset of DCB is an 8,685 square foot office building located at 5030 Campus Drive in Newport Beach, California 92660 (the “Campus Property”). In exchange for the sale of our membership interest in DCB, we received: (a) an indemnity on certain obligations pertaining to the Campus Property, including a ground lease, first and second trust deeds, and property taxes; and (b) a release from Sutterfield on any debt we owe, including two promissory notes in the principal amount of $138,630.32 and all accrued interest thereon.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Promissory Note
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $20,500 and $9,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $13,465 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

By:	/s/ Munjit Johal
Munjit Johal Chief Executive Officer, President, and Director April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jan Wallace	By:	/s/ Munjit Johal
	Jan Wallace Director April 14, 2008		Munjit Johal Director April 14, 2008