Form 10-Q
period 2008-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-05-20
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  162,862 as of March 31, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007;
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from December 31, 2005 to March 31, 2008
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007;
F-5	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Balance Sheets

ASSETS
	March 31, 2008	December 31, 2007

CURRENT ASSETS

Cash and cash equivalents	$1,086	$1,684
Net assets held for sale	18,612	18,612
Real estate investments	150,000	200,000

Total Current Assets	169,698	220,296

TOTAL ASSETS	$169,698	$220,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$173,740	$173,747
Accrued expenses	163,954	154,741
Accrued payroll liabilities	90,426	90,426

Total Current Liabilities	428,120	418,914

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 2,500,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 162,862 shares issued and outstanding	163	163
Unissued shares	5,830	5,830
Additional paid-in capital	8,818,647	8,818,647
Accumulated deficit	(9,083,062)	(9,023,258)

Total Stockholders' Equity (Deficit)	(258,422)	(198,618)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$169,698	$220,296

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Operations

	For the Three Months Ended March 31,
	2008	2007

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	9,804	102,535

Total Operating Expenses	9,804	102,535

INCOME (LOSS) FROM OPERATIONS	(9,804)	(102,535)

OTHER EXPENSES

Impairment loss	(50,000)	-
Interest expense	-	(1,944)
Gain on settlement of debt	-	9,998
Other income (expense)	-	(3,305)

Total Other Expenses	(50,000)	4,749

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(59,804)	(97,786)

Discontinued operations	-	(6,031)

NET INCOME (LOSS) BEFORE TAXES	(59,804)	(103,817)

Income taxes	-	-

NET INCOME (LOSS)	$(59,804)	$(103,817)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.37)	$(0.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	162,862	144,841

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statement of Stockholders' Equity (Deficit)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-In	Unissued	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Deficit

Balance, December 31, 2005	17,774	$178	402	$4	12,500	$125	38,443	$38	$8,676,352	$125,000	$(7,994,859)

Shares to be issued for services	-	-	-	-	-	-	-	-	-	(125,000)	-

Shares issued for services, previously unissued	313	3	-	-	-	-	-	-	124,937	-	-

Shares cancelled	-	-	-	-	(12,500)	(125)	(102)	(0)	(378,623)	-	-

Shares issued for conversion of series C preferred stock	-	-	-	-	-	-	37,500	38	366,750	-	-

Shares to be issued for fractional shares adjustment	(288)	(3)	-	-	-	-	-	-	(5,694)	5,830	-

Shares issued for services	-	-	-	-	-	-	50,000	50	29,950	-	-

Shares issued to adjust for anti-dilution	-	-	-	-	-	-	19,000	19	(19)	-	-

Stock options expense	-	-	-	-	-	-	-	-	4,240	-	-

Net income (loss) for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	(719,331)

Balance, December 31, 2006	17,799	178	402	4	-	-	144,841	145	8,817,893	5,830	(8,714,190)

Conversion of preferred stock common stock	(17,799)	(178)	(402)	(4)	-	-	18,021	18	754	-	-

Net income (loss) for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(309,066)

Balance, December 31, 2007	-	-	-	-	-	-	162,862	163	8,818,647	5,830	(9,023,256)

Net income (loss) for three months ended March 31, 2008 (unaudited)	-	-	-	-	-	-	-	-	-	-	(59,806)

Balance, March 31, 2008 (unaudited)	-	$-	-	$-	-	$-	162,862	$163	$8,818,647	$5,830	$(9,083,062)

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Cash Flows

	For the Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(59,804)	$(103,934)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and Amortization	-	7,430
Bad debt expense	-	(1,449)
Minority Interest	-	(7,460)
Loss from discontinued operations	-	6,031
Gain on settlement of debt	-	(9,998)
Impairment of real estate	50,000	-
Prepaid expenses	-	(4,659)
Accounts payable and accrued expenses	9,206	81,649
Accrued interest added to note payable	-	7,938
Payroll liabilities	-	19,142

Net Cash Used by Operating Activities	(598)	(5,310)

INVESTING ACTIVITIES

Increase in restricted cash	-	144

Net Cash Used (Provided by) by Investing Activities	-	144

FINANCING ACTIVITIES

Increase in restricted cash	-	(4,967)

Net Cash Used by Financing Activities	-	(4,967)

NET DECREASE IN CASH	(598)	(10,133)

CASH AT BEGINNING OF PERIOD	1,684	12,885

CASH AT END OF PERIOD	$1,086	$2,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

Since our inception, we have been unsuccessful in pursing revenues with our investment properties, the majority of which were acquired in an asset purchase from Secured Diversified Investment Company, a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and /or were assets that underperformed. These properties were incapable of generating sufficient revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs, and the Cannery, had to be sold to continue meeting our operational expenses, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets. At the date of this report, these underperforming properties have been disposed.  We have exhausted all available venues to raise capital and therefore will not be able to continue as a going concern.  The Company has effectively ceased operations.

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

The current real estate tax rate for the Lincoln Drive property is unknown at this time. Property taxes due for the Lincoln Drive property for the 2007 tax year were $6,158. We are not responsible for the payment of taxes.

In light of the ongoing economic downward trend, the real estate market has been one of the sectors greatly affected.  This sector has experienced a consistent decline downward for the past year.  According we have impaired our investment by $150,000 to $150,000.  If this sector does not improve we may have to impair it further.

Cactus Road Property

On February 15, 2006, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. We acquired our interest for $200,000 from Ms. Jan Wallace, our director, who holds the remaining 66 2/3% ownership in the property. Currently, the property is subject to a first trust deed held by Chase Manhattan Mortgage with a principal balance of $529,950. There are no ground leases on the property.

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

The property was repaired and renovated at a cost of $46,950, which included a complete repair and replacement of the roof, electrical retrofitting, plumbing repairs, HVAC repairs renovation and remodelling of the kitchen area to accommodate new tenants. Ms. Wallace will be responsible for these costs. The property is adequately covered by insurance.

The property is currently in foreclosure and there is a potential short sale of the property being negotiated with the first trust deed holder.

Results of Operations for the three months ended March 31, 2008 and 2007

Comparison the three months ended March 31, 2008 and 2007.

Income. We recorded no income for either the three months ended March 31, 2008 or 2007 from our continuing operations. In our financial statements we reclassified our 2006 income for comparative purposes. We recorded $0 in discontinued operations for the three months ended March 31, 2008 as compared with $(6,031) for the same period ended 2007. Income from discontinued operations consists primarily of rental income from commercial properties pursuant to tenant leases. Our operations were discontinued because we were in default on both the Katella and Campus properties.  We disposed of the properties in exchange for satisfaction of the debt owed.

Operating Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. These expenses decreased by $92,731 to $9,804 for the three months ended March 31, 2008, compared to $102,535 for same period ended 2007. The decrease is attributable to the reduction of overhead including payroll, payroll taxes, office rent, professional fees, and the sale of poorly performing properties resulting in the reduction of leasing commissions, land lease payments, property taxes and related carrying costs.

Other Expenses. Because of the slowdown of the real estate market and decline in value of properties we impaired our investment in the Lincoln Drive property from $200,000 to $250,000 and recorded an impairment loss of $50,000 for the three months ended March 31, 2008.  In light of the current real estate market and projected trends, the Company does not see recovery of these investments in the foreseeable future.

Net Loss. We reported a net loss of $59,804 or $0.37 per share for the three months ended March 31, 2008 compared to a net loss of $103,817 or $0.72 per share for the three months ended March 31, 2007.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 2 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing or an adequate principal source of financing and it does not appear likely that we will be able to obtain such a source.

At March 31, 2008, we had $1,086 of cash and cash equivalents to meet our immediate short-term liquidity requirements. As noted earlier in this report, we have been unsuccessful in pursing revenues with our investment properties the majority of these properties were acquired in an asset purchase from Seashore Investment Company, Inc. a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and or were assets that underperformed. These properties were incapable of generating sufficient revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets.

At the date of this quarterly report, the Company has essentially ceased operations and is not a going concern. We are not likely to raise capital and therefore are forced to consider other business opportunities.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used by operating activities was $(598) for the three months ended March 31, 2008 comparable to net cash used by operating activities of $(5,310) for the same period ended March 31, 2007.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $0 for the three months ended March 31, 2008 compared to the $144 for same period ended March 31, 2007.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $1,086 for the three months ended March 31, 2008 compared to $2,752 for the same period ended March 31, 2007.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Munjit Johal.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was not effective as of March 31, 2008 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at March 31, 2008: The Company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Secured Diversified Investment, Ltd.

Date:	May 19, 2008

By: /s/ Munjit Johal Munjit Johal Title: Chief Executive Officer, Chief Financial Officer and Director