Form 10-Q
period 2008-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-08-19
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-30653

Secured Diversified Investment, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3416 Via Lido, Suite F Newport Beach, CA 92263
(Address of principal executive offices)

949 851-1069
(Issuer’s telephone number)

12202 North Scottsdale Road, Phoenix, AZ 85054
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 162,862 common shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 and 2007 (unaudited);

F-2	Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited);

F-3	Statement of Stockholders' Equity (Deficit)

F-4	Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007

CURRENT ASSETS

Cash and cash equivalents	$15,428	$1,684
Net assets held for sale	18,612	18,612
Real estate investments	150,000	200,000

Total Current Assets	184,040	220,296

TOTAL ASSETS	$184,040	$220,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$351,869	$173,747
Accrued expenses	229,417	154,741
Accrued payroll liabilities	90,426	90,426

Total Current Liabilities	671,712	418,914

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 2,500,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 162,862 shares issued and outstanding	163	163
Unissued shares	5,830	5,830
Additional paid-in capital	8,818,647	8,818,647
Accumulated deficit	(9,312,312)	(9,023,258)

Total Stockholders' Equity (Deficit)	(487,672)	(198,618)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$184,040	$220,296

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD
Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	226,194	155,696	235,998	259,680

Total Operating Expenses	226,194	155,696	235,998	259,680

INCOME (LOSS) FROM OPERATIONS	(226,194)	(155,696)	(235,998)	(259,680)

OTHER INCOME AND EXPENSE

Interest expense	(3,056)	(4,718)	(3,056)	(6,661)
Impairment expense	-	-	(50,000)	-
Gain on settlement of debt	-	-	-	9,998
Other income (expense)	-	3,351	-	1,696

Total Other Expenses	(3,056)	(1,367)	(53,056)	5,033

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	(229,250)	(157,063)	(289,054)	(254,647)

Discontinued operations	-	(13,617)	-	(21,195)

NET INCOME (LOSS) BEFORE TAXES	(229,250)	(170,680)	(289,054)	(275,842)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(229,250)	$(170,680)	$(289,054)	$(275,842)

BASIC INCOME (LOSS) PER
COMMON SHARE	$(1.41)	$(1.18)	$(1.77)	$(1.90)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	162,862	144,841	162,862	144,841

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statement of Stockholders' Equity (Deficit)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-In	Unissued	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Deficit

Balance, December 31, 2005	17,774	$178	402	$4	12,500	$125	38,443	$38	$8,676,352	$125,000	$(7,994,859)

Shares to be issued for services	-	-	-	-	-	-	-	-	-	(125,000)	-

Shares issued for services, previously unissued	313	3	-	-	-	-	-	-	124,937	-	-

Shares cancelled	-	-	-	-	(12,500)	(125)	(102)	(0)	(378,623)	-	-

Shares issued for conversion of series C preferred stock	-	-	-	-	-	-	37,500	38	366,750	-	-

Shares to be issued for fractional shares adjustment	(288)	(3)	-	-	-	-	-	-	(5,694)	5,830	-

Shares issued for services	-	-	-	-	-	-	50,000	50	29,950	-	-

Shares issued to adjust for anti-dilution	-	-	-	-	-	-	19,000	19	(19)	-	-

Stock options expense	-	-	-	-	-	-	-	-	4,240	-	-

Net income (loss) for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	(719,333)

Balance, December 31, 2006	17,799	178	402	4	-	-	144,841	145	8,817,893	5,830	(8,714,192)

Conversion of preferred stock common stock	(17,799)	(178)	(402)	(4)	-	-	18,021	18	754	-	-

Net income (loss) for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(309,066)

Balance, December 31, 2007	-	-	-	-	-	-	162,862	163	8,818,647	5,830	(9,023,258)

Net income (loss) for six months ended June 30, 2008 (unaudited)	-	-	-	-	-	-	-	-	-	-	(289,054)

Balance, June 30, 2008 (unaudited)	-	$-	-	$-	-	$-	162,862	$163	$8,818,647	$5,830	$(9,312,312)

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD
Statements of Cash Flow

	For the Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(289,054)	$(275,842)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and Amortization	-	14,860
Bad debt expense	-	(1,624)
Minority Interest	-	-
Loss from discontinued operations	-	4,932
Gain on settlement of debt	-	(9,998)
Impairment of real estate	50,000	-
Increase (decrease) in assets and liabilities:
Prepaid expenses	-	4,197
Accounts payable and accrued expenses	207,798	203,545
Accrued interest added to note payable	-	15,917
Payroll liabilities	-	41,748

Net Cash Used by Operating Activities	(31,256)	(2,265)

INVESTING ACTIVITIES

Increase in restricted cash	-	287

Net Cash Used (Provided by) by Investing Activities	-	287

FINANCING ACTIVITIES

Proceeds from notes payable	45,000	1,600
Payments on mortgage payable	-	(9,848)

Net Cash Used by Financing Activities	45,000	(8,248)

NET DECREASE IN CASH	13,744	(10,226)

CASH AT BEGINNING OF PERIOD	1,684	12,885

CASH AT END OF PERIOD	$15,428	$2,659

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, INC.
Notes to Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

On June 26, 2008, we were served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”), Case No. 08-16332.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On June 26, 2008, we were served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”), Case No. 08-16332.   The bankruptcy court’s Order for Relief was entered on July 30, 2008.  During the pendency of our chapter 11 bankruptcy case, we intend to continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

At the beginning of the reporting period, we held an interest in two properties known as the Cactus Road Property and the Lincoln Drive Property.  The following sets forth the current status of each property.

Cactus Road Property

On February 15, 2006, we acquired a 33 1/3% tenant-in-common interest in property located at 12202 North Scottsdale Road, Phoenix, Arizona 85054. We acquired our interest for $200,000 from Ms. Jan Wallace, our director, who holds the remaining 66 2/3% ownership in the property.

The property was subject to a first trust deed held by Chase Manhattan Mortgage with a principal balance of $529,950.  Last quarter we reported that the property was in foreclosure with a potential short sale in negotiation with Chase Manhattan.   A short sale was not possible, and in June 2008, Chase Manhattan foreclosed on the property.  Since we were not a party to the deed of trust, we are not liable for a deficiency on the property in ongoing bankruptcy proceedings.

Lincoln Drive Property

Our only remaining asset, which is now part of the bankruptcy estate, is a 25% tenant -in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. We acquired our 25% interest from Fazoql, Inc. as a joint venture investment with Fazoql and Willowpoint, LLC, an Arizona limited liability company. Fazoql had previously obtained a 50% interest from Willowpoint, which retained a 50% ownership interest in the property. We then obtained our 25% interest directly from Fazoql. Patrick McNevin, a former member of our board of directors, is President of Fazoql. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of approximately $852,146 bearing an annual interest rate of 6.5% per annum. The loan matures May 1, 2010.

The future of our interest in this property is subject to further bankruptcy proceedings.

Results of Operations for the three and six months ended June 30, 2008 and 2007

Comparison the three and six months ended June 30, 2008 and 2007.

Income. In our financial statements we reclassified our 2006 income for comparative purposes. We recorded a loss in continued operations of $113,623 for the three months ended June 30, 2008, compared with a loss in continued operations of $157,062 for the three months ended June 30, 2007.  We recorded a loss in continued operations of $173,427 for the six months ended June 30, 2008, compared with a loss in continued operations of $254,647 for the six months ended June 30, 2007.

We recorded $0 in discontinued operations for the three months ended June 30, 2008 as compared with a loss in discontinued operations of $13,617 for the same period ended 2007. We recorded $0 in discontinued operations for the six months ended June 30, 2008 as compared with a loss in discontinued operations of $21,195 for the same period ended 2007. Income from discontinued operations consists primarily of rental income from commercial properties pursuant to tenant leases. Our operations were discontinued because we were in default on both the Katella and Campus properties.  We disposed of the properties in exchange for satisfaction of the debt owed.

Operating Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. We had operating expenses of $110,567 for the period ended June 30, 2008 compared with $155,696 for the three months ended June 30, 2007.  We had operating expenses of $170,372 for the six months ended June 30, 2008 compared with $259,680 for the six months ended June 30, 2007.

Other Expenses. We reported other expenses of $3,056 for the three months ended June 30, 2008 compared with $4,718 for the three months ended June 30, 2007.  We reported other expenses of $3,056 for the six months ended June 30, 2008 compared with other income of $5,033 for the six months ended June 30, 2007.

Net Loss. We reported a net loss of $113,623 or $0.70 per share for the three months ended June 30, 2008 compared to a net loss of $170,679 or $1.08 per share for the three months ended June 30, 2007. We reported a net loss of $173,427 or $1.06 per share for the six months ended June 30, 2008 compared to a net loss of $275,843 or $1.76 per share for the six months ended June 30, 2007.

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

At June 30, 2008, we had $15,428 of cash and cash equivalents to meet our immediate short-term liquidity requirements. We have been unsuccessful in pursing revenues with our investment properties the majority of these properties were acquired in an asset purchase from Seashore Investment Company, Inc. a related party. Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, became impaired and or were assets that underperformed. These properties were incapable of generating sufficient revenues. A major contributing factor to the lack revenues from these properties was high-cost ground lease obligations underlying these properties. The assets that were cash-producing such as the Decatur Center, Spencer Springs and the Cannery, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired and underperforming assets.

At the date of this quarterly report, the Company has essentially ceased operations and is not a going concern. We are in currently in bankruptcy proceedings.

Cash Flows from Operating Activities

Net cash used by operating activities was $(31,256) for the six months ended June 30, 2008 comparable to net cash used by operating activities of $(2,266) for the same period ended June 30, 2007.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $0 for the six months ended June 30, 2008 compared to the $287 for same period ended June 30, 2007.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $45,000 for the six months ended June 30, 2008 as a result of a third-party loan, compared to cash used by financing activities of $(8,248) for the same period ended June 30, 2007.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Munjit Johal.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was not effective as of June 30, 2008 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at June 30, 2008: The Company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On June 26, 2008, we were served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”), Case No. 08-16332.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Secured Diversified Investment, Ltd.

Date:	August 19, 2008

By: /s/Munjit Johal Munjit Johal Title: Chief Executive Officer and Director