Form 10-Q/A
period 2008-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-08-19
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Income. In our financial statements we reclassified our 2006 income for comparative purposes. We recorded a loss in continued operations of $229,250 for the three months ended June 30, 2008, compared with a loss in continued operations of $157,062 for the three months ended June 30, 2007.  We recorded a loss in continued operations of $289,054 for the six months ended June 30, 2008, compared with a loss in continued operations of $254,647 for the six months ended June 30, 2007.

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

Operating Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and accounting fees and costs associated with the acquisition and ownership of real properties. We had operating expenses of $226,194 for the period ended June 30, 2008 compared with $155,696 for the three months ended June 30, 2007.  We had operating expenses of $235,998 for the six months ended June 30, 2008 compared with $259,680 for the six months ended June 30, 2007.

Other Expenses. We reported other expenses of $3,056 for the three months ended June 30, 2008 compared with $1,367 for the three months ended June 30, 2007.  We reported other expenses of $53,056 for the six months ended June 30, 2008 compared with other income of $5,033 for the six months ended June 30, 2007.

Net Loss. We reported a net loss of $229,250 or $0.70 per share for the three months ended June 30, 2008 compared to a net loss of $170,680 or $1.08 per share for the three months ended June 30, 2007. We reported a net loss of $289,054 or $1.06 per share for the six months ended June 30, 2008 compared to a net loss of $275,842 or $1.76 per share for the six months ended June 30, 2007.

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