Form 10-Q
period 2008-09-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2008-11-19
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

949 851-1069
(Issuer’s telephone number)

__________________________________________
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 162,862 common shares as of November 17, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2008 (unaudited and December 31 2007;

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (unaudited);

F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited);

F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
 Consolidated Balance Sheet

ASSETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Cash and cash equivalents	14,741	1,684
Prepaid expenses	-	-
Real estate held for investment	150,000	$200,000
Net ssset held for sale	-	18,612
Total Assets	$164,741	$220,296

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	348,499	173,747
Accrued expenses	244,418	154,741
Payroll liabilities	90,426	90,426
Total Liabilities	$683,343	418,914

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.01 par value, 2,5000,000 shares authorized, -0- and -0- shares issued & outstanding, respectively	-	-
Common Stock, 100,000,000 shares authorized, $0.001 par value, 162,862 and 162,862 shares issued and outstanding, respectively	163	163
Additional paid in capital	8,818,647	8,818,647
Unissued shares	5,830	5,830
Accumulated Deficit	(9,343,242)	(9,023,258)
Total Stockholders' Deficit	(518,602)	(198,618)

Total Liabilities and Stockholder's Deficit	$164,741	$220,296

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD
Statements of Operations
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods ended September 30,
	2008	2007	2008	2007
REVENUES
Rental Income	$-	$-	$-	$-
Commission Income	-	-	-	-
Total Net Revenues	-	-	-	0

OPERATING EXPENSES
General and Administrative Expenses	12,318	109,665	248,316	386,618
Loss on impairment of property	0	100,000	50,000	100,000

Operating Loss	(12,318)	(209,665)	(298,316)	(486,618)

Other Income (expenses)
Interest Expense	0	(813)	(3,056)	(3,741)
Interest Income	-	-	-	-
Minority Interest	-	-	-	-
Impairment Loss
Other net income (expenses)	(18,612)	-	(18,612)	11,694
Total Other Income and (Expenses)	(18,612)	(813)	(21,668)	7,953

Loss from Continuing Operations	(30,930)	(210,478)	(319,984)	(478,666)

Discontinued Operations:
Income (loss) from discontinued operations
(including gain or (loss) on disposal)	0	402,279	0	398,259

NET INCOME (LOSS)	$(30,930)	$191,801	$(319,984)	$(80,407)

Basic income (loss) per common share, from discontinued operations	$-	$2.47	$-	$2.45

Basic loss per common share, from continued operations	$(0.19)	$(1.29)	$(1.96)	$(2.94)

Basic income (loss) per common share	$(0.19)	$1.18	$(1.96)	$(0.49)

Basic and diluted weight average shares	162,862	162,862	162,862	162,862

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD
Statements of Cash Flows
(Unaudited)

	For the Nine Month periods ended September 30,
	2008	2007
Cash flows from operating activities:
Net Loss	$(319,984)	$(80,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares cancelled	-	-
Shares to be issued	-	-
Gain on settlement of debt and litigation	-	(9,998)
Impairment loss	50,000	100,000
Increase (decrease) in assets and liabilities:
Prepaid expenses	-	(9,882)
Other assets	-	-
Asset held for sale	18,612	4,932
Payroll liabilities	-	64,355
Accounts payable, accrued expenses	264,429	212,955
Net cash provided by (used in) operating activities of continued operations	13,057	281,956
Net cash provided by (used in) operating activities of discontinued operations	-	(267,659)
Net cash provided by (used in) operating activities	13,057	14,297

Cash flows from investing activities:
Investment in real estate	-	-
Net cash used in investing activities of continued operations	-	-
Net cash used in investing activities of discontinued operations	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	-
Net cash used in financing activities of continued operations	-	-
Net cash used in financing activities of discontinued operations	-	(17,949)
Net cash used in financing activities	0	(17,949)

Net increase (decrease) in cash & cash equivalent	13,057	(3,652)

Cash & cash equivalent, beginning period	1,684	12,885

Cash & cash equivalent, end of period	$14,741	$9,235

Supplemental disclosure:
Cash paid for interest	$-	$30,394
Cash paid for income tax	$-	$-

Supplemental disclosure - Non cash investing & financing activities:

The Company settled following debts through transfer of property/ownership interest as at September 30, 2007:

Mortgage note payable	$-	$370,000
Mortgage note payable	$-	$646,340
Mortgage note payable	$-	$110,000
Mortgage note payable - related party	$-	$71,630
Mortgage note payable - related party	$-	$67,000

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, INC.
Notes to Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Overview

On June 26, 2008, we were served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”), Case No. 08-16332.   The bankruptcy court’s Order for Relief was entered on July 30, 2008.  During the pendency of our chapter 11 bankruptcy case, we are continuing to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Currently, our only remaining non-cash asset is a 25% tenant -in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of approximately $852,146 bearing an annual interest rate of 6.5% per annum.

Results of Operations for the three and nine months ended September 30, 2008 and 2007

Comparison the three and nine months ended September 30, 2008 and 2007.

Income. We recorded a loss from continuing operations of $30,930 for the three months ended September 30, 2008, compared with a loss from continuing operations of $210,478 for the three months ended September 30, 2007.  We recorded a loss from continuing operations of $319,984 for the nine months ended September 30, 2008, compared with a loss from continuing operations of $478,666 for the nine months ended September 30, 2007.

We recorded a loss $0 from discontinued operations for the three months ended September 30, 2008 as compared with a loss from discontinued operations of $402,279 for the same period ended 2007. We recorded a loss of $0 from discontinued operations for the nine months ended September 30, 2008 as compared with a loss from discontinued operations of $398,259 for the same period ended 2007.

Operating Expenses. Operating and administrative expenses consist primarily of payroll expenses, legal and, formerly, accounting fees and costs associated with the acquisition and ownership of real properties. We had operating expenses of $12,318 for the three month period ended September 30, 2008 compared with $209,665 for the three months ended September 30, 2007.  We had operating expenses of $298,316 for the nine months ended September 30, 2008 compared with $468,618 for the nine months ended September 30, 2007.

Other Expenses. We reported other expenses of $18,612 for the three months ended September 30, 2008 compared with $813 for the three months ended September 30, 2007.  We reported other expenses of $21,668 for the nine months ended September 30, 2008 compared with other income of $7,953 for the nine months ended September 30, 2007.

Net Loss. We reported a net loss of $30,930 or $0.19 per share for the three months ended September 30, 2008 compared to a net income of $191,801 or $1.18 per share for the three months ended September 30, 2007. We reported a net loss of $319,984 or $1.96 per share for the nine months ended September 30, 2008 compared to a net loss of $80,407 or $0.49 per share for the nine months ended September 30, 2007.

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

At September 30, 2008, we had $14,741 in cash and cash equivalents to meet our immediate short-term liquidity requirements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $13,057 for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $14,297 for the same period ended September 30, 2007.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $0 for the nine months ended September 30, 2008 compared to the $0 for same period ended September 30, 2007.

Cash Flows from Financing Activities

Cash provided by financing activities amounted was $0 for the nine months ended September 30, 2008, compared to cash used by financing activities of $17,949 for the same period ended September 30, 2007.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Munjit Johal.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was not effective as of September 30, 2008 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at September 30, 2008: The Company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are currently a debtor-in-possession in a case under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) currently pending in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”), Case No. 08-16332.

In conjunction with our largest creditor, Cane Clark LLP, we have proposed a Joint Plan of Reorganization.  If approved, our plan of reorganization will extinguish our outstanding non-priority unsecured debts in exchange for the issuance of new common stock to creditors.  All currently outstanding equity interests would be extinguished under the proposed plan.  Our plan also calls for a share exchange to be performed with a private operating company under which the owners of the private company would become the majority owners of Secured Diversified
Investment, Ltd.   Upon approval of our proposed plan of reorganization and upon consummation of the proposed share exchange transaction, we would go forward with the operations of the private company.

We have mailed copies of the proposed plan together with a court-approved disclosure statement regarding the plan to all of our shareholders and creditors.  A Bankruptcy Court hearing on confirmation of the reorganization plan is currently scheduled for December 8, 2008 at 9:30 a.m.

Complete copies of our proposed plan of reorganization and the related disclosure statement are available upon request from our bankruptcy counsel, David W. Huston, Esq.  Ph: (702) 384-9555.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

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

Secured Diversified Investment, Ltd.

Date:	November 19, 2008

By: /s/Munjit Johal Munjit Johal Title: Chief Executive Officer, Chief Financial Officer and Director