Form 10-K
period 2008-12-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2009-03-31
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-30653

Secured Diversified Investment, Ltd
(Exact name of registrant as specified in its charter)

Nevada	80-0068489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6980 O’Bannon Drive, Las Vegas, Nevada	89117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702-939-3254

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  29,000,006 as of March 30, 2009.

 PART I
Item 1.   Description of Business

Introduction

Through our wholly-owned subsidiary, Galaxy Gaming, Inc. we are currently engaged in the business of developing proprietary table games and other gaming products and licensing those games and products to casinos in the United States and internationally.

Our plan is to grow by developing new game content, enhancing our product portfolio with electronics, expanding our global distribution network and, increasing the performance of our sales force.

Robert Saucier is our President, Chief Executive Officer, Interim Chief Financial Officer and Director.  William O’Hara is our Chief Operating Officer and Director.

Proprietary Table Games

Up until approximately twenty years ago, casino-operated table games consisted mainly of public domain games such as Blackjack, Craps, and Roulette. That began to change, however, in 1988 when a game called Caribbean Stud was invented and first played in an Aruban casino. Caribbean Stud is a variation of stud poker, designed to be house-banked in a casino and played directly against a dealer, rather than between players as is the traditional style in poker games. Caribbean Stud features an optional side wager whereby, for one dollar, players have the chance to win a progressive jackpot, that can reach as high as several hundred thousand dollars.

The inventors applied for and obtained various U.S and international patents. They then leased their game and its associated intellectual property to other casinos. The game quickly proved its popularity in U.S. and foreign markets. The popularity and financial success of Caribbean Stud led to the birth of the proprietary table game industry.

Numerous other proprietary table games and side bets have been invented by other individuals during the last twenty years as the industry has grown. The low overhead costs and steady revenue stream associated with maintaining successful proprietary table games have spurred the industry forward.

Although slowed by current global economic conditions, gaming continues to expand both domestically and internationally. In certain jurisdictions (most notably Asia), the table game segment continues to increase in proportion to other forms of gaming. In other markets such as North America, the ratio between table games and other segments of gaming appears to have stabilized. However, universally the ratio between proprietary table games and those table games found in the public domain has been steadily increasing in favor of proprietary games. Current estimates of the international, live table game market are depicted in the following table:

Live Table Games	The Americas	Europe & Africa	Asia Pacific	Total
Public Domain Games	16,335	6,235	8,895	31,465
Proprietary Card Games	7,690	530	450	8,670
Dice Games	1,100	75	330	1,505
Roulette Games	2,470	5,380	900	8,750
Total Table Games	27,595	12,220	10,575	50,390

History and Development of Galaxy Gaming

In 1997, Galaxy’s founder and president, Robert Saucier, was an investor in a small casino in Washington State. The casino had ten table games, primarily blackjack. During his tenure at this casino, Mr. Saucier invented a side bet for blackjack known as “Horseshoe Blackjack.” The side bet became very popular and the casino’s winnings from the games increased significantly.  On October 7, 1997, a predecessor company, Galaxy Gaming Corporation, was formed and Mr. Saucier exchanged all of his rights, title and interest in his invention for stock in the corporation.  Other Washington casinos recognized the popularity and profitability of this side bet and requested licenses to play Horseshoe Blackjack side bets at their casinos. The side bet was modified and its name was later changed to Lucky Ladiestm.

Lucky Ladiestm remained Galaxy’s only product until late 2002, when we debuted a new casino poker game called “Texas Shootout®”. This game quickly became popular with casinos and their customers. About this time, Galaxy also increased its sales force and expanded distribution into new jurisdictions. Since then, Galaxy has grown methodically and intentionally by reinvesting earnings and introducing new products at a regular pace.

Galaxy has grown to become the second largest provider of casino table games (1,500+ tables) in the world behind industry giant Shuffle Master Gaming (4,000± tables). A significant portion of Shuffle Master’s growth has been through acquisitions of competitive companies and products. Galaxy has previously been unable to compete for these acquisitions due to a limited capital structure. Accordingly, most of Galaxy’s growth has been through direct sales leading to placements of its installed base of games.

In early 2008, Galaxy released Emperor’s Challenge®, which is currently generating additional revenues. In the fourth quarter of 2008, Galaxy introduced Lucky 8 Baccarattm, which has also begun to generate additional revenues.

Our Products

Currently, we have an installed base of products on over 1,500 gaming tables. Our games are briefly described below. Additional information regarding our games may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Side Bets

Our current line-up of table game products includes four side bets to the game of blackjack and one to the game of baccarat, as described below:

Lucky Ladies is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the cards are equal to a point value of twenty, the player wins. The amount the player wins varies upon the construction of the hands (e.g. both cards of same suit, two Queen of Hearts, etc.) and ranges from 4 to 1 of their wager up to 1,000 to 1. Lucky Ladies was our first product and has grown to become the number one side bet in the world in terms of the number of tables in play.

Bonus Blackjack is an optional bonus side bet for blackjack that considers the first two cards the player receives and/or the first two cards the dealer receives. If the cards in either the player’s hand or the dealer’s hand are equal to a point value of twenty-one (a.k.a. “Blackjack”), the player wins, provided that they placed a wager on the corresponding triggering event. The game also has a progressive jackpot. If a player places a wager on both the dealer and player indicia and they receive an Ace and Jack of Spades, the player wins the progressive jackpot.

Suited Royals is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the cards are of the same suit, the player wins and is paid odds according to a posted pay schedule. Higher odds are paid if the cards contain certain combinations such as two suited face cards, a King and Queen in suit, or a King and Queen of Diamonds – the highest triggering event, which results in the player being awarded odds of 100 to 1 of their wager.

Super Pairs is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the first two cards are a pair, the player wins and is paid odds. Higher odds (up to 50 to 1) are paid if the cards are of a certain suit such as diamonds.

Lucky 8 Baccarat is an optional bonus side bet for the game of baccarat that considers the point total of either the player’s hand, the banker’s hand, or both.  Players are afforded the opportunity to wager on whether or not the selected hand contains the point value of eight.  Typically, players may win from 3 to 1 up to 1,000 to 1, or a bonus jackpot, depending upon the nature of the configuration of the corresponding hand and, at times, the opposing hand.

Premium Games

We also offer several stand-alone proprietary games. Typically these games generate more revenue per unit than the side bet games listed above. These games include:

Texas Shootout is a unique version of the popular game of Texas Hold’em. Whereas traditional poker is played against other players, in Texas Shootout each player competes against the casino dealer. The game is played with six decks of cards and the players receive four cards each. Players then select which two cards to play and discard the remaining two. Alternatively, players may split their four cards into two – two card hands and increase their wager. The dealer selects two of his four cards, then deals five community cards face-up on the table. The players and dealer each combine their two cards with the five community cards to form the best five card poker hand possible. The player wins if his hand has a greater value than the dealer’s hand. There is also a popular bonus side bet that pays each player in the event their hand matches one of the qualifying events listed on the posted pay schedule. Players may win up to 5,000 to 1 on this bonus side bet.

Emperor’s Challenge is a variation of the game Pai Gow Poker. Although Pai Gow Poker is an extremely popular casino game among players, casinos earn less money with the game because approximately 42% of all hands result in a push or tie. Emperor’s Challenge Pai Gow Poker offers multiple side bets and an opportunity for the player to engage in a tie-breaking system which increases the casino’s potential earnings. Players may be awarded up to 8,000 to 1 on one of the bonus side bets known as the “Emperor’s Treasure” bet. The other side bet is known as “Pai Gow Insurance” and provides the player an opportunity to protect against the outcome when receiving a poor hand.

Three Card Split. Players place up to four wagers and receive three cards each. Players then split their three card hand into a one card sub-hand and a two card sub-hand. The dealer also receives three cards and likewise, splits his hand into two sub-hands. As a result, the dealer and the players each have three sub-hands consisting of one, two and three cards each. If any of the players’ sub-hands are greater than the dealer’s, the player wins that corresponding wager. In addition, the game contains an optional bonus side bet whereby the player’s three cards are combined with a single community card to form a four card hand. The player’s four card hand is compared to a posted pay schedule and the player is paid in the event he has a qualifying hand.

Competition

We face significant competition in the table game industry. Gaming is a dynamic, high-growth market. Our competition for casino placement and players comes from a variety of sources, including companies that design and market proprietary table games, proprietary side bets and other gaming products.

Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future. We believe that the principal competitive factors in our market include products that appeal to casinos and players, and a well-developed sales and distribution network. Although we plan to compete effectively in this market, we recognize that this market is relatively new and is evolving rapidly, and, accordingly, there can be no assurance that we will be able to compete effectively.

As is common with most new industries as they mature, there has been significant consolidation of competitors in the proprietary table game industry. During the past decade our leading competitor, Shuffle Master Gaming, has actively pursued and consummated the acquisition of numerous smaller companies. As a result, the number of significant competitors has dwindled, and in the process, Shuffle Master has become the dominant competitor.

Recently, new competition in the traditional table game space has been introduced by electronic table game providers. Although not yet a significant factor in directly competitive markets, their popularity is growing and it is anticipated that these new fully automated and hybrid electronic table games will increasingly become a competitive factor. Companies now competing for this market include Shuffle Master, DigiDeal, Poker Tek and Table Max. In 2008, we entered into a royalty agreement with Table Max to license our game content whereby we will receive royalties for the use of our products on their electronic platform.

The following table is our estimate of the most significant competitors in our industry and their prominent proprietary games and side bets. For comparative purposes, we have included our games in the table.

Company	Proprietary Games	Side Bets
Galaxy Gaming	Texas Shootout; Three Card Split; Emperor's Challenge	Lucky Ladies; Bonus Blackjack; Super Pairs; Suited Royals; Lucky 8 Baccarat
Shuffle Master Gaming	3 Card Poker; 4 Card Poker; Play Four Poker; Caribbean Stud; Let-it-Ride; Ultimate Texas Hold 'em; Texas Hold 'em Bonus; Casino War	Bet-the-Set; Fortune Pai Gow Poker; Royal Match; Dragon Bonus
TCS / John Huxley	Casino Hold 'em	Perfect Pairs
Masque Publishing	Spanish 21	Match the Dealer
Prime Table Games	3 Card Poker; Two Way Hold 'em	21+3
Hop Bet		Fire Bet (Craps)
Gaming Entertainment	Pai Gow Plus; 3-5-7; Mini Pai Gow Poker
Canadian 21 Stook		Lucky Lucky
Paltronics / AC Coin		Wheel of Madness; 21 Madness

We believe that our success will depend upon our ability to remain competitive in our field. We compete with others in efforts to obtain or create innovative products, obtain financing, and license and distribute products. The failure to compete successfully in the market for proprietary table games and side bets and for resources could have a material adverse effect on our business.

Strategy

Our Company’s long-term business strategy is designed to capitalize on the current opportunity we perceive within the gaming industry. Our goal is to grow our Company by expanding the products we offer and by increasing our sales and distribution network.

Intellectual Property

We invent and fully develop proprietary casino table games. These game concepts and the intellectual property associated with them are typically protected by domestic and international patents, trademarks and copyrights.

There can be no assurance that the steps we have taken to protect our intellectual property will be sufficient. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of infringement. Furthermore, other companies could develop similar or superior trademarks without violating our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail.

Government Regulation

We are subject to regulation by governmental authorities in most jurisdictions in which we operate. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses and findings of suitability for our officers, directors, and principal stockholders, registrations, and other required approvals with respect to us, our personnel, and our products are time consuming and expensive. Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations.

In addition to jurisdictions in which we, and specific personnel, were required to have authorizations with respect to some or all of our products and activities, we have authorizations with respect to certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos. These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.

Overview

Gaming Devices and Equipment. We sell or license products and intellectual property that may be considered “gaming devices’’ or “gaming equipment’’ in jurisdictions in which gaming has been legalized. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals, or permits for companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

Associated Equipment. Some of our products may fall within the general classification of “associated equipment.’’ Associated equipment is equipment that is not classified as a “gaming device,’’ but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have the discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, the regulatory authorities must approve associated equipment in advance of its use at licensed locations. We have obtained approval of our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.

Regulation of Officers, Directors, and Stockholders. In many jurisdictions, any officer or director is required to file an application for a license, finding of suitability, or other approval and, in the process, subject himself or herself to an investigation by those authorities. As for stockholders, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability, or other approval and, in the process, subject himself or herself to an investigation by those authorities. The gaming laws and regulations of most jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports and may require our key employees or other affiliated persons to undergo investigation for licensing or findings of suitability.

In the event a gaming jurisdiction determines that an officer, director, key employee, stockholder, or other personnel of our company is unsuitable to act in such a capacity, we will be required to terminate our relationship with such person or lose our rights and privileges in that jurisdiction. This may have a materially adverse effect on us. We may be unable to obtain all the necessary licenses and approvals or ensure that our officers, directors, key employees, affiliates, and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which our products are sold or used. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

Gaming Jurisdictions

Many jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control. In general, such requirements involve restrictions and approvals.  We currently offer our games in seventeen states, five Canadian provinces and multiple cruise ships throughout the world.

Native American Gaming Regulation

Gaming on Native American lands within the United States is governed by the Federal Indian Gaming Regulatory Act of 1988 ("IGRA") and specific tribal ordinances and regulations. Class III gaming, as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission ("NIGC") has oversight authority over gaming on Native American lands and generally monitors tribal gaming including the establishment and enforcement of required minimum internal control standards.  Each Tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendors licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

Application of Future or Additional Regulatory Requirements

In the future, we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made. However, we may be unable to obtain these registrations, licenses, approvals, or findings of suitability, which if obtained may be revoked, suspended, or conditioned. In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Employees

We have ten employees, including executive officers, management personnel, accounting personnel, office staff, and sales staff.  Our employees are co-employed by Advantstaff, Inc. a professional employer organization used by us to provide payroll and human resource services.  As needed from time to time, we also pay for the services of independent contractors.

Research and Development Expenditures

We have incurred approximately $129,202 in research and development expenditures in the year ended December 31, 2008. These costs were incurred primarily in the development of new proprietary table games, side bets and otehr products.

Subsidiaries

We currently have one active wholly-owned subsidiary, Galaxy Gaming, Inc., which in turn, currently has twelve wholly-owned active subsidiaries, which have been utilized to divide its business operations into geographic regions. We are currently in the process of transferring all assets and operations from these subsidiaries to Galaxy. When this process is complete, Galaxy’s twelve subsidiaries will be dissolved. All twelve subsidiaries are limited liability companies and include:

•	Galaxy Gaming of Arizona, LLC
•	Galaxy Gaming of British Columbia, LLC
•	Galaxy Gaming of California, LLC
•	Galaxy Gaming of Manitoba, LLC
•	Galaxy Gaming of Missisippi, LLC
•	Galaxy Gaming of New Jersey, LLC
•	Galaxy Gaming of Nova Scotia, LLC
•	Galaxy Gaming of Oklahoma, LLC
•	Galaxy Gaming of Ontario, LLC
•	Galaxy Gaming of Oregon, LLC
•	Galaxy Gaming of South Dakota, LLC
•	Galaxy Gaming of Washington, LLC

Historical Information and Bankruptcy of Secured Diversified Investment, Ltd.

We were initially formed under the laws of the State of Utah on November 22, 1978 to pursue a position in the entertainment industry focusing on transactions involving the purchase and sale of literary property rights in connection with all types of theatrical pictures, plays, television films, music publications and other forms of entertainment. Ultimately, our efforts in the entertainment industry were unsuccessful, so we decided to search out other business opportunities. On July 23, 2002, our shareholders voted to change the direction of our business and pursue ownerships interests in a portfolio of real properties. To further our new objective, we moved our domicile to Nevada and changed our name from “Book Corporation of America” to “Secured Diversified Investment Ltd.” Since pursuing this strategy, we have been unsuccessful in generating revenues or profits from our investment properties. The majority of our real estate assets became impaired, were liquidated or lost through foreclosure.

On June 26, 2008, we were served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 08-16332.   The Bankruptcy Court’s Order for Relief was entered on July 30, 2008.  During the pendency of our Chapter 11 bankruptcy case, we continued to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Subsequent to the reported period, by order entered January 27, 2009, the Bankruptcy Court confirmed our Plan of Reorganization.  The Effective Date of the Plan, as defined therein, was February 6, 2009.

On February 10, 2009, pursuant to the terms of the Plan, we entered into a Share Exchange Agreement with Galaxy Gaming, Inc., a privately held Nevada corporation. In connection with the closing of the Share Exchange Agreement, we obtained 100% of the issued and outstanding shares of Galaxy, and Galaxy became our wholly-owned subsidiary.  In addition, pursuant to the terms of the Plan, all of our outstanding debt obligations (other than administrative expenses related to Chapter 11 case) have been discharged in exchange for our issuance of new common stock on a pro rata basis to our previous creditors.

Pursuant to the terms and conditions of the Share Exchange Agreement:

▪	We issued 25,000,000 shares of our common stock pro-rata to the former shareholders of Galaxy in exchange for obtaining ownership of 100% of the issued and outstanding shares of Galaxy; and

▪
Our sole officer and director, Munjit Johal has resigned from all named executive officer positions.  Mr. Robert Saucier, the President of Galaxy, has been appointed our President, CEO, Interim CFO and director.

In addition, pursuant to the terms of the Plan:

▪	We issued 4,000,006 shares of new common stock on a pro rata basis to our creditors in exchange for the discharge of our outstanding debts under Chapter 11 of the U.S. Bankruptcy Code;

▪	All of our pre-Share Exchange issued and outstanding equity interests were extinguished and rendered null and void; and

▪	As a result, following these events, there are currently 29,000,006 shares of our common stock issued and outstanding

Following confirmation of the Plan and the consummation of the Share Exchange, we are now pursuing the business plan of Galaxy Gaming.

The Share Exchange and the Plan are described more fully in our Current Report on Form 8-K filed February 13, 2009.  This Annual Report on Form 10-K sets forth both: (1) the results of operations and related information regarding our pre-reorganization business as of the year ended December 31, 2008, and (2) the business of Galaxy Gaming, Inc. as of the year ended December 31, 2008.

Description of Property

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, NV. We pay rent in the amount of $18,025 per month as a result of an assumption of a prior lease entered into by Galaxy Gaming, LLC.  Our President, Robert Saucier is a member of and the Manager of Galaxy Gaming LLC. The lease is set to expire in August of 2010. We expect that our present corporate office provides facilities suited to our current operations. As our business operations grow, it may be necessary for us to seek additional or alternative office space.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We own a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253. Currently, the property is subject to a first trust deed held by Marshall & Ilsey Bank with a principal balance of $852,146 bearing an annual interest rate of 6.5% per annum. The loan matures May 1, 2010.

The property is in good condition. There is no ground lease on the property. The property is partially leased and situated between two new residential/hospitality developments.

We will not receive any rental income from the leased units and we are not obligated on the note underlying the deed of trust on the property. Our co-owners are responsible for all costs of operating the buildings including landscaping, exterior maintenance, property management, and the payment of taxes, insurance and loan payments.

Subsequent to the reported period, we entered into an arrangement to transfer this property to our former CFO and CEO, Munjit Johal in exchange for the return and cancellation of 50,000 of our common shares held by Mr. Johal.

Item 3.   Legal Proceedings

Sherron Associates, Inc. – A judgment was issued in Washington state against Robert Saucier and others unrelated to the Company in 1998 (the “Spokane Judgment”).  Sherron Associates, Inc. later claimed to be the assignee of the Spokane Judgment and previously sued Mr. Saucier and various Galaxy companies in Washington in 2005.  None of the defendants were served with the Summons and Complaint and as a result, Sherron obtained a default judgment (the “Seattle Judgment”) claiming they had obtained service by publication in a small town newspaper.  After the defending parties learned of the lawsuit and the accompanying default judgment, their attorneys appeared in the Washington Court and, the Seattle Judgment was reversed and the lawsuit dismissed with prejudice. Prior to its dismissal however, Sherron domesticated the Seattle Judgment to Nevada, and it too was likewise dismissed.

In 2008, Sherron filed suit again in Washington, and Galaxy was included as a defendant.  Sherron still claims the Spokane Judgment is valid, that it is the assignee of the Spokane Judgment and that Galaxy is the alter-ego of Robert Saucier.  We and Mr. Saucier claim that Sherron is not the holder of the Spokane Judgment, that the Spokane Judgment is invalid and unenforceable, and that Galaxy is an independent entity and not Mr. Saucier’s alter-ego.  This case is currently in the discovery phase.

Also in 2008, Sherron filed suit against Galaxy in Nevada attempting to execute against certain intellectual property of Galaxy, erroneously claiming the property belongs to Mr. Saucier.  We believe that their claims are baseless and without merit and are vigorously defending against all actions. This case is currently in the discovery phase.

We have filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce the alleged judgment, not held by them.  This case is currently in the discovery phase.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the Share Exchange, Galaxy was a privately-held company and there was no public market for the securities of Galaxy. Galaxy has never declared or paid any cash dividends on its capital stock. Our common stock has been quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA under the symbol SDFD.OB. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

Pursuant to the terms and conditions of the Share Exchange Agreement:

▪	We issued 25,000,000 shares of our common stock pro-rata to the former shareholders of Galaxy in exchange for obtaining ownership of 100% of the issued and outstanding shares of Galaxy; and

▪	We issued 4,000,006 shares of new common stock on a pro rata basis to our creditors in exchange for the discharge of our outstanding debts under Chapter 11 of the U.S. Bankruptcy Code; and

▪	All of our pre-Share Exchange issued and outstanding equity interests were extinguished and rendered null and void; and

As a result, none of the current issued and outstanding common stock has been traded on any exchange.

The following table sets forth the range of high and low bid quotations for our pre-bankruptcy common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  We have also note n/a in periods where no actual trading had occurred.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	n/a	n/a
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	1.01	1.01

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	0.15	0
September 30, 2007	0.15	0.15
June 30, 2007	n/a	n/a
March 31, 2007	n/a	n/a

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

Holders of Our Common Stock

As of March 30, 2009, we had 29,000,006 shares of our common stock issued and outstanding, held by 24 shareholders of record. All of our pre-Share Exchange issued and outstanding equity interests, preferred and common stock, were extinguished and rendered null and void.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any securities authorized for issuance under equity compensation or incentive plans.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

We are currently seeking to expand our business. As noted previously, we are the second largest company in the proprietary table games industry. We intend to expand our installed base of table games, which will increase our recurring revenues, by employing the following strategies:

•	Develop new products and game content.
•	Enhance our portfolio with electronics.
•	Expand our distribution network.
•	Increase the performance of our sales force.

Develop New Products and Game Content

During 2008, Galaxy introduced two new table game products, Emperor’s Challenge and Lucky 8 Baccarat which are contributing to our current growth trend. We hope other products scheduled to be released in 2009 will positively impact our revenues.

We are currently at a disadvantage to our leading competitor, Shuffle Master, in terms of the number and variety of products offered. Due to the numerous game titles in their possession, they have the ability to control 100% of the proprietary table mix in many casinos. Therefore, we intend to increase the number of table games in our portfolio. We have numerous new games in various stages of development which, when fully released, we believe will overcome this disadvantage.

Currently, the majority of our product development is performed by our founder and CEO, Mr. Saucier. Our future growth plans include the creation of a research and development team to lessen our dependency on our CEO for this important element.

Enhance Our Portfolio with Electronics

The games Caribbean Stud and Let it Ride benefitted from electronic enhancements. Previously, only our Bonus Blackjack game utilized electronics. We are currently developing other electronic enhancements for table games and expect them to be released and generating revenues in 2009.

Expand Our Distribution Network

We intend to increase our recurring revenues and market share not only in North America, but throughout all available international markets. Expanding our distribution network requires that we first seek and obtain registration or licensing in most additional gaming jurisdictions. In regulated gaming jurisdictions, this is not a simple task. A collaborative effort between our inside legal counsel and/or compliance officer and outside specialized local gaming attorneys will be required to expand our markets. We do not currently have the necessary skilled specialist in house to accomplish this in an expedited manner. Recruiting such a professional will be vital to our gaming jurisdiction expansion plans.

Increase Sales Force Performance

We recognize that the quality and performance of our sales team is integral to our expansion and success. We intend to recruit, train, monitor and reward a group of highly motivated sales professionals. We also intend to implement a comprehensive sales training program for the purpose of continually increasing our sales executives’ performance.

Currently, our sales team’s progress is monitored and tracked by a highly sophisticated, custom sales force automation / client relationship management system. We have spent considerable capital and human resources to develop this system and believe it is a significant factor in the past and future success of our sales force. This system is under constant development and improvement by us and contains numerous unique and proprietary features we developed..

Because of the high margin, recurring revenue nature of our products, we believe that significant expenditures on improving our sales and client retention efforts are justified. Accordingly, we provide significant incentives and rewards to our sales executives based upon their performance.

Financing

In anticipation of our current aggressive growth plans, we require additional funding. Because we will be unable to adequately fund the growth initiatives outlined herein without new sources of investor financing, we are currently attempting to raise funds through the sale of our common stock and loans. If we fail to raise capital, we will still pursue acquisitions and growth, however, our growth strategy will be negatively impacted.

Results of Operations of Galaxy Gaming, Inc. for the Years Ended December 31, 2007 and 2008

For the years ended December 31, 2007 and 2008, we generated gross revenues of $1,969,680 and $2,067,445, respectively. Our Cost of Goods Sold was $230,467, our Operating Expenses were $1,822,269, our Other Expenses were $597, and our Provision for Income Taxes was $0 for the year ended December 31, 2007. Our Cost of Goods Sold was $119,248, our Operating Expenses were $2,359,459, our Other Expenses were $92,942, and our Provision for Income Taxes was $0 for the year ended December 31, 2008. Therefore, our Net Loss for the years ended December 31, 2007 and 2008 was $83,653 and $504,204, respectively.

During the first part of 2007, we maintained positive operating profits and cash flow.  In the summer of 2007, we built our infrastructure and increased our overhead in anticipation of becoming a public company.  As a result, our costs of operation increased, largely due to increases in payroll and outside professional consultants.  This ultimately led to the reported Net Loss of $83,653 in 2007 notwithstanding early profits in the first part of that year.  These increased operating expenses continued through the first half of 2008 when we actively reduced our operating costs.  These cuts, along with growing revenues in the second half of 2008, led to a net positive cash flow during the fourth quarter.  Management believes that continued growth from existing and new products will result in continue Net Profits and positive cash flow during fiscal year ending December 31, 2009.

Results of Operations of Pre-reorganization Business of Secured Diversified Investment, Ltd. for the Years Ended December 31, 2007 and 2008

The pre-reorganization business of Secured Diversified Investment, Ltd. earned no revenues during the years ended December 31, 2007 and 2008.  The General and Administrative Expenses were $411,859, the interest expenses were $6,144, the impairment expenses were $300,000, and other income was $11,639 for the year ended December 31, 2007. Income from discontinued operations was $397,298 during the year ended December 31, 2007.  The General and Administrative Expenses were $252,736, the interest expenses were $239, the impairment expenses were $100,000, other expenses were $18,612, and the provisions for income taxes was $800 for the year ended December 31, 2008.  Therefore, the Net Loss for the years ended December 31, 2007 and 2008 was $309,066 and $372,387, respectively.

Liquidity and Capital Resources

As of December 31, 2008, Galaxy had total current assets of $408,312 and total assets in the amount of $1,151,364. Galaxy’s total current liabilities as of December 31, 2008 were $1,079,282.  Galaxy, therefore, had a working capital deficit of $670,970 as of December 31, 2008.

Galaxy’s operating activities used $36,830 in cash for the year ended December 31, 2008 and $156,750 in cash for the year ended December 31, 2007. The primary components of our negative operating cash flow for the year ended December 31, 2008 were our Net Loss of $504,204 offset by a $151,107 increase in Accrued Expenses and Taxes, a $98,808 increase in Accounts Payable, a $74,182 decrease in Prepaid Expenses and Taxes, and a$46,964 increase in deferred revenue. Cash flows provided by financing activities during the year ended December 31, 2008 were $162,992, consisting of Proceeds from Notes Payable (related party) of $183,578 offset by Payments on Notes Payable of $20,586. Investing Activities used $102,912 in cash during the year ended December 31, 2008, consisting of $150,000 in Purchase of intangible assets, offset by $47,088 in Payment Received on Note Receivable.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we expect to incur higher capital expenditures in the future to expand our operations. We will from time to time acquire products and businesses complementary to our business. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth.

Going Concern

We have incurred net losses from operations for each of the last two fiscal years, have negative working capital, and require additional capital in order to expand our operations and become profitable. Our ability to raise additional capital through the future issuances of common stock and other means is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the consistent attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the current names of our current directors and executive officers and their ages.

Name	Age	Office(s) held
Robert Saucier	54	President, CEO, Interim CFO, and Director
William O’Hara	68	COO and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert B. Saucier is our President, CEO, Interim CFO and a Director.   Mr. Saucier is the founder of Galaxy and has served as President and CEO of that company and its accounting and operational predecessors since 1997. Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations. During his career, Mr. Saucier has founded and grown five start-up companies. He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a

company that developed and managed the first non-tribal casino in Washington. Previously, Mr. Saucier founded International Pacific and served as its President and Chairman (1986 -1992). He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems. Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects.

William O’Hara is our Chief Operating Officer and a Director and is in charge of the day-to-day operations of our business.  After a successful 21-year career in the cosmetic, cosmetology and aesthetic industry, Mr. O’Hara began his gaming industry career as the first employee of Shuffle Master Gaming in 1991. Mr. O’Hara relocated to Las Vegas in 1992 to head up that company’s sales, service and marketing.  In 1998, he joined Casinovations, Inc. as Senior Vice President of operations and president of its Mississippi subsidiary.  In 2000, Mr. O’Hara joined PDS Gaming as the Senior Vice President of their newly formed electronic table games division. Mr. O’Hara joined Galaxy Gaming in February 2008.

Directors

Our bylaws authorize no less than one (1) and no more than fifteen (15) directors. We currently have two Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

There are no family relationships between or among the Directors, executive officers or persons nominated or chosen by the Company to become Directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Sherron Associates, Inc. – Mr. Saucier and the Company are currently engaged in litigation with Sherron Associates, Inc., a Washington company.  For information regarding the litigation see Item 3, “Legal Proceedings,” above.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nominating Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Munjit Johal	0	0	0
Jan Wallace	0	0	0
Robert Saucier	n/a	n/a	n/a
William O’Hara	n/a	n/a	n/a

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company’s current executive compensation system consists of cash compensation to the executive officers who are primarily responsible for the day-to-day management and continuing development of its business.  The Company’s Chief Operating Officer (“COO”), William O’Hara is party to a three-year employment agreement with the Company.  Mr. O’Hara’s compensation arrangement consists of a base annual salary together with a potential monthly bonus to be awarded for those months in which the Company achieves higher sales figures than in any previous month.  The objective of this arrangement is to provide Mr. O’Hara with regular compensation which is reasonable in light of the cash constraints faced by the Company’s developing business while also providing an incentive for the COO to lead the operations towards a continually expanding revenue base.

The Company presently does not have an employment agreement or any fixed policy regarding compensation of Robert Saucier, its President, CEO, and Interim CFO.  Currently, Mr. Saucier receives cash compensation of approximately $30,000 per year.  As the founder of the Company, Mr. Saucier holds a strong entrepreneurial interest in developing and expanding the Company to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Saucier, CEO, Interim CFO President, Director	2008 2007	30,000 30,000	0 0	0 0	0 0	0 0	0 0	0 0	30,000 30,000
William O’Hara, COO, Director	2008 2007	100,141 n/a	3,865 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	104,006 n/a
Munjit Johal, former CFO, CEO, President, and Director(2)	2008 2007	15,000 84,000	0 0	0 0	0 0	0 0	0 0	0 0	15,000 84,000
Jan Wallace, former President and CEO and Director(1)	2008 2007	n/a 180,000	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 180,000

(1)
Effective January 17, 2008, Ms. Jan Wallace resigned from all positions as an officer of our Company. Ms. Wallace did not obtain any payment for her services in 2007; all such monies noted in “salary” were accrued by the Company as debt and subsequently discharged under chapter 11 of the United States Bankruptcy Code.

(2)
Mr. Johal did not obtain any payment for his services in 2007; all such monies noted in “salary” were accrued by the Company as debt. Mr. Johal received $15,000 in total compensation in 2008, all received prior to the filing of our proceeding under chapter 11 of the U.S. Bankruptcy Code. Upon the closing of the Share Exchange, Mr. Johal resigned as our director and from all named executive officer positions.

Narrative Disclosure to the Summary Compensation Table

We do not have a written employment contract with our President, CEO, and Interim CFO Robert Saucier. We currently pay him an annual salary of $30,000.   The Company’s COO, William O’Hara is party to a three-year Employment Agreement with the Company.  Mr. O’Hara receives a base annual salary of $150,000.  In addition, for each month in which our total sales are higher than any previous month, Mr. O’Hara earns a bonus equal to 10% of the increased sales above the prior monthly record.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Robert Saucier, CEO, Interim CFO, President, Director	-	-	-	-	-	-	-	-	-
William O’Hara, COO and Director	-	-	-	-	-	-	-	-	-
Munjit Johal, former CFO, CEO, President, and Director	-	-	-	-	-	-	-	-	-
Jan Wallace, former President and CEO	-	-	-	-	-	-	-	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Saucier	30,000	0	0	0	0	0	30,000
William O’Hara	104,006	0	0	0	0	0	104,006
Munjit Johal (former director)	0	0	0	0	0	0	0
Jan Wallace (former Director)	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Directors do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors.  The compensation summarized above reflects the compensation each of our directors and former directors received in their capacities as executive officers of the Company.  We may compensate our directors through stock options once a plan has been put in place.  We have no stock option plan as of the date of this report.  We may also reimburse our directors a nominal fee for attending meetings and for travel expenses.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 29,000,006 shares of common stock issued and outstanding on March 31, 2009.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Triangulum Partners, LLC(2) 6980 O’Bannon Drive Las Vegas, Nevada 89117	25,000,000	86.21%

Total of All Directors and Executive Officers:		25,000,000 Shares	86.21%

More Than 5% Beneficial Owners:
	None.

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

(2)
Mr. Robert Saucier, our CEO, Interim CFO, President, and Director, is the Manager of Triangulum Partners, LLC.  In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

1.           We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, NV.  We sub-lease the property from Galaxy Gaming, LLC at a cost of $18,025 per month.   Mr. Robert Saucier, our CEO, Interim CFO, President, and Director, holds a 10% membership interest in Galaxy Gaming, LLC and is the Manager of that entity.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31 Secured Diversified Investment, Ltd.	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$17,500	$4,375	$0	$0
2007	$0	$0	$0	$0

Financial Statements for the Year Ended December 31 Galaxy Gaming, Inc.	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$12,000	$0	$3,250	$0
2007	$10,500	$0	$3,250	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements for Galaxy Gaming, Inc.:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007

F-3	Statements of Operations for the years ended December 31, 2008 and 2007

F-4	Statement of Stockholders’ Deficit as of December 31, 2008

F-5	Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-6	Notes to Financial Statements

Audited Financial Statements for Secured Diversified Investment, Ltd.:

F-14	Report of Independent Registered Public Accounting Firm

F-15	Balance Sheets as of December 31, 2008 and 2007

F-16	Statements of Operations for the years ended December 31, 2008 and 2007

F-17	Statement of Stockholders’ Deficit as of December 31, 2008

F-18	Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-19	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Moore & Associates, Chtd., Certified Public Accountants
23.2	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited pro forma consolidated balance sheet as of December 31, 2008; and unaudited pro forma consolidated statement of operations as of December 31, 2008

[1]	Incorporated by reference to Current Report on Form 8-K filed February 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

By:	/s/Robert Saucier
Robert Saucier President, Chief Executive Officer, Interim Chief Financial Officer and Director

March 31, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Robert Saucier
Robert Saucier President, Chief Executive Officer, Interim Chief Financial Officer and Director

March 31, 2009

By:	/s/William O'Hara
William O”Hara Chief Operating Officer and Director

March 31, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Galaxy Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc., a Nevada Corporation, as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc., as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Galaxy Gaming, Inc. will continue as a going concern.  As discussed in Note 17 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 17. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
February 12, 2009

GALAXY GAMING, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash	$25,885	$2,635
Accounts receivable - trade, net	234,315	253,689
Miscellaneous receivables	7,516	6,590
Prepaid expenses and taxes	19,773	94,881
Inventory	46,177	43,759
Accrued interest receivable	5,029	0
Note receivable - current portion	69,617	55,245
Total Current Assets	408,312	456,799

Property and Equipment, net	23,389	39,857

Other Assets
Intellectual property, net	133,919	140,967
Intangible assets	150,000	0
Note receivable - long term	435,744	497,202
Total Other Assets	719,663	638,169

TOTAL ASSETS	$1,151,364	$1,134,825

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$146,336	$47,526
Accrued expenses and taxes	266,519	115,412
Accrued interest – related party	30,745	0
Deferred revenue	196,579	149,615
Due to employee	31,639	1,514
Notes payable - related party	384,450	200,872
Note payable - current portion	23,014	20,365
Total Current Liabilities	1,079,282	535,304

Long-term Debt
Note payable	1,192,280	1,215,515

TOTAL LIABILITIES	2,271,562	1,750,819

STOCKHOLDERS’ DEFICIT
Common stock	10,000	10,000
Additional paid in capital	125	125
Accumulated deficit	(1,130,323)	(626,119)
TOTAL STOCKHOLDERS’ DEFICIT	(1,120,198)	(615,994)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,151,364	$1,134,825

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Gross Revenues	$2,067,445	$1,969,680

Cost of Goods Sold	119,248	230,467

Gross Profit	1,948,197	1,739,213

Operating Expenses	2,359,459	1,822,269

Net Operating Loss	(411,262)	(83,056)

Other Income (Expense)	(92,942)	(597)

Net Loss before Income Taxes	(504,204)	(83,653)

Provision for Income Taxes	0	0

Net Loss	$(504,204)	$(83,653)

Weighted Average Number of Shares Outstanding	10,000,000	10,000,000

Net Loss Per Share	$(.05)	$(.01)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Beginning Balance, January 1, 2007	-	$0	$0	$172,686	$172,686

LLC Adjustment	-	-	-	(172,686)	(172,686)

Share Issuance	10,000,000	10,000	125	0	10,125

Dividend Distribution	-	-	-	(542,466)	(542,466)

Net Loss for the Year Ended December 31, 2007	-	-	-	(83,653)	(83,653)

Balance, December 31, 2007	10,000,000	10,000	125	(626,119)	(615,994)

Net Loss for the Year Ended December 31, 2008	-	-	-	(504,204)	(504,204)

Balance, December 31, 2008	10,000,000	$10,000	$125	$(1,130,323)	$(1,120,198)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:
Net loss for the period	$(504,204)	$(83,653)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	16,374	13,271
Amortization expense	7,048	0
Loss on the disposal of property and equipment	92	0
Provision for bad debts	7,185	8,422
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	12,189	(262,111)
(Increase) decrease in prepaid expenses and taxes	74,182	(101,471)
(Increase) in Inventory	(2,418)	(43,759)
(Increase) in accrued interest receivable	(5,029)	0
Increase in accounts payable	98,810	47,525
Increase in accrued expenses and taxes	151,107	115,411
Increase in due to employee	30,125	0
Increase in accrued interest – related party	30,745	0
Increase in deferred revenue	46,964	149,615
Net Cash Used in Operating Activities	(36,830)	(156,750)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(53,127)
Purchase of intangible assets	(150,000)	0
Payments received on note receivable	47,088	0
Net Cash Used in Investing Activities	(102,912)	(53,127)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	183,578	202,387
Payments on note payable	(20,586)	0
Proceeds from issuance of common stock	0	10,125
Net Cash Provided by Financing Activities	162,992	212,512

Net Increase in Cash and Cash Equivalents	23,250	2,635
Cash and Cash Equivalents – Beginning of Year	2,635	0
Cash and Cash Equivalents – End of Year	$25,885	$2,635

Supplemental Cash Flow Information:
Cash paid for interest	$90,178	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1:  Nature of Operations

Galaxy Gaming, Inc. (“the Company”) was incorporated in the State of Nevada on December 29, 2006 and is based in Las Vegas, Nevada.  The Company designs casino games played in land-based and cruise ship gaming establishments. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and copyrights. The Company licenses its intellectual property via its own sales force to approximately 200 casinos throughout North America. The clients pay royalties in the form of recurring revenues based upon a negotiated monthly fee. To date, the Company has concentrated on creating and licensing live casino table games.

On January 1, 2007, Galaxy Gaming LLC (the “LLC”), which was organized as a Nevada Limited Liability Company on September 27, 2000, entered into several agreements with the newly formed Company .  Pursuant to these agreements, the LLC sold selected assets, such as inventory and fixed assets, to the Company.

On December 31, 2007, the Company acquired, through an asset purchase agreement, the LLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.

Note 2:  Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

Basis of Accounting
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  Revenues are recognized as income when earned and expenses are recognized when they are incurred. The Company does not have significant categories of cost as its income is recurring with high margins. Expenses such as wages, consulting expenses, legal and professional fees, and rent are recorded when the expense is incurred.

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

Fair Value of Financial Instruments
The fair value of cash, accounts receivable and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2:  Significant Accounting Policies (continued)

Property and Equipment
The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes. On January 1, 2007, the Company acquired the majority of its capital assets at the lower of cost or market from the LLC.

Intangible Assets
Effective December 31, 2007, the Company acquired, with an asset purchase agreement from the LLC, the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including, but not limited to, games, side bets, inventions and ideas.

These intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives and analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These assets were transferred at cost.

During the year ended December 31, 2008, the Company entered into an agreement to purchase back a regional territory from an outside sales representative.  The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

Revenue Recognition
Substantially all revenue is recognized when it is earned. Clients are invoiced one month in advance and the advance billings are carried as deferred revenue on the balance sheet. The monthly recurring invoices are based on signed agreements with each client.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions have been made in determining the depreciable lives of such assets and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Basis of Presentation
The financial statements include the accounts of the Company.  Certain prior year amounts in the financial statements have been reclassified to conform to the fiscal 2008 presentation.

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 3:  Note Receivable

The note receivable at December 31 was as follows:

	2008	2007
Note receivable	$505,361	$552,447
Less: current portion	(69,617)	(55,245)
Long-term Note Receivable	$435,744	$497,202

Effective December 31, 2007, the Company acquired, with an asset purchase agreement from the LLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year note with a 6% fixed interest rate.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At December 31, 2008 and 2007, management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4:  Inventory

Inventory consists of products designed to enhance table games, such as signs, layouts and bases for the different signs. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes. At December 31, 2008 and 2007, the Company had $46,177 and $43,759 in inventory, respectively.

Note 5:  Prepaid Expenses and Taxes

Prepaid expenses and taxes consist of the following as of December 31:

	2008	2007
Refundable Canadian withholding	$0	$43,702
Prepaid IT system	5,772	26,482
Prepaid supply inventory	10,000	5,117
Prepaid insurance	431	3,311
Prepaid legal	0	1,905
Prepaid other	3,570	14,364
Total Prepaid Expenses and Taxes	$19,773	$94,881

During the year ended December 31, 2008, the Company determined that the Canadian withholding tax may  not be refunded.  The remaining balance was written off at December 31, 2008. The amounts paid of approximately $87,000 will be available for use in the future as a foreign tax credit to offset federal income tax owed.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 6:  Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at December 31:

	2008	2007
Computer equipment	$22,768	$22,920
Furniture and fixtures	19,888	19,888
Office equipment	10,320	10,320
Subtotal	52,976	53,128
Less: Accumulated depreciation	(29,587)	(13,271)
Property and Equipment, net	$23,389	$39,857

The Company acquired the majority of the property and equipment in the purchase agreement between the Company and the LLC on January 1, 2007.  The Company disposed of $150 of property and equipment during 2008 for a total loss of $92.  Depreciation expense was $16,374 and $13,271 for the years ended December 31, 2008 and 2007, respectively.

Note 7:  Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at December 31:

	2008	2007
Wages and related costs	$28,166	$38,659
Accrued expenses and taxes	86,313	66,827
Accrued intangible asset costs	137,500	0
Accrued royalties - third party	14,540	9,926
Total Accrued Expenses and Taxes	$266,519	$115,412

The Company entered into an agreement to purchase back a sales territory for $150,000 during the year ended 2008.  The remaining balance will be paid during the year ending 2009.

Note 8:  Long – term Debt

Long - term debt consists of the following at December 31:

	2008	2007
Note payable	$1,215,294	$1,235,880
Less: current portion	(23,014)	(20,365)
Total Long - Term Debt	$1,192,280	$1,215,515

The note payable is due to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230. This liability was assumed with the asset purchase agreement from the LLC.  The note payable financed the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The note agreement remains in the name of the LLC.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 9:  Notes Payable - Related Party

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.

Note 10:  Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for a six year renewal.  The monthly minimum rental payment is $17,500 and rent increases 3% every year on September 1st.  Rent to be paid under this lease agreement including the renewal option is summarized as follows:

2008
December 31, 2009	$212,100
December 31, 2010	218,464
December 31, 2011	225,020
December 31, 2012	231,772
December 31, 2013	238,728
Thereafter	671,356
Total Lease Obligation	$1,797,440

Legal Proceedings

Sherron Associates, Inc.

The Company’s current material litigation is briefly described below. The Company assumes no obligation to update the status of pending litigation, except as  required by applicable law, statute or regulation.

Sherron Associates, Inc. (“Plaintiff”) filed claims against the Company, its shareholders, and one of the Company’s wholly owned subsidiaries (“Defendants”) alleging that Defendants are liable for a judgment obtained by a predecessor of the Plaintiff against the Company’s president as an individual in 1998 in the Superior Court of the State of Washington for the County of Spokane.  Plaintiff's  first case, which was filed in 2005 in the Superior Court of the State of Washington for the County of King, was reversed in the Company’s favor by the Court of Appeals, Division I, of the State of Washington in 2007.  Plaintiff recently filed a second suit in the Superior Court of the State of Washington for the County of King.

The Company and its president brought two separate actions in Clark County, Nevada against Plaintiff and its controlling principals and related entities alleging that Plaintiff had no right to collect on the Spokane judgment.

The claim against the Company was dismissed with prejudice and the Company was awarded their costs in a judgment on March 26, 2008.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 10:  Commitments and Contingencies (continued)

Legal Proceedings (continued)

California Administrative Licensing Action

In 2002, Galaxy Gaming of California, LLC, which is a wholly owned subsidiary of the Company, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California.  The Division of Gambling Control of the California Department of Justice (the “Division”) processed the application and in late 2005 made an initial recommendation to the Commission that the subsidiary was not suitable.  The subsidiary believes that the process, as conducted by the State of California, was seriously flawed and biased and in December 2006, exercised its right to have an administrative law judge instead of the Commission further adjudicate the process.  Although the Commission assigned the matter for adjudication before an administrative law judge, the Division has yet to file its issue of charges to begin the adjudication.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 11:  Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of December 31, 2008 and 2007, the Company recorded a provision of $15,607 and $8,422, respectively.

Note 12:  Dividend Distribution

The Company recorded a one-time, non-cash dividend on December 31, 2007 of approximately $542,466. This dividend resulted due to the continuous efforts of acquiring all the intellectual property from the LLC.

Through this dividend, the Company acquired a note receivable (see Note 3) and a note payable (see Note 8).  These notes were assumed in connection with the asset purchase agreement from the LLC. Both the notes stated are part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.

Note 13:  Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2008 and 2007.  There were 10,000,000 common shares and -0- preferred shares issued and outstanding at December 31, 2008 and 2007.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 14:  Related Party Transactions

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The initial inventory and fixed assets acquired on January 1, 2007 were acquired from the same related party.

The Company acquired from the same party, a note receivable (see Note 3) and a note payable (see Note 8). These notes were assumed with the asset purchase agreement from LLC.  Both of the notes are part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.

The Company sub-leases its office space from the LLC, a related party, for $17,500 per month.  Rent expense was $210,000 for each of the years ended December 31, 2008 and 2007.

Note 15: Income Taxes

For the period ended December 31, 2008, the Company incurred a net loss of $504,204 and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $83,653.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $588,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $87,000 that can be used in the future to offset federal income tax owed.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$171,429	$28,442
Valuation allowance	(171,429)	(28,442)
Net Deferred Tax Asset	$-	$-

Note 16: Other Income (Expenses)

Other income (expenses) of the Company consists of the following at December 31:

	2008	2007
Interest income	$31,602	$74
Loss on the sale of property and equipment	(92)	0
Interest expense	(123,880)	(671)
Miscellaneous other expense	(572)	0
Total Other Income (Expenses)	$(92,942)	$(597)

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 17: Going Concern

The Company has negative working capital, has incurred operating losses since inception, and its operating activities to date have required financing from outside institutions and related parties. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will continue to need outside financing to support its internal growth.

Management continues to seek funding to pursue its business plans.

Note 18: Non-Cash Investing and Financing Activities

During the year ended December 31, 2007, the Company acquired from the LLC, a related party, a note receivable of $552,447 (see Note 3) and a note payable of $1,235,880 (see Note 8). These notes were assumed with the asset purchase agreement from the LLC. Both the notes stated are part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas valued at $140,967.  The Company recorded a one-time, non-cash dividend of $542,466 to complete this transaction.

There were no additional non-cash investing or financing transactions during the years ended December 31, 2008 and 2007.

Note 19: Subsequent Events

On February 10, 2009, Secured Diversified Investment, Ltd (“SDI”), a publicly held Nevada Corporation, entered into a Share Exchange Agreement with the Company. In connection with the closing of the Share Exchange Agreement, SDI obtained 100% of the issued and outstanding shares of the Company, and the Company became a wholly-owned subsidiary (the “Share Exchange”).  Also pursuant to the terms of SDI's Bankruptcy  Plan (“the Plan”) , all of SDI’s outstanding debt obligations (other than administrative expenses related to chapter 11 case) have been discharged in exchange for its issuance of new common stock on a pro rata basis to its creditors.

Pursuant to the terms and conditions of the Share Exchange Agreement and the terms of the Plan, SDI issued 25,000,000 shares of common stock pro-rata to the former shareholders of the Company in exchange for obtaining ownership of 100% of the issued and outstanding shares of the Company and 4,000,000 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of the outstanding debts under chapter 11 of the U.S. Bankruptcy Code. All of SDI’s pre-Share Exchange issued and outstanding equity interests were extinguished and rendered null and void.  As a result, following these events, there are currently 29,000,000 shares of common stock issued and outstanding.

Following confirmation of the Plan and the consummation of the Share Exchange, SDI is now pursuing the business plan of the Company.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Secured Diversified Investment, Ltd.

We have audited the accompanying balance sheets of Secured Diversified Investment, Ltd. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Diversified Investment, Ltd. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has accumulated deficit of $9,395,645 as of December 31, 2008. The company reported net loss of $372,387 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 20, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SECURED DIVERSIFIED INVESTMENT, LTD.
Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS

Cash and cash equivalents	$12,279	$1,684
Net assets held for sale	-	18,612

Total Current Assets	12,279	20,296

Real estate investments	100,000	200,000

TOTAL ASSETS	$112,279	$220,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$242,028	$173,747
Accrued expenses	305,830	154,741
Accrued payroll liabilities	90,426	90,426

Total Current Liabilities	638,284	418,914

LONG TERM LIABILITIES

Notes payable	45,000	-

Total Long Term Liabilities	45,000	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, 162,862 shares issued and outstanding	163	163
Unissued shares	5,830	5,830
Additional paid-in capital	8,818,647	8,818,647
Accumulated deficit	(9,395,645)	(9,023,258)

Total Stockholders' Equity (Deficit)	(571,005)	(198,618)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$112,279	$220,296

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Operations

	For the Years Ended December 31,
	2008	2007

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	252,736	411,859

Total Operating Expenses	252,736	411,859

INCOME (LOSS) FROM OPERATIONS	(252,736)	(411,859)

OTHER INCOME AND EXPENSE

Interest expense	239	6,144
Impairment expense	100,000	300,000
Other (income) and expense	18,612	(11,639)

Total Other Expenses	118,851	294,505

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	(371,587)	(706,364)

Discontinued operations	-	397,298

NET INCOME (LOSS) BEFORE TAXES	(371,587)	(309,066)

Income taxes	(800)	-

NET INCOME (LOSS)	$(372,387)	$(309,066)

BASIC INCOME (LOSS) PER
COMMON SHARE	$(2.29)	$(1.90)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	162,862	162,862

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C		Common Stock		Additional Paid-In	Unissued	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	(Deficit)

Balance, December 31, 2006	17,799	$178	402	$4	-	$-	144,841	$145	$8,817,893	$5,830	$(8,714,192)	$109,694

Conversion of preferred stock common stock	(17,799)	(178)	(402)	(4)	-	-	18,021	18	754	-	-	754

Net income (loss) for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(309,066)	(309,066)

Balance, December 31, 2007	-	-	-	-	-	-	162,862	163	8,818,647	5,830	(9,023,258)	(198,618)

Net income (loss) for year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(372,387)	(372,387)

Balance, December 31, 2008	-	$-	-	$-	-	$-	162,862	$163	$8,818,647	$5,830	$(9,395,645)	$(571,005)

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007

OPERATING ACTIVITIES

Net income (loss)	$(372,387)	$(309,066)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation and Amortization	-	-
Bad debt expense	-	-
Minority Interest	-	-
Loss from discontinued operations	-	-
Impairment of real estate	100,000	300,000
Gain on settlement of debt and litigation	-	-
Increase (decrease) in assets and liabilities:
Prepaid expenses	-	10,907
Asset held for sale	18,612	4,932
Accounts payable and accrued expenses	219,370	113,628
Payroll liabilities	-	86,961

Net Cash Provided (Used) by Operating Activities of Continuing Operations	(34,405)	207,362
Net Cash Provided (Used) by Operating Activities of Discontinued Operations	-	(218,563)
Net Cash Provided (Used) by Operating Activities	(34,405)	(11,201)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from notes payable	45,000	-
Net cash used in financing activities of discontinued operations		-

Net Cash Used by Financing Activities	45,000	-

NET DECREASE IN CASH	10,595	(11,201)

CASH AT BEGINNING OF PERIOD	1,684	12,885

CASH AT END OF PERIOD	$12,279	$1,684

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$239	$30,394
Income Taxes	$800	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company settled following debts through transfer of
property/ownership interest as of December 31, 2007
		$370000
Mortgage note payable		$646340
Mortgage note payable		$110000
Mortgage note payable		$71630
Mortgage note payable-related party		$67000
Mortgage note payable-related party

The accompanying notes are an integral part of these financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $9,395,645 as of December 31, 2008.  The Company reported net loss of $372,387 at December 31, 2008. The Company has no cash reserves to pay its existing obligations and has exhausted all possibilities in efforts to raise the necessary capital to meet its obligations for the next 12 months.  Since our inception we have been unsuccessful in pursing revenues with our investment properties.  Several of our acquired properties, including the T-Rex Plaza, the Hospitality Inn, and the Katella Center, among others, were or became impaired assets that were underperforming.  These properties were incapable of generating adequate revenues.  A major contributing factor to the lack of revenues for these properties was high-cost of debt and ground lease obligations underlying these properties.  The assets that sufficiently produced cash to service their obligations, but not sufficient cash to support the Company’s overhead, such as Decatur Center, Spencer Springs and the Cannery West, had to be sold to continue our operations, including the high costs associated with being a public company, in addition to absorbing the costs associated with our impaired assets. Current management has restructured the Company’s operations by selling many of its poorly performing properties and reducing the associated high cost of debt and ground leases.  The Company significantly reduced overhead and rolled backed the stock in order to restructure the Company’s capital structure.  As of December 31, 2007, the Company had effectively discontinued its operations with the exception of two real estate investments.  Following loss of the Cactus property to foreclosure in July of 2008, the Company had one remaining real estate investment as of December 31, 2008.

Since June 16, 2008, the Company has operated under the protection of Chapter 11 of the United States Bankruptcy Code.  The Company’s chapter 11 bankruptcy case has been pending in the U.S. Bankruptcy Court for the District of Nevada (the “Court”) as Case No. BK-S-08-16332-LBR.  By order entered January 27, 2009, the Court confirmed the company’s Plan of Reorganization (the “Plan”).  The Effective Date of the Plan, as defined therein, was February 6, 2009.  Please see Note 12, Subsequent Events, for more information.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 2 – NATURE OF OPERATIONS (Continued)

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) per share

Basic loss per share is based on the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  At December 31, 2008 and 2007, all potential common shares are excluded from the computation of diluted loss per share, as the effect of which was anti-dilutive.

 Income Taxes

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

Segment Reporting

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

On February 15, 2006, the Company acquired a 33.3 percent interest in a property located in Phoenix, Arizona for $200,000.  The property consists of a 2,180 square foot structure on approximately 38,587 square feet of land.  The Company’s interest was purchased from Ms Jan Wallace, an officer and director of the Company.  The property will be used to house the Company’s headquarters.  The Company is not responsible for any of the expenses and does not share in the revenue stream associated with these properties. This investment was lost to foreclosure in July of 2008.

For the years ended December 31, 2008 and 2007, all of the Company’s investment properties are located in Arizona. Properties in Arizona do not contribute to the income or expense stream of the Company.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Real Estate

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

For the year ended December 31, 2008, the Company held investments in one property (see Note 3 Significant Accounting Policies – Segment Reporting).  These properties do not contribute to the income or expense stream of the Company.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

It is the Company’s policy to assess its long lived assets for impairment on an annual basis, or more frequently if warranted by circumstances.  Because of the slow down of the real estate market and decline in value of properties the Company impaired its investment in Paradise Valley, Arizona property from $300,000 to $100,000 and recorded an impairment loss of $200,000.  Additionally, the Company has impaired its Phoenix Cactus Street property 100% recording an impaired loss of $200,000.  This investment was foreclosed on in June 2008.  In light of the current real estate market and projected trends, the Company does not see recovery of these investments in the foreseeable future.

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

As at December 31, 2007, the Company has eliminated the operations and cash flows of DCB from its ongoing operations and it is not involved in the continuing operations of DCB and reported as discontinued operations in the accompanying financial statements.

NOTE 6 – MORTGAGES PAYABLE

As of December 31, 2007, the Company settled its mortgages payable as follows:

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

2. Mortgage note payable $646,340

 The Company had note payable of $646,340 with 8% interest and maturity date of February 2, 2013. The note was secured on 1st trust deed on the 5030 Campus (DCB) property. The note was settled as part of transfer of interest in DCB to Sutteffield (See note 5).

3. Mortgage note payable $110,000

The Company had note payable of $110,000 with 8% interest and maturity date of February 4, 2008. The note was secured on 2nd trust deed on the 5030 Campus (DCB) property. The note was settled as part of transfer of interest in DCB to Suttefield(See note 5).

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 7 – MORTGAGES PAYABLE – RELATED PARTY

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

NOTE 8 – WARRANTS

At December 31, 2008, the Company had the following subscriptions for warrants outstanding:

Date	Number of Warrants	Exercise Price	Expiration Date
April 4, 2005	400,000	Range from $0.50 to $2.00	April 4, 2010

Following is a summary of the warrant activity:

	Warrants Outstanding	Aggregate Intrinsic Value
Outstanding at December 31, 2007	400,000	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2008	400,000	$-

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Price	Number	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.50 - $2.00	400,000	2 years	$1.25	75,000	$1.25

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

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 10 – DISCONTINUED OPERATIONS

As at December 31, 2007 the Company discontinued following operations:

1. Katella Center

On October 8, 2007 the Board of Directors of the Company approved to sign the Deed and Lieu of Foreclosure on the Katella Center.

On October 23, 2007 the Grant Deed in Lieu of Foreclosure was assigned in full satisfaction of all obligations secured by the deed of trust including note payable of $370,000 with any accrued and unpaid interest thereon.

As at December 31, 2008, the Company has eliminated the operations and cash flows of Katella Center from its ongoing operations and it is not involved in the continuing operations of Katella Center and reported as discontinued operations in the accompanying financial statements.

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

As at December 31, 2008, the Company has eliminated the operations and cash flows of DCB from its ongoing operations and it is not involved in the continuing operations of DCB and reported as discontinued operations in the accompanying financial statements.

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

Following is the summary of discontinued operations as at December 31, 2007.

	Katella Center	DCB, LLC	Secured Lending	Total
Income (loss) from discontinued operations	$31,465	$(21,249)	$(6,030)	$4,186
Gain on disposal	386,425	7,648	-	394,073

Total	$417,890	$(13,601)	$(6,030)	$398,259

Gain on disposal includes $386,425 gain on settlement of mortgage note payable of $370,000 including interest which was secured on Katella Center.

SECURED DIVERSIFIED INVESTMENT, LTD.
Notes to Audited Financial Statements
December 31, 2008 and 2007

NOTE 11 – CONVERSTION OF PREFERRED STOCK TO COMMON

Effective September 24, 2007, the Company converted it Series A and Series B preferred shares to common stock.  The total outstanding shares of Series A preferred stock, 355,978 shares, where converted to 352,453 shares of common stock at a conversion ratio of 1:1.01.  The total outstanding shares of Series B preferred stock, 8,044 shares, were converted to 7,954 shares of common stock at a conversion ratio of 1:1.01.  The conversion increased the total number of common shares outstanding from 2,896,820 to 3,257,237.

On October 24, 2007, the Company completed a 20 to 1 rollback of its outstanding common shares thereby reducing its outstanding common shares from 3,257,237 to 162,862.

NOTE 12 -  SUBSEQUENT EVENTS

On February 10, 2009, pursuant to the terms of the Plan, the Company entered into a Share Exchange Agreement with Galaxy Gaming, Inc., a privately held Nevada Corporation (“Galaxy”). In connection with the closing of the Share Exchange Agreement, the Company obtained 100% of the issued and outstanding shares of Galaxy, and Galaxy became a wholly-owned subsidiary (the “Share Exchange”).  Also pursuant to the terms of the Plan, all of the Company’s outstanding debt obligations (other than administrative expenses related to chapter 11 case) have been discharged in exchange for its issuance of new common stock on a pro rata basis to its creditors.

Pursuant to the terms and conditions of the Share Exchange Agreement:

▪	The Company issued 25,000,000 shares of common stock pro-rata to the former shareholders of Galaxy in exchange for obtaining ownership of 100% of the issued and outstanding shares of Galaxy; and

In addition, pursuant to the terms of the Plan:

▪	The Company issued 4,000,000 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of the outstanding debts under chapter 11 of the U.S. Bankruptcy Code;

▪	All of the Company’s pre-Share Exchange issued and outstanding equity interests were extinguished and rendered null and void; and

▪	As a result, following these events, there are currently 29,000,000 shares of common stock issued and outstanding.

Following confirmation of the Plan and the consummation of the Share Exchange, the Company is now pursuing the business plan of Galaxy through Galaxy, its wholly-owned subsidiary.