Form 10-Q
period 2009-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2009-05-15
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

702-939-3254
(Issuer’s telephone number)
_____________________________________________________________________
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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  29,000,006 common shares as of May 8, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008, (audited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit as of March 31, 2009 (unaudited)

F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets
Cash	$55,344	$25,885
Accounts receivable - trade, net	210,708	234,315
Miscellaneous receivables	6,590	7,516
Prepaid expenses and taxes	20,608	19,773
Inventory	80,787	46,177
Accrued interest receivable	6,368	5,029
Note receivable - current portion	51,504	69,617
Current assets of discontinued operations	828	12,279
Total Current Assets	432,737	420,591

Property and Equipment, net	19,452	23,389
Real Estate Investment-Discontinued Operations	100,000	100,000

Other Assets
Intellectual property, net	132,166	133,919
Intangible assets	150,000	150,000
Note receivable - long term	440,303	435,744
Total Other Assets	722,469	719,663

TOTAL ASSETS	$1,274,658	$1,263,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$241,922	$146,336
Accrued expenses and taxes	242,802	266,519
Accrued interest – related party	40,158	30,745
Deferred revenue	198,080	196,579
Due to employee	43,801	31,639
Notes payable - related party	384,450	384,450
Note payable - current portion	22,241	23,014
Current liabilities – discontinued operations	0	638.284
Total Current Liabilities	1,173,454	1,717,566

Long-term Debt
Note payable	1,188,315	1,192,280
Notes payable – discontinued operations	0	45,000
Total Long-term Debt	1,188,315	1,237,280

TOTAL LIABILITIES	2,361,769	2,954,846

STOCKHOLDERS’ DEFICIT
Common stock	29,000	163
Unissued shares	0	5,830
Additional paid in capital	0	8,818,647
Equity (deficit) – Galaxy Gaming, Inc.	(1,187,939)	(1,120,198)
Accumulated deficit – discontinued operations	71,828	(9,395,645)
TOTAL STOCKHOLDERS’ DEFICIT	(1,087,111)	(1,691,203)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,274,658	$1,263,643

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)

	2009	2008

Gross Revenues	$608,709	$471,473

Cost of Goods Sold	23,833	33,425

Gross Profit	584,876	438,048

Operating Expenses	626,062	590,255

Net Operating Loss	(41,186)	(152,207)

Other Income (Expense)	(26,555)	(13,382)

Net Loss before Income Taxes	(67,741)	(165,589)

Provision for Income Taxes	0	0

Net Loss from Continuing Operations	(67,741)	(165,589)

Income (Loss) from Discontinued Operations	671,833	(59,804)

Net Income (Loss)	$604,092	$(225,393)

Weighted Average Number of Shares Outstanding	15,863,085	162,862

Net Loss per Share-Continuing Operations	$(.00)	$(1.01)
Net Income (Loss) per Share-Discontinued Operations	$.04	$(.37)
Net Income (Loss) per Share	$.04	$(1.38)

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
AS OF MARCH 31, 2009

	Common Stock		Additional	Unissued	Accumulated
	Shares	Amount	Paid in Capital	Shares	Deficit	Total

Beginning Balance, January 1, 2009	162,862	$163	$8,818,647	$5,830	$(9,395,645)	$(571,005)

Adjustment –to record deficit of Galaxy Gaming, Inc.					(1,120,198)	(1,120,198)
Cancellation of old SDI shares	(162,862)	(163)	(8,818,647)	(5,830)	8,824,640	0
Issuance of new SDI shares	29,000,006	29,000			(29,000)	0
Net Loss from Continuing Operations for the Quarter Ended March 31, 2009	-	-	-		(67,741)	(67,741)

Net Income from Discontinued Operations for the Three Months Ended March 31, 2009					671,833	671,833

Balance, March 31, 2009	29,000,006	$29,000	$0	$0	$(1,116,111)	$(1,087,111)

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities of Continuing Operations:
Net loss from continuing operations for the period	$(67,741)	$(165,589)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	3,937	4,023
Amortization expense	1,753	1,797
Loss on the disposal of property and equipment	0	92
Provision for bad debts	886	4,012
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	23,647	(29,422)
(Increase) decrease in prepaid expenses and taxes	(835)	11,520
(Increase) decrease in inventory	(34,610)	3,765
(Increase) in accrued interest receivable	(1,339)	0
(Increase) in deposits	0	(1,000)
Increase in accounts payable	95,586	38,872
Increase (decrease) in accrued expenses and taxes	(23,717)	19,342
Increase in due to employee	12,162	21,330
Increase in accrued interest – related party	9,413	0
Increase in deferred revenue	1,501	0
Net Cash Provided by (Used in) Operating Activities	20,643	(91,258)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(1,942)
Purchase of intangible assets	0	(4,202)
Increase in note receivable	0	(13,811)
Payments received on note receivable	13,554	0
Net Cash Used in Investing Activities	13,554	(19,955)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	0	141,409
Payments on note payable	(4,738)	(26,118)
Net Cash Provided by Financing Activities	(4,738)	115,291

Cash Flows from Discontinue Operations:
Net Cash Used in Discontinued Operations	(11,451)	(598)

Net Increase in Cash and Cash Equivalents	18,008	3,480
Cash and Cash Equivalents – Beginning of Period	38,164	4,319
Cash and Cash Equivalents – End of Period	$56,172	$7,799

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Note 1:  Nature of Operations

On February 10, 2009, Secured Diversified Investment, ltd. (“SDI”) acquired all of the issued and outstanding stock of Galaxy Gaming, Inc. (“the “Company”) pursuant to the terms of a Share Exchange Agreement.  Following the closing of the Share Exchange Agreement, SDI discontinued all prior operations and has focused exclusively on the business and operations of its wholly-owned subsidiary.

Galaxy Gaming, Inc. was incorporated in the State of Nevada on December 29, 2006 and is based in Las Vegas, Nevada.  The Company designs casino games played in land-based and cruise ship gaming establishments. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and copyrights. The Company licenses its intellectual property via its own sales force to approximately 200 casinos throughout North America. The clients pay royalties in the form of recurring revenues based upon a negotiated monthly fee. To date, the Company has concentrated on creating and licensing live casino table games.

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

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Basis of Presentation
The financial statements include the accounts of SDI (discontinued operations) and its wholly-owned subsidiary.  Certain prior year amounts in the financial statements have been reclassified to conform to the March 31, 2009 presentation.

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Note 3:  Note Receivable

The note receivable at March 31, 2009 and December 31, 2008 was as follows:

	2009	2008
Note receivable	$491,807	$505,361
Less: current portion	(51,504)	(69,617)
Long-term Note Receivable	$440,303	$435,744

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

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At March 31, 2009 and December 31, 2008, management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4:  Inventory

Inventory consists of products designed to enhance table games, such as signs, layouts and bases for the different signs. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes. At March 31, 2009 and December 31, 2008, the Company had $80,787 and $46,177 in inventory, respectively.

Note 5:  Prepaid Expenses and Taxes

Prepaid expenses and taxes consist of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Refundable Canadian withholding	$0	$0
Prepaid IT system	490	5,772
Prepaid supply inventory	0	10,000
Prepaid insurance	431	431
Prepaid legal	4,595	0
Prepaid other	15,092	3,570
Total Prepaid Expenses and Taxes	$20,608	$19,773

During the year ended December 31, 2008, the Company determined that the Canadian withholding tax may not be refunded.  The remaining balance was written off at December 31, 2008. The amounts paid of approximately $87,000 will be available for use in the future as a foreign tax credit to offset federal income tax owed.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Note 6:  Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Computer equipment	$22,768	$22,768
Furniture and fixtures	19,888	19,888
Office equipment	10,320	10,320
Subtotal	52,976	52,976
Less: Accumulated depreciation	(33,523)	(29,587)
Property and Equipment, net	$19,453	$23,389

The Company acquired the majority of the property and equipment in the purchase agreement between the Company and the LLC on January 1, 2007.  The Company disposed of $150 of property and equipment during 2008 for a total loss of $92.  Depreciation expense was $3,937 for the quarter ended March 31, 2009 and $16,374 for the year ended December 31, 2008, respectively.

Note 7:  Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Wages and related costs	$28,361	$28,166
Accrued expenses and taxes	102,019	86,313
Accrued intangible asset costs	100,000	137,500
Accrued royalties - third party	12,422	14,540
Total Accrued Expenses and Taxes	$242,802	$266,519

The Company entered into an agreement to purchase back a sales territory for $150,000 during the year ended 2008.  The remaining balance will be paid during the year ending 2009.

Note 8:  Long – term Debt

Long - term debt from continuing operations consists of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Note payable	$1,210,556	$1,215,294
Less: current portion	(22,241)	(23,014)
Total Long – term Debt	$1,188,315	$1,192,280

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

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Note 10:  Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for a six year renewal.  The monthly minimum rental payment is $17,500 and rent increases 3% every year on September 1st.  Rent to be paid under this lease agreement including the renewal option is summarized as follows:

March 31, 2010	$220,087
March 31, 2011	226,691
March 31, 2012	233,494
March 31, 2013	240,501
March 31, 2014	247,719
Thereafter	628,948
Total Lease Obligation	$1,797,440

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

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Note 11:  Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of March 31, 2009 and December 31, 2008, the Company recorded a provision of $16,493 and $15,607, respectively.

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

Note 13:  Capital Stock

SDI had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2009 and December 31, 2008.  There were 29,000,006 common shares and -0- preferred shares issued and outstanding at March 31, 2009.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

The Company sub-leases its office space from the LLC, a related party, for $18,025 per month.  Rent expense was $54,075 and $210,000 for the quarter ended March 31, 2009 and for the year ended December 31, 2008.

Note 15: Income Taxes

For the quarter ended March 31, 2009 and for the year ended December 31, 2008, the Company incurred a net loss of $67,741 and $504,204 and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $83,653.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $588,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $87,000 that can be used in the future to offset federal income tax owed.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$171,429	$28,442
Valuation allowance	(171,429)	(28,442)
Net Deferred Tax Asset	$-	$-

Note 16: Other Income (Expenses)

Other income (expenses) of the Company consists of the following at March 31, 2009 and 2008:

	2009	2008
Interest income	$7,580	$8,287
Loss on the sale of property and equipment	0	0
Interest expense	(34,105)	(21,725)
Miscellaneous other income (expense)	(30)	56
Total Other Income (Expenses)	$(26,555)	$(13,382)

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Note 18: Cash Flow Disclosures

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

There were no additional non-cash investing or financing transactions during the quarter ended March 31, 2009 and the year ended December 31, 2008.

Cash reconciliation at March 31, 2009:

2009

Cash per cash flow statement	$56,172
Cash – discontinued operation	828
Cash per balance sheet	$55,344

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

Pursuant to the terms and conditions of the Share Exchange Agreement and the terms of the Plan, SDI issued 25,000,000 shares of common stock pro-rata to the former shareholders of the Company in exchange for obtaining ownership of 100% of the issued and outstanding shares of the Company and 4,000,006 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of the outstanding debts under chapter 11 of the U.S. Bankruptcy Code. All of SDI’s pre-Share Exchange issued and outstanding equity interests were extinguished and rendered null and void.  As a result, following these events, there are currently 29,000,006 shares of common stock issued and outstanding.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Note 19: Subsequent Events (continued)

Following confirmation of the Plan and the consummation of the Share Exchange, SDI is now pursuing the business plan of the Company.

After the consummation of the Plan and Share Exchange, SDI continued to own a twenty-five percent interest in certain real property in Arizona.  Subsequent to the reporting period on or about April 17, 2009, SDI transferred this property to its former officer and director, Munjit Johal, in exchange for Mr. Johal tendering fifty-five thousand shares of the common stock of SDI for cancellation.

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

Company Overview and Plan of Operation

Through our wholly-owned subsidiary, Galaxy Gaming, Inc. (“Galaxy”) we are currently engaged in the business of developing proprietary table games and other gaming products, and licensing those games and products to casinos in the United States and internationally.

Our plan is to grow by developing new game content, enhancing our product portfolio with electronics, expanding our global distribution network and increasing the performance of our sales force.

Robert Saucier is our President, Chief Executive Officer, Interim Chief Financial Officer and Director.  William O’Hara is our Chief Operating Officer and Director.

We are currently seeking to expand our business. Currently, we are the second largest company in the proprietary table games industry. We intend to expand our installed base of table games, which will increase our recurring revenues, by employing the following strategies:

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

Enhance Our Portfolio with Electronics

The games Caribbean Stud and Let it Ride benefitted from electronic enhancements. Previously, only our Bonus Blackjack game utilized electronics. We have developed and continue to develop electronic enhancements for table games.  They began to generate revenues in March, 2009.

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

Currently, our sales team’s progress is monitored and tracked by a highly sophisticated, custom sales force automation / client relationship management system. We have spent considerable capital and human resources to develop this system and believe it is a significant factor in the past and future success of our sales force. This system is under constant development and improvement by us and contains numerous unique and proprietary features we developed.

Because of the high margin, recurring revenue nature of our products, we believe that significant expenditures on improving our sales and client retention efforts are justified. Accordingly, we provide significant incentives and rewards to our sales executives based upon their performance.

Financing

In anticipation of our current aggressive growth plans and acquisition strategy, as well as the investments in our infrastructure necessitated by our strategy, we require additional funding. Because we will be unable to adequately fund the growth initiatives outlined herein without new sources of investor financing, we are currently attempting to raise funds through the sale of our common stock and loans. If we fail to raise capital, we will still pursue acquisitions and growth, however, our acquisition opportunities will be limited and our growth strategy will be negatively impacted.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment during the next twelve months.  As we continue to grow and expand our business, we anticipate increasing our number of employees by approximately fifty to one hundred percent over the course of the next year.

Results of Operations for the three months ended March 31, 2009

For the three months ended March 31, 2009 our continuing operations generated gross revenues of $608,709, up from gross revenues $471,473 for the three months ended and March 31, 2008. Our Cost of Goods Sold was $23,833, our Operating Expenses were $626,062, and our Other Expenses were $26,555 for the three months ended March 31, 2009.   By comparison, during the quarter ended March 31, 2008, our Cost of Goods Sold was $33,425, our Operating Expenses were $590,255, and our Other Expenses were $13,382. Our Net Loss from continuing operations for the three months ended March 31, 2009 was $67,741, compared to a Net Loss of $165,589 for the three months ended March 31, 2008.

Although we increased operating expenses through the first half of 2008, we actively reduced our operating costs during the second half of last year.  These cuts, along with growing revenues beginning in the second half of 2008, led to a net positive cash flow during the fourth quarter of 2008 and the first quarter of 2009.  Management believes that continued growth from existing and new products will result in continued positive cash flow and a net profit and during fiscal year ending December 31, 2009.

During the quarter ended March 31, 2009, we experienced a net income from discontinued operations in the amount of $671,833.  This figure primarily represents discharge of indebtedness related to the former business of Secured Diversified Investment, Ltd. under the terms of a chapter 11 plan confirmed January 29, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $432,737 and total assets in the amount of $1,274,658. Our total current liabilities as of March 31, 2009 were $1,173,454.  We therefore had working capital of $101,204 as of March 31, 2009.

Our operating activities generated $20,643 in cash for the three months ended March 31, 2009, compared to $91,258 in cash used by operations during for the three months ended March 31, 2008. The primary components of our positive operating cash flow for the three months ended March 31, 2009 were a decrease in accounts receivable of $23,647and an increase in accounts payable of $95,586, offset primarily by our net operating loss of $67,471, an increase in inventory of $34,610, and a decrease in accrued expenses and taxes of $23,717.

Cash flows from investing activities the three months ended March 31, 2009 were $13,554, consisting of payments received on a note receivable. Cash used by financing activities during the three months ended March 31, 2009 were $4,738, consisting of payments on a note payable of $4,738.

We intend to fund our continuing operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. Subsequent to the reporting period on April 24, 2009, we closed an issuance of $200,000 in convertible promissory notes due in October of this year.  The funds generated from this short-term debt financing will assist us in meeting our cash needs in the near term. We plan to seek additional financing, however, in a private equity offering to secure additional funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we expect to incur higher capital expenditures in the future to expand our operations. We will from time to time acquire products and businesses complementary to our business. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that we have any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, Mr. Robert Saucier.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

We, Mr. Saucier and other Galaxy companies have jointly filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce the alleged judgment, not held by them.  This case is currently in the discovery phase.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Current Report on Form 8-K filed February 13, 2009.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	May 15, 2009

By: /s/Robert Saucier Robert Saucier President, Chief Executive Officer, Chief Financial Officer and Director