Form 10-Q
period 2009-06-30
SECURED DIVERSIFIED INVESTMENT LTD
filed 2009-08-03
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,058,756 common shares as of July 22, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008, (audited);

F-2	Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and June 30, 2008 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit as of June 30, 2009 (unaudited)

F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SECURED DIVERSIFIED INVESTMENT, LTD
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$116,844	$25,885
Accounts receivable-trade, net	301,645	234,315
Miscellaneous receivables	40,240	7,516
Prepaid expenses	189,507	19,773
Inventory	170,300	46,177
Accrued interest receivable	8,796	5,029
Note receivable-current portion	50,928	69,617
Current assets of discontinued operations	-	12,279
Total Current Assets	878,260	420,591

Property and Equipment, net	15,516	23,389

Real Estate Investment-discontinued operations	-	100,000

Other Assets
Intellectual property, net	130,404	133,919
Intangible assets	150,000	150,000
Note receivable-long term	432,606	435,744
Total Other Assets	713,010	719,663

TOTAL ASSETS	$1,606,786	$1,263,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$310,519	$146,336
Accrued expenses and taxes	217,779	266,519
Accrued interest-related party	49,783	30,745
Deferred revenue	204,927	196,579
Due to employee	7,685	31,639
Notes payable-related party	384,450	384,450
Convertible notes payable	200,000	-
Current portion long-term debt	22,241	23,014
Current liabilities-discontinued operations	-	638,284
Total Current Liabilities	1,397,384	1,717,566

Long-Term Debt
Note payable	1,182,792	1,192,280
Notes payable-discontinued operations	-	45,000
Total Long-Term Debt	1,182,792	1,237,280

TOTAL LIABILITIES	2,580,176	2,954,846

STOCKHOLDERS' DEFICIT
Common stock	30,059	163
Unissued shares	-	5,830
Additional paid in capital	339,391	8,818,647
Accumulated deficit Galaxy Gaming, Inc	(1,342,840)	(1,120,198)
Accumulated deficit-discontinued operations	-	(9,395,645)
TOTAL STOCKHOLDERS' DEFICIT	(973,390)	(1,691,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,606,786	$1,263,643

The accompanying notes are an integral part of this financial statement

SECURED DIVERSIFIED INVESTMENT, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Gross revenues	$674,490	$502,364	$1,283,199	$973,837

Cost of Goods Sold	64,440	42,158	88,252	75,583

Gross Profit	610,050	460,206	1,194,947	898,254

Operating Expenses	638,039	603,037	1,264,127	1,193,292

Net Operating Loss	(27,989)	(142,831)	(69,180)	(295,038)

Other Income (Expense)	(26,988)	(26,166)	(53,512)	(39,548)

Net Loss Before Income taxes	(54,977)	(168,997)	(122,692)	(334,586)

Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(54,977)	(168,997)	(122,692)	(334,586)

Loss from Discontinued Operations	(99,950)	(229,250)	(99,950)	(289,054)

Net Loss	$(154,927)	$(398,247)	$(222,642)	$(623,640)

Weighted average number of shares outstanding
Basic	30,058,756	162,862	30,058,756	162,862
Fully Diluted	31,233,756	162,862	31,233,756	162,862

Loss Per Share
From Operations	$(0.00)	$(1.04)	$(0.00)	$(2.05)
From Discontinued Operations	$(0.00)	$(1.41)	$(0.00)	$(1.77)
Fully Diluted	$(0.00)	$(2.45)	$(0.01)	$(3.82)

The accompanying notes are an integral part of this financial statement

SECURED DIVERSIFIED INVESTMENT, LTD
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
AS OF JUNE 30, 2009

	Common Stock		Additional Paid-In	Unissued	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Beginning Balance January 1, 2009	162,862	$163	$8,818,647	$5,830	$(9,395,645)	$(571,005)

Adjustment-to record deficit of Galaxy Gaming, Inc					(1,120,198)	(1,120,198)

Cancellation of old SDI shares	(162,862)	(163)	(8,818,647)	(5,830)	9,395,645	571,005

Issuance of new SDI shares upon confirmation of reorganization plan	29,000,006	29,000				29,000

Shares issued post-confirmation, net	1,058,750	1,059	339,391			340,450

Net loss from continuing operations					(122,692)	(122,692)

Net loss from discontinued operations					(99,950)	(99,950)

Balance June 30, 2009	30,058,756	$30,059	$339,391	$-	$(1,342,840)	$(973,390)

The accompanying notes are an integral part of this financial statement

SECURED DIVERSIFIED INVESTMENT, LTD
CONSOLIDATED STATEMENT OF CASH FLOWS(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities of continuing operations
Net income(loss) from continuing operations	$(122,692)	$(334,586)
Adjustments to reconcile net income(loss) to
Net cash used in operating activities
Depreciation expense	7,873	8,129
Amortization expense	3,515	3,714
Provision for bad debts	886	17,043
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(100,940)	(38,026)
(Increase) decrease in prepaid expenses	(10,234)	2,144
(Increase) decrease in inventory	(124,123)	(6,169)
(Increase) decrease in accrued interest receivable	(3,767)	-
Increase in accounts payable	204,183	105,922
Increase (decrease) in accrued expenses	(48,740)	63,238
Increase (decrease) in due to employee	(23,954)	-
Increase in accrued interest-related party	19,038	-
Increase in deferred revenue	8,348	14,660
Net Cash Provided by (Used in) Operating activities	(190,607)	(163,931)

Cash Flows From Investing Activities
Acquisition of property and equipment	-	(2,592)
Purchase of intangible assets	-	(7,202)
Increase in note receivable	-	-
Payment received on note receivable	21,827	27,622
Net Cash From Investing Activities	21,827	17,828

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	200,000	-
Proceeds from issuance of common stock	70,000	-
Proceeds from notes payable-related party	-	171,307
Payments on notes payable	(10,261)	(11,507)
Net Cash From Financing Activities	259,739	159,800

Net Increase in Cash	90,959	13,697

Cash at Beginning of Period	25,885	2,635

Cash at End of Period	$116,844	$16,332

Supplemental Cash Flow Information
Cash paid for interest	$49,407	$47,364
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of this financial statement

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1:  Nature of Operations

Unless the context indicates otherwise, references to “we”, “us”, “our”, or the “Company”, include Secured Diversified Investment, Ltd. and its consolidated subsidiaries, including but not limited to Galaxy Gaming, Inc.  On February 10, 2009, Secured Diversified Investment, Ltd. (“SDI”) acquired all of the issued and outstanding stock of Galaxy Gaming, Inc. (“Galaxy Gaming”) pursuant to the terms of a Share Exchange Agreement.  Following the closing of the Share Exchange Agreement, SDI discontinued all prior operations and has focused exclusively on the business and operations of its wholly-owned subsidiary, Galaxy Gaming.  Galaxy Gaming was incorporated in the State of Nevada on December 29, 2006 and continued the business operations of one or more predecessor companies using the “Galaxy Gaming” moniker beginning with Galaxy Gaming Corporation in 1997.  Our headquarters is at 6980 O’Bannon Drive, Las Vegas, Nevada.

On January 1, 2007, Galaxy Gaming, LLC (the “LLC”), which was organized as a Nevada limited liability company on September 27, 2000, entered into several agreements with the newly formed Galaxy Gaming, Inc.  Pursuant to these agreements, the LLC sold selected assets, such as inventory and fixed assets, to the Company.  On December 31, 2007, the Company acquired, through an asset purchase agreement, the LLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.

We design, manufacture and market casino table games and electronic jackpot bonusing system platforms played in land-based and cruise ship gaming establishments.  The game concepts and the bonusing systems associated with these games are typically protected by patents, trademarks and/or copyrights.  We market our products and license our intellectual property via our own sales force to approximately 262 casinos throughout North America and to cruise ships worldwide.  Our revenues come primarily from recurring royalties received from our clients for the licensing of our game content and other fees paid based upon our electronic platforms’ performance.  Additionally, we receive revenue as reimbursement from the sale of our associated products

Note 2:  Significant Accounting Policies

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
June 30, 2009

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

Basis of Presentation
The financial statements include the accounts of SDI (discontinued operations) and its wholly-owned subsidiary.  Certain prior year amounts in the financial statements have been reclassified to conform to the June 30, 2009 presentation.  The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 3:  Note Receivable

The note receivable at June 30, 2009 and December 31, 2008 was as follows:

	2009	2008
Note receivable	$483,534	$505,361
Less: Current portion	50,928	69,617
Long-term note receivable	$432,606	$435,744

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

Management evaluates the note on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At June 30, 2009 and December 31, 2008, management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4:  Inventory

Inventory consists of products designed to enhance table games, such as signs, layouts and bases for the different signs. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes. At June 30, 2009 and December 31, 2008, the Company had $170,300 and $46,177 in inventory, respectively.

Note 5:  Prepaid Expenses and Taxes

Prepaid expenses and taxes consist of the following as of June 30, 2009 and December 31, 2008:

	2009	2008
Refundable Canadian withholding	$0	$0
Prepaid IT system	1,459	5,772
Prepaid supply inventory	0	10,000
Prepaid insurance	431	431
Prepaid legal	6,449	0
Prepaid other	181,168	3,570
Total Prepaid Expenses and Taxes	$189,507	$19,773

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

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 6:  Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Computer equipment	$22,768	$22,768
Furniture and fixtures	19,888	19,888
Office equipment	10,320	10,320
Subtotal	52,976	52,976
Less: Accumulated depreciation	(37,460)	(29,587)
Property and Equipment, net	$15,516	$23,389

The Company acquired the majority of the property and equipment in the purchase agreement between the Company and the LLC on January 1, 2007.  The Company disposed of $150 of property and equipment during 2008 for a total loss of $92.  Depreciation expense was $7,873 for the six months ended June 30, 2009 and $8,129 for the six months ended June 30, 2008, respectively.

Note 7:  Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Wages and related costs	$34,999	$28,166
Accrued expenses and taxes	109,960	86,313
Accrued intangible asset costs	62,500	137,500
Accrued royalties – third party	10,320	14,540
Total Accrued Expenses and Taxes	$217,779	$266,519

The Company entered into an agreement to purchase back a sales territory for $150,000 during the year ended 2008.  The remaining balance of $62,500 at June 30, 2009 is expected to be paid during 2009.

Note 8:  Long – term Debt

Long - term debt from continuing operations consists of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Note payable	$1,205,033	$1,215,294
Less: current portion	(22,241)	(23,014)
Total Long – term Debt	$1,182,792	$1,192,280

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

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 9:  Notes Payable

	2009	2008
Note payable-related party	$384,450	$384,450
Convertible notes payable	200,000	0
Total notes payable	$584,450	$384,450

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.

The convertible notes payable bear interest at 12% and are due October 2009.  The notes are convertible into common stock of SDI at the conversion rate of .20 cents per share.  The holders of the notes were also granted stock purchase warrants allowing the holders to purchase up to an additional 175,000 shares of common stock at the price of $.40 per share.  The warrants expire April 2014.  In lieu of cash exercising the warrant the holders may elect to receive shares equal to the value of the warrant.

Note 10:  Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for a six year renewal.  The monthly minimum rental payment is $17,500 and rent increases 3% every year on September 1st.  Remaining rent to be paid under this lease agreement including the renewal option is summarized as follows:

Year ending December 31,
2009	$110,314
2010	218,464
2011	225,020
2012	231,772
2013	238,728
Thereafter	671,356
Total Lease Obligation	$1,695,654

Legal Proceedings

The Company’s current material litigation is briefly described below. The Company assumes no obligation to update the status of pending litigation, except as  required by applicable law, statute or regulation.

Sherron Associates, Inc.

A default judgment was issued in Spokane County, Washington against Robert Saucier and others unrelated to the Company or the Company’s business in 1998 (the “Spokane Judgment”).  In 2005, a non-existent but fraudulently represented as a valid LLC (“Loan Fund V”) claimed it was the holder of the Spokane Judgment and filed suit against us in King County, Washington, claiming the Company was the alter ego of Mr. Saucier and therefore responsible for the Spokane Judgment.  The non-existent Loan Fund V also falsely claimed to the Washington Court that it had attempted service of the Summons and Complaint at Galaxy’s registered office in Nevada.  As a result of this deception and without our knowledge, Loan Fund V obtained a default judgment (the “King County Judgment”) against us and subsequently garnished our clients in Washington and domesticated the King County Judgment to Nevada (the “Nevada Domestication”).

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 10:  Commitments and Contingencies (continued)

Legal Proceedings (continued)

Upon discovery of the lawsuit, the accompanying default judgment and the fraud committed upon the courts by the representatives of Loan Fund V, our attorneys filed an appearance and the Washington and Nevada Courts ultimately reversed the King County Judgment and the Nevada Domestication and the related lawsuits were dismissed with prejudice.

In 2008, the individuals associated with Loan Fund V now claimed another company they allegedly control, called Sherron Associates, Inc. (“Sherron”), was the holder of the Spokane Judgment and filed suit against us again in King County, Washington.  We responded with claims that Sherron was not the holder of the Spokane Judgment and that it was invalid and unenforceable.  Accordingly, our attorneys filed a motion in Spokane County, Washington to vacate the Spokane Judgment in May, 2009.  The Court agreed and issued an order vacating the Spokane Judgment.  Sherron subsequently filed a motion for reconsideration, which was denied by the Court in June, 2009.  In July, 2009 Sherron filed a Notice of Appeal of the trial courts’ decisions.  We and our legal advisors believe that the chances of a reversal of the trial court’s decision are remote, but intend to vigorously defend our position until a final decision is reached.

We have filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce an alleged judgment, not held by them claiming Sherron committed fraud and perjury in various state and federal courts.  The proceedings in this case are currently stayed pending the outcome of the Washington appeal.

California Administrative Licensing Action

In 2002, Galaxy Gaming of California, LLC, which is a wholly owned subsidiary of the Company, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California.  The Division of Gambling Control of the California Department of Justice (the “Division”) processed the application and in late 2005 made an initial recommendation to the Commission that the subsidiary was not suitable.  The subsidiary believes that the process, as conducted by the State of California, was seriously flawed and biased and in December 2006, exercised its right to have an administrative law judge instead of the Commission further adjudicate the process.  The Commission agreed and assigned the matter for adjudication before an administrative law judge.  However, the Division never filed its issue of charges and the matter has remained pending since 2006.  The subsidiary has conducted business in California consistently since 2002.

After consummation of the Share Exchange Agreement between SDI and Galaxy Gaming in February 10, 2009, (see Note 1), the companies jointly applied to the Division for a finding of suitability.  We believe the Division will find the current application acceptable.  If so, our subsidiary, Galaxy Gaming of California, LLC will request withdrawal of its application with the Commission.  Subsequent to the Commission’s approval, we intend to dissolve the subsidiary and continue business in California through our Company.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 11:  Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  For the six months ended June 30, 2009 and the six months ended June 30, 2008, the Company recorded a provision of $886 and $17,043, respectively.

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

Note 13:  Capital Stock

SDI had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2009 and December 31, 2008.  There were 30,058,756 common shares and -0- preferred shares outstanding at June 30, 2009.

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

The Company sub-leases its office space from the LLC, a related party, for $18,025 per month.  Rent expense was $108,150 and $210,000 for the six months ended June 30, 2009 and for the year ended December 31, 2008.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 15: Income Taxes

For the six months ended June 30, 2009 and for the year ended December 31, 2008, the Company incurred a net loss of $222,642 and $504,204 respectively and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $83,653.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $588,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $87,000 that can be used in the future to offset federal income tax owed.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to	2009	2008
Net operating loss carryover	$247,127	$171,429
Valuation allowance	(247,127)	(171,429)
Net Deferred Tax Asset	-	$-

Note 16: Other Income (Expenses)

Other income (expenses) of the Company consists of the following for the six months ended June 30, 2009 and 2008:

	2009	2008
Interest income	$14,932	$16,573
Loss on the sale of property and equipment	0	0
Interest expense	(68,444)	(56,177)
Miscellaneous other income (expense)	0	56
Total Other Income (Expenses)	$(53,512)	$(39,548)

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

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

During the six months ended June 30, 2009 the company issued 870,000 shares of stock for services to be performed in a non-cash transaction pursuant to a service agreement.  The services are being expensed over the life of the service agreement.   The company also issued 100,000 shares of common stock in settlement of accounts payable during the quarter.

Note 19: Bankruptcy confirmation and reverse merger – adoption of “fresh start” accounting

On February 10, 2009, Secured Diversified Investment, Ltd (“SDI”), a publicly held Nevada Corporation, entered into a Share Exchange Agreement with Galaxy Gaming, Inc. In connection with the closing of the Share Exchange Agreement, SDI obtained 100% of the issued and outstanding shares of Galaxy Gaming, Inc., and Galaxy Gaming, Inc. became a wholly-owned subsidiary (the “Share Exchange”).  Also pursuant to the terms of SDI's Bankruptcy  Plan (“the Plan”) , all of SDI’s outstanding debt obligations (other than administrative expenses related to chapter 11 case) have been discharged in exchange for its issuance of new common stock on a pro rata basis to its creditors.

Pursuant to the terms and conditions of the Share Exchange Agreement and the terms of the Plan, SDI issued 25,000,000 shares of common stock pro-rata to the former shareholders of Galaxy Gaming, Inc. in exchange for obtaining ownership of 100% of the issued and outstanding shares of Galaxy Gaming, Inc. and 4,000,006 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of the outstanding debts under chapter 11 of the U.S. Bankruptcy Code. All of SDI’s pre-Share Exchange issued and outstanding equity interests were extinguished and rendered null and void.  Immediately following these events there were 29,000,006 shares of common stock issued and outstanding.

Following confirmation of the Plan and the consummation of the Share Exchange, SDI is now pursuing the business plan of Galaxy Gaming, Inc.

After the consummation of the Plan and Share Exchange, SDI continued to own a twenty-five percent interest in certain real property in Arizona.  On or about April 17, 2009, SDI transferred this property to a former officer and director, in exchange for the former officer tendering fifty thousand shares of the common stock of SDI for cancellation.

In accordance with generally accepted accounting principles, since the reorganization values of SDI’s assets were less than the total of its postpetition liabilities and allowed claims, and since the holders of existing SDI shares before the confirmation of the reorganization plan received less than 50 percent of the voting shares of the emerging entity, Galaxy Gaming, Inc. has adopted fresh-start reporting.  The total amount of debt forgiveness was $683,284.  The remaining asset of SDI was valued at $100,000, the estimated fair value at the date of confirmation.

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

Company Overview and Plan of Operation

Through our wholly-owned subsidiary, Galaxy Gaming, Inc. (“Galaxy”) we are engaged in the business of developing, manufacturing and marketing proprietary table games and electronic enhancements and bonusing systems for table games for use in casinos throughout North America and on cruise ships worldwide.  Casinos use proprietary table games and electronic bonus jackpot products in lieu of those available in the public domain (e.g. blackjack, craps, roulette, etc.) because of their popularity with players and because the casinos generate significantly more profit.  We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada.   In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States and internationally.

Game Placements

We classify our products into three categories – Side Bets, Premium Games and Electronic Enhancement Products.  Generally, the Side Bet category refers to one or more additional wagers used in conjunction with public domain games whereas the Premium Games are stand-alone proprietary games or a variation thereof.  The Electronic Enhancement category refers to our products and systems known as the Bet Tabulator System, TableVision and the Bonus Jackpot System.

As of June 30, 2009, our Side Bets and Premium Games were in service and generating revenue on a total of 1,613 tables compared to 1,300 tables on June 30, 2008, representing a 24% increase.  These tables were operational in approximately 262 casinos in North America and on cruise ships internationally.  Based on confirmed sales orders and sales estimates, we expect continued growth in table game placements for the remainder of 2009.  Our electronic table game enhancement platform known as the Bonus Jackpot System (“BJS”) debuted on March 13, 2009 and as of June 30, 2009, a total of 34 units were operating in casinos.  This product has proven popular with players and casino operators and we likewise anticipate continued growth in BJS placements for the remainder of 2009.

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Build our recurring revenue base.

Despite the current economy, or maybe because of it, our products are in their highest demand.   Our products generate additional profit for our clients yet require an insignificant capital expenditure.  Accordingly, we have demonstrated a 28% increase in recurring revenues compared to the same quarter last year.  We expect the remainder of the year to result in continued recurring revenue growth.

Expand our distribution network.

The gaming industry is highly regulated and as a result a widespread distribution system is desired to fully leverage placement of our gaming products.  To expand our distribution channels we must obtain regulatory approval in additional jurisdictions throughout North America and internationally.  As a result, we are seeking approval to conduct business in expanded jurisdictions.  Additionally, we have committed to increasing the size and performance our sales force.

Increase our per unit price point.

Our electronic gaming enhancements such as our BJS platform generate significant more revenue per unit per month for us than our Premium Games which in turn generate significantly more revenue per unit per month than our Side Bets.  As a result, our focus is to develop or acquire new electronic enhancements and premium proprietary game content rather than additional Side Bet products to command higher royalties.

Stay profitable
.
Although we seek to take advantage of the current high demand of our products and in the process, rapidly expand our recurring revenues, our goal is to closely guard our profits and cash flow.  Except for the impact of the extraordinary expenses associated with our transformation from a private company to a public one and the litigation we were engaged in during the first six months of 2009, we would have maintained an operating profit.  We expect this trend to continue particularly due to anticipated reduced legal expenses.

Build shareholder value.

Fundamentally, we will focus first and foremost on our company’s financial performance both in terms of revenue growth, profitability and cash flow.  While our successful performance is essential, we intend to launch a creative and effective Investor Relations / Public Relations campaign to build the Galaxy Gaming brand in the financial community.  Furthermore, we have committed to maintain frequent and informative communication with our stakeholders.

Sources of Revenue

We derive our revenue from the sale and license of our products and intellectual property.  Consistent with our strategy, we currently define our revenue sources into three categories, which includes (1) a one-time sale or reimbursement of our manufactured equipment; (2) a negotiated recurring licensing fee for our table game content; and (3) a recurring licensing fee associated with the performance of our electronic table game platform.  When we license a table game without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When we license a table game with electronic enhancements, such as our Bonus Jackpot System, we generally sell the associated products, negotiate a month-to-month license fee for the game content, and collect an additional recurring fee associated with the performance of our system such as a fee per each wager placed.  We anticipate we will receive additional revenue from two additional categories beginning later in 2009.

Financing

In anticipation of our current aggressive growth plans and acquisition strategy, as well as the investments in our infrastructure necessitated by our strategy, we require additional funding. Because we will be unable to adequately fund the growth initiatives outlined herein without new sources of investor financing, we are currently attempting to raise funds through the sale of our common stock and funding of new loans. If we fail to raise capital, we will still pursue acquisitions and growth, however, our acquisition opportunities could be limited and our growth strategy could be negatively impacted.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment during the next twelve months.  As we continue to grow and expand our business, we anticipate significant increases to our  employee base over the course of the next year.

Results of Operations for the three months ended June 30, 2009

For the three months ended June 30, 2009 our continuing operations generated gross revenues of $674,490, an increase of 34% from gross revenues $502,364 for the three months ended and June 30, 2008.  This increase in revenue was driven by each of our product categories; Blackjack Enhancements, Premium Games and Bonus Jackpot Systems. Our Cost of Goods Sold was $64,440 an increase of 49% over the June 30, 2008 amount of $42,158.  Much of this increase is related to installations of our bonus jackpot systems. Our Operating Expenses were $638,039 an increase of 6% over the 2008 operating expenses of $603,037.  The increase was primarily non-recurring legal costs.  Other expenses increased to $26,988 from $26,166 in 2008.

The increase in revenue was instrumental in reducing our Net Loss from continuing operations for the three months ended June 30, 2009 to $54,977, compared to a Net Loss of $168,997 for the three months ended June 30, 2008.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was a loss of $22,290 and a loss of $130,988 for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 our continuing operations generated gross revenues of  $1,283,199 an increase of  32% over 2008 revenues of $973,837.  This increase was driven by each of our product categories.  Our cost of goods sold was $88,252 for the six months compared to $75,583 in the prior year.  The increase is due to placements of our Bonus Jackpot Systems during the second quarter.  Our operating expenses were $1,264,127 for the six months compared to $1,193,292 for the first six months of 2008.  The increase was primarily non-recurring legal costs related to the merger and bankruptcy transactions.  Other expenses were $53,512 compared to $39,548 in 2008.  The increase was due to higher interest expense on notes payable.

Our net loss from continuing operations for the six months decreased to $122,692 compared to a loss of $334,586 for the first six months of 2008.

Management believes that continued growth from existing and new products could result in positive cash flow by the end of  2009.

During the quarter ended June 30, 2009, we experienced a net loss from discontinued operations in the amount of $99,950.  This transaction represented disposal of a real estate investment related to the former business of Secured Diversified Investment, Ltd. that remained after the confirmation of the chapter 11 plan of reorganization of SDI.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $878,260 and total assets in the amount of $1,606,786. Our total current liabilities as of June 30, 2009 were $1,397,384.

Cash flows from investing activities for the six months ended June 30, 2009 were $21,827, consisting of payments received on a note receivable. Cash generated by financing activities during the six months ended June 30, 2009 were $259,739 consisting primarily of proceeds from issuance of common stock and from convertible notes payable.

We intend to fund our continuing operations through increased sales and issuance of debt or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. On April 24, 2009, we closed an issuance of $200,000 in convertible promissory notes due in October of this year.  The funds generated from this short-term debt financing will assist us in meeting our cash needs in the near term. We plan to seek additional financing, however, in a private equity offering during July of 2009 to secure additional funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan could be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Robert Saucier.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

(See Note 10 regarding current litigation)

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2009, we closed a private offering of common stock sold at a price of $0.40 per share.   A total of 138,750 shares were sold to thirteen purchasers for a total purchase price of $55,500.  A total of 37,500 shares were purchased for cash proceeds in the amount of $15,000.  A total of 86,000 shares were sold in exchange for promissory notes in the amount of the purchase prices (a total of $34,400).  The notes are secured by the shares purchased, bear interest at a rate of six percent (6%) per year, and are payable over the course of two years.  Finally, 15,250 shares were issued in exchange for services rendered by a company executive valued at $6,100.  The offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Current Report on Form 8-K filed February 13, 2009.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secured Diversified Investment, Ltd.

Date:	July 31, 2009

By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer, Chief Financial Officer and Director