Form 10-Q/A
period 2009-03-31
SECURED DIVERSIFIED INVESTMENT LTD
filed 2009-08-19
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets
Cash	$55,344	$25,885
Accounts receivable - trade, net	210,708	234,315
Miscellaneous receivables	6,590	7,516
Prepaid expenses and taxes	20,608	19,773
Inventory	80,787	46,177
Accrued interest receivable	6,368	5,029
Note receivable - current portion	51,504	69,617
Current assets of discontinued operations	0	12,279
Total Current Assets	431,909	420,591

Property and Equipment, net	19,452	23,389
Real Estate Investment-Discontinued Operations	100,000	100,000

Other Assets
Intellectual property, net	132,166	133,919
Intangible assets	150,000	150,000
Note receivable - long term	440,303	435,744
Total Other Assets	722,469	719,663

TOTAL ASSETS	$1,273,830	$1,263,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$241,922	$146,336
Accrued expenses and taxes	242,802	266,519
Accrued interest – related party	40,158	30,745
Deferred revenue	198,080	196,579
Due to employee	43,801	31,639
Notes payable - related party	384,450	384,450
Note payable - current portion	22,241	23,014
Current liabilities – discontinued operations	0	638.284
Total Current Liabilities	1,173,454	1,717,566

Long-term Debt
Note payable	1,188,315	1,192,280
Notes payable – discontinued operations	0	45,000
Total Long-term Debt	1,188,315	1,237,280

TOTAL LIABILITIES	2,361,769	2,954,846

STOCKHOLDERS’ DEFICIT
Common stock	29,000	163
Unissued shares	0	5,830
Additional paid in capital	71,000	8,818,647
Equity (deficit) – Galaxy Gaming, Inc.	(1,187,939)	(1,120,198)
Accumulated deficit – discontinued operations		(9,395,645)
TOTAL STOCKHOLDERS’ DEFICIT	(1,087,939)	(1,691,203)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,273,830	$1,263,643

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (unaudited)

	2009	2008

Gross Revenues	$608,709	$471,473

Cost of Goods Sold	23,833	33,425

Gross Profit	584,876	438,048

Operating Expenses	626,062	590,255

Net Operating Loss	(41,186)	(152,207)

Other Income (Expense)	(26,555)	(13,382)

Net Loss before Income Taxes	(67,741)	(165,589)

Provision for Income Taxes	0	0

Net Loss from Continuing Operations	(67,741)	(165,589)

Income (Loss) from Discontinued Operations	0	(59,804)

Net Income (Loss)	$(67,741)	$(225,393)

Weighted Average Number of Shares Outstanding	15,863,085	162,862

Net Loss per Share-Continuing Operations	$(.00)	$(1.01)
Net Income (Loss) per Share-Discontinued Operations	$.00	$(.37)
Net Income (Loss) per Share	$.00	$(1.38)

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
AS OF MARCH 31, 2009

	Common Stock		Additional Paid in	Unissued	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Beginning Balance, January 1, 2009	162,862	$163	$8,818,647	$5,830	$(9,395,645)	$(571,005)

Adjustment –to record deficit of Galaxy Gaming, Inc.					(1,120,198)	(1,120,198)
Cancellation of old SDI shares	(162,862)	(163)	(8,818,647)	(5,830)	9,395,645	571,005
Issuance of new SDI shares	29,000,006	29,000	71,000			100,000
Net Loss from Continuing Operations for the Quarter Ended March 31, 2009	-	-	-		(67,741)	(67,741)

Balance, March 31, 2009	29,000,006	$29,000	$71,000	$0	$(1,187,939)	$(1,087,939)

The accompanying notes are an integral part of the financial statements.

SECURED DIVERSIFIED INVESTMENT, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities of Continuing Operations:
Net loss from continuing operations for the period	$(67,741)	$(165,589)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	3,937	4,023
Amortization expense	1,753	1,797
Loss on the disposal of property and equipment	0	92
Provision for bad debts	886	4,012
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	23,647	(29,422)
(Increase) decrease in prepaid expenses and taxes	(835)	11,520
(Increase) decrease in inventory	(34,610)	3,765
(Increase) in accrued interest receivable	(1,339)	0
(Increase) in deposits	0	(1,000)
Increase in accounts payable	95,586	38,872
Increase (decrease) in accrued expenses and taxes	(23,717)	19,342
Increase in due to employee	12,162	21,330
Increase in accrued interest – related party	9,413	0
Increase in deferred revenue	1,501	0
Net Cash Provided by (Used in) Operating Activities	20,643	(91,258)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(1,942)
Purchase of intangible assets	0	(4,202)
Increase in note receivable	0	(13,811)
Payments received on note receivable	13,554	0
Net Cash Used in Investing Activities	13,554	(19,955)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	0	141,409
Payments on note payable	(4,738)	(26,118)
Net Cash Provided by Financing Activities	(4,738)	115,291

Cash Flows from Discontinue Operations:
Net Cash Used in Discontinued Operations	0	(598)

Net Increase in Cash and Cash Equivalents	29,459	3,480
Cash and Cash Equivalents – Beginning of Period	25,885	4,319
Cash and Cash Equivalents – End of Period	$55,344	$7,799

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

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

Sherron Associates, Inc .

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

In accordance with AICPA Statement of Position 90-7 SDI accounted for the reorganization using fresh-start reporting. Accordingly,   all  assets  and   liabilities  are  restated  to  reflect  their reorganization   value,   which   approximates   fair   value  at  the  date  of reorganization.

SECURED DIVERSIFIED INVESTMENT, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Note 19: Subsequent Events (continued)

Following confirmation of the Plan and the consummation of the Share Exchange, SDI is now pursuing the business plan of the Company.

After the consummation of the Plan and Share Exchange, SDI continued to own a twenty-five percent interest in certain real property in Arizona.  Subsequent to the reporting period on or about April 17, 2009, SDI transferred this property to its former officer and director, Munjit Johal, in exchange for Mr. Johal tendering fifty thousand shares of the common stock of SDI for cancellation.

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

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $431,909 and total assets in the amount of $1,273,830. Our total current liabilities as of March 31, 2009 were $1,173,454.

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

Secured Diversified Investment, Ltd.

Date:	August 12 , 2009

By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer, Chief Financial Officer and Director