Form 10-Q
period 2009-09-30
Galaxy Gaming, Inc.
filed 2009-11-04
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-30653

Galaxy Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6980 O’Bannon Drive, Las Vegas, Nevada 89117
(Address of principal executive offices)

702-939-3254
(Issuer’s telephone number)
Secured Diversified Investment, Ltd _______________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,066,185 common shares as of November 2, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008, (audited);

F-2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and September 30, 2008 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit as of September 30, 2009 (unaudited)

F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

GALAXY GAMING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$9,363	$25,885
Accounts receivable-trade, net	431,791	234,315
Miscellaneous receivables	45,184	12,545
Prepaid expenses	180,464	19,773
Inventory	133,877	46,177
Note receivable-current portion	56,428	69,617
Current assets of discontinued operations	-	12,279
Total Current Assets	857,107	420,591

Property and Equipment, net	34,016	23,389

Real Estate Investment-discontinued operations	-	100,000

Other Assets
Intellectual property, net	128,641	133,919
Intangible assets	150,000	150,000
Note receivable-long term	418,450	435,744
Total Other Assets	697,091	719,663

TOTAL ASSETS	$1,588,214	$1,263,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$335,833	$146,336
Accrued expenses and taxes	156,266	266,519
Deferred revenue	203,592	196,579
Due to employee	-	31,639
Notes payable-related party	415,295	415,195
Convertible notes payable	50,000	-
Current portion long-term debt	21,836	23,014
Current liabilities-discontinued operations	-	638,284
Total Current Liabilities	1,182,822	1,717,566

Long-Term Debt
Note payable	1,178,166	1,192,280
Notes payable-discontinued operations	-	45,000
Total Long-Term Debt	1,178,166	1,237,280

TOTAL LIABILITIES	2,360,988	2,954,846

STOCKHOLDERS' DEFICIT
Common stock	31,059	163
Unissued shares	-	5,830
Additional paid in capital	570,741	8,818,647
Accumulated deficit Galaxy Gaming, Inc	(1,374,574)	(1,120,198)
Accumulated deficit-discontinued operations	-	(9,395,645)
TOTAL STOCKHOLDERS' DEFICIT	(772,774)	(1,691,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,588,214	$1,263,643

The accompanying notes are an integral part of this financial statement

GALAXY GAMING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Gross revenues	$782,493	$533,375	$2,065,691	$1,507,212

Cost of Goods Sold	91,158	21,269	179,410	96,852

Gross Profit	691,335	512,106	1,886,281	1,410,360

Operating Expenses	681,865	568,576	1,946,219	1,761,812

Net Operating Profit (Loss)	9,470	(56,470)	(59,938)	(351,452)

Other Income (Expense)	(41,204)	(26,203)	(94,488)	(65,807)

Net Loss Before Income taxes	(31,734)	(82,673)	(154,426)	(417,259)

Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(31,734)	(82,673)	(154,426)	(417,259)

Loss from Discontinued Operations	-	(30,930)	(99,950)	(319,984)

Net Loss	$(31,734)	$(113,603)	$(254,376)	$(737,243)

Weighted average number of shares outstanding
Basic	30,559,269	162,862	30,029,894	162,862
Fully Diluted	31,381,144	162,862	30,264,269	162,862

Loss Per Share
From Operations	$-	$(0.51)	$(0.01)	$(2.56)
From Discontinued Operations	$-	$(0.19)	$-	$(1.96)
Fully Diluted	$-	$(0.70)	$(0.01)	$(3.82)

The accompanying notes are an integral part of this financial statement

GALAXY GAMING, INC
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
AS OF SEPTEMBER 30, 2009

			Additional
	Common Stock		Paid-In	Unissued	Accumulated
	Shares	Amount	Capital	Shares	Deficit	Total

Beginning Balance January 1, 2009	162,862	$163	$8,818,647	$5,830	$(9,395,645)	$(571,005)

Adjustment-to record deficit of Galaxy
Gaming, Inc					(1,120,198)	(1,120,198)

Cancellation of old shares	(162,862)	(163)	(8,818,647)	(5,830)	9,395,645	571,005

Issuance of new shares upon
confirmation of reorganization plan	29,000,006	29,000	71,000			100,000

Shares issued upon conversion
of notes payable	786,739	786	156,564			157,350

Shares issued for service contract	870,000	870	173,130			174,000

Shares issued under private placement
financing	214,286	214	74,786			75,000

Other shares issued post-confirmation	188,750	189	95,261			95,450

Net loss from continuing operations					(154,426)	(154,426)

Net loss from discontinued
operations					(99,950)	(99,950)

Balance September 30, 2009	31,059,781	$31,059	$570,741	$-	$(1,374,574)	$(772,774)

The accompanying notes are integral part of this financial statement

GALAXY GAMING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities of
continuing operations
Net income(loss) from continuing operations	$(154,426)	$(417,259)
Adjustments to reconcile net income(loss) to
Net cash used in operating activities
Depreciation expense	11,969	12,252
Amortization expense	5,278	5,656
Provision for bad debts	22,760	22,786
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(252,875)	(29,155)
(Increase) decrease in prepaid expenses	(160,691)	1,343
(Increase) decrease in inventory	(87,700)	(4,617)
Increase in accounts payable	229,497	138,532
Increase (decrease) in accrued expenses	(141,892)	31,782
Increase in accrued interest-related party	100	22,749
Increase in deferred revenue	7,013	33,586
Net Cash Provided by (Used in) Operating activities	(520,967)	(182,345)

Cash Flows From Investing Activities
Acquisition of property and equipment	(22,596)	(2,593)
Purchase of intangible assets	-	(7,777)
Payment received on note receivable	30,483	41,433
Net Cash From Investing Activities	7,887	31,063

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	200,000	-
Proceeds from issuance of common stock	311,850	-
Proceeds from notes payable-related party	-	183,578
Payments on notes payable	(15,292)	(15,029)
Net Cash From Financing Activities	496,558	168,549

Net Increase (Decrease) in Cash	(16,522)	17,267

Cash at Beginning of Period	25,885	2,635

Cash at End of Period	$9,363	$19,902

Supplemental Cash Flow Information
Cash paid for interest	$107,731	$67,918
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Conversion of notes payable to equity	$150,000	$-
Disposal of real estate investment for common stock	$99,950	$-

The accompanying notes are an integral part of this financial statement

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 1:  Nature of Operations

Unless the context indicates otherwise, references to “we”, “us”, “our”, or the “Company”, refer to Galaxy Gaming, Inc.  On February 10, 2009, Secured Diversified Investment, Ltd. (“SDI”) acquired all of the issued and outstanding stock of Galaxy Gaming, Inc., a privately held Nevada corporation (“Galaxy Gaming”) pursuant to the terms of a Share Exchange Agreement.  Following the closing of the Share Exchange Agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, Galaxy Gaming.  Galaxy Gaming was incorporated in the State of Nevada on December 29, 2006 and continued the business operations of one or more predecessor companies using the “Galaxy Gaming” moniker beginning with Galaxy Gaming Corporation in 1997.  The Company’s headquarters are located at 6980 O’Bannon Drive, Las Vegas, Nevada.

In August of 2009 upon filing of articles of merger in Nevada, Galaxy Gaming, Inc. was merged into SDI.  At the effective date the separate legal existence of Galaxy Gaming, Inc. ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc.

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

The Company designs, manufactures and markets casino table games and electronic jackpot bonus system platforms played in land-based and cruise ship gaming establishments.  The game concepts and the bonus systems associated with these games are typically protected by patents, trademarks and/or copyrights.  The Company markets its products and licenses its intellectual property via its own sales force to casinos throughout North America and to cruise ships worldwide.  Revenues come primarily from recurring royalties received from casinos for the licensing of the Company’s game content and other fees paid based upon the performance of its electronic platforms.  Additionally, the Company receives revenue as reimbursement from the sale of its associated products.

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

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Revenue Recognition
Revenue is recognized when it is earned. Clients are invoiced in advance and the advance billings are carried as deferred revenue on the balance sheet. The monthly recurring invoices are based on signed agreements with each client.

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

Basis of Presentation
Certain prior year amounts in the financial statements have been reclassified to conform to the September 30, 2009 presentation.  The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be fairly stated have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 3:  Note Receivable

The note receivable at September 30, 2009 and December 31, 2008 was as follows:

	2009	2008
Note receivable	$474,878	$505,361
Less: Current portion	56,428	69,617
Long-term note receivable	$418,450	$435,744

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

Management evaluates the note on a regular basis and will set up reserves for uncollectible amounts if it has determines that some or all of this receivable may be uncollectible.  At September 30, 2009 and December 31, 2008, management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4:  Inventory

Inventory consists of products designed to enhance table games, such as signs, layouts, bases for the different signs and electronic devices to support our enhanced bonus platforms. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes. At September 30, 2009 and December 31, 2008, the Company had $133,877 and $46,177 in inventory, respectively.

Note 5:  Prepaid Expenses and Taxes

Prepaid expenses and taxes consist of the following as of September 30, 2009 and December 31, 2008:

	2009	2008
Refundable Canadian withholding	$0	$0
Prepaid IT system	6,527	5,772
Prepaid supply inventory	0	10,000
Prepaid insurance	431	431
Prepaid legal	3,700	0
Prepaid other	169,806	3,570
Total Prepaid Expenses and Taxes	$180,464	$19,773

Although we continue to pursue a refund, during the year ended December 31, 2008, the Company determined that the Canadian withholding tax may not be refunded.  The remaining balance was written off at December 31, 2008. The amounts paid of approximately $120,000 will be available for use in the future as a foreign tax credit to offset U.S. federal income tax owed.

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 6:  Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Computer equipment	$28,535	$22,768
Furniture and fixtures	36,716	19,888
Office equipment	10,320	10,320
Subtotal	75,571	52,976
Less: Accumulated depreciation	(41,555)	(29,587)
Property and Equipment, net	$34,016	$23,389

The Company acquired the majority of the property and equipment in the purchase agreement between the Company and the LLC on January 1, 2007.  The Company disposed of $150 of property and equipment during 2008 for a total loss of $92.  Depreciation expense was $11,969 for the nine months ended September 30, 2009 and $12,252 for the nine months ended September 30, 2008, respectively.

Note 7:  Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Wages and related costs	$45,517	$28,166
Accrued expenses and taxes	76,787	86,313
Accrued intangible asset costs	25,000	137,500
Accrued royalties – third party	8,962	14,540
Total Accrued Expenses and Taxes	$156,266	$266,519

The Company entered into an agreement to purchase back a sales territory for $150,000 during the year ended 2008.  The remaining balance of $25,000 at September 30, 2009 is expected to be paid during 2009.

Note 8:  Long – term Debt

Long - term debt from continuing operations consists of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Note payable	$1,200,002	$1,215,294
Less: current portion	(21,836)	(23,014)
Total Long – term Debt	$1,178,166	$1,192,280

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

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 9:  Notes Payable

	2009	2008
Note payable-related party	$415,295	$415,195
Convertible notes payable	50,000	0
Total notes payable	$465,295	$415,195

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.

The convertible notes payable bear interest at 12% and are due October 2009.  The holders of $150,000 of the convertible notes converted the notes, including accrued interest, during the quarter ended September 30, 2009 into 786,739 shares of the Company’s common stock.  The holder of the remaining $50,000 note converted the note, including accrued interest, into 256,250 shares of common stock in October 2009.  The notes were convertible into common stock of the Company at the conversion rate of .20 cents per share.  The holders of the notes were also granted stock purchase warrants allowing the holders to purchase up to an additional 175,000 shares of common stock at the price of $.40 per share.  The warrants expire April 2014.

Note 10:  Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for a six year renewal.  The monthly minimum rental payment is $17,500 and rent increases 3% every year on September 1st.  Remaining rent to be paid under this lease agreement including the renewal option is summarized as follows:

Year ending December 31,
2009	$55,575
2010	218,464
2011	225,020
2012	231,772
2013	238,728
Thereafter	671,356
Total Lease Obligation	$1,640,915

Legal Proceedings

The Company’s current material litigation is briefly described below.  The Company assumes no obligation to update the status of pending litigation, except as required by applicable law, statute or regulation.

California Administrative Licensing Action

In 2002, Galaxy Gaming of California, LLC, a wholly owned subsidiary of the Company, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California.  The Division of Gambling Control of the California Department of Justice (the “Division”) processed the application and in late 2005 made an initial recommendation to the Commission that the subsidiary was not suitable.  The subsidiary believes that the process, as conducted by the State of California, was seriously flawed and biased and in December 2006, exercised its right to have an administrative law judge further adjudicate the process.  The Commission agreed and assigned the matter for adjudication before an administrative law judge.  However, the Division (now known as the “Bureau of Gambling Control) did not file its statement of issues until October, 2009.  The Bureau also extended an offer to pursue a stipulated settlement, which the subsidiary accepted and parties have entered settlement negotiations.

After consummation of the Share Exchange Agreement between SDI and Galaxy Gaming, Inc. in February 10, 2009, (see Note 1), the companies jointly applied to the Bureau for a finding of suitability.  It is expected the Bureau will find the current application acceptable, and if so, the subsidiary will request withdrawal of its application.  Subsequent to the Commission’s approval, the Company intends to dissolve the subsidiary and business in California will continue through Galaxy Gaming, Inc., as it does currently.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 11:  Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  For the nine months ended September 30, 2009 and the nine months ended September 30, 2008, the Company recorded a provision of $22,760 and $22,786, respectively.

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

Note 13:  Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2009 and December 31, 2008.  There were 31,059,781 common shares and -0- preferred shares outstanding at September 30, 2009.

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

The Company sub-leases its office space from the LLC, a related party, for $18,525 per month.  Rent expense was $162,766 and $210,000 for the nine months ended September 30, 2009 and for the year ended December 31, 2008.

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Note 15: Income Taxes

For the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company incurred a net loss and, therefore, has no tax liability. The Company has previous net operating loss carry-forwards of $588,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $120,000 that can be used in the future to offset U.S. federal income tax owed.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to	2009	2008
Net operating loss carryover	$257,917	$171,429
Valuation allowance	(257,917)	(171,429)
Net Deferred Tax Asset	-	$-

Note 16: Other Income (Expenses)

Other income (expenses) of the Company consists of the following for the nine months ended September 30, 2009 and 2008:

	2009	2008
Interest income	$20,690	$24,860

Interest expense	(115,178)	(90,667)

Total Other Income (Expenses)	$(94,488)	$(65,807)

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

GALAXY GAMING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

During the nine months ended September 30, 2009 the Company issued 870,000 shares of stock for services to be performed in a non-cash transaction pursuant to a service agreement.  The cost of the services is being expensed over the life of the service agreement.   The Company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $150,000, plus accrued interest, were converted to equity resulting in the issuance of 786,739 common shares.  The Company disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations.

Note 19: Bankruptcy confirmation and reverse merger – adoption of “fresh start” accounting

On February 10, 2009, Secured Diversified Investment, Ltd (“SDI”), a publicly held Nevada corporation, entered into a Share Exchange Agreement with Galaxy Gaming, Inc., then a privately held Nevada corporation.  In connection with the closing of the Share Exchange Agreement, SDI obtained 100% of the issued and outstanding shares of Galaxy Gaming, Inc., and Galaxy Gaming, Inc. became a wholly-owned subsidiary (the “Share Exchange”).  Also pursuant to the terms of SDI's Bankruptcy  Plan (“the Plan”) , all of SDI’s outstanding debt obligations (other than administrative expenses related to chapter 11 case) were discharged in exchange for its issuance of new common stock on a pro rata basis to its creditors.

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

Following confirmation of the Plan and the consummation of the Share Exchange, SDI pursued the business plan of Galaxy Gaming, Inc.  After the consummation of the Plan and Share Exchange, SDI continued to own a twenty-five percent interest in certain real property in Arizona.  On or about April 17, 2009, SDI transferred this property to a former officer and director, in exchange for the former officer tendering fifty thousand shares of the common stock of SDI for cancellation.

In August of 2009 upon filing of articles of merger in Nevada, Galaxy Gaming, Inc was merged into SDI.  At the effective date the separate legal existence of Galaxy Gaming, Inc ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc.

In accordance with generally accepted accounting principles, since the reorganization values of SDI’s assets were less than the total of its post-petition liabilities and allowed claims, and since the holders of existing SDI shares before the confirmation of the reorganization plan received less than 50 percent of the voting shares of the emerging entity, Galaxy Gaming, Inc. has adopted fresh-start reporting.  The total amount of debt forgiveness was $683,284.  The remaining asset of SDI was valued at $100,000, the estimated fair value at the date of confirmation.

Note 20: Subsequent events

The Company has analyzed its operations subsequent to September 30, 2009 through November 4, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview and Plan of Operation

We are engaged in the business of developing, manufacturing and marketing proprietary table games and electronic enhancements and bonus systems for table games for use in casinos throughout North America and on cruise ships worldwide.  Casinos use proprietary table games and electronic bonus jackpot products in lieu of those available in the public domain (e.g. blackjack, craps, roulette, etc.) because of their popularity with players and because the casinos generate significantly more profit.  We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada.   In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States and internationally.

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

As of September 30, 2009, our Side Bets and Premium Games were in service and generating revenue on a total of 1,607 tables compared to 1,445 tables on September 30, 2008.  These tables were operational in over 250 casinos in North America and on cruise ships internationally.  Based on confirmed sales orders and sales estimates, we expect continued growth in table game placements for the remainder of 2009.  Our electronic table game enhancement platform known as the Bonus Jackpot System (“BJS”) debuted on March 13, 2009 and as of September 30, 2009, over 100 units were installed in casinos.  This product has proven popular with players and casino operators and we likewise anticipate continued growth in BJS placements for the remainder of 2009.

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Build our recurring revenue base.

Despite the current economy, or maybe because of it, our products are in their highest demand.   Our products generate additional profit for our clients yet require an insignificant capital expenditure.  Accordingly, we have demonstrated a 22% increase in recurring revenues compared to the same quarter last year.  We expect the remainder of the year to result in continued recurring revenue growth.

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

Stay profitable
.
Although we seek to take advantage of the current high demand of our products and in the process, rapidly expand our recurring revenues, our goal is to closely guard our profits and cash flow.  Except for the impact of the extraordinary expenses associated with our transformation from a private company to a public one and the litigation we were engaged in during the first nine months of 2009, we would have maintained an operating profit.  We expect this trend to continue particularly due to anticipated reduced legal expenses.

Build shareholder value.

Fundamentally, we will focus first and foremost on our company’s financial performance both in terms of revenue growth, profitability and cash flow.  While our successful performance is essential, we have also began the launch of a creative and effective Investor Relations / Public Relations campaign to build the Galaxy Gaming brand in the financial community.  Furthermore, we maintain frequent and informative communication with our stakeholders.

Sources of Revenue

We derive our revenue from the sale and license of our products and intellectual property.  Consistent with our strategy, we currently define our revenue sources into three categories, which includes (1) a one-time sale or reimbursement of our manufactured equipment; (2) a negotiated recurring licensing fee for our table game content; and (3) a recurring licensing fee associated with the performance of our electronic table game platform.  When we license a table game without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When we license a table game with electronic enhancements, such as our Bonus Jackpot System, we generally sell the associated products, negotiate a month-to-month license fee for the game content, and collect an additional recurring fee associated with the performance of our system such as a fee per each wager placed.  We anticipate we will receive additional revenue from new products beginning later in 2009.

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

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase significant physical plant or equipment during the next twelve months.  As we continue to grow and expand our business, we anticipate significant increases to our employee base over the course of the next year.

Results of Operations for the three months ended September 30, 2009

For the three months ended September 30, 2009 our continuing operations generated gross revenues of $782,493, an increase of 47% from gross revenues of $533,375 for the three months ended September 30, 2008.  This increase in revenue was driven by each of our product categories; Blackjack Enhancements, Premium Games and Bonus Jackpot Systems. Our cost of goods sold for the quarter was $91,158 compared to $21,269 in the prior quarter.  Much of this increase is related to installations of our Bonus Jackpot System.  This product was implemented in the first quarter of 2009 and was not present in the prior year quarter.  Our Operating Expenses for the quarter were $681,865 an increase of 19% over the third quarter 2008 operating expenses of $568,576.  The increase was primarily due to increased payroll and outside services.  Other expenses increased to $41,204 from $26,203 in 2008 due to increased interest expense.

The increase in revenue was instrumental in reducing the net loss for the three months ended September 30, 2009 to $31,734, compared to a loss of $82,673 for the three months ended September 30, 2008.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $15,327 for the three months ended September 30, 2009 compared to a loss of $50,406 for the three months ended September 30, 2008.

For the nine months ended September 30, 2009 our continuing operations generated gross revenues of  $2,065,691 an increase of  37% over 2008 revenues for the nine months of $1,507,212.  This increase was driven by each of our product categories.  Our cost of goods sold was $179,410 for the nine months compared to $96,852 in the prior year.  The increase is due to significant placements of our Bonus Jackpot Systems during the third quarter.  Our operating expenses were $1,946,219 for the nine months compared to $1,761,812 for the first nine months of 2008.  The increase was primarily related to payroll and outside services and legal expenses related to the bankruptcy and reverse merger transactions.  Other expenses for the nine months were $94,488 compared to $65,807 in 2008.  The increase was due to higher interest expense on notes payable.

Our net loss from continuing operations for the nine months decreased to $154,426 compared to a loss of $417,259 for the first nine months of 2008.

Management believes that continued growth from existing and new products could result in positive cash flow by the end of 2009.

During the nine months ended September 30, 2009, we experienced a net loss from discontinued operations in the amount of $99,950.  This transaction represented disposal of a real estate investment related to the former business of Secured Diversified Investment, Ltd. that remained after the confirmation of the chapter 11 plan of reorganization of SDI.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $857,107 and total assets in the amount of $1,588,214. Our total current liabilities as of September 30, 2009 were $1,182,822.

Cash used in operating activities was $520,967 for the nine months ended September 30, 2009 compared to $182,345 used in 2008.  The net loss from operations improved to $154,426 from $417,259.  This was offset primarily by increases in accounts receivable and prepaid expenses

Cash flows from investing activities for the nine months ended September 30, 2009 were $7,887, consisting of payments received on a note receivable, net of fixed asset purchases.  Cash generated by financing activities during the nine months ended September 30, 2009 were $496,558 consisting primarily of proceeds from issuance of common stock and from issuance of convertible notes payable.

We intend to fund our continuing operations through increased sales and issuance of debt or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements.  On April 24, 2009, we closed an issuance of $200,000 in convertible promissory notes due in October of this year.  The funds generated from this short-term debt financing assisted us in meeting our cash needs in the near term.  Of these notes, $150,000 were converted into common stock of the Company during the quarter ended September 30, 2009.  The remaining $50,000 note was converted in October 2009.

We sought additional financing in the amount of $402,500 through a private equity offering beginning July, 2009 to secure additional funding for operations.  We raised $75,000 from this offering through September 30, 2009 resulting in the issuance of 214,286 common shares and 107,143 warrants.  Subsequently, the offering fully funded and our Board of Directors amended the offering to permit additional equity investment up to a maximum of $630,000.  As of November 2, 2009 the offering was oversubscribed and we raised $589,000 resulting in the issuance of a total of 1,682,857 common shares and 841,428 warrants.  We expect to receive additional funding from this offering through November, 2009.

Despite this funding there is no assurance that we will be successful in raising additional funding, if necessary.  If we are not able to secure additional funding, the implementation of our business plan could be impaired.  There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we may incur higher capital expenditures in the future to expand our operations.  We may from time to time acquire products and businesses complementary to our business.  As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth.  To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

Going Concern

We have incurred net losses from operations for each of the last two fiscal years, have negative working capital, and require additional capital in order to expand our operations and become profitable. Our ability to raise additional capital through the future issuances of common stock and other means is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the consistent attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report for the Year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, Robert Saucier.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2009, we closed a private offering of common stock sold at a price of $0.40 per share.  A total of 138,750 shares were sold to thirteen purchasers for a total purchase price of $55,500.  A total of 37,500 shares were purchased for cash proceeds in the amount of $15,000.  A total of 86,000 shares were sold in exchange for promissory notes in the amount of the purchase prices (a total of $34,400).  The notes are secured by the shares purchased, bear interest at a rate of six percent (6%) per year, and are payable over the course of two years.  Finally, 15,250 shares were issued in exchange for services rendered by a company executive valued at $6,100.  In July of 2009 we began a private offering of common stock sold at a price of $0.35 per share.  A total of 214,286 shares and 107,143 warrants were purchased through September 30 for cash proceeds of $75,000.  As of November 2, 2009 the offering was oversubscribed and a total of 1,682,857 common shares and 841,428warrants were purchased for cash proceeds in the amount of $589,000.  The offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Galaxy Gaming, Inc

Date:	November 3, 2009

By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer, Interim Chief Financial Officer and Director