Form 10-K
period 2009-12-31
Galaxy Gaming, Inc.
filed 2010-04-13
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-30653

Galaxy Gaming Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6980 O’Bannon Drive, Las Vegas, Nevada	89117
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 702-939-3254

Securities registered under Section 12(b) of the Exchange Act:
Title of each class
none
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [  ]

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  34,524,758 as of April 9, 2010.

PART I

Item 1.   Description of Business

Introduction

We are engaged in the business of developing proprietary casino table games and electronically enhanced table game products.  We license and/or lease our products to land-based and cruise ship casinos in the United States and internationally.  Currently, we have an installed base of our products on over 1,700 gaming tables.  Casinos use our products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  We group our products into two business segments we call “Proprietary Table Games” and advanced table game platforms known as the “Bonus Jackpot System.”  These two business segments are summarized as follows:

Products

Proprietary Table Games.

We develop and deliver proprietary titles that enhance our casino clients’ table game operations.  Products in this segment are grouped into two categories which include ”Premium Games” as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games, also known as “Side Bets”.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.

We are continuously developing new table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.  By developing and offering additional game titles, we hope to increase our domestic and international market penetration.

Our Proprietary Table Games are listed below.  Additional information regarding our games may be found on our web site, www.galaxygaming.com.  Information found on the web site should not be considered part of this report.

Premium Games. We currently offer several stand-alone premium Proprietary Table Games.  Typically these premium games generate more revenue per unit than the Side Bet games.  Our Premium Games include:

•	Texas Shootout
•	Emperor’s Challenge
•	Three Card Split
•	Triple Attack Blackjack.

Side Bets. We currently offer several Side Bet games.  Typically these are used to enhance public domain games.  Our Side Bets include:

•	Lucky Ladies
•	Bonus Blackjack
•	Suited Royals
•	Super Pairs
•	Lucky 8 Baccarat

Bonus Jackpot System

In 2008 we began deployment of a research and development project to create an electronically enhanced table game platform known as the “Bonus Jackpot System.”  We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems.  Early in the its design, we decided to not simply emulate the standard progressive jackpot system, but instead we decided to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games.  We have committed a significant portion of our revenues to the research and development of this system.  We have planned the development of our Bonus Jackpot System for at least the next several years and have labeled each major release after the name of a known galaxy.

In early 2009, we completed development and manufacturing of the initial version of the Bonus Jackpot System, labeled the “Milky Way Series.”  We installed our first Bonus Jackpot System – Milky Way into a casino in March 2009.  Since its release, we continued further development of enhancements and improvements to the Milky Way Series.  Simultaneously, we began development of our next major version of the Bonus Jackpot System which we have labeled the “Andromeda Series.”

As of this report, internal testing of the Andromeda Series is complete and we anticipate we will be installing this new version into a casino soon.  Whereas the Milky Way Series of the Bonus Jackpot System collects and displays information within the confines of the casino, the Andromeda Series was designed to transmit data to and from any table, in any casino, anywhere in the world to one or more data processing centers.  The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com.  We continue to develop enhancements and improvements to our Andromeda Series and concurrently, we have begun development of our next major version which we have code-named the “Triangulum Series.”  Triangulum is scheduled for release in 2011.

Besides the data center(s), the Bonus Jackpot System basically consists of two independent sub-systems known as the Bet Tabulator System and TableVision.  The Bet Tabulator System is an advanced system installed on gaming tables used to detect players’ wagers.  Casinos use this system to evaluate game play, determine dealer efficiency and to assist in calculating jackpots and bonusing offerings.  TableVision is an electronic display system used on gaming tables to display game information to the players in lieu of traditional static paper or plastic displays.  Casinos use TableVision as an enhanced display to generate additional player interest and to promote various aspects of the game offered such as jackpots and bonusing programs.  When the Bet Tabulator System and TableVision are used together, the Bonus Jackpot System allows the casino to seamlessly collect and process data and in turn, offer jackpots and other bonusing schemes to their players as determined by them using the data collected and processed.

History and Development of the Proprietary Table Game Industry

Up until approximately twenty years ago, casino-operated table games consisted mainly of public domain games such as Blackjack, Craps, and Roulette.  That began to change, however, in 1988 when a game called Caribbean Stud was invented and first played in an Aruban casino.  Caribbean Stud is a variation of stud poker, designed to be house-banked in a casino and played directly against a dealer, rather than between players as is the traditional style in poker games.  Not only was the game of Caribbean Stud new, but its launch also introduced to casino table games a new concept - the progressive jackpot platform.  This platform would facilitate casinos to offer progressively growing jackpots which could reach several hundred thousands of dollars.

The inventors applied for and obtained various U.S and international patents.  They then leased their game, the progressive jackpot platform and the associated intellectual property to other casinos.  The game quickly proved its popularity in U.S. and foreign markets.  The popularity and financial success of Caribbean Stud led to the birth of the proprietary table game industry.

Numerous other proprietary table games have been invented by other individuals during the last twenty years as the industry has grown.  The low overhead costs and steady revenue stream associated with maintaining successful proprietary table games have spurred the industry forward.  The popularity of electronically enhanced table game platforms such as Caribbean Stud’s progressive jackpot system initially peaked approximately a decade ago.  The patent allegedly protecting progressive jackpot systems expired in 2008 and the popularity of these electronic bonusing and jackpot systems, such as the Company’s Bonus Jackpot System, has re-emerged and is now enjoying a significant come-back.

Gaming, in general, continues to expand both domestically and internationally.  In certain jurisdictions (most notably Asia), the table game segment continues to increase in greater proportions to other forms of gaming.  In other markets, such as North America, the ratio between table games and other segments of gaming appears to have stabilized.  However, universally the ratio between proprietary table games and those table games found in the public domain has been steadily increasing in favor of proprietary games.  Current estimates of the international, live table game market are depicted in the following table:

Live Table Games	The Americas	Europe & Africa	Asia Pacific	Total
Public Domain Games	17,000	9,000	12,000	38,000
Proprietary Table Games	9,000	500	1,500	11,000
Live Poker Tables	7,000	2,000	100	9,100
Total Table Games	33,000	11,500	13,600	58,100
Source: Company estimates, various gaming analyst reports and other industry sources.

History and Development of Galaxy Gaming

In 1997, Galaxy’s founder and President, Robert Saucier, was an investor in a small casino in Washington State.  The casino had ten table games, primarily Blackjack.  During his tenure at this casino, Mr. Saucier invented a Side Bet for Blackjack known as “Horseshoe Blackjack.”  The side bet became very popular and the casino’s winnings from the games increased significantly.  On October 7, 1997, a predecessor company, Galaxy Gaming Corporation, was formed and Mr. Saucier exchanged all of his rights, title and interest in his invention for stock in the corporation. Other Washington casinos recognized the popularity and profitability of this side bet and requested intellectual property licenses to offer the Horseshoe Blackjack side bet at their casinos. The side bet was modified and its name was later changed to “Lucky Ladies”.

Lucky Ladies remained Galaxy’s only product until late 2002, when we debuted a new casino poker game called “Texas Shootout”.  This game quickly became popular with casinos and their customers.  Also in 2002, Galaxy Gaming Corporation was replaced by Galaxy Gaming, LLC and the Company increased its sales force and expanded distribution into new jurisdictions.  Since then, we have grown methodically and intentionally by reinvesting earnings and introducing new products at a regular pace.  In anticipation of becoming a public company Galaxy Gaming, Inc. was formed in 2006 and in 2007, the assets and business operations of Galaxy Gaming LLC were acquired by Galaxy Gaming, Inc.

We have grown to become the second largest provider of casino table games (1,700+ tables) in the world behind industry giant Shuffle Master Gaming (4,500± tables).  Whereas a significant portion of Shuffle Master’s growth has been through acquisitions of competitive companies and products, we have previously been unable to compete for these acquisitions due to a limited capital structure.  Accordingly, most our growth has been through direct sales leading to placements of our installed base of games.

In 2008, we released three new games, “Emperor’s Challenge Pai Gow Poker”, “Three Card Split” and “Lucky 8 Baccarat.”  These games are now generating additional revenues for us.  Also in 2008, we began the research and development of our Bonus Jackpot System.  In 2010, we released a new Premium Game entitled “Triple Attack Blackjack.”  We have begun marketing Triple Attack Blackjack to casinos in select jurisdictions and anticipate increasing our sales efforts as other jurisdictional approvals are obtained.

In February 2009, we executed a reverse merger with Secured Diversified Investment, Ltd., which resulted in us obtaining our public company status.  Also in March, 2009 we began the first installations of our Bonus Jackpot System – Milky Way Series into casinos and began the development of our Bonus Jackpot System – Andromeda series which we expect to release in 2010.

Competition

We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending.  Our competition for casino placement and players comes from a variety of sources, including companies that design and market proprietary table games, proprietary side bets and other gaming products.  With respect to our Proprietary Table Games segment, we compete with several companies which primarily develop and license proprietary table games.  Competition in this segment is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  Larger competitors have superior capital resources, distribution and product inventory than we do.  We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels.  We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products.  In the future, table game competitors as well as slot machine companies could market table games that might displace our products.

The following table is our estimate of the most significant competitors in our industry and their prominent proprietary games, side bets and electronic platforms.  For comparative purposes, we have included our products in the table.

Company	Premium Games	Side Bets	Electronic Platform
Galaxy Gaming*	Texas Shootout; Three Card Split; Emperor's Challenge; Triple Attack Blackjack	Lucky Ladies; Bonus Blackjack; Super Pairs; Suited Royals; Lucky 8 Baccarat	Bonus Jackpot System
Shuffle Master Gaming	3 Card Poker; 4 Card Poker; Play Four Poker; Caribbean Stud; Let-it-Ride; Ultimate Texas Hold 'em; Texas Hold 'em Bonus; Casino War; Blackjack Switch	Bet-the-Set; Fortune Pai Gow Poker; Royal Match; Dragon Bonus; King’s Bounty	Progressive Bet System
DEQ Systems	Caribbean Stud (Nevada only); EZ Bacarrat; EZ Pai Gow		G3 System
TCS / John Huxley	Casino Hold 'em	Perfect Pairs
Masque Publishing	Spanish 21	Match the Dealer
Prime Table Games	3 Card Poker; Two Way Hold 'em	21+3
Hop Bet		Fire Bet (Craps)
Gaming Entertainment	Pai Gow Plus; Mini Pai Gow Poker	High Tie Bonus
Canadian 21 Stook		Lucky Lucky
Paltronics / AC Coin		Wheel of Madness; 21 Madness
* We have included our products for comparative purposes.

Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships.  Moreover, we expect additional competitors to emerge in the future.  We believe that the principal competitive factors in our market include products that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.  Although we plan to compete effectively in this market, we recognize that this market is relatively new and is evolving rapidly, and accordingly, there can be no assurance that we will be able to compete effectively.

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

Recently, new competition in the traditional table game space has been introduced by all-inclusive electronic table games.  These are games that typically use digital facsimiles of cards, chips and sometimes a human dealer.  Although not yet a significant factor in directly competitive markets, their popularity is growing and it is anticipated that these new fully automated and hybrid electronic table games will increasingly become a competitive factor.  Companies now competing for this market include Shuffle Master Gaming, Inc., DigiDeal Corporation, PokerTek, Inc. and TableMax, Inc.  In 2008, we entered into a royalty agreement with Table Max to license our game content whereby we would receive royalties for the use of our products if placed on their electronic platform.  As of this report, we have not earned any royalties from this agreement.

We believe that our success will depend upon our ability to remain competitive in our field.  We compete with others in efforts to obtain or create innovative products, obtain financing, acquire other gaming companies, and license and distribute products.  The failure to compete successfully in the market for proprietary table games, side bets, electronic table game platforms and for resources could have a material adverse effect on our business.

Strategy

Our long-term business strategy is designed to capitalize on the current opportunity we perceive within the gaming industry.  Our goal is to grow the Company by expanding the products we offer, by increasing our sales and distribution network, and to a lesser extent, acquiring other products and companies who have innovative products.

We are currently the second largest provider of proprietary table games in the world and a relative newcomer to developing and providing advanced table game platforms.  We are actively seeking to expand both our product lines and the placement of our products among casinos.

Our plan is to grow by: (1) creating or acquiring new Proprietary Table Game content; (2) further developing our Bonus Jackpot System product line; (3) expanding our global distribution network; and (4). operating and maintaining a universal jackpot fund which we refer to as the “Manufacturer’s Gambling Promotion.”  For additional information on our strategy, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Intellectual Property

We invent and fully develop Proprietary Table Games for casinos.  These game concepts and the intellectual property associated with them are typically protected by patents, trademarks and copyrights.

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

Bilski

In re Bilski, 545 F.3d 943, 88 U.S.P.Q.2d 1385 (Fed. Cir. 2008), is an en banc decision of the United States Court of Appeals for the Federal Circuit (CAFC) on the patenting of method claims, particularly business methods.  The Federal Circuit court affirmed the rejection of the patent claims involving a method of hedging risks in commodities trading.  The court also reiterated the machine-or-transformation test as the applicable test for patent-eligible subject matter, and stated that the test in State Street Bank v. Signature Financial Group should no longer be relied upon.

The Supreme Court of the United States granted certiorari on June 1, 2009 and oral argument on the patent applicants' appeal was heard on November 9, 2009.  If the Supreme Court affirms the lower court decision it could call into question the validity of many already issued business method patents and further restrict or prevent the issuance of new business method patents.  Moreover, affirmation of the Circuit Court’s decision could severely affect many business method patents, such as those patents that currently protect the Company’s and its competitors’ proprietary table games .

Government Regulation

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products.  Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, Directors, and principal stockholders and other required approvals with respect to us, our personnel, and our products are time consuming and expensive.  Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable.  We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals.  These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations.

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

Gaming Devices and Equipment. We sell or lease products that are considered to be “gaming devices’’ or “gaming equipment’’ in jurisdictions in which gaming has been legalized.  Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals, or permits for companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

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

Gaming Jurisdictions.  Gaming jurisdictions that have legalized gaming typically require various licenses, registrations, findings of suitability, permits, and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control.  In general, such requirements involve restrictions and approvals.  We now offer our products in the following gaming jurisdictions:

United States		Canada
California	New Mexico	Alberta
Indiana	North Dakota	British Columbia
Minnesota	Oklahoma	Manitoba
Mississippi	South Dakota	Nova Scotia
Missouri	Washington	Ontario
Nevada	West Virginia
New Jersey

Additionally we license and/or lease our products through licensed distributors in Arizona, Illinois, Iowa and Kansas.

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

Application of Future or Additional Regulatory Requirements  In the future, we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made.  However, we may be unable to obtain these registrations, licenses, approvals, or findings of suitability, which if obtained may be revoked, suspended, or conditioned.  In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved.  If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Employees

We have sixteen employees, including executive officers, management personnel, accounting personnel, office staff, and sales staff.  Our employees are co-employed by Advantstaff, Inc. a professional employer organization used by us to provide payroll and human resource services.  As needed from time to time, we also pay for the services of independent contractors.

Research and Development Expenditures

We have incurred approximately $197,530 and $120,529 in research and development expenditures during the years ended December 31, 2009 and 2008 respectively.  This cost, which includes personnel related costs, was incurred primarily in the development of our Bonus Jackpot System and continuing enhancements to the system. We anticipate that research and development expenditures will increase in connection with our efforts to continually develop and enhance the Bonus Jackpot System.

Subsidiaries

We currently have six wholly-owned subsidiaries, which have been utilized to divide its business operations into geographic regions.  We are currently in the process of transferring all assets and operations from these subsidiaries to the Company.  When this process is complete, the Company’s subsidiaries will be dissolved.  All subsidiaries are limited liability companies and include:

•	Galaxy Gaming of British Columbia, LLC
•	Galaxy Gaming of Manitoba, LLC
•	Galaxy Gaming of Nova Scotia, LLC
•	Galaxy Gaming of Ontario, LLC
•	Galaxy Gaming of Oregon, LLC
•	Galaxy Gaming of Washington, LLC

Historical Information of Secured Diversified Investment, Ltd.

In 2009, Galaxy Gaming, Inc. then a privately held Nevada corporation, merged with Secured Diversified Investment, Ltd. (“SDI”), a publically traded Nevada corporation which engaged in real estate investments.  Prior to the merger, SDI was served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 08-16332.  The Bankruptcy Court’s Order for Relief was entered on July 30, 2008.  By order entered January 27, 2009, the Bankruptcy Court confirmed SDI’s Plan of Reorganization (“Plan”) and on February 10, 2009, Galaxy Gaming, Inc. entered into a Share Exchange Agreement with SDI (“Share Exchange”).  As a result, Galaxy Gaming, Inc. became a wholly-owned subsidiary of SDI in exchange of obtaining 25,000,000 shares of SDI’s common stock which was issued pro-rata to the former shareholders of Galaxy Gaming, Inc.  In addition, SDI issued 4,000,006 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of its outstanding debts under Chapter 11 of the U.S. Bankruptcy Code.  After the Share Exchange, the former business of SDI ceased and the business of its wholly-owned subsidiary, Galaxy Gaming, Inc. continued.

On September 1, 2009, the Company’s Board of Directors approved a merger with the SDI’s wholly-owned subsidiary, Galaxy Gaming, Inc., pursuant to Nev. Rev. Stat. §92A.180 (“Short Form Merger”).  As part of the merger, the Board authorized a change in the name of the company formerly known as SDI to “Galaxy Gaming, Inc.”

Description of Property

We do not own any real property used in the operation of our current business.  We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, NV.  We currently pay rent to a related party in the amount of $18,565 per month as a result of an assumption of a prior lease entered into by Galaxy Gaming, LLC.  Our President, Robert Saucier is a member of and the Manager of Galaxy Gaming, LLC.  The lease is set to expire in August of 2010, but there are provisions for renewals.  We expect that our present corporate office provides facilities suited to our current operations.  As our business operations grow, it may be necessary for us to seek additional or alternative office space.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

SDI previously owned a 25% tenant-in-common interest in three buildings located at 5203 - 5205 East Lincoln Drive in Paradise Valley, Maricopa County, Arizona 85253.  This interest was associated to SDI’s previous business as a real estate company.  In April 2009, we entered into an arrangement to transfer this property to SDI’s former CFO and CEO, Munjit Johal in exchange for the return and cancellation of 50,000 of our common shares held by Mr. Johal.

Item 3.   Legal Proceedings

For information on Legal Proceeding, see Note 9 in “Item 8 Financial Statements and Supplementary Data” included in this Form 10-K.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2009.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the Share Exchange, Galaxy Gaming, Inc. was a privately-held company and there was no public market for the securities of Galaxy.  Our common stock has been quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”).  Prior to the effective date of the Plan, the stock was quoted under the symbol SDFD.OB.  A few months after the Plan was effective, FINRA reissued the stock ticker symbol as SECD.OB.  After the Short Form Merger, we requested a new symbol from FINRA and was issued the symbol GLXZ.OB.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

The following table sets forth the range of high and low bid quotations for our post-bankruptcy common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  We have also note n/a in periods where no actual trading had occurred.

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	1.01	0.31
September 30, 2009	0.50	0.45
June 30, 2009	n/a	n/a
March 31, 2009	n/a	n/a

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

Holders of Our Common Stock

As of April 9, 2010, we had 34,524,758 shares of our common stock issued and outstanding, held by 49 shareholders of record.  All of the pre-Share Exchange issued and outstanding equity interests, preferred and common stock, previously issued by SDI were extinguished and rendered null and void upon approval of SDI’s Bankruptcy Plan.

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

Securities Authorized for Issuance under Equity Compensation Plans

In anticipation of establishing an equity compensation plan the Company:
(1)
granted options to our CFO to purchase 37,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to our CFO to purchase 22,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service.

(2)	agreed that our outside Board member, Dan Scott, will receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.

Recent Sales of Unregistered Securities

On June 23, 2009, we closed a private offering of common stock.  A total of 138,750 shares were sold to thirteen purchasers for a total purchase price of $55,500.  Of this total, 37,500 shares were purchased for cash proceeds in the amount of $15,000.  Additionally 86,000 shares were sold to Company employees in exchange for promissory notes in the aggregate amount of $34,400.  The notes are secured by the shares purchased, bear interest at a rate of six percent (6%) per year, and are payable over the course of two years.  Finally 15,250 shares were issued in exchange for services rendered by a Company executive valued at $6,100.  The Company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest, were converted to equity resulting in the issuance of 1,042,989 common shares.  In July of 2009 we began a private offering of common stock to raise approximately $400,000.  Investor demand for the offering prompted our Board of Directors to extend the amount offered.  As a result of the over-subscription, a total of 1,722,858 shares and 861,429 warrants were purchased for cash proceeds of $603,000.  The offering was closed in December, 2009.  During the year ended December 31, 2009, the Company issued 1,101,583 share of common stock for services to be performed in non-cash transactions pursuant to various service agreements.  On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants to two principals of a competitor for total cash proceeds of $500,000.
  The offering and sale of the Company’s shares were exempt from registration under rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no solicitation or advertising.

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

Plan of Operation

We are currently seeking to expand our business.  We are now the second largest company in the proprietary table games industry as measured by total tables under contract in casinos.  We intend to close the gap between us and our number one competitor while simultaneously expand the gap between us and our smaller competitors.  Currently, distribution of our products are limited to casinos in North America and on cruise ships internationally.  The vast majority of our income is derived from high margin recurring licensing and lease fees that we earn on a monthly basis.  Our plan is to increase our recurring revenues through the expansion of our installed base of our products and by increasing the recurring revenue per table placement average, by employing the following strategies:

1.	Develop and/or acquire new products and game content.
2.	Enhance our portfolio of games with the Bonus Jackpot System.
3.	Expand our distribution network.
4.	Offer Manufacturer’s Gambling Promotions.

Develop and/or Acquire New Products and Game Content

During 2008, Galaxy introduced three new table game products, Emperor’s Challenge, Three Card Split and Lucky 8 Baccarat which are contributing to our current growth trend.  During 2009, we suspended development of our table games due to our focus on developing our Bonus Jackpot System (described below).  In early 2010, we re-emphasized development of new table games and in February, we released “Triple Attack Blackjack,” the first of several new anticipated Premium Games.  Our current focus is to expand the number of Premium Games in favor of Side Bets due to the higher revenue per unit we receive from Premium Games.  We expect other products scheduled to be released in 2010 will positively impact our revenues.

In November 2009, we entered into a letter of intent to acquire all of a long standing competitor’s proprietary table game business and other assets.  Upon execution of that agreement, we performed our due diligence and reached agreement pertaining to all of the terms of the asset purchase.  Although there can be no assurances that this transaction will ultimately be completed, we anticipate it will close in April 2010.

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

Currently, the majority of our product development is led by our founder and CEO, Mr. Saucier.  Our future growth plans include the expansion of our research and development team to lessen our dependency on our CEO for this important element.

Enhance Our Portfolio of Games with the Bonus Jackpot System

Competitor’s games such as Caribbean Stud and Let it Ride benefitted from electronic enhancements.  Previously, only our Bonus Blackjack game utilized electronics.  In 2008, we set out to overcome this disadvantage and initiated the development of our Bonus Jackpot System.  In March 2009, we installed the first Bonus Jackpot System into a casino.  Since then we have installed over 130 more.  We receive a fee casinos based upon the amount of wagers placed by their players via the Bonus Jackpot System.  Since its first installation, the Bonus Jackpot System has now recorded over 10,000,000 wagers.

We continue to develop our Bonus Jackpot System from the Milky Way Series to the Andromeda Series and then the Triangulum Series.  We intend to modify and adapt all of our Premium Games to benefit from the Bonus Jackpot System.  Additionally, we expect that all of our new Premium Game titles will include the Bonus Jackpot System component.

We expect each of these products to generate additional revenue for us in 2010 and beyond.  In 2009 the Bonus Jackpot System contributed additional revenue and made our previous non-electronic casino table games more popular and more profitable for both our clients and for us.

Expand Our Distribution Network

We intend to increase our recurring revenues and market share not only in North America, but throughout all available international markets.  Expanding our distribution network requires that we first seek and obtain registration or licensing in most additional gaming jurisdictions.  In regulated gaming jurisdictions, this is not always a simple task.  Accordingly, our plan is to selectively choose jurisdictional expansion opportunities whereby we believe we can obtain the greatest results compared against the cost and duration of the regulatory approval process.

Offer Manufacturer’s Gambling Promotions

In 2009, we identified an opportunity to offer gambling promotions to our casino clients which in turn they would offer to their customers.  We intend to collect a fee from the casino based upon their player’s  participation in the gambling promotion.  The purpose of these gambling promotions is to stimulate play thereby increasing the profitability for the casino and for us.  We expect the offering of our gambling promotion plan will commence and add revenues for us in 2010.

Results of Operations of Galaxy Gaming, Inc. for the Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009 our continuing operations generated gross revenues of $2,765,674, an increase of 34% from gross revenues of $2,067,445 for the year ended December 31, 2008.  The increase in revenue was driven by all of our product categories:  Premium Games, Side Bets and Bonus Jackpot Systems.  Our Cost of Goods Sold for the year was $223,717, compared to $119,248 for the prior year.  Much of this increase was related to the installations of our Bonus Jackpot System.  Sales of this product were initiated in the first quarter of 2009 and was not present in the prior year.  Our Operating Expenses were $2,742,312 for the year ended December 31, 2009 compared to $2,359,459 for the year ended December 31, 2008.  The increase primarily relates to payroll and outside services and legal expenses related to the bankruptcy and reverse merger transaction.  Additionally the Company incurred greater research and development expenses associated with the development of our Bonus Jackpot System and continuing enhancements to the system.  Other Expenses for the year ended December 31, 2009 were $147,406 vs. $92,942 for the year ended December 31, 2008.    The increase was due to higher interest expense on various notes payable.

The increase in revenue was instrumental in reducing the net loss from operations to $200,355 in 2009 vs. a loss of $411,262 in 2008

During the year end December 31, 2009, the Company experienced a net loss from discontinued operations in the amount of $99,950.  This transaction represented disposal of a real estate investment related to the former business of Secured Diversified Investment, Ltd. that remained after the confirmation of the Chapter 11 Plan of Reorganization of SDI.

Liquidity and Capital Resources

As of December 31, 2009, Galaxy had total current assets of $1,008,994 and total assets in the amount of $1,725,661. Galaxy’s total current liabilities as of December 31, 2009 were $1,031,936.

Galaxy’s operating activities used $421,587 in cash for the year ended December 31, 2009 and $36,830 in cash for the year ended December 31, 2008. The primary components of our negative operating cash flow for the year ended December 31, 2009 were our Net Loss of $347,761, increases in accounts receivable of $191,005, inventory of $77,494 and a decrease in accrued expenses and taxes of $133,981 offset by depreciation and amortization expenses of $23,080, interest expense from a stock warrant issuance of $29,966, common stock issued for services totaling $67,233 and a $188,472 increase in Accounts Payable. Cash flows provided by financing activities during the year ended December 31, 2009 were $784,623, consisting of Proceeds from Convertible Notes ($200,000) and issuance of Common Stock ($632,534) offset by Payments on Notes Payable (related party) of $27,251 and Payments on Notes Payable of $20,660. Investing Activities provided $19,918 in cash during the year ended December 31, 2009, consisting of $44,885 in Payment Received on Note Receivable offset by $24,967 in purchases of property and equipment.

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. In April 2009, we closed an issuance of $200,000 in convertible promissory notes that were due in October 2009.  The funds generated from this short-term debt financing assisted us in meeting our cash needs in the near term.  All of the notes were converted into common stock of the Company in 2009.

We sought additional financing in the amount of $402,500 through a private equity offering beginning July, 2009 to secure additional funding for operations.  The offering fully funded and our Board of Directors amended the offering to permit additional equity investment up to a maximum of $630,000.  The offering was closed in December 2009.  A total of 1,722,858 shares and 861,429 warrants were purchased for cash proceeds of $603,000.

On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.

Despite this prior funding, there can be no assurance that we will be successful in raising additional funding, if required. If we are not able to secure additional funding, the implementation of our business plan may be impaired.  There can be no assurance that such additional financing will be available to us on acceptable terms or at all.  We will from time to time acquire products and businesses complementary to our business.  As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth.  To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

Going Concern

In the December 31, 2008 auditor’s report of Galaxy Gaming, Inc. our auditors stated that they had substantial doubt that we were able to continue as a going concern.  The auditor’s report for December 31, 2009 did not contain the “going concern” qualification.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Significant Equipment

We do not anticipate the purchase of any significant equipment for the next twelve months.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements for Galaxy Gaming, Inc.:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2009 and 2008
F-3	Statements of Operations for the years ended December 31, 2009 and 2008
F-4	Statement of Stockholders’ Deficit as of December 31, 2009
F-5	Statements of Cash Flows for the years ended December 31, 2009 and 2008
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Galaxy Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 3, 2010

GALAXY GAMING, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
Current Assets
Cash	$408,839	$25,885
Accounts receivable - trade, net	372,560	234,315
Miscellaneous receivables	7,606	7,516
Prepaid expenses	43,314	19,773
Inventory	123,671	46,177
Accrued interest receivable	0	5,029
Note receivable - current portion	53,004	69,617
Total Current Assets	1,008,994	408,312

Property and Equipment, net	32,316	23,389

Other Assets
Intellectual property, net	126,879	133,919
Intangible assets	150,000	150,000
Note receivable - long term	407,472	435,744
Total Other Assets	684,351	719,663

TOTAL ASSETS	$1,725,661	$1,151,364

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$309,348	$160,876
Accrued expenses and taxes	117,998	251,979
Accrued interest – related party	16,420	30,745
Deferred revenue	208,729	196,579
Due to employee	0	31,639
Notes payable - related party	357,199	384,450
Note payable - current portion	22,242	23,014
Total Current Liabilities	1,031,936	1,079,282

Long-term Debt
Note payable	1,172,392	1,192,280

TOTAL LIABILITIES	2,204,328	2,271,562

STOCKHOLDERS’ DEFICIT
Common stock	33,056	10,000
Additional paid in capital	944,774	125
Stock warrants	147,504	0
Stock subscription receivable	(25,967)	0
Accumulated deficit	(1,578,034)	(1,130,323)
TOTAL STOCKHOLDERS’ DEFICIT	(478,667)	(1,120,198)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,725,661	$1,151,364

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

GROSS REVENUES	$2,765,674	$2,067,445

COST OF GOODS SOLD	223,717	119,248

GROSS PROFIT	2,541,957	1,948,197

OPERATING EXPENSES	2,742,312	2,359,459

NET OPERATING LOSS	(200,355)	(411,262)

OTHER INCOME (EXPENSE)	(147,406)	(92,942)

NET LOSS BEFORE INCOME TAXES	(347,761)	(504,204)

PROVISION FOR INCOME TAXES	0	0

NET LOSS FROM CONTINUING OPERATIONS	(347,761)	(504,204)

LOSS FROM DISCONTINUED OPERATIONS	(99,950)	-

NET LOSS	$(447,711)	$(504,204)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	30,286,660	10,000,000
DILUTED	30,475,812	10,000,000

NET LOSS PER SHARE:
FROM OPERATIONS	$(0.01)	$(0.05)
FROM DISCONTINUED OPERATIONS	$(0.00)	$-
FULLY DILUTED	$(0.01)	$(0.05)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2009

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Balance, January 1, 2008	10,000,000	$10,000	$125	$-	$-	$(626,119)	$(615,994)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	-	(504,204)	(504,204)

Balance, December 31, 2008	10,000,000	10,000	125	0	0	(1,130,323)	(1,120,198)

Cancellation of old shares	(10,000,000)	(10,000)	10,000	-	-	-	-

Issuance of new shares upon confirmation of reorganization plan	29,000,006	29,000	71,000	-	-	-	100,000

Shares issued upon conversion of notes payable	1,042,989	1,043	237,523	-	-	-	238,566

Shares issued for services	1,101,583	1,101	66,132	-	-	-	67,233

Shares issued for payment of accounts payable	100,000	100	39,900	-	-	-	40,000

Shares issued under private placement financing	1,722,858	1,723	601,277	-	-	-	603,000

Shares retired through transfer of property to former employee	(50,000)	(50)	-	-	-	-	(50)

Other shares issued including shares issued to employees	138,750	139	55,362	-	(25,967)	-	29,534

Share-based compensation expense	-	-	10,959	-	-	-	10,959

Issuance of stock warrants	-	-	(147,504)	147,504	-	-	0

Net loss from continuing operations	-	-	-	-	-	(347,761)	(347,761)

Net loss from discontinued operations	-	-	-	-	-	(99,950)	(99,950)

Balance, December 31, 2009	33,056,186	$33,056	$944,774	$147,504	$(25,967)	$(1,578,034)	$(478,667)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities:
Net loss from operations	$(347,761)	$(504,204)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	16,040	16,374
Amortization expense	7,040	7,048
Loss on the disposal of property and equipment	0	92
Provision for bad debts	52,760	7,185
Interest expense from stock warrant issuance	29,966	0
Share-based compensation	10,959	0
Common stock issued for services	67,233	0
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(191,005)	12,189
(Increase) in miscellaneous receivable	(90)	0
(Increase) decrease in prepaid expenses	(23,541)	74,182
(Increase) in inventory	(77,494)	(2,418)
(Increase) in accrued interest receivable	5,029	(5,029)
Increase in accounts payable	188,472	98,810
Increase (decrease) in accrued expenses and taxes	(133,981)	151,107
Increase (decrease) in due to employee	(31,639)	30,125
Increase (decrease) in accrued interest – related party	(5,725)	30,745
Increase in deferred revenue	12,150	46,964
Net Cash Used in Operating Activities	(421,587)	(36,830)

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,967)	0
Purchase of intangible assets	0	(150,000)
Payments received on note receivable	44,885	47,088
Net Cash Provided by (Used in) Investing Activities	19,918	(102,912)

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	0	183,578
Principal payments on notes payable – related party	(27,251)	0
Proceeds from convertible notes	200,000	0
Principal payments on note payable	(20,660)	(20,586)
Proceeds from issuance of common stock	632,534	0
Net Cash Provided by Financing Activities	784,623	162,992

Net Increase in Cash and Cash Equivalents	382,954	23,250
Cash and Cash Equivalents – Beginning of Year	25,885	2,635
Cash and Cash Equivalents – End of Year	$408,839	$25,885

Supplemental Cash Flow Information:
Cash paid for interest	$76,305	$90,178
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In August of 2009 upon filing of articles of merger in Nevada, Galaxy Gaming was merged into Secured Diversified Investment, Ltd.  At the effective date the separate legal existence of Galaxy Gaming ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc. (“The Company”)

On January 1, 2007, Galaxy Gaming, LLC (the “LLC”), which was organized as a Nevada limited liability company on September 27, 2000, entered into several agreements with the newly formed Galaxy Gaming.  Pursuant to these agreements, the LLC sold selected assets, such as inventory and fixed assets, to Galaxy Gaming.  On December 31, 2007, Galaxy Gaming acquired, through an asset purchase agreement, the LLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  Galaxy Gaming also acquired the existing client base from the LLC.

The Company designs, manufactures and markets casino table games and electronic jackpot bonus system platforms played in land-based and cruise ship gaming establishments.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights.  The Company markets its products and licensed intellectual property via its own sales force to approximately 278 casinos throughout North America and to cruise ships worldwide.  Revenues come primarily from recurring royalties received from its clients for the licensing of game content and other fees paid based upon the performance of its electronic platforms.  Additionally, the Company receives revenue as reimbursement from the sale of its associated products.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2009 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2: Significant Accounting Policies (continued)

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2: Significant Accounting Policies (continued)

Recently Issued Accounting Guidance
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3: Note Receivable

The note receivable at December 31 was as follows:

	2009	2008
Note receivable	$460,476	$505,361
Less: current portion	(53,004)	(69,617)
Long-term Note Receivable	$407,472	$435,744

Effective December 31, 2007, the Company acquired, with an asset purchase agreement from the LLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year note with a 6% fixed interest rate.  Interest income associated with this note receivable was $29,265 and $31,602 for the years ended December 31, 2009 and 2008 respectively

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At December 31, 2009 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of December 31:

	2009	2008
Prepaid marketing agreement	$24,750	$0
Prepaid IT system	3,326	5,772
Prepaid supply inventory	0	10,000
Prepaid insurance	447	431
Prepaid legal	5,825	0
Prepaid trade show expense	5,054	0
Prepaid other	3,912	3,570
Total Prepaid Expenses	$43,314	$19,773

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 5: Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at December 31:

	2009	2008
Computer equipment	$31,345	$22,768
Furniture and fixtures	36,278	19,888
Office equipment	10,320	10,320
Subtotal	77,943	52,976
Less: Accumulated depreciation	(45,627)	(29,587)
Property and Equipment, net	$32,316	$23,389

The Company acquired the majority of the property and equipment in the purchase agreement between the Company and the LLC on January 1, 2007.  The Company disposed of $150 of property and equipment during 2008 for a total loss of $92.  Depreciation expense was $16,040 and $16,374 for the years ended December 31, 2009 and 2008, respectively.

Note 6: Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at December 31:

	2009	2008
Wages and related costs	$78,141	$28,166
Accrued expenses and taxes	39,857	86,313
Accrued intangible asset costs	0	137,500
Total Accrued Expenses and Taxes	$117,998	$251,979

The Company entered into an agreement to purchase back a sales territory for $150,000 during the year ended 2008.  The obligation was paid off during the year ending 2009.

Note 7: Long – term Debt

Long - term debt consists of the following at December 31:

	2009	2008
Note payable	$1,194,634	$1,215,294
Less: Current portion	(22,242)	(23,014)
Total Long – term debt	$1,172,392	$1,192,280

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 7: Long – term Debt (continued)

Maturities of the Company’s long-term debt as of December 31, 2009 are as follows:

2010	$22,242
2011	23,945
2012	25,248
2013	27,097
2014	28,821
Thereafter	1,067,281
Total Long – term Debt	$1,194,634

During 2009 the Company issued $200,000 of convertible notes payable with an interest rate of 12%.  The holders of $150,000 of the convertible notes converted the notes, including accrued interest, during the quarter ended September 30, 2009 into 786,739 shares of the Company’s common stock.  The holder of the remaining $50,000 note converted the note, including accrued interest, into 256,250 shares of common stock in during the quarter ended December 31, 2009.  The notes and accrued interest totaling $8,600 were convertible into common stock of the Company at the conversion rate of .20 cents per share.  The holders of the notes were also granted stock purchase warrants allowing the holders to purchase up to an additional 175,000 shares of common stock at the price of $.40 per share.  The warrants expire April 2014. In lieu of cash exercising, the warrant the holders may elect to receive shares equal to the value of the warrant.  The Company recorded interest expense in the amount of $29,966 relating to the fair value of the warrants issued; (see Note 17).

Note 8: Notes Payable - Related Party

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $37,024 and $30,745 for the years ended December 31, 2009 and 2008 respectively.

Note 9: Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for two six year renewals.  As of December 31, 2009, the monthly minimum rental payment is $18,565 and rent increases 3% every year on September 1st.  Rent expense was $218,463 and $210,000 for the years ended December 31, 2009 and 2008 respectively. Rent to be paid under this lease agreement including the first six year renewal option is summarized as follows:

2009
2010	$225,259
2011	232,017
2012	238,978
2013	246,147
2014	253,531
Thereafter	438,676
Total Lease Obligation	$1,634,608

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 9: Commitments and Contingencies (continued)

Legal Proceedings
The Company’s current material litigation is briefly described below. The Company assumes no obligation to update the status of pending litigation, except as required by applicable law, statute or regulation.

Sherron Associates, Inc. – A judgment was issued in Washington State against the Company’s President and others unrelated to the Company in 1998.  Sherron Associates, Inc., a Washington company, (“Sherron”) claimed to be the assignee of the judgment and disguised through a non-existent company it alleged to control, sued Mr. Saucier and various predecessor companies in the Superior Court of the State of Washington for the County of King in 2005.  In 2008 the case was dismissed with prejudice and the Company was awarded its legal costs.  Later in 2008, Sherron filed suit again in Washington, now including the Company as a defendant.  Sherron now claims it is the assignee of a valid judgment and also claims the Company is the alter-ego of its President and is therefore responsible for payment of the judgment.  The Company claims, among other defenses, that the judgment is invalid and even if it were valid, Sherron lacks standing in the matter because it is not the assignee.  Separately, the Company’s President filed a motion in the Superior Court of the State of Washington for the County of Spokane seeking to quash the underlying judgment.  The Court granted our President’s motion and ruled the judgment vacated nunc pro tunc.  Sherron filed a motion for reconsideration, which the Court denied and affirmed its previous decision in favor of the Company’s President.  Subsequently, Sherron filed an appeal to the Court of Appeals of the State of Washington, Division III.  All pleadings for the appeal have been filed and a hearing for oral argument is expected to be scheduled sometime during 2010.  The Company believes its President’s legal position is solid and the Court of Appeals will affirm the Superior Court’s decision.

Also in 2008, Sherron filed suit against the Company in Nevada attempting to execute the above mentioned judgment against certain intellectual property of the Company, claiming the property belongs personally to the Company’s President.  The Company and its President believe the claim is baseless and without merit. This case and the Washington litigation are stayed pending the Washington Court of Appeals’ ruling.  It is expected that if the Superior Court ruling is upheld, these cases against the Company will be dismissed.

The Company, certain subsidiaries and the Company’s President have jointly filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce a non-existent judgment.  This case is currently stayed pending the final outcome of the Washington Superior Court’s ruling vacating the judgment.

The Company paid legal fees directly to the law firm retained by its President.  The law firm was employed during 2009 for the express purpose of defending the Sherron Associates litigation described above.  In 2009, the President’s attorneys were successful in vacating the judgment which is the subject of the Sherron litigation.  The Company believes this strategy to vacate the underlying judgment to be a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to the Company.  The Company has also agreed to continue to be responsible for these legal fees during the appeal by Sherron.  Total fees from this law firm charged to expense were $37,661 for the year ended December 31, 2009.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 9: Commitments and Contingencies (continued)

Legal Proceedings (continued)

California Administrative Licensing Action - In 2002, Galaxy Gaming of California, LLC, (“GGCA”) a subsidiary of a predecessor company, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California.  The Division of Gambling Control of the California Department of Justice (the “Division”) processed the application and in late 2005 made an initial recommendation to the Commission that GGCA was unsuitable.  GGCA believed that the process conducted by the Division was seriously flawed and biased and in December 2006, exercised its right to have an administrative law judge further adjudicate the process.  The Commission agreed and assigned the matter for adjudication before an administrative law judge.  On January 1, 2008, the Company acquired GGCA and inherited the administrative action.  At the time, the Division (since renamed the “Bureau of Gambling Control”) still had not filed its statement of issues.  Subsequently, on February 10, 2009, the Company applied to the Bureau for its finding of suitability since it was now conducting business with California tribal casinos.  In October, 2009, the Bureau filed its statement of issues against GGCA, which was later dissolved and therefore is no longer related to the Company.  However, since our president was formerly associated with the manager of GGCA, our ability to continue to conduct business in California will likely be contingent upon a successful resolution of this action.  During these proceedings, the Company is entitled to conduct business in California.  Total revenues the Company derived from California during 2009 were $163,487.  The Company believes that the issues raised in the statement of issues are baseless and without merit and intends to vigorously defend the administrative action, which is now in the discovery phase.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 10: Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of December 31, 2009 and 2008, the Company had an allowance for doubtful accounts of $23,935 and $15,607, respectively.

Note 11: Dividend Distribution

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

Note 12: Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2009 and 2008.  There were 33,056,186 common shares and -0- preferred shares issued and outstanding at December 31, 2009.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 13: Related Party Transactions

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

The Company sub-leases its office space from the LLC, a related party, for $18,565 per month.

As described in Note 9, the Company has agreed to pay the legal expenses incurred by its President’s attorneys pertaining to its defense in the Sherron litigation.

Note 14: Other Income (Expenses)

Other income (expenses) of the Company consists of the following at December 31:

	2009	2008
Interest income	$29,265	$31,602
Loss on the sale of property and equipment	0	(92)
Interest expense	(176,671)	(123,880)
Miscellaneous other expense	0	(572)
Total Other Income (Expenses)	$(147,406)	$(92,942)

Note 15: Income Taxes

For the period ended December 31, 2009, the Company incurred a net loss of $447,711 and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $587,857.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,035,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $131,000 that can be used in the future to offset federal income tax owed.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$351,900	$171,429
Valuation allowance	(351,900)	(171,429)
Net Deferred Tax Asset	$-	$-

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 16: Cash Flow Disclosures

Non-Cash Investing and Financing Activities

During the year ended December 31, 2009 the company issued 1,101,583 shares of stock for services to be performed in non-cash transactions pursuant to various service agreements.  The cost of the service is being expensed over the term of the respective service agreement.   The company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest of $8,600, were converted to equity resulting in the issuance of 1,042,989 common shares.  The Company disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations.

Additionally, during the year ended December 31, 2009, the Company sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of December 31, 2009, $25,967 is still outstanding and has been recorded as a stock subscription receivable.

Note 17: Stock Warrants and Options

The Company issued 861,429 stock warrants in connection with a private placement memorandum. Additionally, 175,000 warrants were issued in connection with the issuance of convertible notes payable. The Company also issued 37,500 stock options as part of the employment agreement with their CFO. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. The Company has estimated the fair value of the warrants issued in connection with the private placement at $147,504, the convertible notes at $29,966, and the employment agreement at $6,959, as of the grant dates using the Black-Scholes option pricing model.

The Company also issued 46,250 stock warrants to a board member that were valued at the fair market value of the services performed for an expense of $4,000.

Key assumptions used by the Company are summarized as follows:

	PPM and convertible notes	Employment agreement
Expected volatility	50%	50%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	0.14%	0.06%
Expected term (in years)	3.0 to 5.0	3.0

The warrants issued in connection with the private placement have been accounted for as an equity transaction. The cost of the warrants issued in connection with the convertible notes has been classified as interest expense and included in other income (expense) for the year ended December 31, 2009.  The cost of the warrants and options issued per the employment agreement and to the board member were classified as operating expenses for the year ended December 31, 2009.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 18: Bankruptcy confirmation and reverse merger – adoption of “fresh start” accounting

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

Following confirmation of the Plan and the consummation of the Share Exchange, SDI is now pursuing the business plan of Galaxy Gaming.

After the consummation of the Plan and Share Exchange, SDI continued to own a twenty-five percent interest in certain real property in Arizona.  On or about April 17, 2009, SDI transferred this property to a former officer and director, in exchange for the former officer tendering fifty thousand shares of the common stock of SDI for cancellation.

In accordance with generally accepted accounting principles, since the reorganization values of SDI’s assets were less than the total of its post-petition liabilities and allowed claims, and since the holders of existing SDI shares before the confirmation of the reorganization plan received less than 50 percent of the voting shares of the emerging entity, the Company has adopted fresh-start reporting.  The total amount of debt forgiveness was $683,284.  The remaining asset of SDI was valued at $100,000, the estimated fair value at the date of confirmation.

Note 19: Subsequent Events

On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that, except for the sale of common stock and related warrants, it does not have any material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directorsand management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the current names of our current Directors and executive officers and their ages.

Name	Age	Office(s) held
Robert Saucier	55	President, CEO, Chairman of the Board of Directors
Andrew Zimmerman	48	CFO, Secretary and Treasurer
William O’Hara	69	COO and Director
Daniel Scott	54	Outside Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and Directors.

Robert B. Saucier is our President, CEO, and Chairman of the Board of Directors.  Mr. Saucier is the founder of the Company and has served as our President and CEO since inception and for the Company’s accounting and operational predecessors since 1997.  Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations.  During his career, Mr. Saucier has founded and grown five start-up companies.  He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a company that developed and managed the first non-tribal casino in Washington.  Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a 2,447% rate (five year period) and served as its President and Chairman (1986 -1992).  He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems.  Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects.

Andrew Zimmerman is our Chief Financial Officer, Secretary and Treasurer.  Mr. Zimmerman was a practicing Arizona CPA and has over twenty-five years of professional experience in public accounting, casino management, manufacturing, and entertainment.  From December 2008 through November 2009, Mr. Zimmerman was the Chief Financial Officer of David Saxe Productions, a producer of various shows in Las Vegas.  Mr. Zimmerman was the Chief Financial Officer and Treasurer of Mission Industries, Nevada’s largest provider of hospitality and restaurant textile services, for ten years (1996 – 2000) and (2002 – 2008).  Mr. Zimmerman has also served as the CFO of Konami Gaming, Inc. a slot manufacturer, the Bud Jones Company and Palace Casinos in Biloxi, Mississippi.  Mr. Zimmerman is a graduate of Arizona State University.  He also serves on the board of a large automotive finance company.

William O’Hara is our Chief Operating Officer and a Director and is in charge of the day-to-day operations of our business.  After a successful 21-year career in the cosmetic, cosmetology and aesthetic industry, Mr. O’Hara began his gaming industry career as the first employee of Shuffle Master Gaming in 1991.  Mr. O’Hara relocated to Las Vegas in 1992 to head up that company’s sales, service and marketing.  In 1998, he joined Casinovations, Inc. as Senior Vice President of operations and president of its Mississippi subsidiary.  In 2000, Mr. O’Hara joined PDS Gaming as the Senior Vice President of their newly formed electronic table games division. Mr. O’Hara joined Galaxy Gaming in February 2008.  Mr O’Hara previously served on the Board of Directors of the Missouri Riverboat Gaming Association and Casino Management Association.

Dan Scott is an outside Director.  Mr. Scott has over twenty years of senior management experience in the gaming industry.  Mr. Scott was Vice President of Finance and Treasurer during twelve years with Caesars Palace in Las Vegas. He was also Senior Vice President and Chief Financial Officer with MGM Grand Hotel and Casino in Las Vegas.  His projects as an independent consultant include a six year engagement encompassing the design, construction and management of Casino MonteLago at Lake Las Vegas.  Mr. Scott, a Nevada CPA, is a graduate of the University of Wisconsin.

Directors

Our bylaws authorize no less than one (1) and no more than fifteen (15) Directors.  We currently have three Directors.

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

None.

Committees of the Board

Mr. Scott currently serves on the Company’s compensation committee.  We do not currently have an executive committee or stock plan committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, Directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert Saucier	n/a	n/a	n/a
Andrew Zimmerman	n/a	n/a	n/a
William O’Hara	n/a	n/a	n/a

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company’s current executive compensation system consists of cash compensation to the executive officers who are primarily responsible for the day-to-day management and continuing development of its business.  The Company’s Chief Operating Officer (“COO”), William O’Hara is party to a three-year employment agreement with the Company.  Mr. O’Hara’s compensation arrangement consists of a base annual salary together with a potential monthly bonus to be awarded for those months in which the Company achieves higher sales figures than in any previous month.  The objective of this arrangement is to provide Mr. O’Hara with regular compensation which is reasonable in light of the cash constraints faced by the Company’s developing business while also providing an incentive for the COO to lead the operations towards a continually expanding revenue base.  The Company’s Chief Financial Officer (“CFO”), Andrew Zimmerman is party to a three-year employment agreement with the Company.  Mr. Zimmerman’s compensation arrangement consists of a base annual salary.

The Company presently does not have an employment agreement or any fixed policy regarding compensation of Robert Saucier, its President and CEO.  Currently, Mr. Saucier receives cash compensation of approximately $30,000 per year.  As the founder of the Company, Mr. Saucier holds a strong entrepreneurial interest in developing and expanding the Company to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Saucier, CEO, President, Director	2009 2008 2007	30,000 30,000 30,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	30,000 30,000 30,000
Andrew Zimmerman CFO	2009 2008 2007	11,100 n/a n/a	0 n/a n/a	$6,959 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	18,059 n/a n/a
William O’Hara, COO, Director	2009 2008 2007	150,000 100,141 n/a	3,155 3,865 n/a	n/a 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	6,100 0 n/a	159,255 104,006 n/a
Munjit Johal, former CFO, CEO, President, and Director(1)	2008 2007	15,000 84,000	0 0	0 0	0 0	0 0	0 0	0 0	15,000 84,000

(1)
Mr. Johal did not obtain any payment for his services in 2007; all such monies noted in “salary” were accrued by the Company as debt. Mr. Johal received $15,000 in total compensation in 2008, all received prior to the filing of our proceeding under chapter 11 of the U.S. Bankruptcy Code. Upon the closing of the Share Exchange, Mr. Johal resigned as our Director and from all named executive officer positions. In April 2009 The Company and Mr. Johal executed a purchase and sale agreement whereby the Company disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock held by Mr. Johal.  The transaction resulted in the Company recording a loss from discontinued operations of $99,950.

Narrative Disclosure to the Summary Compensation Table

We do not have a written employment contract with our President and CEO, Robert Saucier.  We currently pay him an annual salary of $30,000.  The Company’s COO, William O’Hara is party to a three-year Employment Agreement with the Company.  Mr. O’Hara receives a base annual salary of $150,000.  In addition, for each month in which our total sales are higher than any previous month, Mr. O’Hara earns a bonus equal to 10% of the increased sales above the prior monthly record.  The Company’s CFO, Secretary, and Treasurer, Andrew Zimmerman is also party to a three-year employment agreement with the Company. Mr. Zimmerman’s base compensation consists of a monthly salary paid in bi-monthly installments.  Under his Employment Agreement with the Company, Mr. Zimmerman’s base salary begins at $6,600 and increases in phases over the course of his first year of employment to a maximum of $12,500 per month.

Messrs. Saucier, O’Hara and Zimmerman agreed to temporarily reduce each of their salaries by 10% effective April 1, 2010.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Robert Saucier, CEO, President, Director	-	-	-	-	-	-	-	-	-
William O’Hara, COO and Director	-	-	-	-	-	-	-	-	-
Andrew Zimmerman, CFO(1)	37,500	-	-	$0.55	11/15/2012	-	-	-	-

(1)
Mr. Zimmerman was initially granted options to purchase 37,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to purchase 22,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service to Mr. Zimmerman.

Compensation of Directors Table

The table below summarizes all compensation paid to our Directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Saucier	30,000	0	0	0	0	0	30,000
William O’Hara	153,155	0	0	0	0	6,100	159,912
Dan Scott	4,000	0	0	0	0	0	0
Munjit Johal (former Director)	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Robert Saucier and William O’Hara do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors.  The compensation summarized above reflects the compensation each of our Directors and former Directors received in their capacities as executive officers of the Company.  Dan Scott receives a cash stipend in the amount of $4,000 per quarter.  We have also agreed that Mr. Scott will receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.

Prior to his appointment as a Director, Mr. Scott performed consulting services for the Company.  The total cost of Mr. Scott’s consulting services was $119,157 during the year ended December 31, 2009.

Stock Option Grants

In anticipation of establishing an equity compensation plan the Company:

(1)
granted options to our CFO to purchase 37,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to purchase 22,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service.

(2)
agreed that our outside Board member, Dan Scott, will receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.  The exercise price and term of such stock options has not been determined at this time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2010, the beneficial ownership of our common stock by each executive officer and Director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and Directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 33,096,186 shares of common stock issued and outstanding on March 22, 2010

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Triangulum Partners, LLC(2) 6980 O’Bannon Drive Las Vegas, Nevada 89117	24,750,000	74.78%

Total of All Directors and Executive Officers:		24,958,262 Shares	75.41%
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

(2)
Mr. Robert Saucier, our CEO, President, and Director, is the Manager of Triangulum Partners, LLC.  In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our Directors or executive officers, nor any proposed nominee for election as a Director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

1.           We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, NV.  We sub-lease the property from Galaxy Gaming, LLC at a cost of $18,565 per month.  Galaxy Gaming, LLC in turn leases the property from Abyss Group, LLC.  Our CEO holds a membership interest in Galaxy Gaming, LLC and is the Manager of that entity.  In addition, our CEO’s wife and a Nevada spendthrift trust for the benefit of our CEO’s daughter are members of Abyss Group, LLC.

2           We have paid legal fees directly to a law firm retained personally by our CEO.  The law firm was employed by him for the express purpose of defending the Sherron Associates litigation described in Item 3.  In 2009, these attorneys were successful in invalidating the judgment which is the subject of the Sherron litigation against the Company.  We believed this strategy to quash the underlying judgment to be a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to us.  We have also agreed to continue to be responsible for these legal fees during the appeal by Sherron.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31 Secured Diversified Investment, Ltd.	Audit Services	Audit Related Fees	Tax Fees	Other Fees	Total
2009	n/a	n/a	n/a	n/a	n/a
2008	$17,500	$4,375	$0	$0	$21,875

Financial Statements for the Year Ended December 31 Galaxy Gaming, Inc.	Audit Services	Audit Related Fees	Tax Fees	Other Fees	Total
2009	$12,000	$9,500	$3,300	$0	$24,800
2008	$12,000	$0	$3,250	$0	$15,250

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Saucier
Robert Saucier President, Chief Executive Officer and Director
April 12, 2010

By:	/s/ Andrew Zimmerman
Andrew Zimmerman Chief Financial Officer, Treasurer and Secretary
April 12, 2010

By:	/s/ William O'Hara
William O'Hara
Chief Operation Officer and Director
April 12, 2010