Form 10-Q
period 2010-03-31
Galaxy Gaming, Inc.
filed 2010-05-17
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

702-939-3254
(Registrant's telephone number)
Secured Diversified Investment, Ltd _________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,524,758 common shares as May 14, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009, (audited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit as of March 31, 2010 (unaudited)

F-4	Consolidated Statements of Cash Flows for the three months ended March 31 2010 and, 2009 (unaudited);

F-5	Notes to Financial Statements;

GALAXY GAMING, INC.
BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$199,911	$408,839
Accounts receivable - trade, net	374,450	372,560
Miscellaneous receivables	7,807	7,606
Prepaid expenses	36,834	43,314
Inventory	146,646	123,671
Note receivable - current portion	53,803	53,004
Total Current Assets	819,451	1,008,994

Property and Equipment, net	34,834	32,316

Other Assets
Intellectual property, net	125,117	126,879
Intangible assets	150,000	150,000
Note receivable - long term	393,718	407,472
Other	20,824	0
Total Other Assets	689,659	684,351

TOTAL ASSETS	$1,543,944	$1,725,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$257,858	$309,348
Accrued expenses and taxes	113,481	117,998
Accrued interest – related party	18,729	16,420
Deferred revenue	216,195	208,729
Notes payable - related party	302,262	357,199
Note payable - current portion	22,650	22,242
Total Current Liabilities	931,175	1,031,936

Long-term Debt
Note payable	1,166,279	1,172,392

TOTAL LIABILITIES	2,097,454	2,204,328

STOCKHOLDERS’ DEFICIT
Common stock	33,096	33,056
Additional paid in capital	964,734	944,774
Stock warrants	147,504	147,504
Stock subscription receivable	(21,301)	(25,967)
Accumulated deficit	(1,677,542)	(1,578,034)
TOTAL STOCKHOLDERS’ DEFICIT	(553,509)	(478,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,543,944	$1,725,661

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

GROSS REVENUES	$754,027	$608,709

COST OF GOODS SOLD	48,092	23,833

GROSS PROFIT	705,935	544,876

OPERATING EXPENSES	783,151	626,062

NET OPERATING LOSS	(77,216)	(41,186)

OTHER INCOME (EXPENSE)	(22,292)	(26,555)

NET LOSS BEFORE INCOME TAXES	(99,508)	(67,741)

PROVISION FOR INCOME TAXES	0	0

NET LOSS FROM CONTINUING OPERATIONS	(99,508)	(67,741)

LOSS FROM DISCONTINUED OPERATIONS	0	0

NET LOSS	$(99,508)	$(67,741)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	33,076,186	15,863,085
DILUTED	34,112,615	15,863,085

NET LOSS PER SHARE:
FROM OPERATIONS	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
FULLY DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF MARCH 31, 2010

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Beginning balance, January 1, 2009	10,000,000	$10,000	$125	$0	$0	$(1,130,323)	$(1,120,198)

Cancellation of old shares	(10,000,000)	(10,000)	10,000	-	-	-	-

Issuance of new shares upon confirmation of reorganization plan	29,000,006	29,000	71,000	-	-	-	100,000

Shares issued upon conversion of notes payable	1,042,989	1,043	237,523	-	-	-	238,566

Shares issued for services	1,101,583	1,101	66,132	-	-	-	67,233

Shares issued for payment of accounts payable	100,000	100	39,900	-	-	-	40,000

Shares issued under private placement financing	1,722,858	1,723	601,277	-	-	-	603,000

Shares retired through transfer of property to former employee	(50,000)	(50)	-	-	-	-	(50)

Other shares issued including shares issued to employees	138,750	139	55,362	-	(25,967)	-	29,534

Share-based compensation expense	-	-	10,959	-	-	-	10,959

Issuance of stock warrants	-	-	(147,504)	147,504	-	-	0

Net loss from continuing operations	-	-	-	-	-	(347,761)	(347,761)

Net loss from discontinued operations	-	-	-	-	-	(99,950)	(99,950)

Balance, December 31, 2009	33,056,186	33,056	944,774	147,504	(25,967)	(1,578,034)	(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	-	-	-	16,000

Share-based compensation expense	-	-	4,000	-	-	-	4,000

Payment received on stock subscription receivable	-	-	-	-	4,666	-	4,666

Net loss from continuing operations	-	-	-	-	-	(99,508)	(99,508)

Balance, March 31, 2010	33,096,186	$33,096	$964,734	$147,504	$(21,301)	$(1,677,542)	$(553,509)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss from operations	$(99,508)	$(67,741)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	3,991	3,937
Amortization expense	1,762	1,753
Loss on the disposal of property and equipment	0	0
Provision for bad debts	9,000	886
Share-based compensation	4,000	0

Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(10,890)	23,647
(Increase) in miscellaneous receivable	(201)	0
(Increase) decrease in prepaid expenses	6,480	(835)
(Increase) in inventory	(22,975)	(34,610)
(Increase) in accrued interest receivable	0	(1,339)
Increase (decrease) in accounts payable	(35,490)	95,586
Increase (decrease) in accrued expenses and taxes	(4,517)	(23,717)
Increase (decrease) in due to employee	0	12,162
Increase (decrease) in accrued interest – related party	2,309	9,413
Increase in deferred revenue	7,466	1,501
Net Cash (Used in) Provided by Operating Activities	(138,573)	20,643

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,509)	0
Increase in other assets	(20,825)	0
Payments received on note receivable	12,955	13,554
Net Cash (Used in) Provided by Investing Activities	(14,379)	13,554

Cash Flows from Financing Activities:
Principal payments on notes payable – related party	(54,937)	0
Payments received on stock subscription receivable	4,666	0
Principal payments on note payable	(5,705)	(4,738)
Net Cash (Used in) Financing Activities	(55,976)	(4,738)

Net Increase in Cash and Cash Equivalents	(208,928)	29,459
Cash and Cash Equivalents – Beginning of Year	408,839	25,885
Cash and Cash Equivalents – End of Year	$199,911	$55,344

Supplemental Cash Flow Information:
Cash paid for interest	$26,924	$0
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

In August of 2009 upon filing articles of merger in Nevada, Galaxy Gaming was merged into Secured Diversified Investment, Ltd.  At the effective date the separate legal existence of Galaxy Gaming ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc. (“The Company”)

On January 1, 2007, Galaxy Gaming, LLC (the “LLC”), which was organized as a Nevada limited liability company on September 27, 2000, entered into several agreements with the newly formed Galaxy Gaming.  Pursuant to these agreements, the LLC sold selected assets, such as inventory and fixed assets, to Galaxy Gaming.  On December 31, 2007, Galaxy Gaming acquired, through an asset purchase agreement, the LLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  Galaxy Gaming also acquired the existing client base from the LLC.

The Company designs, manufactures and markets casino table games and electronic jackpot bonus system platforms played in land-based and cruise ship gaming establishments.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights.  The Company markets its products and licensed intellectual property via its own sales force to casinos throughout North America and to cruise ships worldwide.  Revenues come primarily from recurring royalties received from its clients for the licensing of game content and other fees paid based upon the performance of its electronic platforms.  Additionally, the Company receives revenue as reimbursement from the sale of its associated products.

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2009.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2: Significant Accounting Policies (continued)

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2010 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

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

Intangible Assets
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

The Company purchased back a regional territory from an outside sales representative.  The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2: Significant Accounting Policies (continued)

Revenue Recognition
Substantially all revenue is recognized when it is earned. Clients are typically invoiced one month in advance and the advance billings are carried as deferred revenue on the balance sheet. The monthly recurring invoices are based on signed agreements with each client.

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

Note 3: Note Receivable

The note receivable at March 31, 2010 and December 31, 2009 was as follows:

	2010	2009
Note receivable	$447,521	$460,476
Less: current portion	(53,803)	(53,004)
Long-term Note Receivable	$393,718	$407,472

The Company acquired, with an asset purchase agreement from the LLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year note with a 6% fixed interest rate.  Interest income associated with this note receivable was $6,840 and $7,580 for the three months ended March 31, 2010 and 2009 respectively.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At March 31, 2010 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Prepaid marketing agreement	$16,500	$24,750
Prepaid IT system	5,373	3,326
Prepaid property tax	2,300	0
Prepaid insurance	447	447
Prepaid legal	2,661	5,825
Prepaid trade show expense	5,054	5,054
Prepaid other	4,499	3,912
Total Prepaid Expenses	$36,834	$43,314

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 5: Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Computer equipment	$31,345	$31,345
Furniture and fixtures	42,787	36,278
Office equipment	10,320	10,320
Subtotal	84,452	77,943
Less: Accumulated depreciation	(49,618)	(45,627)
Property and Equipment, net	$34,834	$32,316

Depreciation expense was $3,991 and $3,937 for the three months ended March 31, 2010 and 2009, respectively.

Note 6: Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at December 31:

	2010	2009
Wages and related costs	$76,219	$78,141
Accrued expenses and taxes	37,262	39,857
Accrued intangible asset costs	0	0
Total Accrued Expenses and Taxes	$113,481	$117,998

Note 7: Long – term Debt

Long - term debt consists of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Note payable	$1,188,929	$1,194,634
Less: Current portion	(22,650)	(22,242)
Total Long – term debt	$1,166,279	$1,172,392

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 7: Long – term Debt (continued)

Maturities of the Company’s long-term debt as of March 31, 2010 are as follows:

2010	$22,650
2011	24,152
2012	26,234
2013	28,243
2014	30,410
Thereafter	1,057,240
Total Long – term Debt	$1,188,929

During 2009 the Company issued $200,000 of convertible notes payable with an interest rate of 12%.  The holders of the convertible notes chose to convert the notes, including accrued interest, into 1,042,989 shares of the Company’s common stock.  The notes and accrued interest totaling $8,600 were convertible into common stock of the Company at the conversion rate of .20 cents per share.  The holders of the notes were also granted stock purchase warrants allowing the holders to purchase up to an additional 175,000 shares of common stock at the price of $.40 per share.  The warrants expire April 2014. In lieu of cash exercising, the warrant the holders may elect to receive shares equal to the value of the warrant.  The Company recorded interest expense in the amount of $29,966 relating to the fair value of the warrants issued during the quarter ended December 31, 2009.

Note 8: Notes Payable - Related Party

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $7,372 and $9,412 for the three months ended March 31, 2010 and 2009 respectively.

Note 9: Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for two six year renewals.  As of March 31, 2010, the monthly minimum rental payment is $18,565 and rent increases 3% every year on September 1st.  Rent expense was $55,697 and $54,075 for the three months ended March 31, 2010 and 2009 respectively. Effective April 1, 2010 the LLC agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  Rent to be paid under this lease agreement including the first six year renewal option is summarized as follows:

Twelve months ended March 31,
2011	$180,468
2012	233,740
2013	240,752
2014	247,975
2015	255,414
Thereafter	374,038
Total Lease Obligation	$1,532,387

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 9: Commitments and Contingencies (continued)

Legal Proceedings
In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based in future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.   We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.  For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our annual report on Form 10-K for the year ended December 31, 2009.

There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2009.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 10: Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of March 31, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $30,576 and $23,935, respectively.

Note 11: Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2010 and December 31, 2009. There were 33,096,186 common shares and -0- preferred shares issued and outstanding at March 31, 2010.

Note 12: Related Party Transactions

The Company sub-leases its office space from the LLC, a related party, for $18,565 per month.  As mentioned in Note 9 the LLC agreed to temporarily reduce the monthly rent, effective April 1, 2010, to $9,283.  The reduction will continue until August 31, 2010.

The Company has agreed to pay the legal expenses incurred by its President’s attorneys pertaining to its defense in the Sherron litigation, (Please see Form 10-K for the year ended December 31, 2009). Total fees from this law firm charged to expense were $12,208 and $0 for the three months ended March 31, 2010 and 2009 respectively.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 13: Other Income (Expenses)

Other income (expenses) of the Company consists of the following at March 31, 2010 and 2009:

	2010	2009
Interest income	$6,840	$7,580
Loss on the sale of property and equipment	0	0
Interest expense	(29,132)	(34,105)
Miscellaneous other expense	0	(30)
Total Other Income (Expenses)	$(22,292)	$(26,555)

Note 14: Income Taxes

For the three months ended March 31, 2010 and year ended December 31, 2009, the Company incurred a net loss and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $1,035,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,135,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $142,000 that can be used in the future to offset federal income tax owed.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$385,900	$351,900
Valuation allowance	(385,900)	(351,900)
Net Deferred Tax Asset	$-	$-

Note 15: Cash Flow Disclosures

Non-Cash Investing and Financing Activities

During the year ended December 31, 2009 the Company issued 1,101,583 shares of stock for services to be performed in non-cash transactions pursuant to various service agreements.  The cost of the service is being expensed over the term of the respective service agreement.   The Company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest of $8,600, were converted to equity resulting in the issuance of 1,042,989 common shares.  The Company disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations during the quarter ended June 30, 2009.

Additionally, during the year ended December 31, 2009, the Company sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of March 31, 2010 and December 31, 2009, $21,301 and $25,967 was still outstanding and has been recorded as a stock subscription receivable.

During the quarter ended March 31, 2010 the Company issued 40,000 shares of common stock in settlement of accounts payable.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 16: Stock Warrants and Options

During the quarter ended March 31, 2010, the Company issued 46,250 stock warrants to a board member. The warrants were valued at the fair market value of the services performed which resulted in an expense of $4,000 for the quarter ended March 31, 2010.  No warrants were issued during the quarter ended March 31, 2009.

Note 17: Bankruptcy confirmation and reverse merger – adoption of “fresh start” accounting

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

Following confirmation of the Plan and the consummation of the Share Exchange, SDI pursued the business plan of Galaxy Gaming.

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

Note 18: Subsequent Events

On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.

On April 15, 2010 the Company executed an Asset Purchase Agreement (”Agreement”) with T&P Gaming, Inc., and its majority owners (“Sellers”) whereby the Company acquired the client installation base, intellectual

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Note 18: Subsequent Events (continued)

property and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game.  The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment due upon closing.  Additionally, the Company agreed to transfer to the Sellers $90,000 worth of the Company’s common stock once certain obligations, as defined in the Agreement, are completed by the Sellers.

The Agreement also has a bonus performance provision, whereby the Company will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.  Additionally, the bonus performance is also contingent on the Sellers fulfilling certain obligations, as defined in the agreement.

The Company has analyzed its operations subsequent to March 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any additional material subsequent events to disclose.

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

Company Overview and Plan of Operation

We are engaged in the business of developing proprietary casino table games and electronically enhanced table game products.  We license and/or lease our products to land-based, riverboat and cruise ship casinos in the United States and internationally.  Currently, we have an installed base of our products on over 1,750 gaming tables.  Casinos use our products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  We group our products into two business categories we call “Proprietary Table Games” and advanced table game platforms known as the “Bonus Jackpot System.”

Proprietary Table Games.

We develop and deliver proprietary titles that enhance our casino clients’ table game operations.  Games in this category are grouped into two product types which include ”Premium Games” as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games, also known as “Side Bets”.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.

Bonus Jackpot System

We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems.  Early in its design, we decided to not simply emulate the standard progressive jackpot system, but instead we decided to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games.  We have committed a significant portion of our revenues to the research and development of this system.  We have planned the development of our Bonus Jackpot System for at least the next several years and have labeled each major release after the name of a known galaxy.

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Build our recurring revenue base.

Despite the current economy, or maybe because of it, our products are in their highest demand.   Our products generate additional profit for our clients yet require an insignificant capital expenditure.  Accordingly, we have demonstrated a 24% increase in recurring revenues compared to the same quarter last year.  We expect continued growth in our recurring revenues through the development and/or acquisition of new products and game content.  In February 2010 the Company announced the release of a new casino table game called Triple Attack Blackjack(TM).  The game is a variation of the standard game of blackjack, but offers the player new strategic options, while still conforming to basic blackjack fundamentals.

On April 15, 2010 the Company executed an Asset Purchase Agreement with T&P Gaming, Inc., and its majority owners whereby the Company acquired the client installation base, intellectual property and related inventory associated with the “Deuces Wild Hold’em Fold’em game and related “Random Wild” game.

Expand our distribution network.

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

Enhance Our Portfolio of Games with the Bonus Jackpot System

Competitor’s games such as Caribbean Stud and Let it Ride benefitted from electronic enhancements.  Previously, only our Bonus Blackjack game utilized electronics.  We set out to overcome this disadvantage and initiated the development of our Bonus Jackpot System in 2008.  In March 2009, we installed the first Bonus Jackpot System into a casino.  Since then we have installed over 130 more.  We receive a fee from casinos based upon the amount of wagers placed by their players via the Bonus Jackpot System.  Since its first installation, the Bonus Jackpot System has now recorded over 10,000,000 wagers.

We continue to develop our Bonus Jackpot System.  Beginning with our inaugural “Milky Way Series,” we have since developed what we call the “Andromeda Series” which is being installed in 2010.  We have also begun the planning of the Bonus Jackpot System’s next major release called the “Triangulum Series” which is scheduled for release in 2011.  We intend to modify and adapt all of our Premium Games to benefit from the Bonus Jackpot System.  Additionally, we expect that all of our new Premium Game titles will include the Bonus Jackpot System component.

We expect each of these products to generate additional revenue for us in 2010 and beyond.

Offer Manufacturer’s Gambling Promotions

We have identified an opportunity to offer gambling promotions to our casino clients which in turn they would offer to their customers.  We intend to collect a fee from the casino based upon their player’s participation in the gambling promotion.  The purpose of these gambling promotions is to stimulate play thereby increasing the profitability for the casino and for us.  We expect the offering of our gambling promotion plan will commence and add revenues for us in 2010.

Profitability
.
Although we seek to take advantage of the current high demand of our products and in the process, rapidly expand our recurring revenues, our goal is to achieve profitability and closely guard our cash flow.  Our plan is to monitor and adjust our expenses accordingly in order to meet these important objectives..

Build shareholder value.

Fundamentally, we will focus first and foremost on our company’s financial performance both in terms of revenue growth, profitability and cash flow.  While our successful performance is essential, we launched, in 2009, an Investor Relations / Public Relations campaign to build the Galaxy Gaming brand in the financial community.  Furthermore, we maintain frequent and informative communication with our stakeholders.

Sources of Revenue

We derive our revenue from the sale and license of our products and intellectual property.  Consistent with our strategy, we currently define our revenue sources into three categories, which includes (1) a one-time sale or reimbursement of our manufactured equipment; (2) a negotiated recurring licensing fee for our table game content; and (3) a recurring licensing fee associated with the performance of our electronic table game platform.  When we license a table game without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When we license a table game with electronic enhancements, such as our Bonus Jackpot System, we generally sell the associated products, negotiate a month-to-month license fee for the game content, and collect an additional recurring fee associated with the performance of our system such as a fee per each wager placed

Financing

Additional funding may be necessary to facilitate our current aggressive growth plans and acquisition strategy, as well as the investments in our infrastructure.  If we determine that additional funding is required and we are unsuccessful in raising capital, we will still pursue acquisitions and growth, however, our acquisition opportunities could be limited and our growth strategy could be negatively impacted.

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase significant physical plant or equipment during the next twelve months.  As we continue to grow and expand our business, we will evaluate the necessary increases to our employee base over the course of the next year.

Results of Operations for the three months ended March 31, 2010

For the three months ended March 31, 2010 our continuing operations generated gross revenues of $754,027, an increase of 24% from gross revenues of $608,709 for the three months ended March 31, 2009.  This increase in revenue was driven by each of our product categories; Proprietary Table Games and Bonus Jackpot Systems.  Our cost of goods sold for the quarter was $48,092 compared to $23,833 in the prior quarter.  Much of this increase is related to installations of our Bonus Jackpot System.  This product was implemented in the first quarter of 2009 with limited installations.  Our Operating Expenses for the quarter were $783,151, an increase of 25% over the first quarter 2009 operating expenses of $626,062.  The increase was primarily due to increased payroll in research and development, sales and finance and outside services offset by a decrease in legal fees.  Other expenses decreased from $26,555 in 2009 to $22,292 in 2010 due to decreased interest expense.

The net loss for the three months ended March 31, 2010 was $99,508, compared to a loss of $67,741 for the three months ended March 31, 2009.  Earnings before interest, taxes, depreciation and amortization (EBITDA) was a loss of $71,462 for the three months ended March 31, 2010 compared to a loss of $50,406 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $819,451 and total assets in the amount of $1,543,944. Our total current liabilities as of March 31, 2010 were $931,175.

Galaxy’s operating activities used $138,573 in cash for the three months ended March 31, 2010 compared to $20,643 in cash generated for the three months ended March 31, 2009.  The primary components of our negative operating cash flow for the three months ended March 31, 2010 were our net loss of $99,508, increases in accounts receivable of $10,890, inventory of $22,975 and a decrease in accounts payable of $35,490 offset by non cash charges consisting of depreciation and amortization expenses, $5,753; provision for bad debts, $9,000; and share based compensation, $4,000.

Cash flows used in investing activities for the three months ended March 31, 2010 were $14,379, consisting of $6,509 in acquisition of property and equipment, increases in other assets of $20,825 offset by $12,955 in payments received on a note receivable.  Cash used by financing activities during the three months ended March 31, 2010 were $55,976 consisting of $54,937 in payments on notes payable-related party, $5,705 in payments on notes payable offset by $4,666 in payments received on stock subscription receivable.

We intend to fund our continuing operations through increased sales.  Additionally the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Currently, we do not believe that we have any accounting policies that fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our former Interim Chief Financial Officer, Robert Saucier.  Based upon that evaluation, our Chief Executive Officer and former Interim Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

(See Note 9 of Item 1 Financial Statements regarding current litigation)

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

Galaxy Gaming, Inc

Date:	May 17,2010

By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer and Director

Galaxy Gaming, Inc

Date:	May 17,2010

By: /s/ Andrew Zimmerman Andrew Zimmerman Chief Financial Officer, Treasurer and Secretary