Form 10-Q
period 2010-06-30
Galaxy Gaming, Inc.
filed 2010-08-10
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,524,758 common shares as August 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009, (audited);

F-2	Consolidated Statements of Operations for the three months and six ended June 30, 2010 and 2009 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit as of June 30, 2010 (unaudited)

F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and, 2009 (unaudited);

F-5	Notes to Financial Statements;

GALAXY GAMING, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
		Derived from audited financial statements
ASSETS
Current Assets
Cash	$578,902	$408,839
Accounts receivable - trade, net	355,691	372,560
Miscellaneous receivables	15,440	7,606
Prepaid expenses	38,762	43,314
Inventory	165,544	123,671
Accrued interest receivable	0	0
Note receivable - current portion	54,614	53,004
Total Current Assets	1,208,953	1,008,994

Property and Equipment, net	31,534	32,316

Other Assets
Intellectual property, net	116,952	126,879
Intangible assets	366,000	150,000
Note receivable - long term	379,756	407,472
Other	14,481	0
Total Other Assets	877,189	684,351

TOTAL ASSETS	$2,117,676	$1,725,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$191,973	$309,348
Accrued expenses and taxes	104,752	117,998
Accrued interest – related party	21,090	16,420
Deferred revenue	215,798	208,729
Stock issuance payable	90,000	0
Notes payable - related party	236,075	357,199
Notes payable - current portion	107,059	22,242
Total Current Liabilities	966,747	1,031,936

Long-term Debt
Notes payable	1,175,016	1,172,392

TOTAL LIABILITIES	2,141,763	2,204,328

STOCKHOLDERS’ DEFICIT
Common stock	34,524	33,056
Additional paid in capital	1,467,306	944,774
Stock warrants	147,504	147,504
Stock subscription receivable	(16,637)	(25,967)
Accumulated deficit	(1,656,784)	(1,578,034)
TOTAL STOCKHOLDERS’ DEFICIT	(24,087)	(478,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,117,676	$1,725,661

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Gross Revenues	$735,569	$674,490	$1,489,596	$1,283,199

Cost of Goods Sold	10,768	64,440	58,860	88,252

Gross Profit	724,801	610,050	1,430,736	1,194,947

Selling, general and administrative	613,176	597,557	1,308,420	1,182,589
Research and development	66,873	40,482	154,780	81,538
Total costs and expenses	680,049	638,039	1,463,200	1,264,127

Net Operating Loss	44,752	(27,989)	(32,464)	(69,180)

Other Income (Expense)	(23,994)	(26,988)	(46,286)	(53,512)

Net Income/(Loss) before Income Taxes	20,758	(54,977)	(78,750)	(122,692)

Provision for Income Taxes	0	0	0	0

Net Income/(Loss) from Continuing Operations	$20,758	$(54,977)	$(78,750)	$(122,692)

Loss from Discontinued Operations	0	(99,950)	0	(99,950)

Net Income/(Loss)	$20,758	$(154,927)	$(78,750)	$(222,642)

Weighted average number of
shares outstanding
Basic	34,524,758	30,058,756	33,800,472	30,058,756
Fully Diluted	36,275,473	31,233,756	35,194,044	31,233,756

Net Loss per Share
From Operations	$0.00	$(0.00)	$(0.00)	$(0.00)
From Discontinued Operations	$-	$(0.00)	$-	$(0.00)
Fully Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
AS OF JUNE 30, 2010

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Beginning balance, January 1, 2009	10,000,000	$10,000	$125	-	-	$(1,130,323)	$(1,120,198)

Cancellation of old shares	(10,000,000)	(10,000)	10,000	-	-	-	-

Issuance of new shares upon confirmation of reorganization plan	29,000,006	29,000	71,000	-	-	-	100,000

Shares issued upon conversion of notes payable	1,042,989	1,043	237,523	-	-	-	238,566

Shares issued for services	1,101,583	1,101	66,132	-	-	-	67,233

Shares issued for payment of accounts payable	100,000	100	39,900	-	-	-	40,000

Share issued under private placement financing	1,722,858	1,723	601,277	-	-	-	603,000

Shares retired through transfer of property to former employee	(50,000)	(50)	-	-	-	-	(50)

Other shares issued post-confirmation	138,750	139	55,362	-	(25,967)	-	29,534

Share based compensation expense	-	-	10,959	-	-	-	10,959

Issuance of stock warrants	-	-	(147,504)	47,504	-	-	-

Net loss from continuing operations	-	-	-	-	-	(347,761)	(347,761)

Net loss from discontinued operations	-	-	-	-	-	(99,950)	(99,950)

Balance, December 31, 2009	33,056,186	33,056	944,774	147,504	(25,967)	(1,578,034)	(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	-	-	-	16,000

Share based compensation expense	-	-	4,000	-	-	-	4,000

Payment received on stock subscription receivable	-	-	-	-	4,666	-	4,666

Net loss from continuing operations	-	-	-	-	-	(99,508)	(99,508)

Balance, March 31, 2010	33,096,186	33,096	964,734	147,504	(21,301)	(1,677,542)	(553,509)

Share issued under private placement financing	1,428,572	1,428	498,572	-	-	-	500,000

Share based compensation expense	-	-	4,000	-	-	-	4,000

Payment received on stock subscription receivable	-	-	-	-	4,664	-	4,664

Net income from continuing operations	-	-	-	-	-	20,758	20,758

Balance, June 30, 2010	34,524,758	$34,524	$1,467,306	$147,504	$(16,637)	$(1,656,784)	$(24,087)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	2010	2009
Cash Flows from Operating Activities:
Net loss from operations	$(78,750)	$(122,692)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	7,291	7,873
Amortization expense	9,927	3,515
Provision for bad debts	18,000	886
Share-based compensation	8,000	-
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(1,131)	(100,940)
(Increase) decrease in miscellaneous receivable	(7,834)	-
Decrease (Increase) in prepaid expenses and taxes	4,552	(10,234)
(Increase) in Inventory	(41,873)	(124,123)
(Increase) in accrued interest receivable	-	(3,767)
(Decrease) Increase in accounts payable	(101,375)	204,183
(Decrease) in accrued expenses and taxes	(13,246)	(48,740)
(Decrease) in due to employee	-	(23,954)
Increase in accrued interest – related party	4,670	19,038
Increase in deferred revenue	7,069	8,348
Net Cash Used in Operating Activities	(184,700)	(190,607)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(6,509)	-
Increase in other assets	(14,481)	-
Payments received on note receivable	26,106	21,827
Net Cash Provided by Investing Activities	5,116	21,827

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	200,000
Payments on notes payable – related party	(121,124)	-
Collection of stock subscription receivable	9,330	-
Payments on note payable	(38,559)	(10,261)
Proceeds from issuance of common stock	500,000	70,000
Net Cash Provided by Financing Activities	349,647	259,739

Net Increase in Cash and Cash Equivalents	170,063	90,959
Cash and Cash Equivalents – Beginning of Year	408,839	25,885
Cash and Cash Equivalents – End of Year	$578,902	$116,844

Supplemental Cash Flow Information:
Cash paid for interest	$55,454	$49,407
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Intangible assets acquired through the issuance of notes payable and stock issuance payable	216,000	-

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 1: Nature of Operations

On February 10, 2009, Secured Diversified Investment, Ltd. (“SDI”) acquired all of the issued and outstanding stock of Galaxy Gaming, Inc. (“Galaxy Gaming”) pursuant to the terms of a Share Exchange Agreement.  Following the closing of the Share Exchange Agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, Galaxy Gaming.  Galaxy Gaming was incorporated in the State of Nevada on December 29, 2006 and acquired the business operations of one or more predecessor companies using the “Galaxy Gaming” moniker beginning with Galaxy Gaming Corporation in 1997.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2: Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2010 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

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

As more fully described in Note 18, the Company executed an Asset Purchase Agreement on April 15, 2010 with T&P Gaming, Inc., and its majority owners whereby the Company acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game.

The client installation base and intellectual property have finite lives and are being amortized using the straight-line method over their economic useful lives and analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  The territorial license has an infinite life.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2: Significant Accounting Policies (continued)

Revenue Recognition
Substantially all revenue is recognized when it is earned. Clients are typically invoiced one month in advance and the advance billings are carried as deferred revenue on the balance sheet. The monthly recurring invoices are based on executed agreements with each client.  Total revenue from recurring royalties for the licensing of game content and other fees paid based upon the performance of our electronic platforms was $1,433,941 and $1,203,952 for the six months ended June 30, 2010 and 2009 respectively.  Revenue from reimbursement from the sale of product was $55,655 and $79,247 for the six months ended June 30, 2010 and 2009 respectively.

Revenue as reimbursement from the sale of our associated products is recognized when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our client exists.
•	Shipment has occurred.
•	The price is fixed and or determinable; and
•	Collectability is reasonably assured or probable

Research and Development
Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations. These costs include salaries, benefits, and other internal costs allocated to software and hardware development efforts, as well as purchased components.

Deferred Income Taxes
Deferred income taxes are recognized by applying enacted statutory rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company’s asset and liabilities.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Earnings per Share
Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 3: Note Receivable

The note receivable at June 30, 2010 and December 31, 2009 was as follows:

	2010	2009
Note receivable	$434,370	$460,476
Less: current portion	(54,614)	(53,004)
Long-term Note Receivable	$379,756	$407,472

The Company acquired, with an asset purchase agreement from the LLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year note with a 6% fixed interest rate.  Interest income associated with this note receivable was $13,484 and $14,932 for the six months ended June 30, 2010 and 2009 respectively.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At June 30, 2010 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of June 30, 2010 and December 31, 2009:

	2010	2009
Prepaid marketing agreement	$8,250	$24,750
Prepaid IT system	16,894	3,326
Prepaid insurance	447	447
Prepaid legal	1,513	5,825
Prepaid trade show expense	9,304	5,054
Prepaid other	2,354	3,912
Total Prepaid Expenses	$38,762	$43,314

Note 5: Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Computer equipment	$31,345	$31,345
Furniture and fixtures	42,787	36,278
Office equipment	10,320	10,320
Subtotal	84,452	77,943
Less: Accumulated depreciation	(52,918)	(45,627)
Property and Equipment, net	$31,534	$32,316

Depreciation expense was $7,291 and $7,873 for the six months ended June 30, 2010 and 2009, respectively.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 6: Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Wages and related costs	$66,676	$78,141
Accrued expenses and taxes	38,076	39,857
Total Accrued Expenses and Taxes	$104,752	$117,998

Note 7: Long – term Debt

Long - term debt consists of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Note payable to commercial bank	$1,183,598	$1,194,634
Notes payable asset acquisition	98,477
	1,282,075	1,194,634
Less: Current portion	(107,059)	(22,242)
Total Long – term debt	$1,175,016	$1,172,392

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

In connection with the Asset Purchase Agreement executed on April 15, 2010, (see Note 18), the Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.

Maturities of the Company’s long-term debt as of June 30, 2010 are as follows:

2010	$107,059
2011	39,099
2012	26,726
2013	28,773
2014	30,976
Thereafter	1,049,442
Total Long – term Debt	$1,282,075

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 7: Long – term Debt (continued)

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

Note 8: Notes Payable - Related Party

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $13,498 and $19,038 for the six months ended June 30, 2010 and 2009 respectively.

Note 9: Commitments and Contingencies

Operating Lease Obligation

The Company sub-leases its offices from the LLC, a related party.  The lease expires August 31, 2010 and has an option for two six year renewals.  As of June 30, 2010, the monthly minimum rental payment is $18,565 and rent increases 3% every year on September 1st.  Rent expense was $84,824 and $108,014 for the six months ended June 30, 2010 and 2009 respectively. Effective April 1, 2010 the LLC agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  Rent to be paid under this lease agreement including the first six year renewal option is summarized as follows:

Twelve months ended June 30, 2011	$210,022
2012	235,466
2013	242,530
2014	249,806
2015	257,300
Thereafter	309,404
Total Lease Obligation	$1,504,528

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 9: Commitments and Contingencies (continued)

Sherron Associates, Inc. – A judgment was issued in Washington State against the Company’s CEO and others in a manner unrelated to the Company in 1998.  Sherron Associates, Inc., a Washington company, (“Sherron”) claimed to be the assignee of the judgment and disguised through a non-existent company it alleged to control, sued Mr. Saucier and various predecessor companies in the Superior Court of the State of Washington for the County of King in 2005.  In 2008 the case was dismissed with prejudice and the defendants were awarded their legal costs.  Later in 2008, Sherron filed suit against the Company claiming Sherron is assignee of the judgment and further claiming the Company is the alter-ego of its CEO and therefore responsible for payment of the judgment.  The Company claims, among other defenses, that the judgment is invalid and even if it were valid, Sherron lacks standing in the matter because it is not the assignee.  Separately, the Company’s CEO filed a motion in the Superior Court of the State of Washington for the County of Spokane seeking to quash the underlying judgment.  The Court granted the motion and ruled the judgment vacated nunc pro tunc.  Sherron filed a motion for reconsideration, which the Court denied and affirmed its previous decision in favor of the Company’s CEO.  Subsequently, Sherron filed an appeal to the Court of Appeals of the State of Washington, Division III and the appellate court reversed the Superior Court’s ruling.  The Company and its CEO believe the reversal improper and contrary to law and intend to continue to vigorously defend the case and seek all legal remedies available to them.

Also in 2008, Sherron filed suit against the Company in Nevada attempting to execute the judgment against certain intellectual property of the Company, claiming the property belongs personally to the Company’s CEO.

We deny any liability or wrongdoing in the Sherron litigation.  We believe that the above claims and litigation are without merit and intend to vigorously defend any case brought against us.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

The Company paid legal fees directly to the law firm retained by its CEO.  The law firm was employed in 2009 and 2010 for the express purpose of defending the Sherron litigation described above.  In 2009, the CEO’s attorneys were successful in vacating the judgment which is the subject of the Sherron litigation.  The Company believes this strategy to vacate the underlying judgment to be a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to the Company.  The Company has also agreed to continue to be responsible for these legal fees during any and all appeal processes.  Total fees from this law firm charged to expense were $12,797 for the six months ended June 30, 2010.  The Company anticipates its legal fees pertaining to the Sherron litigation to increase in subsequent quarters until the matter has reached a final conclusion.

The Company and its CEO have jointly filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce a judgment.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 10: Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of June 30, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $38,712 and $23,935, respectively.

Note 11: Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2010 and December 31, 2009. There were 34,524,758 common shares and -0- preferred shares issued and outstanding at June 30, 2010.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 12: Related Party Transactions

The Company sub-leases its office space from the LLC, a related party, for $18,565 per month.  As mentioned in Note 9 the LLC agreed to temporarily reduce the monthly rent, effective April 1, 2010, to $9,283.  The reduction will continue until August 31, 2010.

The Company has agreed to pay the legal expenses incurred by its President’s attorneys pertaining to its defense in the Sherron litigation, (Please see Note 9). Total fees from this law firm charged to expense were $12,797 and $0 for the six months ended June 30, 2010 and 2009 respectively.

Note 13: Other Income (Expenses)

Other income (expenses) of the Company consists of the following at June 30, 2010 and 2009:

	2010	2009
Interest income	$13,484	$14,932
Interest expense	(59,770)	(68,444)
Total Other Income (Expenses)	$(46,286)	$(53,512)

Note 14: Income Taxes

For the six months ended June 30, 2010 and year ended December 31, 2009, the Company incurred a net loss and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $1,035,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,135,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $153,000 that can be used in the future to offset federal income tax owed.

The Company periodically reviews the need for a valuation allowance against deferred tax assets based upon earnings history and trends.  The Company believes that the valuation allowances provided are appropriate

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$378,700	$351,900
Valuation allowance	(378,700)	(351,900)
Net Deferred Tax Asset	$-	$-

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Additionally, during the year ended December 31, 2009, the Company sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of June 30, 2010 and December 31, 2009, $16,637 and $25,967 was still outstanding and has been recorded as a stock subscription receivable.

On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  During the six months ended June 30, 2010 the Company issued 40,000 shares of common stock in settlement of accounts payable.

Note 16: Stock Warrants and Options

During the six months ended June 30, 2010, the Company issued 92,500 stock warrants to a board member. The warrants were valued at the fair market value of the services performed which resulted in an expense of $8,000 for the six months ended June 30, 2010.  As indicated in Note 15 the Company issued 714,286 warrants in connection with the sale of common stock.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

Note 17: Bankruptcy confirmation and reverse merger – adoption of “fresh start” accounting (continued)

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

Note 18: Asset Acquisition

On April 15, 2010 the Company executed an Asset Purchase Agreement (”Agreement”) with T&P Gaming, Inc., and its majority owners (“Sellers”) whereby the Company acquired the client installation base, intellectual

Property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game.

The purchase price of $216,000 was allocated as follows:

Description	Amount
Client installation base	$115,200
Patent	10,800
Trademark	13,000
Territorial license	77,000
Total	$216,000

The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.  Additionally, the Company agreed to transfer to the Sellers $90,000 worth of the Company’s common stock once certain obligations, as defined in the Agreement, are completed by the Sellers.

The Agreement also has a bonus performance provision, whereby the Company will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.

Note 19: Subsequent Events

On July 1, 2010 the Company commenced its Inter-Casino Jackpot Network program in Washington State as a result of authorization received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 21, 2010 when a staff member of the Commission instructed the Company to discontinue this program until an alternate program was submitted and approved.  Subsequently, the Company has submitted two alternative proposals to the Commission for their approval.  Until an alternative is approved, the Company may not operate its program in Washington.  The Company expects one of its alternative programs to be approved.  The Company is also seeking to commence this program in other jurisdictions.

The Company has analyzed its operations subsequent to June 30, 2010 through August 9, 2010, the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

Item 2.     Management’s Discussion and Analysis and Plan of Operation

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

Company Overview and Plan of Operation

We are engaged in the business of developing proprietary casino table games. We receive fees in the form of recurring revenues for our content and services we provide to land-based, riverboat and cruise ship casinos in the United States and internationally.  Currently, we have an installed base of our products on over 1,750 gaming tables.  Casinos use our content and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  Our revenues are primarily derived from “Proprietary Table Games”.  We have also developed  an advanced table game platforms known as the “Bonus Jackpot System.”   The Bonus Jackpot System serves  as a vehicle to deploy additional Proprietary Table Games and provide us with added revenue streams via performance payments. We are also seeking to increase our revenues through interconnected systems related to gaming operations which we refer to as the Inter Casino Jackpot network.

Proprietary Table Games.

We develop and deliver proprietary titles that enhance our casino clients’ table game operations.  Our Games are grouped into two product types which include ”Premium Games” as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games, also known as “Side Bets”.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.

Our premium games are known as Emperor’s Challenge Pai Gow Poker, Texas Shootout, Triple Attack Blackjack, Three Card Split and our newest game, Deuces Wild, a variation of the game Deuces Wild Hold’em Fold’em.  On April 15, 2010, the Company executed an Asset Purchase Agreement with T&P Gaming, Inc., and its majority owners whereby the Company acquired the client installation base, intellectual property and related inventory associated with Deuces Wild Hold’em Fold’em.  The acquisition price was $216,000. The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.  Additionally, the Company agreed to transfer to the Sellers $90,000 worth of the Company’s common stock once certain obligations, as defined in the Agreement, are completed by the Sellers. The transaction was not accounted for as a business combination as the purchase price, pretax income and assets acquired tests did not exceed the 20% requirement.

Our side bets are known as Lucky Ladies, Suited Royals, Super Pairs, Lucky 8 Baccarat, 21 Magic, Bust Bonus, Emperor’s Treasure, Triple Match, Pai Gow Insurance and Four Card Bonus.

Bonus Jackpot System

We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems.  Early in its design, we decided to not simply emulate the standard progressive jackpot system, but instead to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games.  We have committed a significant portion of our revenues to the research and development of this system.  We have planned the development of our Bonus Jackpot System for at least the next several years and have labeled each major release after the name of a known galaxy.  Our first version, known as the “Milky Way Series” was first installed into a casino in March, 2009.  Early in 2010, we developed our “Andromeda Series” and have completed what we refer to as Andromeda Stage I and Andromeda Stage II.  Both Andromeda Series have been submitted to various gaming regulators for approval.  The Bonus Jackpot System allows us to place additional Proprietary Table Games and thereby increase our recurring revenues through performance payments.   As such our strategy when deploying the Bonus Jackpot System is to seek reimbursement of our costs to build the system.

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Build our recurring revenue base.

Our products generate additional profit for our clients yet require an insignificant capital expenditure.  Accordingly, we have demonstrated a 18% increase in recurring revenues compared to the same quarter last year.  We expect continued growth in our recurring revenues through the development and/or acquisition of new products and game content.  In February 2010 the Company announced the release of a new casino table game called Triple Attack Blackjack(TM).  The game is a variation of the standard game of blackjack, but offers the player new strategic options, while still conforming to basic blackjack fundamentals.

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

Enhance Our Portfolio of Games through the Bonus Jackpot System

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

We continue to develop our Bonus Jackpot System.  Beginning with our inaugural “Milky Way Series,” we have since developed what we call the “Andromeda Series” which is currently planned for installation in 2010.  We have also commenced engineering of the Bonus Jackpot System’s next major release called the “Triangulum Series” which is currently scheduled for release in 2011.  We intend to modify and adapt all of our Premium Games to benefit from the Bonus Jackpot System.  Additionally, we expect that all of our new Premium Game titles will include the Bonus Jackpot System component.

We expect each of these products to generate additional recurring revenues for us in 2010 and beyond.

Inter-Casino Jackpot Network

We have identified an opportunity to offer gambling promotions and the financing of gambling promotions to our casino clients which in turn they would offer to their customers.  Our planned Inter-Casino Jackpot Network, formerly known as the Manufacturer’s Gambling Promotion, is designed to assist casino operators with the ability to offer increased incentives and promotions, including but not limited to substantial life-altering cash jackpots, which in turn, can potentially attract additional customers to their establishment.  Competition among casinos is intense and although many casino operators can (and do) provide numerous promotions, most are either financially restrained from offering larger, more lucrative prizes and promotions or concerned about the effect the award of a large prize can have on the casino’s bottom line for the reporting period.

We intend to collect a fee from the casino based upon their player’s participation in the gambling promotion.  The purpose of these gambling promotions is to stimulate play thereby increasing the profitability for the casino and for us.  We expect the offering of our gambling promotion plan will commence and add revenues for us in 2010.

On July 1, 2010 the Company commenced its Inter-Casino Jackpot Network program in Washington State as a result of authorization received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Commission instructed the Company to discontinue this program until an alternate program was submitted and approved.  Subsequently, the Company has submitted two alternative proposals to the Commission for their approval.  Until an alternative is approved, the Company may not operate its program in Washington.  The Company expects one of its alternative programs to be approved.  The Company is also seeking to commence this program in other jurisdictions.

Maintain Profitability

Although we seek to take advantage of the current high demand of our products and in the process, rapidly expand our recurring revenues, our goal is to maintain profitability and closely guard our cash flow.  Our plan is to monitor and adjust our expenses accordingly in order to meet these important objectives.

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

Sources of Revenue

We primarily derive our revenue from the licensing of our products and intellectual property.  Consistent with our strategy, we generate revenue from negotiated recurring licensing fees for our table game content and the performance of our electronic table game platform. We also receive a one-time sale or reimbursement of our manufactured equipment.  When we license a table game without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When we license a table game with electronic enhancements, such as our Bonus Jackpot System, we generally sell the associated products, negotiate a month-to-month license fee for the game content, and collect an additional recurring fee associated with the performance of our system such as a fee per each wager placed.

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

Results of Operations for the Three Months Ended June 30, 2010

For the three months ended June 30, 2010 our continuing operations generated gross revenues of $735,569, an increase of 9% from gross revenues of $674,490 for the three months ended June 30, 2009.  The increase in revenue was driven by increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform offset by a decline in sale or reimbursement of our manufactured equipment.   The decrease in our installations of our Bonus Jackpot System resulted in a decrease of cost of goods sold from $64,440 in the prior quarter to $10,768 for the current quarter.  Selling, general and administrative expenses for the quarter were $613,176, an increase of 3% over the second quarter 2009 selling, general and administrative expenses of $597,557.  The increase was primarily due to increased payroll in sales and finance, and outside services offset by a decrease in legal fees and rent.  Research and development expenses for the quarter were $66,873, an increase of 65% over the second quarter 2009 research and development expenses of $40,482.  The increase was primarily due to increased payroll as the result of adding personnel to the department. Other expenses decreased from $26,988 in 2009 to $23,994 in 2010 due to decreased interest expense.

Net income from continuing operations for the three months ended June 30, 2010 was $20,758, compared to a loss from continuing operations of $54,977 for the three months ended June 30, 2009.

For the six months ended June 30, 2010 our continuing operations generated gross revenues of $1,489,596, an increase of 16% from gross revenues of $1,283,199 for the six months ended June 30, 2009.  The increase in revenue was driven by increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform offset by a decline in sale or reimbursement of our manufactured equipment.   The decrease in our installations of our Bonus Jackpot System resulted in a decrease of cost of goods sold from $88,252 in the prior six months to $58,860 for the year.  Selling, general and administrative expenses for the six months were $1,308,420, an increase of 11% over the prior year selling, general and administrative expenses of $1,182,589.  The increase was primarily due to increased payroll in sales and finance, marketing and outside services offset by a decrease in legal fees.  Research and development expenses for the six months were $154,780, an increase of 90% over the prior year research and development expenses of $81,538.  The increase was due to increased payroll as the result of adding personnel to the department. Other expenses decreased from $53,512 in 2009 to $46,286 in 2010 due to decreased interest expense.

Net loss from continuing operations for the six months ended June 30, 2010 was $78,750, compared to a loss from continuing operations of $122,692 for the six months ended June 30, 2009.

During the quarter ended June 30, 2009 we experienced a net loss from discontinued operations in the amount of $99,950.  This transaction represented a disposal of a real estate investment related to the former business of Secured Diversified Investment, Ltd. that remained after the confirmation of the Chapter 11 plan of reorganization of SDI.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $1,208,953 and total assets in the amount of $2,117,676. Our total current liabilities as of June 30, 2010 were $966,747.  Our working capital increased from a deficit of $22,942 at December 31, 2009 to $242,206 at June 30, 2010.  The increase in working capital was due to an increase in cash and inventory and a reduction in accounts payable.

At June 30, 2010 we do not have any available third-party lines or letters of credit.  Furthermore we do not have any written or oral commitments from officers or shareholders to provide the Company with loans or advances to support our operations or fund potential acquisitions.

Galaxy’s operating activities used $184,700 in cash for the six months ended June 30, 2010 compared to $190,607 of cash used for the six months ended June 30, 2009.  The primary components of our negative operating cash flow for the six months ended June 30, 2010 were our net loss of $78,750, increases in inventory of $41,873 and a decrease in accounts payable of $101,375 offset by non cash charges consisting of depreciation and amortization expenses, $17,210; provision for bad debts, $18,000; and share based compensation, $8,000.

Cash flows generated by investing activities for the six months ended June 30, 2010 were $5,116, consisting of $6,509 in acquisition of property and equipment, increases in other assets of $14,481 offset by $26,106 in payments received on a note receivable.  Cash generated by financing activities during the six months ended June 30, 2010 were $349,647 consisting of proceeds from the sale of common stock; in the amount of $500,000, payments received on stock subscription receivable totaling $9,330 offset by $121,124 in payments on notes payable-related party and $38,559 in payments on notes payable.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our former Interim Chief Financial Officer, Robert Saucier.  Based upon that evaluation, our Chief Executive Officer and former Interim Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2010.

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

Galaxy Gaming, Inc

Date:	August 9, 2010

By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer and Director

Galaxy Gaming, Inc

Date:	August 9, 2010

By: /s/ Andrew Zimmerman Andrew Zimmerman Chief Financial Officer, Treasurer and Secretary