Form 10-Q
period 2010-09-30
Galaxy Gaming, Inc.
filed 2010-11-10
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,974,758 common shares as November 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009;

F-2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) as of September 30, 2010 (unaudited);

F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and, 2009 (unaudited);

F-5 – F-16	Notes to Financial Statements;

GALAXY GAMING, INC.
BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$537,929	$408,839
Accounts receivable - trade, net	330,189	372,560
Miscellaneous receivables	15,695	7,606
Prepaid expenses	41,865	43,314
Inventory	202,600	123,671
Note receivable - current portion	14,945	53,004
Total Current Assets	1,143,223	1,008,994

Property and Equipment, net	35,464	32,316

Other Assets
Intellectual property, net	121,593	126,879
Intangible assets	353,194	150,000
Note receivable - long term	409,343	407,472
Other	18,113	-
Total Other Assets	902,243	684,351

TOTAL ASSETS	$2,080,930	$1,725,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$179,202	$309,348
Accrued expenses and taxes	116,168	117,998
Accrued interest – related party	23,505	16,420
Deferred revenue	221,993	208,729
Notes payable - related party	167,824	357,199
Note payable - current portion	101,458	22,242
Total Current Liabilities	810,150	1,031,936

Long-term Debt
Note payable	1,154,657	1,172,392

TOTAL LIABILITIES	1,964,807	2,204,328

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	34,974	33,056
Additional paid in capital	1,237,728	944,774
Stock warrants	140,632	147,504
Stock subscription receivable	(13,929)	(25,967)
Accumulated deficit	(1,613,282)	(1,578,034)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	116,123	(478,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,080,930	$1,725,661

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Gross Revenues	$782,137	$782,493	$2,271,733	$2,065,691

Costs of Ancillary Products and Assembled Components	29,731	91,158	88,591	179,410
Selling, general and administrative	616,573	618,908	1,924,993	1,803,489
Research and development	70,624	62,957	225,404	142,730
Total costs and expenses	716,928	773,023	2,238,988	2,125,629

Net Operating Income (Loss)	65,209	9,470	32,745	(59,938)

Other Income (Expense)	(21,707)	(41,204)	(67,993)	(94,488)

Net Income (Loss) before Income Taxes	43,502	(31,734)	(35,248)	(154,426)

Provision for Income Taxes	-	-	-	-

Net Income (Loss) from Continuing Operations	$43,502	$(31,734)	$(35,248)	$(154,426)

Loss from Discontinued Operations		-		(99,950)

Net Income (Loss)	$43,502	$(31,734)	$(35,248)	$(254,376)

Weighted average number of
shares outstanding
Basic	34,749,758	30,559,269	33,875,472	30,029,894
Fully Diluted	36,500,476	31,381,144	35,269,044	30,264,269

Net Income (Loss) per Share
From Operations	$0.00	$(0.00)	$(0.00)	$(0.01)
From Discontinued Operations	$-	$(0.00)	$-	$(0.00)
Fully Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF SEPTEMBER 30, 2010

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Beginning balance, January 1, 2009	10,000,000	$10,000	$125	$-	$-	$(1,130,323)	$(1,120,198)

Cancellation of old shares	(10,000,000)	(10,000)	10,000	-	-	-	-

Issuance of new shares upon confirmation of reorganization plan	29,000,006	29,000	71,000	-	-	-	100,000

Shares issued upon conversion of notes payable	1,042,989	1,043	237,523	-	-	-	238,566

Shares issued for services	1,101,583	1,101	66,132	-	-	-	67,233

Shares issued for payment of accounts payable	100,000	100	39,900	-	-	-	40,000

Share issued under private placement financing	1,722,858	1,723	601,277	-	-	-	603,000

Shares retired through transfer of property to former employee	(50,000)	(50)	-	-	-	-	(50)

Other shares issued post-confirmation	138,750	139	55,362	-	(25,967)	-	29,534

Share based compensation expense	-	-	10,959	-	-	-	10,959

Issuance of stock warrants	-	-	(147,504)	147,504	-	-	-

Net loss from continuing operations	-	-	-	-	-	(347,761)	(347,761)

Net loss from discontinued operations	-	-	-	-	-	(99,950)	(99,950)

Balance, December 31, 2009	33,056,186	33,056	944,774	147,504	(25,967)	(1,578,034)	(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	-	-	-	16,000

Share based compensation expense	-	-	12,000	-	-	-	12,000

Payments received on stock subscription receivable	-	-	-	-	12,038	-	12,038

Share issued under private placement financing	1,428,572	1,428	498,572	-	-	-	500,000

Issuance of stock warrants	-	-	(323,128)	323,128	-	-	-

Shares issued in connection with asset acquisition	450,000	450	89,550	-	-	-	90,000

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(35,248)	(35,248)

Balance, September 30, 2010	34,974,758	$34,974	$1,237,728	$470,632	$(13,929)	$(1,613,282)	$116,123

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	2010	2009
Cash Flows from Operating Activities:
Net loss from operations for the period	$(35,248)	$(154,426)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	9,420	11,969
Amortization expense	18,092	5,278
Provision for bad debts	27,000	22,760
Share-based compensation	12,000	-
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	15,371	(252,875)
(Increase) in miscellaneous receivable	(8,089)	-
(Increase) decrease in prepaid expenses	1,449	(160,691)
(Increase) in Inventory	(78,929)	(87,700)
Increase (decrease) in accounts payable	(114,146)	229,497
Increase (decrease) in accrued expenses and taxes	(1,830)	(141,892)
Increase in accrued interest – related party	7,085	100
Increase in deferred revenue	13,264	7,013
Net Cash Used in Operating Activities	(134,561)	(520,967)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(12,568)	(22,596)
Increase in other assets	(18,113)	-
Purchase of intangible assets	-	-
Payments received on note receivable	36,188	30,483
Net Cash Provide by Investing Activities	5,507	7,887

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	200,000
Payments on notes payable – related party	(189,375)	-
Collection of stock subscription receivable	12,038	-
Payments on note payable	(64,519)	(15,292)
Proceeds from issuance of common stock	500,000	311,850
Net Cash Provided by Financing Activities	258,144	496,558

Net Increase (Decrease) in Cash and Cash Equivalents	129,090	(16,522)
Cash and Cash Equivalents – Beginning of Period	408,839	25,885
Cash and Cash Equivalents – End of Period	$537,929	$9,363

Supplemental Cash Flow Information:
Cash paid for interest	$55,454	$107,731
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Conversion of notes payable to equity	$-	$150,000
Disposal of real estate investment for common stock	$-	$99,950
Common stock issued for payment of accounts payable	$16,000	-
Intangible assets acquired through: Issuance of note payable	$126,000	$-
Stock issuance	$90,000	$-
	$216,000	$-

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

Note 2: Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2010 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Inventory
Inventory consists of products designed to enhance table games, such as signs, layouts, bases for the different signs and electronic devices to support our enhanced bonus platforms. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes.  The Company does not allocate overhead to inventory as such costs are not significant.

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

These intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives of twenty years.  The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These assets were transferred at cost.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2: Significant Accounting Policies (continued)

Intangible Assets (continued)
The client installation base and intellectual property have finite lives and are being amortized using the straight-line method over the following economic useful lives:

Client installation base                                                      Sixty months
Patent                                           Eighty seven months
Trademark                                           One hundred forty four months

The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  The territorial license has an infinite life.

Revenue Recognition
Revenue is primarily derived from the licensing of products and intellectual property.  Consistent with the Company’s strategy, revenue is generated from negotiated recurring licensing fees for table game content and the performance of the electronic table game platform. The Company also receives a one-time sale or reimbursement of the manufactured equipment.  When a table game is licensed without electronic enhancements, the Company generally sells the associated products and negotiates a month-to-month license fee for the game content.  When a table game is licensed with electronic enhancements, such as the Bonus Jackpot System, the Company generally sells the associated products, negotiates a month-to-month license fee for the game content, and collects an additional recurring fee associated with the performance of the system such as a fee per each wager placed.

The Company also sought to increase its revenues through interconnected systems related to gaming operations which was referred to as the Inter Casino Jackpot network. In connection with the program the Company would collect a fee from the casino based upon their player’s participation in the gambling promotion.  The purpose of these gambling promotions was to stimulate play thereby increasing the profitability for the casino and for us.  On July 1, 2010 the Company commenced its Inter-Casino Jackpot Network program in Washington State as a result of authorization received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Commission instructed the Company to discontinue this program until an alternate program was submitted and approved.  Subsequently, the Company has submitted two alternative proposals to the Commission for their approval.  Until an alternative is approved, the Company may not operate its program in Washington.

Substantially all revenue is recognized when it is earned. Clients are typically invoiced one month in advance for content fees and the advance billings are carried as deferred revenue on the balance sheet.  Additionally, clients may be invoiced at the time of shipment or delivery of product sales and invoiced in arrears for performance-based items.  The monthly recurring invoices are based on executed agreements with each client.  Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms and Inter Casino Jackpot network was $2,191,971 and $1,846,342 for the nine months ended September 30, 2010 and 2009 respectively.  Revenue from reimbursement from the sale of product was $ 79,762 and $219,349 for the nine months ended September 30, 2010 and 2009 respectively.

Revenue as reimbursement from the sale of our associated products is recognized when the following criteria are met:
•	Persuasive evidence of an arrangement between us and our client exists.
•	Shipment has occurred.
•	The price is fixed and or determinable; and
•	Collectability is reasonably assured or probable

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2: Significant Accounting Policies (continued)

The software included in the Bonus Jackpot System serves to assist in the count of the number of wages; essentially the software is incidental to the operation of the system.  As such the Company does not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is sold.  Furthermore, the Company does not market the software separately from the equipment.

Costs of Ancillary Products and Assembled Components
Costs of Ancillary Products and Assembled Components include pay tables, layouts and signage as it relates to a specific proprietary game that our client may elect to purchase in connection with the use of our game and the cost of the assembled components of the Bonus Jackpot System.

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

Note 3: Note Receivable

The note receivable at September 30, 2010 and December 31, 2009 was as follows:

	2010	2009
Note receivable	$424,288	$460,476
Less: current portion	(14,945)	(53,004)
Long-term Note Receivable	$409,343	$407,472

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 3: Note Receivable (continued)

The Company acquired, with an asset purchase agreement from the LLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017.  Interest income associated with this note receivable was $19,931 and $20,691 for the nine months ended September 30, 2010 and 2009 respectively. The terms of the note were amended in September 2010 whereby (1) the monthly principal and interest payment was reduced to $3,332; (2) the unpaid principal and interest is due August 2015 and (3) the note will be collaterized by a second deed of trust on real property.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At September 30, 2010 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of September 30, 2010 and December 31, 2009:

	2010	2009
Prepaid marketing agreement	$-	$24,750
Prepaid IT system	11,961	3,326
Prepaid insurance	223	447
Prepaid legal	5,000	5,825
Prepaid trade show expense	5,054	5,054
Prepaid property taxes	3,718	-
Deposits	11,821	-
Prepaid other	4,088	3,912
Total Prepaid Expenses	$41,865	$43,314

Note 5: Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Computer equipment	$37,403	$31,345
Furniture and fixtures	42,788	36,278
Office equipment	10,320	10,320
Subtotal	90,511	77,943
Less: Accumulated depreciation	(55,047)	(45,627)
Property and Equipment, net	$35,464	$32,316

Depreciation expense was $9,420 and $11,969 for the nine months ended September 30, 2010 and 2009, respectively.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 6: Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Wages and related costs	$74,473	$78,141
Accrued expenses and taxes	41,695	39,857
Total Accrued Expenses and Taxes	$116,168	$117,998

Note 7: Long – term Debt

Long - term debt consists of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Note payable to commercial bank	$1,178,165	$1,194,634
Notes payable asset acquisition	77,950	-
	1,256,115	1,194,634
Less: Current portion	(101,458)	(22,242)
Total Long – term debt	$1,154,657	$1,172,392

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

Maturities of the Company’s long-term debt as of September 30, 2010 are as follows:

September 30, 2010	$101,458
2011	25,068
2012	27,228
2013	29,313
2014	31,558
Thereafter	1,041,490
Total Long – term Debt	$1,256,115

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 8: Notes Payable - Related Party

The Company received working capital loans from the LLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $18,287 and $30,098 for the nine months ended September 30, 2010 and 2009 respectively.

Note 9: Commitments and Contingencies

Operating Lease Obligation

The Company formerly sub-leased its offices from the LLC, a related party.  The initial term of the lease expired August 31, 2010 and there was an option for two six year renewals.  Under the terms of the lease agreement the monthly minimum rental payment was $18,565 and rent increased 3% every year on September 1st.  Effective April 1, 2010 the LLC agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  On September 1, a new lease was entered into for a period of three years with a monthly rental payment of $10,359.  The landlord is Abyss Group, LLC, which was formerly the company that leased the building to the LLC.  Members of Abyss Group, LLC are related to the Company’s CEO.  Rent expense was $111,395 and $162,766 for the nine months ended September 30, 2010 and 2009 respectively.

Rent to be paid under the lease agreement is summarized as follows:

Twelve months ended September 30, 2011	$124,308
2012	124,308
2013	113,949
Total Lease Obligation	$362,565

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 9: Commitments and Contingencies (continued)

The Court granted the motion and ruled the judgment vacated nunc pro tunc.  Sherron filed a motion for reconsideration, which the Court denied and affirmed its previous decision in favor of the Company’s CEO.  Subsequently, Sherron filed an appeal to the Court of Appeals of the State of Washington, Division III and the appellate court reversed the Superior Court’s ruling.  The Company and its CEO believe the reversal improper and contrary to law and intends to continue to vigorously defend the case and seek all legal remedies available to them, including but not limited to, filing a Petition for Review with the Supreme Court of the State of Washington.

Also in 2008, Sherron filed suit against the Company in Nevada attempting to execute the judgment against certain intellectual property of the Company, claiming the property belongs personally to the Company’s CEO.  This case and the previously mentioned King County case are stayed pending the final outcome of the Spokane County action.

We deny any liability or wrongdoing in the Sherron litigation.  We believe that the above claims and litigation are without merit and intend to vigorously defend any case brought against us.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

The Company paid legal fees directly to the law firm retained by its CEO.  The law firm was employed in 2009 and 2010 for the express purpose of defending the Sherron litigation described above.  In 2009, the CEO’s attorneys were successful in vacating the judgment which is the subject of the Sherron litigation.  The Company believes this strategy to vacate the underlying judgment to be a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to the Company.  The Company has also agreed to continue to be responsible for these legal fees during any and all appeal processes.  Total fees from this law firm charged to expense were $25,050 for the nine months ended September 30, 2010.  The Company anticipates its legal fees pertaining to the Sherron litigation to increase in subsequent quarters until the matter has reached a final conclusion.

The Company and its CEO have jointly filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce a judgment.  This case is likewise stayed pending the final outcome of the Spokane County action.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 10: Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of September 30, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $42,561 and $23,935, respectively.

Note 11: Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2010 and December 31, 2009. There were 34,974,758 common shares and -0- preferred shares issued and outstanding at September 30, 2010.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 12: Related Party Transactions

The Company formerly sub-leased its office space from the LLC, a related party.  Effective September 1, 2010 the lease was renegotiated with Abyss Group, LLC, a related party for a period of three years with a monthly rental payment of $10,359.  See Note 9.

The Company has agreed to pay the legal expenses incurred by its CEO’s attorneys pertaining to its defense in the Sherron litigation, (Please see Note 9).  Total fees from this law firm charged to expense were $25,050 and $0 for the nine months ended September 30, 2010 and 2009 respectively.

Note 13: Other Income (Expenses)

Other income (expenses) of the Company consists of the following for the nine months ended September 30, 2010 and 2009:

	2010	2009
Interest income	$19,992	$20,690
Interest expense	(87,985)	(115,178)
Total Other Income (Expenses)	$(67,993)	$(94,488)

Note 14: Income Taxes

For the nine months ended September 30, 2010 and year ended December 31, 2009, the Company incurred a net loss and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $1,035,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,069,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $168,000 that can be used in the future to offset federal income tax owed.

The Company periodically reviews the need for a valuation allowance against deferred tax assets based upon earnings history and trends.  The Company believes that the valuation allowances provided are appropriate

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$363,500	$351,900
Valuation allowance	(363,500)	(351,900)
Net Deferred Tax Asset	$-	$-

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009 the Company issued 1,101,583 shares of stock for services to be performed in non-cash transactions pursuant to various service agreements.  The cost of the service is being expensed over the term of the respective service agreement.   The Company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest of $8,600, were converted to equity resulting in the issuance of 1,042,989 common shares.  The Company disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations during the quarter ended September 30, 2009

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures (continued)

Additionally, during the year ended December 31, 2009, the Company sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of September 30, 2010 and December 31, 2009, $13,929 and $25,967 was still outstanding and has been recorded as a stock subscription receivable.

On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  During the nine months ended September 30, 2010 the Company issued 40,000 shares of common stock in settlement of accounts payable.

In connection with an asset acquisition, the Company issued 450,000 shares of common stock during the quarter ended September 30, 2010.  See Note 18.

Note 16: Stock Warrants and Options

During the nine months ended September 30, 2010, the Company issued 138,750 stock warrants to a board member. The warrants were valued at the fair market value of the services performed which resulted in an expense of $12,000 for the nine months ended September 30, 2010.  As indicated in Note 15 the Company issued 714,286 warrants in connection with the sale of common stock on April 1, 2010.  The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. The Company has estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 using the Black-Scholes option pricing model.

Key assumptions used by the Company are summarized as follows:

PPM and convertible notes
Expected volatility	165%
Expected dividend yield	0.00%
Risk-free rate over the estimated expected life of the warrants	1.63%
Expected term (in years)	3.0%

The warrants issued have been accounted for as an equity transaction.

Note 17: Bankruptcy confirmation and reverse merger – adoption of “fresh start” accounting

On February 10, 2009, Secured Diversified Investment, Ltd (“SDI”), a publicly held Nevada corporation, entered into a Share Exchange Agreement with the Company. In connection with the closing of the Share Exchange Agreement, SDI obtained 100% of the issued and outstanding shares of the Company, and the Company became a wholly-owned subsidiary (the “Share Exchange”).  Also pursuant to the terms of SDI's Bankruptcy Plan (“the Plan”), all of SDI’s outstanding debt obligations (other than administrative expenses related to chapter 11 case) have been discharged in exchange for its issuance of new common stock on a pro rata basis to its creditors.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.  Additionally, the Company agreed to transfer to the Sellers $90,000 worth of the Company’s common stock at such time the Sellers assigned the valid and fully enforceable patent to the Company.  Such assignment was completed and 450,000 shares of the Company’s common stock were issued during the quarter ended September 30, 2010.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 18: Asset Acquisition (continued)

The Agreement also has a bonus performance provision, whereby the Company will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.  No performance bonuses have been paid during the nine months ended September 30, 2010.

Note 19: Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2010 through November 9, 2010, the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

Company Overview and Plan of Operation

We are engaged in the business of developing proprietary casino table games.  We receive fees in the form of recurring revenues for our content and services we provide to land-based, riverboat and cruise ship casinos in the United States and internationally.  Currently, we have an installed base of our products on over 1,780 gaming tables.  Casinos use our content and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  Our revenues are primarily derived from “Proprietary Table Games”.  We have also developed an advanced table game platforms known as the “Bonus Jackpot System.”   The Bonus Jackpot System serves as a vehicle to deploy additional Proprietary Table Games and provide us with added revenue streams via performance payments. We are also seeking to increase our revenues through interconnected systems related to gaming operations which we refer to as the Inter Casino Jackpot network.

Proprietary Table Games.

We develop and deliver proprietary titles that enhance our casino clients’ table game operations.  Our Games are grouped into two product types which include stand-alone proprietary ”Premium Games” as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games, also known as “Side Bets”.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.

Our premium games are known as Emperor’s Challenge Pai Gow Poker, Texas Shootout, Triple Attack Blackjack, Three Card Split and our newest game, Deuces Wild, a variation of the game Deuces Wild Hold’em Fold’em.  On April 15, 2010, the Company executed an Asset Purchase Agreement with T&P Gaming, Inc., and its majority owners whereby the Company acquired the client installation base, intellectual property and related inventory associated with Deuces Wild Hold’em Fold’em.  The acquisition price was $216,000.  The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.  Additionally, the Company agreed to transfer to the Sellers $90,000 worth of the Company’s common stock at such time the Sellers assigned the valid and fully enforceable patent to the Company.  Such assignment was completed and 450,000 shares of the Company’s common stock were issued during the quarter ended September 30, 2010.  The transaction was not accounted for as a business combination as the purchase price, pretax income and assets acquired tests did not exceed the 20% requirement.

Our side bets are known as Lucky Ladies, Suited Royals, Super Pairs, Lucky 8 Baccarat, 21 Magic, Bust Bonus, Emperor’s Treasure, Triple Match, Pai Gow Insurance, Bonus Blackjack and Four Card Bonus.

Internally, the Company tracks revenues by each of its proprietary casino games.  The Company does not internally track the cost associated with the revenue of each of its proprietary casino games since it would require subjective allocations of common costs.

Bonus Jackpot System

We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems.  Early in its design, we decided to not simply emulate the standard progressive jackpot system, but instead to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games.  We have committed a significant portion of our revenues to the research and development of this system.  We have planned the development of our Bonus Jackpot System for at least the next several years and have labeled each major release after the name of a known galaxy.  Our first version, known as the “Milky Way Series” was first installed into a casino in March, 2009.  Early in 2010, we developed our “Andromeda Series” and have completed what we refer to as Andromeda Stage I and Andromeda Stage II.  Both Andromeda Series have been submitted to various gaming regulators for approval.  In August 2010, Andromeda – Stage II was approved in Nevada.  In September 2010, Andromeda – Stage I was approved in Washington.  The Bonus Jackpot System allows us to place additional Proprietary Table Games and thereby increase our recurring revenues through performance payments.   As such our strategy when deploying the Bonus Jackpot System is to seek reimbursement of our costs to build the system. The Bonus Jackpot System is an additional mechanism for earning revenue relating to the placement of our proprietary table games.  When a Bonus Jackpot System is sold, we seek to be essentially reimbursed for the costs of the components and assembly of the system.  The Bonus Jackpot System is fundamentally a precursor to the revenue earning stream for our proprietary games.  Currently, all of the Bonus Jackpot System installed at our clients includes the Company’s proprietary table games.

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Build our Recurring Revenue Base.

Our products generate additional profit for our clients yet require an insignificant capital expenditure.  Accordingly, we have demonstrated a 19% increase in recurring revenues compared to the same quarter last year.  We expect continued growth in our recurring revenues through the development and/or acquisition of new products and game content.  In February 2010 the Company announced the release of a new casino table game called Triple Attack Blackjack(TM).  The game is a variation of the standard game of blackjack, but offers the player new strategic options, while still conforming to basic blackjack fundamentals.

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

Enhance Our Portfolio of Games through the Bonus Jackpot System

Competitor’s games such as Caribbean Stud and Let it Ride benefitted from electronic enhancements.  Previously, only our Bonus Blackjack game utilized electronics.  We set out to overcome this disadvantage and initiated the development of our Bonus Jackpot System in 2008.  In March 2009, we installed the first Bonus Jackpot System into a casino.  We receive a fee from casinos based upon the amount of wagers placed by their players via the Bonus Jackpot System.  We continue to develop our Bonus Jackpot System.  Beginning with our inaugural “Milky Way Series,” we have since developed what we call the “Andromeda Series” which we began installation in October, 2010.  We have also commenced engineering of the Bonus Jackpot System’s next major release called the “Triangulum Series” which is currently scheduled for release in 2011.  We intend to modify and adapt all of our Premium Games and many of our Side Bets to benefit from the Bonus Jackpot System.  Additionally, we expect that all of our new Premium Game titles will include the Bonus Jackpot System component.

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

On July 1, 2010 the Company commenced its Inter-Casino Jackpot Network program in Washington State as a result of authorization received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Commission instructed the Company to discontinue this program until an alternate program was submitted and approved.  Subsequently, the Company has submitted two alternative proposals to the Commission for their approval.  Until an alternative is approved, the Company may not operate its program in Washington.  The Company is in continuing discussions with officials of the Washington State Gambling Commission, seeking one of its alternative programs to be approved.  The Company is also seeking to commence this program in other jurisdictions.

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

Results of Operations for the Three Months Ended September 30, 2010

For the three months ended September 30, 2010 our continuing operations generated gross revenues of $782,137, compared to gross revenues of $782,493 for the three months ended September 30, 2009.  We experienced increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform and inter casino jackpot network offset by a decline in sale or reimbursement of our manufactured equipment.   The decrease in our installations of our Bonus Jackpot System resulted in a decrease of costs of ancillary products and assembled components from $91,158 in the prior quarter to $29,731 for the current quarter.  Selling, general and administrative expenses for the quarter were $616,573, compared to 2009 selling, general and administrative expenses of $618,908.  We experienced increases in regulatory costs associated with game and product approvals and applying for gaming licenses in new jurisdictions such as Pennsylvania offset by reductions in rent. Research and development expenses for the quarter were $70,624, an increase of 12% over the third quarter 2009 research and development expenses of $62,957.  The increase was primarily due to increased payroll and related benefits. Other expenses decreased from $41,204 in 2009 to $21,707 in 2010 due to decreased interest expense.

Net income from continuing operations for the three months ended September 30, 2010 was $43,502, compared to a loss from continuing operations of $31,734 for the three months ended September 30, 2009.

For the nine months ended September 30, 2010 our continuing operations generated gross revenues of $2,271,733, an increase of 10% from gross revenues of $2,065,691 for the nine months ended September 30, 2009.  The increase in revenue was driven by increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform offset by a decline in sale or reimbursement of our manufactured equipment.   The decrease in our installations of our Bonus Jackpot System resulted in a decrease of costs of ancillary products and assembled components from $179,410 in the prior nine months to $88,591 for the year.  Selling, general and administrative expenses for the nine months were $1,924,993, an increase of 7% over the prior year selling, general and administrative expenses of $1,803,489.  The increase was primarily due to increased payroll in sales and finance, and increases in regulatory costs associated with game and product approvals offset by a decrease in legal fees, rent and outside services.  Research and development expenses for the nine months were $225,404, an increase of 58% over the prior year research and development expenses of $142,730.  The increase was due to increased payroll as the result of adding personnel to the department. Other expenses decreased from $94,488 in 2009 to $67,993 in 2010 due to decreased interest expense.

Net loss from continuing operations for the nine months ended September 30, 2010 was $35,248, compared to a loss from continuing operations of $154,426 for the nine months ended September 30, 2009.

During the quarter ended June 30, 2009 we experienced a net loss from discontinued operations in the amount of $99,950.  This transaction represented a disposal of a real estate investment related to the former business of Secured Diversified Investment, Ltd. that remained after the confirmation of the Chapter 11 plan of reorganization of SDI.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $1,143,223 and total assets in the amount of $2,080,930. Our total current liabilities as of September 30, 2010 were $810,150.  Our working capital increased from a deficit of $22,942 at December 31, 2009 to $333,073 at September 30, 2010.  The increase in working capital was due to an increase in cash and inventory and a reduction in accounts payable and notes payable-related party..

At September 30, 2010 we do not have any available third-party lines or letters of credit.  Furthermore we do not have any written or oral commitments from officers or shareholders to provide the Company with loans or advances to support our operations or fund potential acquisitions.

Galaxy’s operating activities used $134,561 in cash for the nine months ended September 30, 2010 compared to $520,967 of cash used for the nine months ended September 30, 2009.  The primary components of our negative operating cash flow for the nine months ended September 30, 2010 were increases in inventory of $78,929 and a decrease in accounts payable of $114,126 offset by non cash charges consisting of depreciation and amortization expenses, $27,512; provision for bad debts, $27,000; and share based compensation, $12,000.

Cash flows generated by investing activities for the nine months ended September 30, 2010 were $5,507, consisting of $36,188 in payments received on a note receivable offset by $12,568 in acquisition of property and equipment, increases in other assets of $18,113.  Cash generated by financing activities during the nine months ended September 30, 2010 were $258,144 consisting of proceeds from the sale of common stock; in the amount of $500,000, payments received on stock subscription receivable totaling $12,038 offset by $189,375 in payments on notes payable-related party and $64,519 in payments on notes payable.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our former Interim Chief Financial Officer, Robert Saucier.  Based upon that evaluation, our Chief Executive Officer and former Interim Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2010.

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

Galaxy Gaming, Inc

Date:	November 9, 2010

By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer and Director

Galaxy Gaming, Inc

Date:	November 9, 2010

By: /s/ Andrew Zimmerman Andrew Zimmerman Chief Financial Officer, Treasurer and Secretary