Form 10-K
period 2010-12-31
Galaxy Gaming, Inc.
filed 2011-03-31
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  35,508,091 as of March 28, 2011.

PART I

Item 1.  Business

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refers to Galaxy Gaming, Inc.

History and Development of Galaxy Gaming

In 1997, Galaxy’s founder and President, Robert Saucier, was an investor in a small casino in Washington State.  The casino had ten table games, primarily Blackjack.  During his tenure at this casino, Mr. Saucier invented a side bet for the casino game of blackjack known as “Horseshoe Blackjack.”  The side bet became very popular and the casino’s winnings from the games increased significantly.  On October 7, 1997, Galaxy Gaming Corporation (“GGCORP”) was formed and Mr. Saucier exchanged all of his rights, title and interest in his invention for stock in the corporation.  Other Washington casinos recognized the popularity and profitability of this side bet and requested intellectual property licenses to offer the Horseshoe Blackjack side bet at their casinos.  GGCORP modified the invention, changed its name to “Lucky Ladies” and filed for a method patent, which was later granted.

In 2002, the business and assets of GGCORP was acquired by Galaxy Gaming, LLC (“GGLLC”).  Lucky Ladies remained GGLLC’s only product until late 2002, when it debuted a new casino poker game called “Texas Shootout.”  This game quickly became popular with casinos and their customers.  GGLLC increased its sales force and expanded distribution into new jurisdictions.  Subsequently, GGLLC grew methodically and intentionally by reinvesting earnings and introducing new products at a regular pace.  Galaxy Gaming, Inc. (“GGINC”) was formed in 2006 and in 2007, the assets and business operations of GGLLC were acquired by GGINC.  In February 2009, GGINC executed a reverse merger with Secured Diversified Investment, Ltd.  On September 1, 2009, the Company’s Board of Directors approved a merger with the SDI’s wholly-owned subsidiary, GGINC, pursuant to Nev. Rev. Stat. §92A.180 (“Short Form Merger”).  As part of the merger, the Board authorized a change in the name of the company formerly known as SDI to “Galaxy Gaming, Inc.”

Description of the Business

We are engaged in the business of developing proprietary casino table games and associated technology and systems for the gaming industry.  We receive fees in the form of recurring revenues for our intellectual property, technology and services we provide to land-based, riverboat and cruise ship casinos in the United States and internationally.   Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  Historically, our revenues are primarily derived from two product categories we classify as “Proprietary Table Games” and “Enhanced Table Systems”. The Enhanced Table Systems serves as a vehicle to deploy additional Proprietary Table Games and provide us with added revenue streams via performance payments. We are also seeking to increase our revenues through interconnected systems related to gaming operations which we refer to as the “Inter-Casino Jackpot System” and in February 2011, we entered the fully automated “e-Table Systems” business as a result of a business arrangement with TableMAX Corporation.

Proprietary Table Games.

We develop and deliver proprietary game titles that enhance our casino clients’ table game operations.  Our table games are grouped into two product types which include stand-alone proprietary ”Premium Games” as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games, also known as “Side Bets”.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.

Our proprietary table games are listed below.  Additional information regarding our games may be found on our web site, www.galaxygaming.com.  Information found on the web site should not be considered part of this report.

Side Bets.  Side Bets are typically used to enhance public domain games such as blackjack, baccarat and poker.  Our Side Bets include:
•	Lucky Ladies
•	Bonus Blackjack
•	Super Pairs
•	Suited Royals
•	Lucky 8 Baccarat
•	21 Magic
•	Bust Bonus
•	Emperor’s Treasure
•	Pai Gow Insurance
•	Quick Draw
•	Double Match
•	Triple Match

Premium Games. We currently offer several stand-alone premium Proprietary Table Games.  Typically these premium games generate more revenue per unit than the Side Bet games.  Our Premium Games include:
•	Texas Shootout
•	Emperor’s Challenge
•	Three Card Split
•	Deuces Wild
•	Triple Attack Blackjack
•	Player’s Edge 21
•	Kokomo Stud
•	Buffalo Blackjack Bonus

Internally, the Company tracks revenues by each of its proprietary casino games.  The Company does not internally track the cost associated with the revenue of each of its proprietary casino games since it would require subjective allocations of common costs

Enhanced Table Systems

In 2008 we began deployment of a research and development project to create an electronically enhanced table game platform known as the Bonus Jackpot System.  We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems.  Early in its design, we decided to not simply emulate the standard progressive jackpot system, but instead to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games.  We have committed a significant portion of our revenues to the research and development of this system.

The Bonus Jackpot System consists of two independent sub-systems known as the Bet Tabulator System and TableVision.  The Bet Tabulator System is an advanced system installed on gaming tables and used to detect players’ wagers.  Casinos use this system to evaluate game play, determine dealer efficiency and to assist in calculating jackpots and bonusing offerings.  TableVision is an electronic display system used on gaming tables to display game information to the players in lieu of traditional static paper or plastic displays. Casinos use TableVision as an enhanced display to generate additional player interest and to promote various aspects of the game offered such as jackpots and bonusing programs.  When the Bet Tabulator System and TableVision are used together, the Bonus Jackpot System allows the casino to seamlessly collect and process data and in turn, offer jackpots and other bonusing schemes to their players as determined by them using the data collected and processed.

The inaugural version or series of the Bonus Jackpot System, known as the “Milky Way Series,” was first installed into a casino in March, 2009.  We consider the Milky Way Series to have been a success, as it was our entry into developing electronic bonusing platforms, is currently in use, and it continues to generate additional recurring revenue for us.  Once Milky Way was deployed, we began development of the next series of our Bonus Jackpot System, labeled the “Andromeda Series,” which continues our branding of each major release of the Bonus Jackpot System with the name of a known galaxy.  Early in 2010, we completed development of “Andromeda Series – Stage 1.”  The major advancement of the Andromeda Series over the Milky Way Series was the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers.  The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com.  In August 2010, we released Andromeda Series – Stage 2.  Among other improvements, Stage 2 increased the maximum number of player positions at a table from 7 to 16 and increased the number of betting positions per player from 1 to 6.  Stage 2 also introduced an advanced sensor design placed in front of each player which increases reliability and provides the player with a positive indication when their wager is made.  In March 2011, we released Andromeda Series – Stage 3 which adds advanced player display options.  We continue to develop enhancements and improvements to our Andromeda Series and concurrently, we have begun development of our next major series which is referred to as the “Triangulum Series.”

The Bonus Jackpot System is an additional mechanism for earning revenue relating to the placement of our Proprietary Table Games and also allows us to place additional Proprietary Table Games.  It also facilitates the ability for us to increase our recurring revenues through performance payments.  Currently, all of the Bonus Jackpot Systems installed in our clients’ casinos, utilize our Proprietary Table Games and generate additional revenue via performance payments.

Inter-Casino Jackpot System

In 2009, we saw an opportunity to leverage the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network.  On July 1, 2010 we commenced our Inter-Casino Jackpot System program in Washington State as a result of authorization we received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Commission instructed the Company to discontinue this program due to alleged inconsistencies with existing Commission rules.  The preliminary demand for this product and the resulting revenues the Company recorded during the period the program was authorized, indicated this opportunity could be substantially beneficial to the Company if allowed to continue.  On March 5, 2011, the Company submitted a Petition for Rule Change to the Commission, which if approved as submitted, will allow us to offer this system in Washington beginning September 1, 2011.  Our petition is scheduled to be presented to the Commission for their consideration for filing at their April 14, 2011 meeting.  The Company is also seeking to commence this program in other jurisdictions.

e-Table Systems

On February 21, 2011, we entered into a definitive agreement with TableMAX Corporation granting us the worldwide rights to the TableMAX e-Table system (see subsequent events).  The TableMAX e-Table system is a fully automated, dealer-less, five player electronic table game platform.  These platforms will allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

Strategy

Our long-term business strategy is designed to capitalize on the opportunities we perceive within the gaming industry.  We are currently the second largest provider of proprietary table games in the world and a relative newcomer to developing and providing advanced electronic table game platforms.  The vast majority of our income is derived from high margin recurring licensing and lease fees that we earn on a monthly basis.  Our plan is to increase the recurring revenues we receive by employing the following strategies:

1.	Develop and/or acquire new products and game content.
2.	Enhance our portfolio of games with Enhanced Table Systems.
3.	Expand our distribution network.
4.	Introduce our Inter-Casino Jackpot System.

Develop and/or Acquire New Products and Game Content

We are continuously developing new table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.  We have expanded our product line through the internal development of new and innovative products and game content as well as acquiring existing competing products and proprietary games.  By developing, acquiring and offering additional products and game titles, we hope to increase our domestic and international market penetration and increase our recurring revenues.

We expect continued growth in our recurring revenues through the development and/or acquisition of new products and game content.  In 2010, the Company announced the release of several new casino table game titles including Triple Attack Blackjack, Buffalo Blackjack Bonus, 21 Magic, Bust Bonus, and Kokomo Stud. Subsequently, we have created additional game titles including Player’s Edge 21, Quick Draw, and Double Match.  On April 15, 2010, the Company executed an Asset Purchase Agreement with T&P Gaming, Inc., and its majority owners whereby the Company acquired the client installation base, intellectual property and related inventory associated with Deuces Wild Hold’em Fold’em.  In February 2011, we acquired the worldwide rights to the TableMAX e-Table system and simultaneously obtained the e-Table rights to Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets.

In 2010, we continued the development of our Bonus Jackpot System and released the Andromeda Series.  We believe the enhancements offered by the Andromeda Series provide significantly benefits to the casino operator than what is currently available.  We believe these added benefits will result in increasing placements and generate additional recurring revenue for the Company.  During 2011, we intend to continue the development of the Andromeda Series and commence the development of the next generation of the Bonus Jackpot System, which we have labeled the “Triangulum Series.”

Our future plans are to continue to create and/or acquire innovative products and games.  Currently, the majority of our product development is led by our founder and CEO, Mr. Saucier.  We intend to expand our research and development team to lessen our dependency on our CEO for this important element.

Enhance Our Portfolio of Games with Enhanced Table Systems
Since the introduction of our first Enhanced Table System known as the “Bonus Jackpot System – Milky Way Series” into a casino in March 2009, we have received a fee from casinos based upon the amount of wagers placed by their players.  In 2010 we released the “Andromeda Series” which we began installations in October, 2010.  In 2011, we will be installing Andromeda Series – Stage 2 and Stage 3, both of which offer multiple sensors per playing position.  This addition will allow us to collect a fee on multiple wagers per player versus only one today.  We have modified most of our Proprietary Table Games and many of our Side Bets to benefit from the economics the new system affords us.  In the future, we intend to be able to offer this platform for all games.  Additionally, we expect that most or all of our new Proprietary Table Games will include the Bonus Jackpot System component.

Our goal for 2011 and future years is to convert our existing Proprietary Table Game placements that do not incorporate our Enhanced Table System in casinos to this enhanced gaming platform, thereby generating additional recurring revenues for us in 2011 and beyond.

Expand Our Distribution Network

Currently, distribution of our products is limited to casinos in North America, the Caribbean and on cruise ships internationally.  We intend to increase our recurring revenues and market share throughout all available international markets.  Expanding our distribution network requires that we first seek and obtain registration or licensing in most additional gaming jurisdictions.  In regulated gaming jurisdictions, this is not always a simple task.  Accordingly, our plan is to selectively choose jurisdictional expansion opportunities whereby we believe we can obtain the greatest results compared against the cost and duration of the regulatory approval process.

In addition to jurisdictional expansion, we intend to expand our distribution network through the growth of our sales team.  Our sales team consists of five full-time employees and one independent contractor. We anticipate we will add to our sales team in 2011 and future years.

We also intend to expand the domestic and international presence of our proprietary game library through new distribution channels such as through our TableMAX e-Table product line, licensing arrangements with other table game industry vendors and through legal gaming sites operating via the Internet.

Introduce our Inter-Casino Jackpot System

On July 1, 2010 the Company commenced its Inter-Casino Jackpot System program in Washington State and continued until July 29, 2010.  Formerly known as the Manufacturer’s Gambling Promotion, the Inter-Casino Jackpot System is designed to assist casino operators with the ability to offer increased incentives and promotions, including but not limited to substantial life-altering cash jackpots, which in turn, can potentially attract additional customers to their establishment.  Competition among casinos is intense and although many casino operators can (and do) provide numerous promotions, most are either financially restrained from offering larger, more lucrative prizes and promotions or concerned about the effect the award of a large prize can have on the casino’s bottom line for the reporting period.

During the period last year when we operated the system, we collected critical information including the player acceptance and participation and the potential profitability of operating the Inter-Casino Jackpot System.  This information led us to continue to seek opportunities to offer this system.  As a result, the Company submitted a Petition for Rule Change to the Washington State Gambling Commission, on March 5, 2011.  If the Petition is approved as submitted, we expect to offer this system to casino operators in Washington beginning September 1, 2011.  We have also identified other jurisdictions where we may have the ability to offer this program and have commenced seeking the requisite approvals.

We intend to collect a fee from the casino based upon their player’s participation in the Inter-Casino Jackpot System.  We believe these fees collected could become a significant portion of our overall revenues.

Competition

We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending.  Our competition for casino placement and players comes from a variety of sources, including companies that design and market proprietary table games, electronic table game platforms, e-Tables and other gaming products.

With respect to our Proprietary Table Games, we compete with several companies which primarily develop and license proprietary table games.  Our competitors include, but are not limited to, Shuffle Master Gaming, DEQ Systems, TCS/John Huxley, Masque Publishing and Prime Table Games. Competition in this product group is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  Larger competitors have superior capital resources, distribution and product inventory than we do.  We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels.  We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products.

With respect to our Enhanced Table Systems, we compete primarily with Shuffle Master Gaming and DEQ Systems.  Shuffle Master Gaming has a progressive jackpot system it uses with its proprietary table games.  DEQ Systems, which has limited game content, often uses its platform with other companies’ games including ours and Shuffle Master.

With respect to our Inter-Casino Jackpot System, we are unaware of any companies that are competing with us at this time.  We believe the methodology used by our Inter-Casino Jackpot System will likely become popular and as a result, we anticipate new competitors in the future,

With respect to our e-Table system, there are numerous other companies that manufacture and/or sell e-Tables that are similar.  These companies include, but are not limited to, TCS / JohnHuxley, Aristocrat, Interblock, Aruze Corporation, Novomatic Industries, PokerTek, Inc. and Shuffle Master Gaming.  Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and slots.  One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on e-Table platforms.  In 2010, we entered into a royalty agreement with PokerTek, Inc. to license our game content whereby we would receive royalties for the use of our products if placed on their electronic platform.  As of this report, we have not earned any royalties from this agreement.

Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships.  Moreover, we expect additional competitors to emerge in the future.  We believe that the principal competitive factors in our market include products that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.  Although we plan to compete effectively in this market, we recognize that this market is relatively new and is evolving rapidly, and accordingly, there can be no assurance that we will be able to compete effectively.  We believe that our success will depend upon our ability to remain competitive in our field.  We compete with others in efforts to obtain or create innovative products, obtain financing, acquire other gaming companies, and license and distribute products.  The failure to compete successfully in the market for proprietary table games, electronic table game platforms, and multi-casino jackpots could have a material adverse effect on our business.

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

United States		Canada	Caribbean
Arizona	New Jersey	Alberta	St. Maarten
California	Nevada	British Columbia
Colorado	New Mexico	Manitoba
Connecticut	North Dakota	Nova Scotia
Florida	Oklahoma	Ontario
Indiana	Pennsylvania
Minnesota	South Dakota
Mississippi	Washington
Missouri	West Virginia

Additionally we license and/or lease our products through licensed distributors in Illinois, Iowa and Kansas.

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

Employees

We have eighteen employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  Our employees are co-employed by Advanstaff, Inc. a professional employer organization used by us to provide payroll and human resource services.  As needed from time to time, we also pay for the services of independent contractors.

Research and Development Expenditures

We have incurred approximately $285,310 and $226,495 in research and development expenditures during the years ended December 31, 2010 and 2009 respectively.  This cost, which includes personnel related costs, was incurred primarily in the development of our Bonus Jackpot System and continuing enhancements to the system. We anticipate that research and development expenditures will increase in connection with our efforts to continually develop and enhance the Bonus Jackpot System as well as engineering relating to the TableMax e-Table product.

Subsidiary
We currently have one wholly-owned subsidiary, Galaxy Gaming of Washington, LLC.  At such time when it is practicable we intend to dissolve this subsidiary.

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

Description of Property

We do not own any real property used in the operation of our current business.  We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, NV.  We currently pay rent to a related party. The initial term of the lease expired August 31, 2010 and there was an option for two six year renewals.  Under the terms of the lease agreement the monthly minimum rental payment was $18,565 and rent increased 3% every year on September 1st.  Effective April 1, 2010 the related party agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  On September 1, a new lease was entered into for a period of two years with a monthly rental payment of $10,359.  We are currently anticipating that we will need to seek additional space to accommodate our expanded operations including the TableMax product line.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2010.

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

	2010		2009
Quarter Ended	High $	Low $	High $	Low $
December 31	0.60	0.31	1.01	0.31
September 30	0.45	0.14	0.50	0.45
June 30	0.55	0.15	n/a	n/a
March 31,	0.65	0.31	n/a	n/a

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

Holders of Our Common Stock

As of March 28, 2011, we had 35,508,091 shares of our common stock issued and outstanding, held by 44 shareholders of record.  All of the pre-Share Exchange issued and outstanding equity interests, preferred and common stock, previously issued by SDI were extinguished and rendered null and void upon approval of SDI’s Bankruptcy Plan.

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

Securities Authorized for Issuance under Equity Compensation Plans

In anticipation of establishing an equity compensation plan the Company:
(1)
granted options to our CFO to purchase 22,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to our CFO to purchase 22,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service through November 2012.

(2)	agreed that our outside Board member, Dan Scott, will receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.

Recent Sales of Unregistered Securities

On June 23, 2009, we closed a private offering of common stock.  A total of 138,750 shares were sold to thirteen purchasers for a total purchase price of $55,500.  Of this total, 37,500 shares were purchased for cash proceeds in the amount of $15,000.  Additionally 86,000 shares were sold to Company employees in exchange for promissory notes in the aggregate amount of $34,400.  The notes are secured by the shares purchased, bear interest at a rate of six percent (6%) per year, and are payable over the course of two years.  Finally 15,250 shares were issued in exchange for services rendered by a Company executive valued at $6,100.  The Company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest, were converted to equity resulting in the issuance of 1,042,989 common shares.  In July of 2009 we began a private offering of common stock to raise approximately $400,000.  Investor demand for the offering prompted our Board of Directors to extend the amount offered.  As a result of the over-subscription, a total of 1,722,858 shares and 861,429 warrants were purchased for cash proceeds of $603,000.  The offering was closed in December, 2009.  During the year ended December 31, 2009, the Company issued 1,101,583 share of common stock for services to be performed in non-cash transactions pursuant to various service agreements.  On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants to two principals of a competitor for total cash proceeds of $500,000.  On February 24, 2011 the Company sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009. This discussion should be read together with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).  Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" and "Risk Factors" should be reviewed  for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms or fully-automated electronic tables.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Current Economic Environment

The gaming industry in both the United States and abroad has been particularly affected by the downturn in general worldwide economic conditions, which continued to have negative consequences on our results in 2010 and is likely to continue to have a negative impact in 2011. The activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends.  Consumer confidence has been significantly impacted, as seen in broader economic trends such as declines in auto and other retail sales, the weakness in the housing market and increased unemployment.

As a result, the outlook for the gaming, travel and entertainment industries both domestically and internationally remains highly uncertain.  Due to recent disruptions in the financial markets, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Customers have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings. These economic conditions may cause both our domestic and international clients to decrease their expenditures on gaming equipment and our financial condition, results of operations and stock price may be negatively affected thereby.

Plan of Operation

See “Item 1. Business” included in this Form 10-K for a more detailed discussion of our business, strategy and a description of each of our product categories.

Results of Operations of Galaxy Gaming, Inc. for the Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010 our continuing operations generated gross revenues of $3,054,856 an increase of 10% from gross revenues of $2,765,674 for the year ended December 31, 2009.  The increase was attributable to the growth in our recurring revenue from table game content and fees associated with the performance of our electronic game platform.  Such revenue was $2,950,157 in 2010 vs. $2,514,816 in 2009, an increase of 17%.  We experienced a decline in the sale or reimbursement of our products and manufactured equipment; ($104,699 in 2010 vs. $250,858 in 2009) as a result in the decrease in our installations of our Bonus Jackpot System.  Such decrease resulted in the decrease of costs of ancillary products and assembled components from $223,717 in 2009 to $135,738 in 2010. Selling, general and administrative expenses were $2,681,410 for the year ended December 31, 2010, an increase of 7% over the prior year selling, general and administrative expenses of $2,515,817.  The increase was primarily due to increased payroll in sales and finance, increases in sales and marketing related expenses and increases in regulatory costs associated with game and product approvals and applying for gaming licenses in new jurisdictions and legal expenses associated with the ongoing legal proceedings discussed in note 9 to the financial statements offset by a decrease in rent, and legal fees and outside services associated with the bankruptcy and reverse merger transaction.  Research and development expenses for the year ended December 31, 2010 were $285,310, an increase of 26% over the prior year research and development expenses of $226,495.  The increase was due to increased payroll and related benefits. Other expenses decreased from $147,406 in 2009 to $88,259 in 2010 due to decreased interest expense.

The increase in revenue was instrumental in reducing the net loss from operations to $135,861 in 2010 vs. a loss of $347,761 in 2009.

During the year end December 31, 2009, the Company experienced a net loss from discontinued operations in the amount of $99,950.  This transaction represented disposal of a real estate investment related to the former business of Secured Diversified Investment, Ltd. that remained after the confirmation of the Chapter 11 Plan of Reorganization of SDI.

Liquidity and Capital Resources

As of December 31, 2010, Galaxy had total current assets of $988,972 and total assets in the amount of $1,921,782. Galaxy’s total current liabilities as of December 31, 2010 were $739,750.

Galaxy’s operating activities used $136,671 in cash for the year ended December 31, 2010 and $421,587 in cash for the year ended December 31, 2009. The primary components of our negative operating cash flow for the year ended December 31, 2010 were our net loss of $135,861, increases in inventory of $51,701 and decreases in accounts payable of $97,449 and accrued expenses and taxes of $9,895 offset by depreciation and amortization expenses of $39,090, provision for bad debt of $55,617, share based compensation expense of $16,000, increases in accrued interest related party of $9,553 and deferred revenue of $12,138 and a $18,374 decrease in prepaid expenses and taxes. Cash flows provided by financing activities during the year ended December 31, 2010 were $174,970, consisting of proceeds from issuance of Common Stock ($500,000) and collection of stock subscription receivable ($15,447) offset by payments on notes payable (related party) of $249,349 and payments on notes payable of $91,128. Investing Activities used $2,704 in cash during the year ended December 31, 2010, consisting of $40,026 in payment received on note receivable offset by $24,617 in purchases of property and equipment and $18,113 increase in other assets.

We intend to fund our continuing operations through increased sales.  Additionally the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  Additionally, on February 24, 2011, the Company sold 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

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

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Significant Equipment

We do not anticipate the purchase of any significant equipment for the next twelve months.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements for Galaxy Gaming, Inc.:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2010 and 2009
F-3	Statements of Operations for the years ended December 31, 2010 and 2009
F-4	Statement of Stockholders’ Equity (Deficit) as of December 31, 2010
F-5	Statements of Cash Flows for the years ended December 31, 2010 and 2009
F-6-16	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
 Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Galaxy Gaming, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 21, 2011

GALAXY GAMING, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009

ASSETS	2010	2009
Current Assets
Cash and cash equivalents	$444,434	$408,839
Accounts receivable - trade, net	311,961	372,560
Miscellaneous receivables	15,790	7,606
Prepaid expenses	24,940	43,314
Inventory	175,372	123,671
Note receivable – related party – current portion	16,475	53,004
Total Current Assets	988,972	1,008,994

Property and Equipment, net	44,101	32,316

Other Assets
Intellectual property, net	119,831	126,879
Intangible assets	346,790	150,000
Note receivable - related party - net of current portion	403,975	407,472
Other	18,113	-
Total Other Assets	888,709	684,351

TOTAL ASSETS	$1,921,782	$1,725,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$195,899	$309,348
Accrued expenses and taxes	108,103	117,998
Accrued interest – related party	25,973	16,420
Deferred revenue	220,867	208,729
Notes payable - related party	107,850	357,199
Note payable - current portion	81,058	22,242
Total Current Liabilities	739,750	1,031,936

Long-Term Debt
Note payable, net of current portion	1,148,448	1,172,392

TOTAL LIABILITIES	1,888,198	2,204,328

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 34,974,758 shares issued and outstanding (2009 – 33,056,186)	34,974	33,056
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	0	0
Additional paid in capital	1,,252,393	944,774
Stock warrants	470,632	147,504
Stock subscription receivable	(10,520)	(25,967)
Accumulated deficit	(1,713,895)	(1,578,034)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	33,584	(478,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,921,782	$1,725,661

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Gross Revenues	$3,054,856	$2,765,674

Costs of Ancillary Products and Assembled Components	135,738	223,717
Selling, general and administrative	2,681,410	2,515,817
Research and development	285,310	226,495
Total costs and expenses	3,102,458	2,966,029

Operating Income (Loss)	(47,602)	(200,355)

Other Income (Expense)	(88,259)	(147,406)

Loss before Provision for Income Taxes	(135,861)	(347,761)

Provision for Income Taxes	0	0

Loss from Continuing Operations	(135,861)	(347,761)

Loss from Discontinued Operations	0	(99,950)

Net Income (Loss)	$(135,861)	$(447,711)

Weighted average number of shares outstanding
Basic	33,931,722	30,286,660
Fully Diluted	35,325,294	30,475,812

Net Loss per Share
From Operations	$(0.00)	$(0.01)
From Discontinued Operations	$-	$(0.00)
Fully Diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF DECEMBER 31, 2010

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Beginning balance, January 1, 2009	10,000,000	$10,000	$125	$-	$-	$(1,130,323)	$(1,120,198)

Cancellation of old shares	(10,000,000)	(10,000)	10,000	-	-	-	-

Issuance of new shares upon confirmation of reorganization plan	29,000,006	29,000	71,000	-	-	-	100,000

Shares issued upon conversion of notes payable	1,042,989	1,043	237,523	-	-	-	238,566

Shares issued for services	1,101,583	1,101	66,132	-	-	-	67,233

Shares issued for payment of accounts payable	100,000	100	39,900	-	-	-	40,000

Share issued under private placement financing	1,722,858	1,723	601,277	-	-	-	603,000

Shares retired through transfer of property to former employee	(50,000)	(50)	-	-	-	-	(50)

Other shares issued post-confirmation	138,750	139	55,362	-	(25,967)	-	29,534

Share based compensation expense	-	-	10,959	-	-	-	10,959

Issuance of stock warrants	-	-	(147,504)	147,504	-	-	-

Net loss from continuing operations	-	-	-	-	-	(347,761)	(347,761)

Net loss from discontinued operations	-	-	-	-	-	(99,950)	(99,950)

Balance, December 31, 2009	33,056,186	33,056	944,774	147,504	(25,967)	(1,578,034)	(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	-	-	-	16,000

Share based compensation expense	-	-	26,665	-	-	-	26,665

Payments received on stock subscription receivable	-	-	-	-	15,447	-	15,447

Shares issued under private placement financing	1,428,572	1,428	498,572	-	-	-	500,000

Issuance of stock warrants	-	-	(323,128)	323,128	-	-	-

Shares issued in connection with asset acquisition	450,000	450	89,550	-	-	-	90,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(135,861)	(135,861)

Balance, December 31, 2010	34,974,758	$34,974	$1,252,393	$470,632	$(10,520)	$(1,713,895)	$33,584

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss from for the year	$(135,861)	$(347,761)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	12,832	16,040
Amortization expense	26,258	7,040
Provision for bad debts	55,617	52,760
Interest expense from stock warrant issuance	-	29,966
Share-based compensation	26,665	10,959
Common stock issued for services	-	67,233
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	4,982	(191,005)
(Increase) in miscellaneous receivable	(8,184)	(90)
Decrease (increase) in prepaid expenses and taxes	18,374	(23,541)
(Increase) in inventory	(51,701)	(77,494)
Decrease in accrued interest receivable	-	5,029
(Decrease) increase in accounts payable	(97,449)	188,472
(Decrease) in accrued expenses and taxes	(9,895)	(133,981)
(Decrease) in due to employee	-	(31,639)
Increase (decrease) in accrued interest – related party	9,553	(5,725)
Increase in deferred revenue	12,138	12,150
Net Cash Used in Operating Activities	(136,671)	(421,587)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(24,617)	(24,967)
Increase in other assets	(18,113)	-
Payments received on note receivable	40,026	44,885
Net Cash Provided by (Used in) Investing Activities	(2,704)	19,918

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	-	200,000
Payments on notes payable – related party	(249,349)	(27,251)
Collection of stock subscription receivable	15,447	-
Payments on note payable	(91,128)	(20,660)
Proceeds from issuance of common stock	500,000	632,534
Net Cash Provided by Financing Activities	174,970	784,623

Net Increase in Cash and Cash Equivalents	35,595	382,954
Cash and Cash Equivalents – Beginning of Year	408,839	25,885
Cash and Cash Equivalents – End of Year	$444,434	$408,839

Supplemental Cash Flow Information:
Cash paid for interest	$55,454	$76,305
Cash paid for income taxes	$-	$-
Non – Cash Investing and Financing Activities:
Conversion of notes payable to equity	$-	$150,000
Disposal of real estate investment for common stock	$-	$99,950
Common Stock issued for payment of accounts payable	$16,000	$-
Intangible assets acquired through the issuance of notes payable	$126,000	$-
Intangible assets acquired through the issuance of common stock	$90,000	$-

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1: Nature of Operations

On January 1, 2007, Galaxy Gaming, LLC (“GGLLC”), which was organized as a Nevada limited liability company on September 27, 2000, entered into several agreements with GGINC.  Pursuant to these agreements, GGLLC sold selected assets, such as inventory and fixed assets, to GGINC.  On December 31,2007, GGINC acquired, through an asset purchase agreement, GGLLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  GGINC also acquired the existing client base from GGLLC.

On February 10, 2009, Secured Diversified Investment, Ltd. (“SDI”) acquired all of the issued and outstanding stock of Galaxy Gaming, Inc. (“GGINC”) pursuant to the terms of a Share Exchange Agreement.  Following the closing of the Share Exchange Agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, GGINC.  GGINC was incorporated in the State of Nevada on December 29, 2006 and acquired the business operations of one or more companies using the “Galaxy Gaming” moniker.

In August of 2009 upon filing articles of merger in Nevada, GGINC was merged into SDI.  At the effective date the separate legal existence of GGINC ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc. (“the Company”).

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

On February 21, 2011 the Company entered into a definitive agreement with TableMAX Corporation (TMAX) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada. Under the terms of the agreement, the Company has exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain game titles.  See Note 19.

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

Basis of Accounting
 The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  Revenues are recognized as income when earned and expenses are recognized when they are incurred. The Company does not have significant categories of cost as its income is recurring with high margins. Expenses such as wages, consulting expenses, legal, regulatory and professional fees, and rent are recorded when the expense is incurred.

 Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2010 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2: Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments
The fair value of cash and cash equivalents, accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenue approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which the Company could borrow funds with similar remaining maturities.

Property and Equipment
Property and equipment are being depreciated over their estimated useful lives, 3 to 7 years, using the straight-line method of depreciation for book purposes.

Intangible Assets
The Company acquired, with an asset purchase agreement from the GGLLC, intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including, but not limited to, games, side bets, inventions and ideas.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2: Significant Accounting Policies (continued)

Substantially all revenue is recognized when it is earned. Clients are typically invoiced one month in advance for content fees and the advance billings are carried as deferred revenue on the balance sheet.  Additionally, clients may be invoiced at the time of shipment or delivery of product sales and invoiced in arrears for performance-based items.  The monthly recurring invoices are based on executed agreements with each client.  Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms and Inter-Casino Jackpot system was $2,950,157 and $2,514,816 for the years ended December 31, 2010 and 2009 respectively.  Revenue from reimbursement from the sale of product was $104,699 and $250,858 for the years ended December 31, 2010 and 2009 respectively.

Revenue as reimbursement from the sale of our associated products is recognized when the following criteria are met:

•	Persuasive evidence of an arrangement between us and our client exists.
•	Shipment has occurred.
•	The price is fixed and or determinable; and
•	Collectability is reasonably assured or probable

The software included in the Bonus Jackpot System serves to assist in the count of the number of wagers; essentially the software is incidental to the operation of the system.  As such the Company does not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is sold.  Furthermore, the Company does not market the software separately from the equipment.

Costs of Ancillary Products and Assembled Components
Costs of Ancillary Products and Assembled Components include pay tables, layouts and signage as it relates to a specific proprietary game that our client may elect to purchase in connection with the use of our game and the cost of the assembled components of the Bonus Jackpot System.

Research and Development
Research and development costs are charged to expense when incurred and are included in the statements of operations. These costs include salaries, benefits, and other internal costs allocated to software and hardware development efforts, as well as purchased components.

Deferred Income Taxes
Deferred income taxes are recognized by applying enacted statutory rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company’s asset and liabilities.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Basic Income (Loss) Per Share
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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  During the year ended December 31, 2010 the Board of Directors approved the adoption of a stock option plan.  The Company has not granted any stock options under this plan.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 3: Note Receivable

The note receivable at December 31, 2010 and December 31, 2009 was as follows:

	2010	2009
Note receivable	$420,450	$460,476
Less: current portion	(16,475)	(53,004)
Long-term Note Receivable	$403,975	$407,472

The Company acquired, with an asset purchase agreement from the GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017.  Interest income associated with this note receivable was $26,150 and $29,265 for the years ended December 31, 2010 and 2009 respectively. The terms of the note were amended in September 2010 whereby (1) the monthly principal and interest payment was reduced to $3,332; (2) the unpaid principal and interest is due August 2015 and (3) the note is collaterized by a second deed of trust on real property.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At December 31, 2010 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of December 31, 2010 and December 31, 2009:

	2010	2009
Prepaid marketing agreement	$4,000	$24,750
Prepaid IT system	7,292	3,326
Prepaid insurance	463	447
Prepaid legal	-	5,825
Prepaid trade show expense	8,583	5,054
Prepaid property taxes	3,718	-
Prepaid other	884	3,912
Total Prepaid Expenses	$24,940	$43,314

Note 5: Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Computer equipment	$37,403	$31,345
Furniture and fixtures	51,187	36,278
Office equipment	10,320	10,320
Leasehold improvements	3,650	-
Subtotal	102,560	77,943
Less: Accumulated depreciation	(58,459)	(45,627)
Property and Equipment, net	$44,101	$32,316

Depreciation expense was $12,832 and $16,040 for the years ended December 31, 2010 and 2009, respectively.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 6: Accrued Expenses and Taxes

The Company recorded accrued expenses and taxes which consisted of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Wages and related costs	$85,515	$78,141
Accrued expenses and taxes	22,588	39,857
Total Accrued Expenses and Taxes	$108,103	$117,998

Note 7: Long – term Debt

Long - term debt consists of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Note payable to commercial bank	$1,172,393	$1,194,634
Notes payable asset acquisition	57,113	-
	1,229,506	1,194,634
Less: Current portion	(81,058)	(22,242)
Total Long – term debt	$1,148,448	$1,172,392

The note payable is due to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230. This liability was assumed with the asset purchase agreement from the GGLLC.  The note payable financed the purchase of the intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The note agreement remains in the name of the GGLLC.

In connection with the Asset Purchase Agreement executed on April 15, 2010, (see Note 18), the Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.

Maturities of the Company’s long-term debt as of December 31, 2010 are as follows:

December 31, 2011	$81,058
2012	25,533
2013	27,734
2014	28,099
2015	32,144
Thereafter	1,034,938
Total Long – term Debt	$1,229,506

During 2009 the Company issued $200,000 of convertible notes payable with an interest rate of 12%.  The holders of the convertible notes chose to convert the notes, including accrued interest, into 1,042,989 shares of the Company’s common stock.  The notes and accrued interest totaling $8,600 were convertible into common stock of the Company at the conversion rate of .20 cents per share.  The holders of the notes were also granted stock purchase warrants allowing the holders to purchase up to an additional 175,000 shares of common stock at the price of $.40 per share.  The warrants expire April 2014. In lieu of cash exercising, the warrant the holders may elect to receive shares equal to the value of the warrant.  The Company recorded interest expense in the amount of $29,966 relating to the fair value of the warrants issued during the year ended December 31, 2009.

Note 8: Notes Payable - Related Party

The Company received working capital loans from the GGLLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $21,694 and $37,024 for the years ended December 31, 2010 and 2009 respectively.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 9: Commitments and Contingencies

Operating Lease Obligation

The Company leases its offices from a related party that is related to the Company’s CEO.  The initial term of the lease expired August 31, 2010 and there was an option for two six year renewals.  Under the terms of the lease agreement the monthly minimum rental payment was $18,565 and rent increased 3% every year on September 1st.  Effective April 1, 2010 the related party agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  On September 1, 2010 a new lease was entered into for a period of two years with a monthly rental payment of $10,359.  Rent expense was $143,551 and $218,463 for the years ended December 31, 2010 and 2009 respectively.

Rent to be paid under the lease agreement is summarized as follows:

Twelve months ended December 31, 2011	$124,308
2012	82,872
Total Lease Obligation	$207,180

Legal Proceedings

The Company’s current material litigation is briefly described below.  The Company assumes no obligation to update the status of pending litigation, except as required by applicable law, statute or regulation.

Sherron Associates, Inc. – A judgment was issued in Washington State against the Company’s CEO and others in a manner unrelated to the Company in 1998.  Sherron Associates, Inc., a Washington company, (“Sherron”) claimed to be the assignee of the judgment and disguised through a non-existent company it alleged to control, sued Mr. Saucier and various predecessor companies in the Superior Court of the State of Washington for the County of King in 2005.  In 2008 the case was dismissed with prejudice and the defendants were awarded their legal costs.  Later in 2008, Sherron filed suit against the Company claiming Sherron is assignee of the judgment and further claiming the Company is the alter-ego of its CEO and therefore responsible for payment of the judgment.  The Company claims, among other defenses, that the judgment is invalid and even if it were valid, Sherron lacks standing in the matter because it is not the assignee nor is it the alter ego of its CEO.  Separately, the Company’s CEO filed a motion in the Superior Court of the State of Washington for the County of Spokane seeking to quash the underlying judgment.

The Court granted the motion and ruled the judgment vacated nunc pro tunc.  Sherron filed a motion for reconsideration, which the Court denied and affirmed its previous decision in favor of the Company’s CEO.  Subsequently, Sherron filed an appeal to the Court of Appeals of the State of Washington, Division III and the appellate court reversed the Superior Court’s ruling.  The Company and its CEO believe the reversal improper and contrary to law and in November 2010, our CEO filed a Petition for Review with the Supreme Court for the State of Washington.  The matter is currently pending.  We intend to continue to vigorously defend the case and seek all legal remedies available to us.

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

The Company paid legal fees directly to the law firm retained by its CEO.  The law firm was employed in 2009 and 2010 for the express purpose of defending the Sherron litigation described above.  In 2009, the CEO’s attorneys were successful in vacating the judgment which is the subject of the Sherron litigation.  The Company believes this strategy to vacate the underlying judgment to be a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to the Company.  The Company has also agreed to continue to be responsible for these legal fees during any and all appeal processes.  Total fees from this law firm charged to expense were $42,632 and $37,661 for the years ended December 31, 2010 and 2009.  The Company anticipates its legal fees pertaining to the Sherron litigation to increase in subsequent quarters until the matter has reached a final conclusion.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 9: Commitments and Contingencies (continued)

The Company and its CEO have jointly filed actions against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce a judgment.  This case is likewise stayed pending the final outcome of the Spokane County action.

California Administrative Licensing Action - In 2002, Galaxy Gaming of California, LLC, (“GGCA”) a subsidiary of a predecessor company, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California.  The Division of Gambling Control of the California Department of Justice (the “Division”) processed the application and in late 2005 made an initial recommendation to the Commission alleging GGCA was unsuitable.  GGCA believed that the process conducted by the Division was seriously flawed and biased and in December 2006, exercised its right to have an administrative law judge further adjudicate the process.  The Commission agreed and assigned the matter for adjudication before an administrative law judge.

On January 1, 2008, the Company acquired GGCA and inherited the administrative action.  At the time, the Division (since renamed the “Bureau of Gambling Control”) still had not filed its statement of issues against GGCA.  Subsequently, on February 10, 2009, the Company applied to the Bureau for its finding of suitability since it was now conducting business with California tribal casinos.  The Bureau filed its statement of issues against GGCA in October, 2009.  The Company sought the abandonment of the GGCA application since the entity ceased business operations and was later dissolved.  The abandonment request has not been acted upon by the Commission.  A hearing with the assigned administrative law judge regarding the GGCA application is now scheduled in June, 2011.

Since our president was formerly associated with the manager of GGCA, our ability to continue to conduct business in California could be contingent upon a successful resolution of this action.  During these proceedings, the Company is entitled to conduct business in California.  Total revenues the Company derived from California for the year ended December 31, 2010 was $151,109.  The Company believes that the issues raised in the statement of issues are baseless, without merit and unrelated to its business operations and will therefore vigorously defend the administrative action.  We continue to seek the abandonment of the GGCA application and the further processing of the Company’s application with the Commission.

In the ordinary course of conducting its business, the Company is, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 10: Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of December 31, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $19,912 and $23,935, respectively.

Note 11: Stockholders’ Equity (Deficit)

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2010 and December 31, 2009. On April 1, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  There were 34,974,758 common shares and -0- preferred shares issued and outstanding at December 31, 2010.

Note 12: Related Party Transactions

The company leases its offices from a related party that is related to the company’s CEO.  Effective September 1, 2010 the lease was renegotiated with the related party, for a period of two years with a monthly rental payment of $10,359.  See Note 9.

The Company has agreed to pay the legal expenses incurred by its CEO’s attorneys pertaining to its defense in the Sherron litigation, (Please see Note 9).  Total fees from this law firm charged to expense were $42,632 and $37,661 for the years ended December 31, 2010 and 2009 respectively.

The Company has a note receivable from a related party totaling $420,450 and $460,476 at December 31, 2010 and 2009 respectively.  See Note 3.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 12: Related Party Transactions (continued)

The Company has a note payable from a related party totaling $107,850 and $357,199 at December 31, 2010 and 2009 respectively. Additionally there is accrued interest owed to the related party totaling $25,973 and $16,420 at December 31, 2010 and 2009 respectively.  See Note 8.

Note 13: Other Income (Expenses)

Other income (expenses) of the Company consists of the following for the year ended December 31, 2010 and 2009:

	2010	2009
Interest income	$26,150	$29,265
Interest expense	(114,409)	(176,671)
Total Other Income (Expenses)	$(88,259)	$(147,406)

Note 14: Income Taxes

For the year ended December 31, 2010, the Company incurred a net loss and, therefore, has no tax liability. The Company has a previous net operating loss carry-forward of $1,035,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,160,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $181,000 that can be used in the future to offset federal income tax owed.

The Company periodically reviews the need for a valuation allowance against deferred tax assets based upon earnings history and trends.  The Company believes that the valuation allowances provided are appropriate

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$394,400	$351,900
Valuation allowance	(394,400)	(351,900)
Net Deferred Tax Asset	$-	$-

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009 the Company issued 1,101,583 shares of stock for services to be performed in non-cash transactions pursuant to various service agreements.  The cost of the service was expensed over the term of the respective service agreement.   The Company issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest of $8,600, were converted to equity resulting in the issuance of 1,042,989 common shares.  The Company disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations during the quarter ended December 31, 2009

Additionally, during the year ended December 31, 2009, the Company sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of December 31, 2010 and December 31, 2009, $10,520 and $25,967 was still outstanding and has been recorded as a stock subscription receivable.

During the year ended December 31, 2010 the Company issued 40,000 shares of common stock in settlement of accounts payable.

In connection with an asset acquisition, the Company issued 450,000 shares of common stock during the quarter ended December 31, 2010.  See Note 18.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 16: Stock Warrants and Options

As indicated in Note 15 the Company issued 714,286 warrants in connection with the sale of common stock on April 1, 2010.  During the year ended December 31, 2010, the Company issued 22,500 stock options as part of the employment agreement with its CFO. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for
Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. The Company has estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 and the employment agreement at $10,665 using the Black-Scholes option pricing model.

The Company also issued 185,000 stock options to a board member. The warrants were valued at the fair market value of the services performed which resulted in an expense of $16,000 for the year ended December 31, 2010.

Key assumptions used by the Company are summarized as follows:

	PPM	Employment agreement
Volatility	165%	152%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	1.63%	0.0066%
Expected term (in years)	3.0	3.0

The warrants issued have been accounted for as an equity transaction. The cost of the options issued in connection with the employment agreement and to the board member were classified as operating expenses for the year ended December 31, 2010.

A summary of changes in share purchase warrants during the year ended December 31, 2010 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2010	1,036,429	$0.40
Issued	714,286	$0.40
Exercised	0	-
Expired	0	-
Outstanding, December 31, 2010	1,750,715	$0 .40

A summary of changes in employee stock options during the year ended December 31, 2010 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2010	83,750	$0.4451
Issued	207,500	$0.4274
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2010	291,250	$0.4325

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.  Additionally, the Company agreed to transfer to the Sellers $90,000 worth of the Company’s common stock at such time the Sellers assigned the valid and fully enforceable patent to the Company.  Such assignment was completed and 450,000 shares of the Company’s common stock were issued during the year ended December 31, 2010.

The Agreement also has a bonus performance provision, whereby the Company will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.  No performance bonuses have been paid during the year ended December 31, 2010.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 19: Subsequent Events

On February 21, 2011 the Company entered into a definitive agreement (“Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and Mr. Ariel Emanuel, a principal investor in TMAX.  Under the terms of the Agreement the Company has exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain games titles.  The Company will create an operating division (the “TableMAX Division”) which will conduct sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division shall be wholly owned by the Company and shall not be considered to be owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the Agreement is five years.  At any time during the term of the agreement, either TMAX or the Company may make a written offer to purchase the sole ownership of the TableMAX Division. Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the agreement then each party must indicate to the other party no later than six months from the scheduled expiration of the Agreement their intent to renew the Agreement for a term of at least one year.

TMAX agreed to assign, for the term of the agreement, all of its existing gaming installations and usable inventory to the TableMAX Division.  The Company agreed to furnish its intellectual property relating to its table game content for use by the TableMAX Division royalty-free for the term of the agreement.  The Agreement specifies annual performance targets whereby the Company is required, on a cumulative basis, to have minimum table placements.  If the Company fails to meet the performance criteria as defined in the agreement, the Company will be required to pay TMAX the difference between TMAX’s share of the actual profit obtained by the TableMAX Division and the estimated profit that would have been obtained if the minimum standard had been obtained.

The Company is responsible for the losses of the TableMAX Division however TMAX has agreed to reimburse the Company during the first 12 months from the date of the Definitive Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000.  Net profits from the TableMAX Division will be split between the Company and TMAX on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the agreement.

On February 24, 2011 the Company sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to March 21, 2011, the date these financial statements were issued, and has determined that, except for entering into the Definitive Agreement with TableMax Corporation and the sale of common stock and related warrants, it does not have any additional material subsequent events to disclose.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2010.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the current names of our current Directors and executive officers and their ages.

Name	Age	Office(s) held
Robert Saucier	56	President, CEO, Chairman of the Board of Directors
Andrew Zimmerman	49	CFO, Secretary and Treasurer
William O’Hara	70	COO and Director
Daniel Scott	55	Outside Director

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

The appropriate size of our Board of Directors;
Our needs with respect to the particular talents and experience of our Directors;

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

Experience in political affairs;
Experience with accounting rules and practices; and
The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, Directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2010 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert Saucier	n/a	n/a	n/a
Andrew Zimmerman	n/a	n/a	n/a
William O’Hara	n/a	n/a	n/a

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Saucier, CEO, President, Director	2010 2009	28,125 30,000	0 0	0 0	0 0	0 0	0 0	0 0	28,125 30,000
Andrew Zimmerman CFO, Treasurer, Secretary	2010 2009	121,537 11,100	0 0	0 0	10,665 6,959	0 0	0 0	0 0	132,202 18,059
William O’Hara, COO, Director	2010 2009	141,250 150,000	2,951 3,155	0 0	0 0	0 0	0 0	0 6,100	144,201 159,255

Narrative Disclosure to the Summary Compensation Table

We do not have a written employment contract with our President and CEO, Robert Saucier.  We currently pay him an annual salary of $30,000.  The Company’s COO, William O’Hara is party to a three-year Employment Agreement with the Company.  Mr. O’Hara receives a base annual salary of $150,000.  In addition, for each month in which our total sales are higher than any previous month, Mr. O’Hara earns a bonus equal to 10% of the increased sales above the prior monthly record.  Mr. O’ Hara’s contract expired in February 2011 however Mr. O’Hara will receive six months of severance pay including benefits if his termination is other than for cause. The Company’s CFO, Secretary, and Treasurer, Andrew Zimmerman is also party to a three-year employment agreement with the Company through November 2012. Mr. Zimmerman’s base compensation consists of a monthly salary paid in bi-monthly installments.  Under his Employment Agreement with the Company, Mr. Zimmerman’s base salary began at $6,600 and increases in phases over the course of his first year of employment to a maximum of $12,500 per month.

Messrs. Saucier, O’Hara and Zimmerman agreed to temporarily reduce each of their salaries by 10% effective April 1, 2010.  The Company restored one half of the reduction effective September 15, 2010 and the remaining amount effective with the pay period ending March 15, 2011

(A) The dollar amounts of Option Awards are the aggregate grant date fair value of the option awards.  Please refer to Notes to Consolidated Financial Statements- Note 16 “Stock Options and Warrants” for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the OTCBB on the date we granted the options.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Robert Saucier, CEO, President, Director	-	-	-	-	-	-	-	-	-
William O’Hara, COO and Director	-	-	-	-	-	-	-	-	-
Andrew Zimmerman, CFO(1)	37,500 22,500	-	-	$0.55 $0.55	11/15/2012 11/15/2013	-	-	-	-

(1)
Mr. Zimmerman was initially granted options to purchase 37,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to purchase 22,500 shares of the Company’s common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service to Mr. Zimmerman.

Compensation of Directors Table

The table below summarizes all compensation paid to our Directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Saucier	28,125	0	0	0	0	0	28,125
William O’Hara	144,201	0	0	0	0	0	144,201
Dan Scott	16,000	0	16,000	0	0	0	32,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2011, the beneficial ownership of our common stock by each executive officer and Director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and Directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 35,508,091 shares of common stock issued and outstanding on March 28, 2011

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Triangulum Partners, LLC(2) 6980 O’Bannon Drive Las Vegas, Nevada 89117	24,750,000	69.70%
	William O’Hara, COO and Director	15,250.04%
	Andrew Zimmerman, CFO (3)	131,429.37%
	Mr. Daniel Scott, Director (4)	352,833	1.0%

Total of All Directors and Executive Officers:		25,249,512 Shares	71.11%
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

(3)	Mr. Zimmerman owns 71,429 shares of common stock and has options to purchase an additional 60,000 share of common stock at $0.55.

(4)	Mr. Scott owns 121,583 shares of common stock and has options to purchase an additional 231,250 shares of common stock ranging from $0.15 to $0.55

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our Directors or executive officers, nor any proposed nominee for election as a Director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

1.           We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, NV.  We currently lease the property from a related party, at a cost of $10,359 per month.

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

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Dan Scott is our only independent director.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31 Galaxy Gaming, Inc.	Audit Services	Audit Related Fees	Tax Fees	Other Fees	Total
2010	$13,000	$7,250	$3,500	$2,000	$25,750
2009	$12,000	$9,500	$3,300	$0	$24,800

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert Saucier
Robert Saucier President, Chief Executive Officer and Director
March 31, 2011

By:	/s/ Andrew Zimmerman
Andrew Zimmerman Chief Financial Officer, Treasurer and Secretary
March 31, 2011

By:	/s/ William O'Hara
William O'Hara
Chief Operation Officer and Director
March 31, 2011

By:	/s/ Daniel Scott
Daniel Scott Director
March 31, 2011