Form 10-Q
period 2011-03-31
Galaxy Gaming, Inc.
filed 2011-05-17
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,508,091 common shares as May 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (Derived from Audited financial statements);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) as of March 31, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited);
F-5	Notes to Financial Statements;

GALAXY GAMING, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31, 2011	December 31, 2010
		Derived from audited financial statements
Current Assets
Cash and cash equivalents	$468,507	$444,434
Accounts receivable - trade, net	323,365	311,961
Miscellaneous receivables	15,117	15,790
Prepaid expenses	35,897	24,940
Inventory	194,758	175,372
Note receivable – related party – current portion	16,724	16,475
Total Current Assets	1,054,368	988,972

Property and Equipment, net	45,590	44,101

Other Assets
Intellectual property, net	118,069	119,831
Intangible assets	340,387	346,790
Note receivable - related party - net of current portion	400,019	403,975
Other	17,207	18,113
Total Other Assets	875,682	888,709

TOTAL ASSETS	$1,975,640	$1,921,782

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$142,173	$195,899
Accrued expenses and taxes	161,228	108,103
Accrued interest – related party	28,328	25,973
Deferred revenue	225,095	220,867
Notes payable - related party	42,067	107,850
Note payable - current portion	60,115	81,058
Total Current Liabilities	659,006	739,750

Long-Term Debt
Note payable, net of current portion	1,142,127	1,148,448

TOTAL LIABILITIES	1,801,133	1,888,198

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 35,508,091 shares issued and outstanding (2010 – 34,974,758)	35,507	34,974
Additional paid in capital	1,413,311	1,252,393
Stock warrants	513,181	470,632
Stock subscription receivable	(7,462)	(10,520)
Accumulated deficit	(1,780,030)	(1,713,895)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	174,507	33,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,975,640	$1,921,782

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

Gross Revenues	$781,110	$754,027

Costs of Ancillary Products and Assembled Components	28,701	48,092
Selling, general and administrative	735,699	691,780
Research and development	64,515	91,371
Total costs and expenses	828,915	831,243

Net Operating (Loss)	(47,805)	(77,216)

Other Income (Expense)	(18,330)	(22,292)

Net (Loss) before Income Taxes	(66,135)	(99,508)

Provision for Income Taxes	-	-

Net (Loss)	$(66,135)	$(99,508)

Weighted average number of
shares outstanding
Basic	35,188,091	33,076,186
Fully Diluted	37,045,473	34,112,615

Net (Loss) per Share
Basic	$(0.00)	$(0.00)
Fully Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF MARCH 31, 2011

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Balance, January 1, 2010	33,056,186	$33,056	$944,774	$147,504	$(25,967)	$(1,578,034)	$(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	-	-	-	16,000

Share based compensation expense	-	-	26,665	-	-	-	26,665

Payments received on stock subscription receivable	-	-	-	-	15,447	-	15,447

Shares issued under private placement financing	1,428,572	1,428	498,572	-	-	-	500,000

Issuance of stock warrants	-	-	(323,128)	323,128	-	-	-

Shares issued in connection with asset acquisition	450,000	450	89,550	-	-	-	90,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(135,861)	(135,861)

Balance, December 31, 2010	34,974,758	34,974	1,252,393	470,632	(10,520)	(1,713,895)	33,584

Shares issued under private placement financing	533,333	533	199,467	-	-	-	200,000

Share based compensation expense	-	-	4,000	-	-	-	4,000

Payments received on stock subscription receivable	-	-	-	-	3,058	-	3,058

Issuance of Stock warrants	-	-	(42,549)	42,549	-	-	-

Net loss for the three months ended March 31, 2011	-	-	-	-	-	(66,135)	(66,135)

Balance, March 31, 2011	35,508,091	$35,507	$1,413,311	$513,181	$(7,462)	$(1,780.030)	$174,507

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss from operations	$(66,135)	$(99,508)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	4,191	3,991
Amortization expense	8,165	1,762
Provision for bad debts	9,000	9,000
Share-based compensation	4,000	4,000

Changes in Assets and Liabilities
(Increase) in accounts receivable	(20,404)	(10,890)
(Increase) decrease in miscellaneous receivable	673	(201)
(Increase) decrease in prepaid expenses	(10,957)	6,480
(Increase) in inventory	(19,387)	(22,975)
(Decrease) in accounts payable	(53,727)	(35,490)
Increase (decrease) in accrued expenses and taxes	53,125	(4,517)
Increase in accrued interest – related party	2,357	2,309
Increase in deferred revenue	4,228	7,466
Net Cash (Used in) Operating Activities	(84,871)	(138,573)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,680)	(6,509)
Increase (decrease) in other assets	906	(20,825)
Payments received on note receivable	3,707	12,955
Net Cash (Used in) Provided by Investing Activities	(1,067)	(14,379)

Cash Flows from Financing Activities:
Principal payments on notes payable – related party	(65,783)	(54,937)
Payments received on stock subscription receivable	3,058	4,666
Principal payments on note payable	(27,264)	(5,705)
Proceeds from issuance of common stock	200,000	-
Net Cash Provided by (Used in) Financing Activities	110,011	(55,976)

Net Increase (Decrease) in Cash and Cash Equivalents	24,073	(208,928)
Cash and Cash Equivalents – Beginning of Year	444,434	408,839
Cash and Cash Equivalents – End of Year	$468,507	$199,911

Supplemental Cash Flow Information:
Cash paid for interest	$21,505	$26,924
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

On February 21, 2011 the Company entered into a definitive agreement with TableMAX Corporation (TMAX) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada. Under the terms of the agreement, the Company has exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain game titles.  See Note 17.

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2010.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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
MARCH 31, 2011

Note 2: Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2011 the Company's bank deposits exceeded the insured amounts.  Management believes it has little risk related to the excess deposits.

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

Intangible Assets
The Company acquired, with an asset purchase agreement from GGLLC, the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including, but not limited to, games, side bets, inventions and ideas.

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
MARCH 31, 2011

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

Substantially all revenue is recognized when it is earned. Clients are typically invoiced one month in advance for content fees and the advance billings are carried as deferred revenue on the balance sheet.  Additionally, clients may be invoiced at the time of shipment or delivery of product sales and invoiced in arrears for performance-based items.  The monthly recurring invoices are based on executed agreements with each client.  Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms was $762,625 and $711,434 for the three months ended March 31, 2011 and 2010 respectively.  Revenue from reimbursement from the sale of product was $18,485 and $42,593.for the three months ended March 31, 2011 and 2010 respectively.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2: Significant Accounting Policies (continued)

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

Note 3: Note Receivable – Related Party

The note receivable at March 31, 2011 and December 31, 2010 was as follows:

	2011	2010
Note receivable	$416,743	$420,450
Less: current portion	(16,724)	(16,475)
Long-term Note Receivable	$400,019	$403,975

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 3: Note Receivable (continued)

The Company acquired, with an asset purchase agreement from the LLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017.  Interest income associated with this note receivable was $6,288 and $6,840 for the three months ended March 31, 2011 and 2010 respectively. The terms of the note were amended in September 2010 whereby (1) the monthly principal and interest payment was reduced to $3,332; (2) the unpaid principal and interest is due August 2015 and (3) the note will be collaterized by a second deed of trust on real property.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At March 31, 2011 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of March 31, 2011 and December 31, 2010:

	2011	2010
Prepaid marketing agreement	$-	$4,000
Prepaid IT system	2,623	7,292
Prepaid insurance	477	463
Prepaid legal	10,016	-
Prepaid trade show expense	17,109	8,583
Prepaid property taxes	1,859	3,718
Prepaid other	3,813	884
Total Prepaid Expenses	$35,897	$24,940

Note 5: Property and Equipment

The Company owned property and equipment, recorded at cost, which consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Computer equipment	$41,189	$37,403
Furniture and fixtures	51,187	51,187
Office equipment	10,320	10,320
Leasehold improvements	5,544	3,650
Subtotal	108,240	102,560
Less: Accumulated depreciation	(62,650)	(58,459)
Property and Equipment, net	$45,590	$44,101

Depreciation expense was $4,191 and $3,991 for the three months ended March 31, 2011 and 2010, respectively.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 6: Accrued Expenses and Taxes
The Company recorded accrued expenses and taxes which consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Wages and related costs	$108,268	$85,515
Accrued expenses and taxes	52,960	22,588
Total Accrued Expenses and Taxes	$161,228	$108,103

Note 7: Long – term Debt
Long - term debt consists of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Note payable to commercial bank	$1,166,279	$1,172,393
Notes payable asset acquisition	35,963	57,113
	1,202,242	1,229,506
Less: Current portion	(60,115)	(81,058
Total Long – term debt	$1,142,127	$1,148,448

The note payable is due to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230. This liability was assumed with the asset purchase agreement from GGLLC.  The note payable financed the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The note agreement remains in the name of GGLLC.

In connection with the Asset Purchase Agreement executed on April 15, 2010, (see Note 18), the Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.

Maturities of the Company’s long-term debt as of March 31, 2011 are as follows:

March 31, 2011	$60,115
2012	26,236
2013	28,243
2014	30,410
2015	32,526
Thereafter	1,024,712
Total Long – term Debt	$1,202,242

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 8: Notes Payable - Related Party

The Company received working capital loans from GGLLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $2,496 and $7,372 for the three months ended March 31, 2011 and 2010 respectively.

Note 9: Commitments and Contingencies
Operating Lease Obligation

The Company leases its offices from a related party that is related to the Company’s CEO.  The initial term of the lease expired August 31, 2010 and there was an option for two six year renewals.  Under the terms of the lease agreement the monthly minimum rental payment was $18,565 and rent increased 3% every year on September 1st.  Effective April 1, 2010 the related party agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  On September 1, 2010 a new lease was entered into for a period of two years with a monthly rental payment of $10,359.  Rent expense was $31,080 and $55,697 for the three months ended March 31, 2011 and 2010 respectively.

Rent to be paid under the lease agreement is summarized as follows:

Twelve months ended March 31, 2012	$124,308
2013	51,795
Total Lease Obligation	$176,103

Legal Proceedings
In the ordinary course of business, we may be involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based in future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.  For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our annual report on Form 10-K for the year ended December 31, 2010.

Sherron Associates, Inc. – A judgment was issued in Washington State against the Company’s CEO and others in a manner unrelated to the Company in 1998.  In 2008, Sherron Associates, Inc., a Washington company, (“Sherron”) claimed to be the assignee of the judgment and disguised through a non-existent company it alleged to control, sued the Company, our CEO and various other parties both related and unrelated to the Company in the Superior Court of the State of Washington for the County of King in 2008.  Sherron claims it is the assignee of the judgment and the Company is the alter-ego of our CEO and therefore responsible for payment of the judgment.  Also in 2008, Sherron filed suit against the Company in Nevada attempting to execute the judgment against certain intellectual property of the Company, claiming the property belongs personally to the Company’s CEO.  The Company disputes all claims and is exempt from any alter-ego claims since it is a fully reporting public entity with a separate and distinct legal existence.  The Company has filed a suit against Sherron in Clark County, Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce a judgment.  In May 2011, Sherron, the Company and our CEO agreed to enter a mediation process.  All litigation is currently stayed, pending the outcome of the mediation.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 9: Commitments and Contingencies (continued)
We deny any liability or wrongdoing in the Sherron litigation.  We believe that the above claims and litigation are without merit and intend to vigorously defend any case brought against us.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

The Company paid legal fees directly to the law firm retained by its CEO.  The law firm was employed in 2009, 2010 and 2011 for the express purpose of defending the Sherron litigation described above.   Total fees from this law firm charged to expense were $4,314 and $12,208 for the three months ended March 31, 2011 and 2010 respectively.

In the ordinary course of conducting its business, the Company may be, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which the Company is a plaintiff.

Note 10: Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of March 31, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $28,912 and $19,912, respectively.

Note 11: Capital Stock

The Company had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011 the Company sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.  During the year ended December 31, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  During the three months ended March 31, 2011, the Company sold 533,333 common shares in a private placement for $200,000.  There were 35,508,091 common shares and -0- preferred shares issued and outstanding at March 31, 2011.

Note 12: Related Party Transactions
The company leases its offices from a related party that is related to the company’s CEO.  Effective September 1, 2010 the lease was renegotiated with the related party, for a period of two years with a monthly rental payment of $10,359.  See Note 9.

The Company has agreed to pay the legal expenses incurred by its CEO’s attorneys pertaining to its defense in the Sherron litigation, (See Note 9).  Total fees from this law firm charged to expense were $4,314 and $12,208 for the three months ended March 31, 2011 and 2010 respectively.

The Company has a note receivable from a related party totaling $416,743 and $420,450 at March 31, 2011 and December 31, 2011 respectively.  See Note 3.

The Company has a note payable to a related party totaling $42,067 and $107,850 at March 31, 2011 and December 31, 2010 respectively. Additionally there is accrued interest owed to the related party totaling $28,328 and $25,973 at March 31, 2011 and December 31, 2010 respectively.  See Note 8.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 13: Other Income (Expenses)

Other income (expenses) of the Company consists of the following for the three months ended March 31, 2011 and 2010:

	2011	2010
Interest income	$6,288	$6,840
Interest expense	(24,618)	(29,132)
Total Other Income (Expenses)	$(18,330)	$(22,292)

Note 14: Income Taxes

For the three months ended March 31, 2011 and year ended December 31, 2010, the Company incurred a net loss and, therefore, has no tax liability.  The Company has a previous net operating loss carry-forward of $1,160,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,226,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, the Company has a foreign tax credit carry-forward of approximately $192,114 that can be used in the future to offset federal income tax owed.

The Company periodically reviews the need for a valuation allowance against deferred tax assets based upon earnings history and trends.  The Company believes that the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$416,840	$394,400
Valuation allowance	(416,840)	(394,400)
Net Deferred Tax Asset	$-	$-

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009, the Company sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of March 31, 2011 and December 31, 2010, $7,462 and $10,520 was still outstanding and has been recorded as a stock subscription receivable.

During the year ended December 31, 2010 the Company sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  Additionally, during the year ended December 31, 2010 the Company issued 40,000 shares of common stock in settlement of accounts payable and, in connection with an asset acquisition, the Company issued 450,000 shares of common stock.  See Note 18.

On February 24, 2011 the Company sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 16: Stock Warrants and Options

As indicated in Note 15 the Company issued 714,286 warrants in connection with the sale of common stock during the year ended December 31, 2010.  Additionally the Company issued 266,667 warrants in connection with the sale of common stock during the quarter ended March 31, 2011. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. The Company has estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 for the year ended December 31, 2010 and $42,549 for the quarter ended March 31, 2011, respectively using the Black-Scholes option pricing model.

The Company issued 46,250 stock options to a board member during each of the three months ended March 31, 2011 and 2010. The warrants were valued at the fair market value of the services performed which resulted in an expense of $4,000 in each of the three months ended March 31, 2011 and 2010 respectively.

Key assumptions used by the Company are summarized as follows:

	Warrants issued year ended December 31, 2010	Warrants issued quarter ended March 31, 2011
Volatility	165%	146%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	1.63%	0.0066%
Expected term (in years)	3.0	3.0

The warrants issued have been accounted for as an equity transaction. The cost of the options issued to the board member was classified as operating expenses for the three months ended March 31, 2011 and 2010 respectively.

A summary of changes in share purchase warrants during the quarter ended March 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	1,750,715	$0.40
Issued	266,667	$0.40
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2011	2,017,382	$0 .40

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 16: Stock Warrants and Options (continued)

A summary of changes in stock options during the quarter ended March 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	291,250	$0.4325
Issued	46,250	$0.3800
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2011	337,500	$0.4253

Note 17: Definitive Agreement with TableMAX Corporation

On February 21, 2011 the Company entered into a definitive agreement (“Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and Mr. Ariel Emanuel, a principal investor in TMAX.  Under the terms of the Agreement the Company has exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain games titles.  The Company created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by the Company and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the Agreement is five years.  At any time during the term of the agreement, either TMAX or the Company may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the agreement then each party must indicate to the other party no later than six months from the scheduled expiration of the Agreement their intent to renew the Agreement for a term of at least one year.

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

GALAXY GAMING, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Agreement also has a bonus performance provision, whereby the Company will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.  No performance bonuses have been paid during the three months ended March 31, 2011.

Note 19: Subsequent Events

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2011 to May 16, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Company Overview and Plan of Operation

We are engaged in the business of developing proprietary casino table games and associated technology and systems for the gaming industry.  We receive fees in the form of recurring revenues for our intellectual property, technology and services we provide to land-based, riverboat and cruise ship casinos in the United States and internationally.  Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  Historically, our revenues are primarily derived from two product categories we classify as “Proprietary Table Games” and “Enhanced Table Systems”.  The Enhanced Table Systems serves as a vehicle to deploy additional Proprietary Table Games and provide us with added revenue streams via performance payments.  We are also seeking to increase our revenues through interconnected systems related to gaming operations which we refer to as the “Inter-Casino Jackpot System.” Also in February 2011, we entered the fully automated “e-Table Systems” business as a result of a business arrangement with TableMAX Corporation.

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

Inter-Casino Jackpot System

In 2009, we saw an opportunity to leverage the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network.  On July 1, 2010 we commenced our Inter-Casino Jackpot System program in Washington State as a result of authorization we received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Commission instructed the Company to discontinue this program due to alleged inconsistencies with existing Commission rules.  The preliminary demand for this product and the resulting revenues the Company recorded during the period the program was authorized, indicated this opportunity could be substantially beneficial to the Company if allowed to continue.  On March 5, 2011, the Company submitted a Petition for Rule Change to the Commission, which if approved, will allow us to offer this system in Washington.  Our petition is scheduled to be presented to the Commission for their consideration for filing at their July 14, 2011 meeting.  The Company is also seeking to commence this program in other jurisdictions.

In April, 2011, using our proprietary Andromeda Series – Stage 2 Bonus Jackpot System, we implemented our Inter-Casino Jackpot System in Nevada by connecting nine casinos located in Las Vegas which are operated by Station Casinos, a Las Vegas based, locals oriented, casino chain.  This system links our proprietary Deuces Wild game operating in each of the nine casinos and allows Station Casinos to offer a combined jackpot.  The Company is also seeking to commence this program in other jurisdictions.

e-Table Systems

On February 21, 2011, we entered into a definitive agreement with TableMAX Corporation granting us the worldwide rights (excluding one international and two U.S. territories) to the TableMAX e-Table system various domestic and international.  The TableMAX e-Table system is a fully automated, dealer-less, five player electronic table game platform.  These platforms will allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

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

During the period last year when we operated the system, we collected critical information including the player acceptance and participation and the potential profitability of operating the Inter-Casino Jackpot System.  This information led us to continue to seek opportunities to offer this system.  As a result, the Company submitted a Petition for Rule Change to the Washington State Gambling Commission, on March 5, 2011.  Subsequently, we have had discussions with the Gambling Commission, which may cause us to alter our Petition, prior to presenting it to the Commissioners for filing at their next regularly scheduled meeting on July 14, 2011.  We believe the anticipated alterations to our Petition to be fiscally immaterial and if approved, we expect to offer this system to casino operators in Washington later this year.

In April, 2011, we implemented our Inter-Casino Jackpot System in Nevada by connecting nine casinos located in Las Vegas which are operated by Station Casinos, a Las Vegas based, locals oriented, casino chain.  This system links our proprietary Deuces Wild game operating in each of the nine casinos and allows Station Casinos to offer a combined jackpot.  We collect a fee from our casino clients based upon their player’s participation in the Inter-Casino Jackpot System.  We believe these fees collected could become a significant portion of our overall revenues.

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

Expected Changes in Number of Employees, Plant, and Equipment

We do not have plans to purchase significant physical plant or equipment during the next twelve months.  As we continue to grow and expand our business, we will evaluate the necessary increases to our employee base over the course of the year.

Results of Operations for the Three Months Ended March 31, 2011

For the three months ended March 31, 2011 our continuing operations generated gross revenues of $781,110, compared to gross revenues of $754,027 for the three months ended March 31, 2010.  We experienced increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform offset by a decline in sale or reimbursement of our manufactured equipment.   The decrease in our installations of our Bonus Jackpot System resulted in a decrease of costs of ancillary products and assembled components from $48,092 in the prior quarter to $28,701 for the current quarter.  Selling, general and administrative expenses for the quarter were $735,699, compared to 2010 selling, general and administrative expenses of $691,780.  We experienced increases in payroll and related costs offset by a reduction in legal and regulatory costs and rent. Research and development expenses for the quarter were $64,515, a decrease of approximately 30% over the first quarter 2010 research and development expenses of $91,371.  The decrease was primarily due to a reduction in payroll and related benefits. Other expenses decreased from $22,292 in 2010 to $18,330 in 2011 due to decreased interest expense.

Net loss from continuing operations for the three months ended March 31, 2011 was $66,135, compared to a loss from continuing operations of $99,508 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $1,054,368 and total assets in the amount of $1,975,640. Our total current liabilities as of March 31, 2011 were $659,006.  Our working capital increased from $249,222 at December 31, 2010 to $395,362 at March 31, 2011.  The increase in working capital was due to an increase in cash and inventory and a reduction in accounts payable and notes payable-related party.

At March 31, 2011, other than the commitment from the major shareholder of TableMAX to provide a line of credit specific to acquiring inventory for the Table MAX system, we do not have any available third-party lines or letters of credit.  Furthermore we do not have any written or oral commitments from officers or shareholders to provide the Company with loans or advances to support our operations or fund potential acquisitions.

Galaxy’s operating activities used $84,871 in cash for the three months ended March 31, 2011 compared to $138,573 of cash used for the three months ended March 31, 2010.  The primary components of our negative operating cash flow for the three months ended March 31, 2011 were net loss from operations of $66,135, increases in inventory of $19,387 and a decrease in accounts payable of $53,727 offset by an increase in accrued expenses and taxes of $53,125 and non cash charges consisting of depreciation and amortization expenses, $12,356; provision for bad debts, $9,000; and share based compensation, $4,000.

Cash flows used in investing activities for the three months ended March 31, 2011 were $1,067, consisting of $3,707 in payments received on a note receivable and a decrease in other assets of $906 offset by $5,680 in acquisition of property and equipment.  Cash generated by financing activities during the three months ended March 31, 2011 were $110,012 consisting of proceeds from the sale of common stock in the amount of $200,000, and payments received on stock subscription receivable totaling $3,058 offset by $65,783 in payments on notes payable-related party and $27,264 in payments on notes payable.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2011.

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

Galaxy Gaming, Inc

Date:	May 16, 2011
By: /s/ Robert Saucier Robert Saucier President, Chief Executive Officer and Director

Galaxy Gaming, Inc

Date:	May 16, 2011
By: /s/ Andrew Zimmerman Andrew Zimmerman Chief Financial Officer, Treasurer and Secretary