Form 10-Q
period 2011-06-30
Galaxy Gaming, Inc.
filed 2011-08-22
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,508,091 common shares as August 22, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Derived from Audited financial statements);

F-2	Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited);

F-3	Statements of Stockholders’ Equity (Deficit) as of June 30, 2011 (unaudited);

F-4	Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited);

F-5 – F-16	Notes to Financial Statements;

GALAXY GAMING, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
		Derived from audited financial statements
ASSETS
Current Assets
Cash and cash equivalents	$174,729	$444,434
Accounts receivable - trade, net	277,555	311,961
Miscellaneous receivables	100,673	15,790
Prepaid expenses	69,356	24,940
Inventory	197,653	175,372
Note receivable — related party — current portion	16,976	16,475
Total Current Assets	836,942	988,972

Property and Equipment, net	44,596	44,101

Other Assets
Intellectual property, net	116,307	119,831
Intangible assets, net	333,984	346,790
Note receivable - related party - net of current portion	396,003	403,975
Products leased and held for lease, net	12,872	—
Other	16,300	18,113
Total Other Assets	875,466	888,709

TOTAL ASSETS	$1,757,004	$1,921,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$189,010	$195,899
Accrued expenses and taxes	166,039	108,103
Accrued interest — related party	—	25,973
Deferred revenue	212,793	220,867
Notes payable - related party	4,962	107,850
Note payable - current portion	39,098	81,058
Total Current Liabilities	611,902	739,750

Long-Term Debt
Note payable, net of current portion	1,135,918	1,148,448

TOTAL LIABILITIES	1,747,820	1,888,198

STOCKHOLDERS’ EQUITY
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 35,508,091 shares issued and outstanding (2010 — 34,974,758)	35,507	34,974
Additional paid in capital	1,421,311	1,252,393
Stock warrants	513,181	470,632
Stock subscription receivable	(4,404)	(10,520)
Accumulated deficit	(1,956,411)	(1,713,895)
TOTAL STOCKHOLDERS’ EQUITY	9,184	33,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,757,004	$1,921,782

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Gross Revenues	$749,085	$735,569	$1,530,196	$1,489,596

Costs of Ancillary Products and Assembled Components	16,479	10,768	45,179	58,860
Selling, general and administrative	814,936	613,176	1,549,895	1,308,420
Research and development	77,228	66,873	142,484	154,780
Total costs and expenses	908,643	690,817	1,737,558	1,522,060

Income (Loss) from operations	(159,558)	44,752	(207,362)	(32,464)

Other Income (Expense)	(16,824)	(23,994)	(35,154)	(46,286)

Income (Loss) before Income Taxes	(176,382)	20,758	(242,516)	(78,750)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(176,382)	$20,758	$(242,516)	$(78,750)

Weighted average number of shares outstanding
Basic	35,508,091	34,524,758	35,348,091	33,800,472
Fully Diluted	37,525,473	36,275,473	37,285,473	35,194,044

Net Income (Loss) per Share
From Operations	$(0.01)	$0.00	$(0.01)	$(0.00)
Fully Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

AS OF JUNE 30, 2011

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Balance, January 1, 2010	33,056,186	$33,056	$944,774	$147,504	$(25,967)	$(1,578,034)	$(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	—	—	—	16,000

Share based compensation expense	—	—	26,665	—	—	—	26,665

Payments received on stock subscription receivable	—	—	—	—	15,447	—	15,447

Shares issued under private placement financing	1,428,572	1,428	498,572	—	—	—	500,000

Issuance of stock warrants	—	—	(323,128)	323,128	—	—	—

Shares issued in connection with asset acquisition	450,000	450	89,550	—	—	—	90,000

Net loss for the year ended December 31, 2010	—	—	—	—	—	(135,861)	(135,861)

Balance, December 31, 2010	34,974,758	34,974	1,252,393	470,632	(10,520)	(1,713,895)	33,584

Shares issued under private placement financing	533,333	533	199,467	—	—	—	200,000

Share based compensation expense	—	—	12,000	—	—	—	12,000

Payments received on stock subscription receivable	—	—	—	—	6,116	—	6,116

Issuance of Stock warrants	—	—	(42,549)	42,549	—	—	—

Net loss for the six months ended June 30, 2011	—	—	—	—	—	(242,516)	(242,516)

Balance, June 30, 2011	35,508,091	$35,507	$1,421,311	$513,181	$(4,404)	$(1,956,411)	$9,184

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss for the period	$(242,516)	$(78,750)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	8,873	7,291
Amortization expense	16,331	9,927
Provision for bad debts	18,000	18,000
Share-based compensation	12,000	8,000
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	16,406	(1,131)
(Increase) in miscellaneous receivable	(84,883)	(7,834)
(Increase) Decrease in prepaid expenses	(44,416)	4,552
(Increase) in Inventory	(22,282)	(41,873)
(Decrease) Increase in accounts payable	(6,889)	(101,375)
Increase (Decrease) in accrued expenses and taxes	57,936	(13,246)
(Decrease) Increase in accrued interest — related party	(25,973)	4,670
(Decrease) Increase in deferred revenue	(8,074)	7,069
Net Cash Used in Operating Activities	(305,487)	(184,700)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(9,368)	(6,509)
(Increase) in products leased and held for lease	(12,872)	—
(Decrease) increase in other assets	1,812	(14,481)
Payments received on note receivable	7,471	26,106
Net Cash Provided by (Used) in Investing Activities	(12,957)	5,116

Cash Flows from Financing Activities:
Payments on notes payable — related party	(102,887)	(121,124)
Collection of stock subscription receivable	6,116	9,330
Payments on note payable	(54,490)	(38,559)
Proceeds from issuance of common stock	200,000	500,000
Net Cash Provided by Financing Activities	48,739	349,647

Net Increase (Decrease) in Cash and Cash Equivalents	(269,705)	170,063
Cash and Cash Equivalents — Beginning of Year	444,434	408,839
Cash and Cash Equivalents — End of Year	$174,729	$578,902

Supplemental Cash Flow Information:
Cash paid for interest	$21,505	$55,454
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 1: Nature of Operations

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” is defined as Galaxy Gaming, Inc.

Galaxy Gaming, LLC (“GGLLC”), an entity controlled by our CEO was organized as a Nevada limited liability company on September 27, 2000.  Galaxy Gaming, Inc. (“GGINC”) was incorporated in the State of Nevada on December 29, 2006.  On January 1, 2007 GGLLC, entered into an agreement with GGINC whereby GGLLC sold selected assets, such as inventory and fixed assets, to GGINC.  Additionally GGINC and GGLLC executed an equity exchange agreement effective January 1, 2007 whereby GGLLC transferred all of its membership interests in various operating subsidiaries, including the existing client base, to GGINC in exchange for stock of GGINC.  Similarly GGINC entered into an equity exchange agreement effective January 1, 2007 with another entity controlled by our CEO whereby that entity transferred all of its membership interests in various operating subsidiaries, including its existing client base, to GGINC in exchange for stock of GGINC.  On December 31, 2007, GGLLC entered into an asset purchase agreement with GGINC.  Pursuant to this agreement GGINC acquired GGLLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  In connection with the transaction, GGINC agreed to assume a note receivable (see note 3) and a payment obligation (see note 7) from GGLLC.

On February 10, 2009, Secured Diversified Investment, Ltd. (“SDI”) acquired all of the issued and outstanding stock of Galaxy Gaming, Inc. (“GGINC”) pursuant to the terms of a share exchange agreement.  Following the closing of the share exchange agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, GGINC.

In August of 2009 upon filing articles of merger in Nevada, GGINC was merged into SDI.  At the effective date the separate legal existence of GGINC ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc..

We design, manufacture and market casino table games and electronic jackpot bonus system platforms played in land-based and cruise ship gaming establishments.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights.  We market our products and licensed intellectual property via our own sales force to casinos throughout North America and the Caribbean and to cruise ships worldwide.  Revenues come primarily from recurring royalties received from our clients for the licensing of game content and other fees paid based upon the performance of our electronic platforms.  Additionally, the Company receives revenue as reimbursement from the sale of its associated products.

On February 21, 2011, we entered into a definitive agreement with TableMAX Corporation (TMAX) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada.  Under the terms of the agreement, we obtained exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain game titles.  See Note 17.

Note 2: Significant Accounting Policies

This summary of our significant accounting policies is presented to assist in understanding Galaxy Gaming, Inc.’s financial statements.  The financial statements and notes are representations of our management, who are responsible for their integrity and objectivity.  These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied to the preparation of the financial statements.

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

JUNE 30, 2011

Note 2: Significant Accounting Policies (continued)

Basis of Accounting

The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  Revenues are recognized as income when earned and expenses are recognized when they are incurred.  We do not have significant categories of cost as our income is recurring with high margins.  Expenses such as wages, consulting expenses, legal and professional fees, advertising and rent are recorded when the expense is incurred.

Cash and Cash Equivalents

We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

Our bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Inventory

Inventory consists of products designed to enhance table games, such as signs, layouts, bases for the different signs and electronic devices to support our enhanced bonus platforms.  The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends.  Signs and layouts do not change unless the table game changes.  We do not allocate overhead to inventory as such costs are not significant.

Products leased and held for lease

Beginning with the quarter ended June 30, 2011, we began to provide table games with electronic enhancements whereby we collect monthly recurring fees associated with the performance of the system.  Since we retain title to the equipment, these assets are classified as “Products leased and held for lease” on the accompanying Balance Sheets.  These assets are stated at cost, net of depreciation.  Depreciation on leased products is calculated using the straight-line method over a one year period.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, miscellaneous receivables, prepaid expenses, inventory, notes receivable - related party, accounts payable, accrued expenses and taxes, deferred revenue, notes payable - related party and notes payable approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

Intangible Assets

We acquired through an asset purchase agreement with GGLLC the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including, but not limited to, games, side bets, inventions and ideas.

These intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives of twenty years.  The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  These assets were transferred at cost. We purchased back a regional territory from an outside sales representative.  The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 2: Significant Accounting Policies (continued)

As more fully described in Note 18, We executed an asset purchase agreement on April 15, 2010 with T&P Gaming, Inc., and its majority owners whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game.

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

Revenue Recognition

Revenue is primarily derived from the licensing of products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated recurring licensing fees for table game content and the performance of the electronic table game platform.  We also receive a one-time sale or reimbursement of the manufactured equipment.  When a table game is licensed without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When a table game is licensed with electronic enhancements, such as the Bonus Jackpot System, we generally sell the associated products, negotiate a month-to-month license fee for the game content, and collect an additional recurring fee associated with the performance of the system such as a fee per each wager placed.  We will also license table games with electronic enhancements whereby we collect just a month-to-month fee associated with the performance of the system.

Substantially all revenue is recognized when it is earned.  Clients are typically invoiced one month in advance for content fees and the advance billings are carried as deferred revenue on the balance sheet.  Additionally, clients may be invoiced at the time of shipment or delivery of product sales and invoiced in arrears for performance-based items.  The monthly recurring invoices are based on executed agreements with each client.  Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms was $1,506,600 and $1,433,941 for the six months ended June 30, 2011 and 2010 respectively.  Revenue from reimbursement of manufactured equipment and the sale of product was $23,596 and $55,655 for the six months ended June 30, 2011 and 2010 respectively.

Revenue as reimbursement from the sale of our associated products is recognized when the following criteria are met:

•                  Persuasive evidence of an arrangement between us and our client exists.

•                  Shipment has occurred.

•                  The price is fixed and or determinable; and

•                  Collectability is reasonably assured or probable

The software included in the Bonus Jackpot System serves to assist in the count of the number of wages; essentially the software is incidental to the operation of the system.  As such, we do not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is sold.  Furthermore, we do not market the software separately from the equipment.

Costs of Ancillary Products and Assembled Components

Costs of Ancillary Products and Assembled Components include pay tables, layouts and signage as it relates to a specific proprietary game that our clients may elect to purchase in connection with the use of our game and the cost of the assembled components of the Bonus Jackpot System.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 2: Significant Accounting Policies (continued)

Research and Development

Research and development costs are charged to expense when incurred and are included in the consolidated statements of operations. These costs include salaries, benefits, and other internal costs allocated to software and hardware development efforts, as well as purchased components.

Deferred Income Taxes

Deferred income taxes are recognized by applying enacted statutory rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of our asset and liabilities.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  During the year ended December 31, 2010 our board of directors approved the adoption of a stock option plan.  We have not granted any stock options under this plan.

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

Note 3: Note Receivable — Related Party

The note receivable at June 30, 2011 and December 31, 2010 was as follows:

	2011	2010
Note receivable	$412,979	$420,450
Less: current portion	(16,976)	(16,475)
Long-term Note Receivable	$396,003	$403,975

We acquired, with an asset purchase agreement from GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know- how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017.  Interest income associated with this note receivable was $12,521 and $13,484 for the six months ended June 30, 2011 and 2010 respectively.  The terms of the note were amended in September 2010 whereby (1) the monthly principal and interest payment was reduced to $3,332; (2) the unpaid principal and interest is due August 2015 and (3) the note will be collateralized by a second deed of trust on real property.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 3: Note Receivable (continued)

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At June 30, 2011 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of June 30, 2011 and December 31, 2010:

	2011	2010
Prepaid marketing agreement	$3,000	$4,000
Prepaid IT system	15,466	7,292
Prepaid insurance	3,106	463
Prepaid legal	1,059	—
Prepaid trade show expense	42,869	8,583
Prepaid property taxes	—	3,718
Prepaid other	3,856	884
Total Prepaid Expenses	$69,356	$24,940

Note 5: Property and Equipment

Property and equipment, recorded at cost, consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Computer equipment	$41,189	$37,403
Furniture and fixtures	53,126	51,187
Office equipment	10,320	10,320
Leasehold improvements	7,293	3,650
Subtotal	111,928	102,560
Less: Accumulated depreciation	(67,332)	(58,459)
Property and Equipment, net	$44,596	$44,101

Depreciation expense was $8,873 and $7,291 for the six months ended June 30, 2011 and 2010, respectively.

Note 6: Accrued Expenses and Taxes

We recorded accrued expenses and taxes which consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Wages and related costs	$115,843	$85,515
Accrued expenses and taxes	50,196	22,588
Total Accrued Expenses and Taxes	$166,039	$108,103

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 7: Long-term Debt

Long - term debt consists of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Note payable	$1,160,523	$1,172,393
Notes payable, asset acquisition	14,493	57,113
	1,175,016	1,229,506
Less: Current portion	(39,098)	(81,058)
Total Long — term debt	$1,135,918	$1,148,448

The note payable is paid to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230.  The payments to the commercial bank are related to the asset purchase agreement from GGLLC.  This arrangement financed the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  The promissory note agreement with the bank remains in the name of GGLLC which is solely responsible for adhering to all of its terms, conditions and obligations.

In connection with the T&P Agreement executed on April 15, 2010, (see Note 18), the Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.

Maturities of our long-term debt as of June 30, 2011 are as follows:

June 30, 2011	$39,098
2012	26,726
2013	28,773
2014	30,976
2015	33,136
Thereafter	977,209
Total Long — term Debt	$1,135,918

Note 8: Notes Payable - Related Party

We received working capital loans from GGLLC, a related party, in 2008 and 2007.  The loans bear 9% interest and are due 90 days after demand.  The terms of the loan call for interest to be accrued on interest if payments are not made.  Interest expense associated with these loans was $3,573 and $13,498 for the six months ended June 30, 2011 and 2010 respectively.  The notes were paid in full in July 2011.

Note 9: Commitments and Contingencies

Operating Lease Obligation

We lease our offices from a party that is related to our CEO.  The initial term of the lease expired August 31, 2010 and there was an option for two six year renewals.  Under the terms of the lease agreement the monthly minimum rental payment was $18,565 and rent increased 3% every year on September 1st.  Effective April 1, 2010, the landlord agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  On September 1, 2010, a new lease was entered into for a period of two years with a monthly rental payment of $10,359.  Rent expense was $62,154 and $82,824 for the six months ended June 30, 2011 and 2010 respectively.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 9: Commitments and Contingencies (continued)

Rent to be paid under the lease agreement is summarized as follows:

Twelve months ended June 30, 2012	$124,308
2013	20,718
Total Lease Obligation	$145,026

Legal Proceedings

In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict.  In accordance with SFAS 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

Sherron Associates, Inc. — A judgment was issued in Washington State against our CEO and others in a matter unrelated to us in 1998.  Sherron Associates, Inc., a Washington company, (“Sherron”) subsequently obtained the judgment and in 2008, filed suit against us in Washington claiming we are the alter-ego of our CEO and therefore responsible for payment of the judgment.  Also in 2008, Sherron filed suit against us in Nevada attempting to execute the judgment against certain intellectual property of ours, claiming the property belongs personally to our CEO.

We deny any liability or wrongdoing in the Sherron litigation and dispute all claims and that the associated litigation against us is without merit.  We contend that, among other defenses, we are not the judgment debtor and are exempt from any alter-ego claims and are an independent entity with a distinct and separate legal existence.  We intend to use any and all actions and remedies available to avoid adverse financial impact from these proceedings and we intend to continue to vigorously defend the cases brought against us.  We have filed an action against Sherron in Nevada for various abuses of process in the litigation and their malicious attempts to improperly enforce a judgment.

All litigation relating to Sherron is currently stayed pending the outcome of mediation including us, our CEO and Sherron.  In the event mediation is unsuccessful, the stays could be lifted and our legal fees pertaining to this litigation could increase until the matter has reached a final conclusion.  In the event Sherron prevails in any of its attempts against us, we may be liable for damages in an amount up to two million dollars, and could experience difficulty in paying or obtaining the financing to pay a properly adjudicated liability to Sherron.  We may also be required to pay a licensing fee to Sherron to continue using the intellectual property upon which one of our games is based and there is no guarantee that a viable licensing arrangement could be negotiated with Sherron.  Should Sherron prevail in its litigation against us, our business could be adversely materially impacted.

In the course of defending ourselves, we paid legal fees directly to the law firm retained by our CEO to represent him for the express purpose of quashing the underlying judgment which is the subject of the Sherron litigation.  Total fees from this law firm charged to expense were $5,376 and $12.797 for the six months ended June 30, 2011 and 2010 respectively.

California Administrative Licensing Action - In 2002, Galaxy Gaming of California, LLC, (“GGCA”) a subsidiary of GGLLC, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California.  At the time, our CEO was a member of GGCA and was required to be included in the application process.  The Division of Gambling Control of the California Department of Justice (the “Division”) processed the application and in 2005 made an initial recommendation to the Commission alleging GGCA was unsuitable.  GGCA and our CEO claimed that the process conducted by the Division was seriously flawed and biased and in December 2006, exercised its right to have an administrative law judge (“ALJ”) further adjudicate the process.  The Commission assigned the matter for adjudication before an ALJ.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 9: Commitments and Contingencies (continued)

On January 1, 2007, we acquired GGCA including the related client base and recurring revenue in connection with the execution of the equity exchange agreement with GGLLC.  At the time, the Division (since renamed the “Bureau” of Gambling Control) had not filed a statement of issues against GGCA or our CEO.  On February 10, 2009, we applied to the Commission for a finding of suitability.  The Bureau filed its statement of issues against GGCA and our CEO in October, 2009.  An abandonment of the GGCA application was sought since the entity ceased business operations and was later dissolved.  The abandonment request has not been acted upon by the Commission.  A hearing with the assigned ALJ regarding the GGCA application began in June, 2011.  The hearing has been continued and is scheduled to re-convene in January 2012.

Because the Bureau names our CEO in the statement of issues, our ability to continue to conduct business in California could be contingent upon a successful resolution of this action.  During these proceedings, we are entitled to conduct business in California, provided that, we obtain the requisite authorization with each tribe in California either through obtainment of an appropriate license or an exempt status determination.  The current administrative action could limit our future ability to obtain such tribal authorizations. Total revenues derived from California for the six months ended June 30, 2011 was $66,421.  As such we intend to continue to vigorously defend the administrative action, to seek the abandonment of the GGCA application and to seek an independent finding of suitability with the Commission.  If there is not a successful resolution to this matter, we could be precluded from operating and selling in California which could significantly impact our current revenue base and ability to generate additional income.  An adverse finding of suitability could also influence other gaming regulatory agencies and negatively affect our ability to conduct business in those jurisdictions.  If the ALJ recommends that the Commission deny licensure, the ALJ may, upon presentation of suitable proof, order the licensee or applicant for a license to pay reasonable costs of the investigation and prosecution of the case.  Although the action is against our CEO and GGCA, it is unknown whether the Bureau will attempt to seek reimbursement against us or whether the ALJ would grant such a request.

Note 10: Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of June 30, 2011 and December 31, 2010, we had an allowance for doubtful accounts of $20,865 and $38,712, respectively.

Note 11: Capital Stock

We have 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2011 and December 31, 2010.  During the six months ended June 30, 2011, we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.  During the year ended December 31, 2010, we sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  There were 35,508,091 common shares and -0- preferred shares issued and outstanding at June 30, 2011.

Note 12: Related Party Transactions

The company leases its offices from a party that is related to our CEO.  Effective September 1, 2010 the lease was renegotiated with the landlord, for a period of two years with a monthly rental payment of $10,359.  See Note 9.

We have agreed to pay the legal expenses incurred by our CEO’s attorneys pertaining to its defense in the Sherron litigation, (See Note 9).  Total fees from this law firm charged to expense were $5,376 and $12.797 for the six months ended June 30, 2011 and 2010 respectively.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 12: Related Party Transactions (continued)

We have a note receivable from a related party totaling $412,979 and $420,450 at June 30, 2011 and December 31, 2011 respectively.  See Note 3.

We have a note payable to a related party totaling $4,962 and $107,850 at June 30, 2011 and December 31, 2010 respectively.  Additionally there is accrued interest owed to the related party totaling $0 and $25,973 at June 30, 2011 and December 31, 2010 respectively.  The obligation was paid in full in July 2011.  See Note 8.

Note 13: Other Income (Expenses)

Other income (expenses) consists of the following for the six months ended June 30, 2011 and 2010:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 2011	June 2010	June 2011	June 2010
Interest income	$6,232	$6,644	$12,520	$13,484
Interest expense	(23,056)	(30,638)	(47,674)	(59,770)
Total Other Income (Expenses)	$(16,824)	$(23,994)	$(35,154)	$(46,286)

Note 14: Income Taxes

For the six months ended June 30, 2011 and year ended December 31, 2010, we incurred a net loss and, therefore, have no tax liability.  We have a previous net operating loss carry-forward of $1,160,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,226,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, we have a foreign tax credit carry-forward of approximately $203,627 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends.  We believe that the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$461,100	$378,700
Valuation allowance	(461,100)	(378,700)
Net Deferred Tax Asset	$—	$—

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009, we sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of June 30, 2011 and December 31, 2010, $4,404 and $10,520 was still outstanding and has been recorded as a stock subscription receivable.

During the year ended December 31, 2010, we sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  Additionally, during the year ended December 31, 2010, we issued 40,000 shares of common stock in settlement of accounts payable and, in connection with an asset acquisition, issued 450,000 shares of common stock.  See Note 18.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures (continued)

On February 24, 2011, we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

Note 16: Stock Warrants and Options

As indicated in Note 15, we issued 714,286 warrants in connection with the sale of common stock during the year ended December 31, 2010.  Additionally, we issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011.  We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 for the year ended December 31, 2010 and $42,549 for the quarter ended June 30, 2011, respectively using the Black-Scholes option pricing model.

We issued 138,750 and 92,500 stock options to our board members during each of the six months ended June 30, 2011 and 2010 respectively.  The warrants were valued at the fair market value of the services performed which resulted in an expense of $12,000 and $8,000 for the six months ended June 30, 2011 and 2010 respectively.

Key assumptions used by us are summarized as follows:

	Warrants issued year ended December 31, 2010	Warrants issued six months ended June 30, 2011
Volatility	165%	146%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	1.63%	0.0066%
Expected term (in years)	3.0	3.0

The warrants issued have been accounted for as an equity transaction.  The cost of the options issued to our board members was classified as operating expenses for the six months ended June 30, 2011 and 2010 respectively.

A summary of changes in share purchase warrants during the six months ended June 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	1,750,715	$0.40
Issued	266,667	$0.40
Exercised	—	—
Expired	—	—
Outstanding, June 30, 2011	2,017,382	$0 .40

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 16: Stock Warrants and Options (continued)

A summary of changes in stock options during the six months ended June 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	291,250	$0.4325
Issued	138,750	$0.3267
Exercised	—	—
Expired	—	—
Outstanding, June 30, 2011	430,000	$0.3983

Note 17: Business Relationship

On February 21, 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and Mr. Ariel Emanuel, a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain games titles.  We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

TMAX agreed to assign, for the term of the TMAX Agreement, all of its existing gaming installations and usable inventory to the TableMAX Division.  We agreed to furnish our intellectual property relating to our table game content for use by the TableMAX Division, royalty-free for the term of the TMAX Agreement.  The TMAX Agreement specifies annual performance targets whereby we are required, on a cumulative basis, to have minimum table placements.  If we fail to meet the performance criteria as defined in the TMAX Agreement, we will be required to pay TMAX the difference between TMAX’s share of the actual profit obtained by the TableMAX Division and the estimated profit that would have been obtained if the minimum performance criteria had been obtained.

We are responsible for the losses of the TableMAX Division however, TMAX has agreed to reimburse us during the first 12 months from the date of the TMAX Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000.  Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement.

Included in Miscellaneous receivables is $89,640 representing reimbursement due from TMAX at June 30, 2011.

Note 18: Asset Acquisition

On April 15, 2010 we executed an asset purchase agreement (“T&P Agreement”) with T&P Gaming, Inc., and its majority owners (“Sellers”) whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

Note 18: Asset Acquisition (continued)

The purchase price of $216,000 was allocated as follows:

Description	Amount
Client installation base	$115,200
Patent	10,800
Trademark	13,000
Territorial license	77,000
Total	$216,000

The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 are required with the first payment paid upon closing.  Additionally, we agreed to transfer to the Sellers $90,000 worth of our common stock at such time the Sellers assigned the valid and fully enforceable patent to us.  Such assignment was completed and 450,000 shares of our common stock were issued during the year ended December 31, 2010.

The T&P Agreement also has a bonus performance provision, whereby we will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.  No performance bonuses have been paid during the six months ended June 30, 2011 and June 30, 2010.

Note 19: Subsequent Events

In accordance with SFAS 165 (ASC 855-10), we have analyzed its operations subsequent to June 30, 2011 to August 15, 2011, the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

Company Overview and Plan of Operation

We are engaged in the business of developing proprietary casino table games and associated technology and systems for the gaming industry.  Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  We receive fees in the form of recurring revenues for our intellectual property, technology and services that we provide to land-based, riverboat and cruise ship casinos in the United States and internationally.  Currently, we have an installed base of our products on over 1,940 gaming tables.  Typically over 90% of our total revenues are recurring.  These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%.  We report this as “revenues less cost of ancillary products and assembled components” on our financial statements.  Our recurring revenues are derived primarily from negotiated fixed monthly fees and more recently via monthly performance payments.  Our experience with monthly performance payments reveals that this revenue model, although more volatile, provides a greater opportunity to receive a higher average price point per table placement than negotiated fixed monthly fees.

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.”  Our product categories are summarized below.  Additional information regarding our products may be found on our web site, www.galaxygaming.com.  Information found on the web site should not be considered part of this report.

Proprietary Table Games.

We develop and deliver proprietary table games designed to enhance our casino clients’ table game operations.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.  Our table games are grouped into two product types we call “Side Bets” and “Premium Games.”  Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker and blackjack table games.  Premium Games are unique stand-alone proprietary table games with their own unique set of rules and strategies.  Generally, Premium Games generate higher revenue per table placement than the Side Bet games.  Internally, we track revenue by each of our proprietary casino games.  We do not internally track the cost associated with the revenue of each of its proprietary casino games since it would require subjective allocations of common costs.  Our proprietary table games are listed below.

Side Bets.  Our Side Bets include:

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

•                  Quick Draw

•                  Double Match

•                  Triple Match

Premium Games.  Our Premium Games include:

•                  Texas Shootout

•                  Emperor’s Challenge

•                  Three Card Split

•                  Deuces Wild

•                  Triple Attack Blackjack

•                  Player’s Edge 21

•                  Kokomo Stud

•                  Buffalo Blackjack Bonus

Enhanced Table Systems

Included in this product category is our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share.

Enhanced Table Systems: Bonus Jackpot System

In 2008, we began deployment of a research and development project to create an electronically enhanced table game platform we trademarked the “Bonus Jackpot System.”  We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems.  Early in the design process, we decided to not simply emulate the standard progressive jackpot system offered by competitors, but instead we chose to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games.  We have committed a significant portion of our resources to the research and development of this system.  We believe we have benefited from this commitment as our Bonus Jackpot System has evolved into the leading casino table game platform in the industry.

The Bonus Jackpot System consists of two independent sub-systems we labeled the Bet Tabulator System and TableVision.  The Bet Tabulator System is an advanced system installed on gaming tables which is used to detect players’ wagers.  Casinos use this system to evaluate game play, determine dealer efficiency and to assist in calculating jackpots and bonusing offerings.  TableVision is an electronic display system used on gaming tables to display game information to the players in lieu of traditional static paper or plastic displays.  Casinos use TableVision as an enhanced display to generate additional player interest and to promote various aspects of the game offered such as jackpots and bonusing programs.  When the Bet Tabulator System and TableVision are used together, the Bonus Jackpot System allows the casino to seamlessly collect and process data and in turn, offer jackpots and other bonusing schemes to their players as determined by them using the data collected and processed.

The inaugural series of the Bonus Jackpot System, known as the “Milky Way Series,” was first installed into a casino in March, 2009.  We consider our Milky Way Series to have been a success for us, as it was our entry into developing electronic bonusing platforms for casino table games.  The Milky Way Series is still currently in use and it continues to generate additional recurring revenue for us.  We anticipate we will continue to receive revenues from the Milky Way Series into 2012.

Shortly after the Milky Way Series was deployed, we began development of the next series of our Bonus Jackpot System, which we branded the “Andromeda Series.”  We brand each major release of our Bonus Jackpot System with the name of a known galaxy.  Early in 2010, we completed development of “Andromeda Series — Stage 1.”  The major advancement of the Andromeda Series over the Milky Way Series was the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers.  We believe this achievement for casino table games was the first of its kind in the world.  The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com.

In August 2010, we released Andromeda Series — Stage 2 (“Andromeda—2”).  Among other improvements, Andromeda—2 increased the maximum number of player positions at a table from 7 to 16 and increased the number of betting positions per player from 1 to 6, both firsts within the casino table game industry.  Andromeda—2 also introduced an advanced sensor design placed in front of each player which increased reliability and provided the player with a positive indication when their wager is made.  In 2011, we installed our Andromeda—2 platform on tables in 9 separate casinos located in Las Vegas, Nevada and owned by Station Casinos.  Tables from these 9 separate casinos contributed to a single common progressive jackpot.  This was the first time a connected jackpot system for casino table games was authorized and operated in Nevada.

In March 2011, we released Andromeda Series — Stage 3 which adds advanced player display options to the TableVision platform.  One of the major advances of the Andromeda—3 platform is the ability of the Bonus Jackpot System to keep track of and display more than one jackpot.  This advancement, combined with the multiple sensor advancements achieved with Andromeda—2 permitted us to offer a unique bonusing system called “MEGA-Share” to our casino clients.  The Andromeda—3 system is expected to be placed into casinos beginning in the third quarter of 2011.

We continue to develop enhancements and improvements to our Andromeda Series and are currently designing and developing our Andromeda—4 system, which we expect to be completed by the first quarter of 2012.  Concurrently, we have commenced design and development of our next major series which we have designated the “Triangulum Series.”  It is anticipated that the Triangulum Series will be released in 2012 and will further our reputation for designing leading edge technology and products for the casino table game industry.

Enhanced Table Systems: Inter-Casino Jackpot System

In 2009, we saw an opportunity to leverage the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network.  This methodology has long been practiced in the slot machine industry beginning with the introduction of IGT’s Megabucks in the mid 90’s.  These systems are referred to as “wide area progressives” and nearly every major slot machine manufacturer has a wide area progressive system.  We developed our version of a wide area progressive jackpot system for table games that we call the Inter-Casino Jackpot System.

On July 1, 2010 we commenced our Inter-Casino Jackpot System program in Washington State as a result of authorization we received from the Washington State Gambling Commission (“Washington Commission”) in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Washington Commission instructed us to discontinue this program due to alleged inconsistencies with existing Washington Commission rules.  During the period when we operated the system, we collected critical data including the player acceptance and participation and the potential profitability of operating the Inter-Casino Jackpot System.  This information led us to continue to seek opportunities to offer this system.  The preliminary demand for this product and the resulting revenues we recorded during the period the program was authorized indicated this opportunity could be substantially beneficial to us if allowed to continue.  We are continuing our efforts to amend the Washington Commission’s rules, but there can be no assurances, we will be able to resume our Inter-Casino Jackpot System program in Washington State.

In April, 2011, using our proprietary Andromeda—2 Bonus Jackpot System, we implemented our Inter-Casino Jackpot System in Nevada by connecting 9 casinos located in Las Vegas which are operated by Station Casinos, a Las Vegas based, locals oriented, casino chain.  This system links our proprietary Deuces Wild game operating in each of the nine casinos and allows Station Casinos to offer a combined jackpot.  We collect a fee from our casino clients based upon their player’s participation in the Inter-Casino Jackpot System.  We believe these fees collected could become a significant portion of our overall revenues.

In addition to Nevada and Washington, we are actively seeking to offer our Inter-Casino Jackpot System in other jurisdictions.

Enhanced Table Systems: MEGA-Share

MEGA-Share is a game play methodology invented by us that allows a player of one of our table games to share in the winnings along with other players of a jackpot.  An example of this concept would be if ten table game players are playing in a casino and one of them obtains a winning hand entitling them to a jackpot, the event also triggers a second MEGA-Share jackpot which is divided among all players who qualified for MEGA-Share.  This concept is somewhat similar to a common feature in table games referred to as an “envy bonus.”  Whereas the envy bonus rewards qualifying players at the same table, MEGA-Share rewards players playing on other table, other games, or even other casinos, who have qualified to receive a share of the jackpot due to their participation in MEGA-Share in the form of a wager.

We believe MEGA-Share may offer casinos an opportunity to significantly increase player interest, thereby increasing their revenues, which in turn should result in generating increased recurring revenue for us.

e-Tables

On February 21, 2011, we entered into the TMAX Agreement, (see Note 17), granting us the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system.  The TableMAX e-Table system is a fully automated, dealer-less, five player electronic table game platform.  These platforms will allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

Strategy

Our long-term business strategy is designed to capitalize on the opportunities we perceive within the gaming industry.  We are currently the second largest provider of proprietary table games in the world and a relative newcomer to developing and providing advanced electronic table game platforms.  The vast majority of our income is derived from high margin recurring licensing and lease fees that we earn on a monthly basis.  Our plan is to increase the recurring revenues we receive by employing the following strategies:

1.               Expand our inventory of products and technologies to attain a fully comprehensive portfolio.

2.               Increase our per unit price point by leveraging our Enhanced Table System products and methodologies.

3.               Grow our e-Table business.

Expand our Inventory of Products and Technologies to Attain a Fully Comprehensive Portfolio.

Historically, only one company in the table game industry, Shuffle Master Gaming, Inc., has had the ability to offer casinos nearly all of the table game products they require.  Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering.  Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games.  If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only.  We expect to accomplish this strategic shift this by implementing the following strategies:

We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.  In the past two years, we announced the release of several new casino table game titles we internally developed including Triple Attack Blackjack, Buffalo Blackjack Bonus, 21 Magic, Bust Bonus, Kokomo Stud, Player’s Edge 21, Quick Draw, Double Match and Triple Match.  In 2010, we executed the T&P Agreement whereby we acquired the client installation base, intellectual property and related inventory associated with Deuces Wild Hold’em Fold’em and Random Wild.  In the near future we anticipate the acquisition and/or development of additional new proprietary table games and associated intellectual property, which when combined with our existing portfolio, will give us the complete inventory of proprietary games to offer casinos a complete solution.

We intend to expand our products utilizing technology through our continued research, design, development and engineering efforts.  We believe that our previous efforts have resulted in the manufacturing of some accomplished products such as our Bonus Jackpot System.  As discussed earlier, we believe the various series of the Bonus Jackpot System have produced substantial benefits for casinos.  We intend to continue advancement of the Bonus Jackpot System.  In addition, we intend to develop other technologies including “utility” products now offered by our competitors.

Increase our per unit price point by leveraging our Enhanced Table System products and methodologies.

Our Enhanced Table System products permit us the opportunity to significantly increase the amount of recurring revenue we receive from each table game placement.  Accordingly, our goal is to concentrate on new installations the use one or more of our Enhanced Table Systems and to convert our existing Proprietary Table Game placements that do not incorporate our Enhanced Table System in casinos to our enhanced gaming platforms and methodologies.  We have modified most of our Proprietary Table Games and many of our Side Bets to benefit from the economics the new system affords us.  In the future, we intend to be able to offer this platform for all games.  Additionally, we expect that most or all of our new Proprietary Table Games will include the Bonus Jackpot System component.  The technology developed with the Bonus Jackpot System has allowed us to offer not only bonus jackpots and progressive jackpots, but also provides us the infrastructure to offer our Inter-Casino Jackpot System and MEGA-Share,

Based upon our experience in Washington and Nevada, we believe our Inter-Casino Jackpot System will be a popular option for casinos seeking to increase their game play activity.  We have identified a number of jurisdictions where we may have the ability to offer this program and have commenced seeking the requisite approvals.  In jurisdictions where our Inter-Casino Jackpot System is approved, we intend to direct the majority of our sales efforts towards connecting casinos together into a common jackpot system.

We invented the concept called MEGA-Share and expect to introduce this product in 2011.  For table games, MEGA-Share uses our Andromeda-2 or higher Bonus Jackpot System.  MEGA-Share and our Inter-Casino Jackpot System are unrelated but can be combined if so desired by our clients.  A casino could operate either one but not the other, or operate both simultaneously.  We believe MEGA-Share has the ability to become a “must-have” product for casinos and as a result could be a significant contributor to our future revenue growth.  Accordingly, we also intend to intensify our sales efforts on obtaining MEGA-Share placements.

Grow our e-Table business.

In February 2011, we acquired the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets.  We also obtained a small inventory of completed TableMAX e-Tables.  In 2011, we are attempting to install the existing inventory of e-Tables.  We also are working to complete the development of the next generation of e-Tables, we refer to as the Model E.  Our initial experience with e-Tables indicates a greater revenue opportunity for us and accordingly, we intend to become aggressive in the expansion of this product in 2012.

Sources of Revenue

We primarily derive our revenue from the licensing of our products and intellectual property.  Consistent with our strategy, we generate revenue from negotiated recurring licensing fees for our table game content and the performance of our electronic table game platform.  We also receive a one-time sale or reimbursement of our manufactured equipment.  When we license a table game without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When we license a table game with electronic enhancements, such as our Bonus Jackpot System, we have historically sold the associated products, negotiate a month-to-month license fee for the game content, and collect an additional recurring fee associated with the performance of our system such as a fee per each wager placed.  With the Andromeda—2 Bonus Jackpot System we lease the electronic table game platform with content and in exchange, collect a recurring performance fee.  We may also seek to incorporate a monthly recurring lease fee with respect to future deployments of the Andromeda—3 Bonus Jackpot System.

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

Expected Changes in Number of Employees, Plant, and Equipment

As we continue to grow and deploy the Andromeda Series — Stage 3 Bonus Jackpot System as well as increase the installation base of e-Table systems we anticipate the purchasing of inventory and equipment and possibly the leasing of additional space to accommodate research, development, manufacturing and assembly operations.  We will also evaluate the necessary increases to our employee base over the course of the year.

Results of Operations for the Three and Six months Ended June 30, 2011

For the three months ended June 30, 2011 our continuing operations generated gross revenues of $749,085, compared to gross revenues of $735,569 for the three months ended June 30, 2010.  We experienced increases in our recurring revenue from table game content offset by a reduction in the sale or reimbursement of our manufactured equipment.  We also experienced an increase in fees associated with the performance of our electronic game platform, however we believe the increase was diminished as a result of delays in product regulatory approval of the Andromeda Series — Stage 3 Bonus Jackpot System in a key jurisdiction.  We recorded an allowance for slow moving inventory of approximately $8,600 during the quarter ended June 30, 2011.  The recording of the allowance resulted in an increase in the costs of ancillary products and assembled components from $10,768 in the prior quarter to $16,479 for the current quarter.  Selling, general and administrative expenses for the quarter were $814,936, compared to 2010 selling, general and administrative expenses of $613,176, an increase of $201,220 or 33%.  We have undertaken certain growth initiatives to expand our recurring revenue base.  We experienced increases in payroll and related costs as the result of hiring sales and marketing personnel as well as the hiring of service personnel in connection with the implementation of the Inter-Casino Jackpot System.  Furthermore, during the quarter ended June 30, 2010 certain employees were impacted by a 10% temporary reduction in salaries.  For those employees impacted the salaries were fully restored during the quarter ended March 31, 2011.  We also incurred approximately $104,000 during the quarter ended June 30, 2011 in legal and related expenses associated with the California Administrative Licensing Action discussed in Note 9 to the financial statements.  Research and development expenses for the quarter were $77,228, an increase of approximately 15% over the second quarter 2010 research and development expenses of $66,873.  The increase was primarily due to an increase in payroll and related benefits as the result of hiring a Product Development Manager during the second quarter of 2011.  Other expenses decreased from $23,994 in 2010 to $16,824 in 2011 due to decreased interest expense.

Net loss from continuing operations for the three months ended June 30, 2011 was $176,382, compared to an income from continuing operations of $20,758 for the three months ended June 30, 2010.

For the six months ended June 30, 2011 our continuing operations generated gross revenues of $1,530,196, an increase of 3% from gross revenues of $1,489,596 for the six months ended June 30, 2010.  The increase in revenue was driven by increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform offset by a decline in sale or reimbursement of our manufactured equipment.  The decrease in our installations of our Bonus Jackpot System resulted in a decrease of costs of ancillary products and assembled components from $58,860 in the prior year six months to $ 45,179 for the current year.  Selling, general and administrative expenses for the six months were $1,549,895, an increase of 18% over the prior year selling, general and administrative expenses of $1,308,420.  The increase was primarily due to increased payroll in sales and finance, marketing and the hiring of service personnel.  Additionally we incurred increases in legal and regulatory expense associated with the California Administrative Licensing Action previously discussed and addressed in Note 9 to the financial statements.  Research and development expenses for the six months were $142,484, a decrease of 8% over the prior year research and development expenses of $154,780.  The decrease was due to lower payroll expenses. Other expenses decreased from $46,286 in 2010 to $35,154 in 2011 due to decreased interest expense.

Net loss from operations for the six months ended June 30, 2011 was $242,516, compared to a loss from continuing operations of $78,750 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $836,942 and total assets in the amount of $1,757,004. Our total current liabilities as of June 30, 2011 were $611,902.  Our working capital decreased from $249,221 at December 31, 2010 to $225,040 at June 30, 2011.  The decrease in working capital was primarily due to a decrease in cash.

We have undertaken certain growth initiatives to expand our recurring revenue base.  As such we have made investments in personnel, inventory and research related to the development of our enhanced table systems.  Additionally, we hired sales and marketing personnel and spent monies on regulatory efforts for the purpose of expanding our distribution network.

It is our intention to continue these initiatives.  To the extent we are not able to achieve our growth objectives or raise additional capital we will need to evaluate the reduction of operating expenses.

At June 30, 2011, other than the commitment from the major shareholder of TableMAX to provide a line of credit specific to acquiring inventory for the Table MAX system, we do not have any available third-party lines or letters of credit.  Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities used $305,487 in cash for the six months ended June 30, 2011 compared to $184,700 of cash used for the six months ended June 30, 2010.  The primary components of our negative operating cash flow for the six months ended June 30, 2011 were net loss from operations of $242,516, increases in miscellaneous receivables of $84,883, prepaid expenses of $44,416 and inventory of $22,282 offset by an increase in accrued expenses and taxes of $57,936 and non cash charges consisting of depreciation and amortization expenses, $25,204; provision for bad debts, $18,000; and share based compensation, $12,000.

Cash flows used in investing activities for the six months ended June 30, 2011 were $12,957 consisting of $7,471 in payments received on a note receivable and a decrease in other assets of $1,812 offset by a $12,872 increase in products leased and held for lease and $9,368 in acquisition of property and equipment.  Cash generated by financing activities during the six months ended June 30, 2011 were $48,739 consisting of proceeds from the sale of common stock in the amount of $200,000, and payments received on stock subscription receivable totaling $6,116 offset by $54,490 in payments on notes payable and $102,887 in payments on notes payable - related party.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

(See Note 9 of Item 1 Financial Statements regarding current litigation.)

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011 we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.  The offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2011.

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

Galaxy Gaming, Inc

Date:	August 22, 2011

	By:	/s/ Robert Saucier
Robert Saucier
President, Chief Executive Officer and Director

Galaxy Gaming, Inc

Date:	August 22, 2011

	By:	/s/ Andrew Zimmerman
Andrew Zimmerman
Chief Financial Officer, Treasurer and Secretary