Form 10-Q
period 2011-09-30
Galaxy Gaming, Inc.
filed 2011-11-18
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,508,091 common shares as November 18, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Derived from Audited financial statements);

F-2	Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited);

F-3	Statements of Stockholders’ Equity (Deficit) as of September 30, 2011 (unaudited);

F-4	Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited);

F-5 – F-16	Notes to Financial Statements;

GALAXY GAMING, INC.

BALANCE SHEETS

(UNAUDITED)

		December 31, 2010
	September 30, 2011	Derived from audited financial statements
ASSETS
Current Assets
Cash and cash equivalents	$120,900	$444,434
Accounts receivable - trade, net	321,772	311,961
Miscellaneous receivables	60,396	15,790
Prepaid expenses	37,581	24,940
Inventory	177,815	175,372
Note receivable — related party — current portion	17,232	16,475
Total Current Assets	735,696	988,972

Property and Equipment, net	50,712	44,101

Other Assets
Intellectual property, net	114,545	119,831
Intangible assets, net	327,580	346,790
Note receivable - related party - net of current portion	368,591	403,975
Products leased and held for lease, net	38,769	0
Other	15,396	18,113
Total Other Assets	864,881	888,709

TOTAL ASSETS	$1,651,289	$1,921,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$181,269	$195,899
Accrued expenses and taxes	297,930	108,103
Accrued interest — related party	0	25,973
Deferred revenue	217,681	220,867
Notes payable - related party	2,813	107,850
Note payable - current portion	25,068	81,058
Total Current Liabilities	724,761	739,750

Long-Term Debt
Note payable, net of current portion	1,129,590	1,148,448

TOTAL LIABILITIES	1,854,351	1,888,198

STOCKHOLDERS’ EQUITY
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 35,508,091 shares issued and outstanding (2010 — 34,974,758)	35,507	34,974
Additional paid in capital	1,429,311	1,252,393
Stock warrants	513,181	470,632
Stock subscription receivable	(3,916)	(10,520)
Accumulated deficit	(2,177,145)	(1,713,895)
TOTAL STOCKHOLDERS’ EQUITY	(203,062)	33,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,651,289	$1,921,782

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Gross Revenues	$733,883	$782,137	$2,264,079	$2,271,733

Costs of Ancillary Products and Assembled Components	16,449	29,731	61,628	88,591
Selling, general and administrative	839,927	616,573	2,389,822	1,924,993
Research and development	82,576	70,624	225,060	225,404

Total costs and expenses	938,952	716,928	2,676,510	2,238,988

Income (Loss) from Operations	(205,069)	65,209	(412,431)	32,745

Other Income (Expense)	(15,665)	(21,707)	(50,819)	(67,993)

Income (Loss) before Income Taxes	(220,734)	43,502	(463,250)	(35,248)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(220,734)	$43,502	$(463,250)	$(35,248)

Weighted average number of shares outstanding

Basic	35,508,091	34,749,758	35,401,424	33,875,472
Fully Diluted	37,525,473	36,500,476	37,365,473	35,269,044

Net Income (Loss) per Share

From Operations	$(0.01)	$0.00	$(0.01)	$(0.00)
Fully Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

AS OF SEPTEMBER 30, 2011

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Balance, January 1, 2010	33,056,186	$33,056	$944,774	$147,504	$(25,967)	$(1,578,034)	$(478,667)

Shares issued for payment of accounts payable	40,000	40	15,960	—	—	—	16,000

Share based compensation expense	—	—	26,665	—	—	—	26,665

Payments received on stock subscription receivable	—	—	—	—	15,447	—	15,447

Shares issued under private placement financing	1,428,572	1,428	498,572	—	—	—	500,000

Issuance of stock warrants	—	—	(323,128)	323,128	—	—	—

Shares issued in connection with asset acquisition	450,000	450	89,550	—	—	—	90,000

Net loss for the year ended December 31, 2010	—	—	—	—	—	(135,861)	(135,861)

Balance, December 31, 2010	34,974,758	34,974	1,252,393	470,632	(10,520)	(1,713,895)	33,584

Shares issued under private placement financing	533,333	533	199,467	—	—	—	200,000

Share based compensation expense	—	—	20,000	—	—	—	20,000

Payments received on stock subscription receivable	—	—	—	—	6,604	—	6,604

Issuance of Stock warrants	—	—	(42,549)	42,549	—	—	—

Net loss for the nine months ended September 30, 2011	—	—	—	—	—	(463,250)	(463,250)

Balance, September 30, 2011	35,508,091	$35,507	$1,429,311	$513,181	$(3,916)	$(2,177,145)	$(203,062)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss for the period	$(463,250)	$(35,248)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	13,757	9,420
Amortization expense	24,496	18,092
Provision for bad debts	27,000	27,000
Share-based compensation	20,000	12,000
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	(36,811)	15,371
(Increase) in miscellaneous receivable	(44,606)	(8,089)
(Increase) Decrease in prepaid expenses	(12,641)	1,449

(Increase) in Inventory	(2,443)	(78,929)
(Decrease) Increase in accounts payable	(14,630)	(114,146)
Increase (Decrease) in accrued expenses and taxes	189,827	(1,830)
(Decrease) Increase in accrued interest — related party	(25,973)	7,085
(Decrease) Increase in deferred revenue	(3,186)	13,264
Net Cash Used in Operating Activities	(328,460)	(134,561)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(20,368)	(12,568)
(Increase) in products leased and held for lease	(38,769)	—
(Decrease) increase in other assets	2,717	(18,113)
Payments received on note receivable — related party	34,627	36,118
Net Cash Provided By (Used) in Investing Activities	(21,793)	5,507

Cash Flows from Financing Activities:
Payments on notes payable — related party	(105,037)	(189,375)
Collection of stock subscription receivable	6,604	12,038
Payments on note payable	(74,848)	(64,519)

Proceeds from issuance of common stock	200,000	500,000

Net Cash Provided by Financing Activities	26,719	258,144

Net Increase (Decrease) in Cash and Cash Equivalents	(323,534)	129,090
Cash and Cash Equivalents — Beginning of Period	444,434	408,839
Cash and Cash Equivalents — End of Period	$120,900	$537,929

Supplemental Cash Flow Information:
Cash paid for interest	$94,809	$55,454
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 1: History and Nature of Operations

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” is defined as Galaxy Gaming, Inc., a Nevada corporation.

Galaxy Gaming, LLC (“GGLLC”), an entity controlled by our CEO was organized as a Nevada limited liability company on September 27, 2000.  A predecessor company, also named Galaxy Gaming, Inc. (“GGINC”) was incorporated in the State of Nevada on December 29, 2006.  On January 1, 2007 GGLLC, entered into an agreement with GGINC whereby GGLLC sold selected assets, such as inventory and fixed assets, to GGINC.  Additionally GGINC and GGLLC executed an equity exchange agreement effective January 1, 2007 whereby GGLLC transferred all of its membership interests in various operating subsidiaries, including the existing client base, to GGINC in exchange for stock of GGINC.  Similarly, GGINC entered into an equity exchange agreement effective January 1, 2007 with another related party whereby that entity transferred all of its membership interests in various operating subsidiaries, including its existing client base, to GGINC in exchange for stock of GGINC.  On December 31, 2007, GGLLC entered into an asset purchase agreement with GGINC.  Pursuant to this agreement GGINC acquired GGLLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  In connection with the transaction, GGINC agreed to assume a note receivable (see Note 3) and a payment obligation (see Note 7) from GGLLC.

On February 10, 2009, Secured Diversified Investment, Ltd. (“SDI”) acquired all of the issued and outstanding stock of GGINC pursuant to the terms of a share exchange agreement.  Following the closing of the share exchange agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, GGINC.

In August of 2009, upon filing articles of merger in Nevada GGINC was merged into SDI.  At the effective date the separate legal existence of GGINC ceased and the surviving corporation in the merger (SDI) continued its existence under the laws of the State of Nevada under the name Galaxy Gaming, Inc.

We design, manufacture and market casino table games and electronic jackpot bonus system platforms played in land-based and cruise ship gaming establishments and beginning in 2011, internet gaming.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights.  We market our products and licensed intellectual property via our own sales force to casinos throughout North America, the Caribbean, the British Isles, Australia and to cruise ships worldwide.  Revenues come primarily from recurring royalties received from our clients for the licensing of game content and other fees paid based upon the performance of our electronic platforms.  Additionally, the Company receives revenue as reimbursement from the sale of its associated products.

On February 21, 2011, we entered into a definitive agreement with TableMAX Corporation (TMAX) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada.  Under the terms of the agreement, we obtained exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles, (see Note 17).

On October 4, 2011 we executed an asset purchase agreement (“Prime Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the Prime Agreement we acquired over 20 different table games, including 21+3™, Two-way Hold’em™ and Three Card Poker™ which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. (Three Card Poker™ rights are limited to the British Isles.)  The intellectual property portfolio includes 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations, (see Note 19).

On November 1, 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”).  Included in the acquisition are nine patents, various trademarks and four casino table games known as Bonus Craps™, Bonus Roulette™, Rainbow Poker™ and Four the Money™. In addition, we will receive assignment of licensing agreements for approximately 40 placements in 12 casinos.  Bonus Craps is played in casinos in Illinois, Michigan, Mississippi and Nevada including on the Las Vegas Strip, (see Note 19).

Note 2: Significant Accounting Policies

This summary of our significant accounting policies is presented to assist in understanding our financial statements.  The financial statements and notes are representations of our management, who are responsible for their integrity and objectivity.  These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied to the preparation of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 2: Significant Accounting Policies (continued)

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

Products leased and held for lease

During the nine months ended September 30, 2011, we began to provide products whereby we maintain ownership and charge a fee for the use of the product.  Such fees may be a flat monthly fee and/or a fee associated with the performance of the product.  Since we retain title to the equipment, these assets are classified as “Products leased and held for lease” on the accompanying consolidated balance sheets.  These assets are stated at cost, net of depreciation.  Depreciation on leased products is calculated using the straight-line method over a one-year period.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, miscellaneous receivables, prepaid expenses, inventory, notes receivable-related party, accounts payable, accrued expenses, taxes, deferred revenue, notes payable-related party and notes payable approximates the carrying amount of these financial instruments due to their short-term nature.  The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives generally ranging from three to five years using the straight-line method of depreciation for book purposes.

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

SEPTEMBER 30, 2011

Note 2: Significant Accounting Policies (continued)

As more fully described in Note 18, we executed an asset purchase agreement on April 15, 2010 with T&P Gaming, Inc., and its majority owners whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em™ game (“Deuces Wild”) and related “Random Wild™”  game.

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

Revenue Recognition

Revenue is primarily derived from the licensing of our products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products or both.  We also sometimes receive a one-time sale or reimbursement of our installed products.

Substantially all revenue is recognized when it is earned.  Depending upon the product and geographic location, our clients may be invoiced monthly in advance and the advance billings are carried as deferred revenue on the balance sheet.  Additionally, clients may be invoiced at the time of shipment or delivery of product sales.  Some clients are invoiced in arrears.  The monthly recurring invoices are based on executed agreements with each client.  Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms was $2,226,205 and $2,191,971 for the nine months ended September 30, 2011 and 2010, respectively.  Revenue from reimbursement of manufactured equipment and the sale of product was $37,874 and $79,762 for the nine months ended September 30, 2011 and 2010, respectively.

Revenue as reimbursement from the sale of our associated products is recognized when the following criteria are met:

•                  Persuasive evidence of an arrangement between us and our client exists;

•                  Shipment has occurred;

•                  The price is fixed and or determinable; and

•                  Collectability is reasonably assured or probable.

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

Costs of Ancillary Products and Assembled Components

Ancillary Products include paytables, bases, layouts, signage and other items as they relate to support specific proprietary games that our clients have purchased in connection with the licensing of said game.  Assembled Components represent the cost of the equipment, devices and incorporated software used to support the Bonus Jackpot System.

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

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 2: Significant Accounting Policies (continued)

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  During the year ended December 31, 2010, our board of directors approved the adoption of a stock option plan.  We have not granted any stock options under this plan.

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

Note 3: Note Receivable — Related Party

The note receivable at September 30, 2011 and December 31, 2010 was as follows:

	2011	2010
Note receivable	$385,823	$420,450
Less: current portion	(17,232)	(16,475)
Long-term note receivable	$368,591	$403,975

We acquired, with an asset purchase agreement from GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017.  Interest income associated with this note receivable was $18,696 and $19,931 for the nine months ended September 30, 2011 and 2010, respectively.  The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible.  At September 30, 2011 management believed that 100% of the notes receivable principal and interest amounts are collectable.

Note 4: Prepaid Expenses

Prepaid expenses consist of the following as of September 30, 2011 and December 31, 2010:

	2011	2010
Prepaid marketing agreement	$—	$4,000
Prepaid IT	10,797	7,292
Prepaid insurance	2,867	463
Prepaid legal	1,059	—
Prepaid trade show expense	6,169	8,583
Prepaid property taxes	—	3,718
Prepaid rent	10,340	—
Prepaid other	6,349	884
Total Prepaid Expenses	$37,581	$24,940

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 5: Property and Equipment

Property and equipment, recorded at cost, consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Computer equipment	$42,839	$37,403
Furniture and fixtures	63,401	51,187
Office equipment	10,320	10,320
Leasehold improvements	6,368	3,650
Subtotal	122,928	102,560
Less: Accumulated depreciation	(72,216)	(58,459)
Property and Equipment, net	$50,712	$44,101

Depreciation expense was $13,757 and $9,420 for the nine months ended September 30, 2011 and 2010, respectively.

Note 6: Accrued Expenses and Taxes

Accrued expenses and taxes consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Wages and related costs	$110,154	$85,515
Accrued expenses and taxes	37,776	22,588
Accrued legal settlement (see Note 19)	150,000	—
Total Accrued Expenses and Taxes	$297,930	$108,103

Note 7: Long — term Debt

Long - term debt consists of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Note payable, commercial bank	$1,154,658	$1,172,393
Note payable, asset acquisition	—	57,113
	1,154,658	1,229,506
Less: Current portion	(25,068)	(81,058)
Total Long — term debt	$1,129,590	$1,148,448

The note payable to a commercial bank is paid in monthly installments of $9,159 including fixed interest of 7.3% through February 2017, at which time there is a balloon payment of $1,003,230.  The payments to the commercial bank are related to the asset purchase agreement from GGLLC.  This arrangement financed the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas.  The promissory note agreement with the bank remains in the name of GGLLC which is solely responsible for adhering to all of its terms, conditions and obligations.

In connection with the T&P Agreement executed on April 15, 2010, (see Note 18), the Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 were required with the first payment paid upon closing.  The obligation was paid in full during the quarter ended September 30, 2011.

Maturities of our long-term debt as of September 30, 2011 are as follows:

September 30,
2012	$25,068
2013	27,228
2014	29,313
2015	31,558
2016	33,758
Thereafter	982,665
Total Long — term Debt	$1,129,590

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 8: Notes Payable - Related Party

We received working capital loans from GGLLC, a related party, in 2008 and 2007.  The loans included interest at 9% and were due 90 days after demand.  The terms of the loan called for interest to be accrued on interest if payments were not made.  Interest expense associated with these loans was $3,573 and $18,287 for the nine months ended September 30, 2011 and 2010, respectively.  The notes were paid in full in July 2011.

Note 9: Commitments and Contingencies

Operating Lease Obligation

We lease our offices from a party that is related to our CEO.  The initial term of the lease expired August 31, 2010 and there was an option for two six-year renewals.  Under the terms of the lease agreement the monthly minimum rental payment was $18,565 and rent increased 3% every year on September 1st.  Effective April 1, 2010, the landlord agreed to temporarily reduce the monthly rent to $9,283 until the end of the initial lease period.  On September 1, 2010, a new lease was entered into for a period of two years with a monthly rental payment of $10,359.  Rent expense was $93,240 and $111,395 for the nine months ended September 30, 2011 and 2010, respectively.

Rent to be paid under the lease agreement is summarized as follows:

Twelve months ended September 30, 2012	$113,949
Total Lease Obligation	$113,949

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

On October 25, 2011 we, our CEO and Sherron executed a settlement agreement for purposes of settling all claims amongst the parties.  We recorded a provision for litigation settlement of $150,000 during the quarter ended September 30, 2011. Please see Note 19 Subsequent Events.  In the course of defending ourselves, we paid legal fees directly to the law firms retained by our CEO to represent him.  Total fees charged to expense were $5,376 and $25,050 for the nine months ended September 30, 2011 and 2010, respectively.

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

SEPTEMBER 30, 2011

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

Because the Bureau names our CEO in the statement of issues, our ability to continue to conduct business in California could be contingent upon a successful resolution of this action.  During these proceedings, we are entitled to conduct business in California, provided that, we obtain the requisite authorization with each tribe in California either through obtainment of an appropriate license or an exempt status determination.  The current administrative action could limit our future ability to obtain such tribal authorizations. Total revenues derived from California for the nine months ended September 30, 2011 was $111,832.  As such we intend to continue to vigorously defend the administrative action, to seek the abandonment of the GGCA application and to seek an independent finding of suitability with the Commission.  If there is not a successful resolution to this matter, we could be precluded from operating and selling in California which could significantly impact our current revenue base and ability to generate additional income.  An adverse finding of suitability could also influence other gaming regulatory agencies and negatively affect our ability to conduct business in those jurisdictions.  If the ALJ recommends that the Commission deny licensure, the ALJ may, upon presentation of suitable proof, order the licensee or applicant for a license to pay reasonable costs of the investigation and prosecution of the case.  Although the action is against our CEO and GGCA, it is unknown whether the Bureau will attempt to seek reimbursement against us or whether the ALJ would grant such a request.

Reel Games, Inc. - On November 10, 2011, we were served with a summons and complaint from Reel Games, Inc. in the United States District Court Southern District of Florida, (see Note 19).

Note 10: Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on periodic reviews of accounts receivable.  As of September 30, 2011 and December 31, 2010, we had an allowance for doubtful accounts of $29,865 and $19,912, respectively.

Note 11: Capital Stock

We have 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2011 and December 31, 2010.  During the nine months ended September 30, 2011, we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.  During the year ended December 31, 2010, we sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  There were 35,508,091 common shares and -0- preferred shares issued and outstanding at September 30, 2011.

Note 12: Related Party Transactions

We lease our offices from a party that is related to our CEO.  Effective September 1, 2010 the lease was renegotiated with the landlord, for a period of two years with a monthly rental payment of $10,359, (see Note 9).

We agreed to pay the legal expenses incurred by our CEO’s attorneys pertaining to its defense in the Sherron litigation, (see Note 9).  Total fees charged to expense were $5,376 and $25,050 for the nine months ended September 30, 2011 and 2010, respectively.

We have a note receivable from a related party totaling $385,823 and $420,450 at September 30, 2011 and December 31, 2011, respectively, (see Note 3).

We had a note payable to a related party totaling $0 and $107,850 at September 30, 2011 and December 31, 2010, respectively.  Additionally there was accrued interest owed to the related party totaling $0 and $25,973 at September 30, 2011 and December 31, 2010 respectively.  The obligation was paid in full in July 2011, (see Note 8).

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 13: Other Income (Expenses)

Other income (expenses) consists of the following for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$6,176	$6,507	$18,696	$19,992
Interest expense	(21,841)	(28,214)	(69,515)	(87,985)
Total Other Income (Expenses)	$(15,665)	$(21,707)	$(50,819)	$(67,993)

Note 14: Income Taxes

For the nine months ended September 30, 2011 and year ended December 31, 2010, we incurred net losses and, therefore, have no tax liability.  We have a previous net operating loss carry-forward of $1,160,000.  The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,514,000.  The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting.  Additionally, we have a foreign tax credit carry-forward of approximately $203,627 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends.  We believe that the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$514,760	$378,700
Valuation allowance	(514,760)	(378,700)
Net Deferred Tax Asset	$—	$—

Note 15: Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009, we sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500.  As of September 30, 2011 and December 31, 2010, $3,916 and $10,520, respectively, was still outstanding and has been recorded as a stock subscription receivable.

During the year ended December 31, 2010, we sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000.  Additionally, during the year ended December 31, 2010, we issued 40,000 shares of common stock in settlement of accounts payable and, in connection with an asset acquisition, issued 450,000 shares of common stock.  (see Note 18).

On February 24, 2011, we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

Note 16: Stock Warrants and Options

As indicated in Note 15, we issued 714,286 warrants in connection with the sale of common stock during the year ended December 31, 2010.  Additionally, we issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011.  We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock.  The Company has estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 for the year ended December 31, 2010 and $42,549 for the nine months ended September 30, 2011, respectively using the Black-Scholes option pricing model.

We issued 231,250 and 138,750 stock options to our board members during each of the nine months ended September 30, 2011 and 2010 respectively.  The warrants were valued at the fair market value of the services performed that resulted in an expense of $20,000 and $12,000 for the nine months ended September 30, 2011 and 2010 respectively.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 16: Stock Warrants and Options (continued)

Key assumptions used by us are summarized as follows:

	Warrants issued year ended December 31, 2010	Warrants issued nine months ended September 30, 2011
Volatility	165%	146%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	1.63%	0.0066%
Expected term (in years)	3.0	3.0

The warrants issued have been accounted for as an equity transaction.  The cost of the options issued to our board members was classified as operating expenses for the nine months ended September 30, 2011 and 2010, respectively.

A summary of changes in share purchase warrants during the nine months ended September 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	1,750,715	$0.40
Issued	266,667	$0.40
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2011	2,017,382	$0.40

A summary of changes in stock options during the nine months ended September 30, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	291,250	$0.4325
Issued	231,250	$0.3360
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2011	522,500	$0.3898

Note 17: Business Relationship

On February 21, 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain games titles.  We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 17: Business Relationship (continued)

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

We are responsible for the losses of the TableMAX Division however; TMAX has agreed to reimburse us during the first 12 months from the date of the TMAX Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000.  Total reimbursement from TMAX for expenses was $165,402 for the nine months ended September 30, 2011. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement.

Included in Miscellaneous receivables is $55,317 representing reimbursement due from TMAX at September 30, 2011.

Note 18: Asset Acquisition

On April 15, 2010 we executed an asset purchase agreement (“T&P Agreement”) with T&P Gaming, Inc., and its majority owners (“Sellers”) whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em”™ game (“Deuces Wild”) and related “Random Wild” ™ game.

The purchase price of $216,000 was allocated as follows:

Description	Amount
Client installation base	$115,200
Patent	10,800
Trademark	13,000
Territorial license	77,000
Total	$216,000

The Sellers agreed to finance $126,000 over eighteen months at an interest rate of 6% per annum.  Monthly principal and interest payments of $7,301 were required with the first payment paid upon closing.  The obligation was paid in full during the quarter ended September 30, 2011. Additionally, we agreed to transfer to the Sellers $90,000 worth of our common stock at such time the Sellers assigned the valid and fully enforceable patent to us.  Such assignment was completed and 450,000 shares of our common stock were issued during the year ended December 31, 2010.

The T&P Agreement also has a bonus performance provision, whereby we will pay to the Sellers $50 per month, per table over 10 games placed in the United States.  The bonus performance is not due until a game is in its fourth month of live play.  During the nine months ended September 30, 2011 and 2010,$750 and $0 in performance bonuses were charged to expense, respectively.

Note 19: Subsequent Events

Prime Agreement

On October 4, 2011 we executed an asset purchase agreement (“Prime Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the Prime Agreement we acquired over 20 different table games, including 21+3™, Two-way Hold’em™ and Three Card Poker™ which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. (Three Card Poker™ rights are limited to the British Isles.)  The intellectual property portfolio includes 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 19: Subsequent Events (continued)

The purchase price was $23,000,000 comprised of the following:

•                  $800,000 in the form of 2,000,000 shares of the Company’s common stock.

•                  Twenty Two Million, Two Hundred Thousand US Dollars ($22,200,000USD) paid in the form of two promissory notes (“promissory notes”), one made payable to Prime Table Games, LLC in the amount of Twelve Million Two Hundred Thousand US Dollars ($12,200,000) and the other made payable to Prime Table Games, UK in the amount of Ten Million Dollars ($10,000,000).  The promissory note to Prime Table Games, UK was converted to and payable in British Sterling.  The conversion from US Dollars to British Sterling was at the conversion rate of One United States Dollar is equal to 64/100 British Pound Sterling, ($1.00USD = £0.64GBP) for an obligation of £6,400,000.

Interest on the promissory notes is at 0% for the remainder of 2011. The rate increases to 3% in 2012 and increases at 1% per year thereafter to maximum of 9%.

Payments are as follows:

•                  Prime Table Games LLC: Monthly payments are due under this note, commencing with $100,000 due on or before January 28, 2012.  Subsequent payments are due on the 28th day of each month and the payment amount shall increase to $130,000 per month beginning sixteen (16) months after the Closing Date, $160,000 per month beginning twenty-eight (28) months after the Closing Date, $190,000 per month beginning forty (40) months after the Closing Date, $220,000 beginning fifty-two (52) months after the Closing Date until fully paid.

•                  Prime Table Games UK: Monthly payments are due under this note, commencing with £64,000 due on or before January 28, 2012.  Subsequent payments are due on the 28th day of each month and the payment amount shall increase to £76,800 per month beginning sixteen (16) months after the Closing Date, £89,600 per month beginning twenty-eight (28) months after the Closing Date, £102,400 per month beginning forty (40) months after the Closing Date, £115,200 per month beginning fifty-two (52) months after the Closing Date until fully paid.

In the event future monthly revenue received by us from the “Assets,” as defined in the Prime Agreement is less than 90% of the notes monthly payment due to Prime Table Games, then the note payments may, at our option, be adjusted to the higher of $100,000 per month (for the Prime Table Games LLC note) or £64,000 per month (for the Prime Table Games UK note) or 90% of the monthly revenue amount.  If we engage in this payment adjustment election, the note shall not be deemed in default and the interest rate of the note will increase 2% per annum for the duration of the Note or until the standard payment schedule resumes.

The notes are collateralized by the all of the assets acquired from Prime Table Games LLC and Prime Table Games UK.

Lakes Agreement

On November 1, 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”). Under the Lakes Agreement, we have acquired certain business assets of Lakes.  The acquisition includes a portfolio of patented casino table games, including Bonus Craps™, Four The Money™, Rainbow Poker™, and Roulette Craps™, together with an assignment of the Lakes’ rights under existing licensing agreements with various casinos throughout the United States.  The assignment of some of the contractual rights included in the acquisition will require the consent of the licensee and may be subject to customary regulatory approvals.

The purchase price was $1 plus additional revenue sharing payments (“Contingent Consideration”), which we are obligated to pay.  The Contingent Consideration is based upon differing percentages of the gross revenues generated by the acquired assets following the acquisition.  Under the Lakes Agreement, Lakes has retained a perpetual, royalty-free license to install and offer for play any of the assigned casino games in any casino owned or managed by Lakes.  The Lakes Agreement allows us the option at any time to buy-out Lakes’ right to the Contingent Consideration.  In the event has not received Contingent Consideration in the amount of $69,804 or more within (18) months after the closing of the Lakes Agreement, Lakes will have the option to re-acquire all assets assigned under the Lakes Agreement and to collect all revenue generated by such assets going forward.  In connection with the Lakes Agreement, Lakes has executed a non-competition agreement restricting Lakes participation in any business whose products are substantially similar to the casino games acquired by us under the Lakes Agreement for a period of two (2) years.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 19: Subsequent Events (continued)

Sherron Settlement

On October 25, 2011 we, our CEO and Sherron executed a settlement agreement for purposes of settling all claims amongst the parties.  In connection with the settlement agreement we agreed to pay Sherron the sum of $150,000 in monthly installments beginning November 1, 2011.  Such payments begin at $7,500 per month and increase in phases over the course of one year to a maximum of $17,500 per month.  The obligation was memorialized by a promissory note, at zero percent interest; however the note has default interest of 12% per annum, secured by a confession of judgment in the amount of $150,000 which can filed by Sherron immediately upon a default in any payment.  Credit will be given for any payments made.  Our obligation is personally guaranteed by our CEO.  We recorded a provision for litigation settlement of $150,000 during the quarter ended September 30, 2011.

Our CEO agreed to pay Sherron the sum of $350,000 by June 1, 2012.  If he fails to make the payment by that date, he is obligated to pay Sherron the sum of $375,000 by November 1, 2012.  If our CEO fails to make that payment on the specified due date, we have agreed to make the payment by November 15, 2012.  In the event that our CEO or we do not make the payment by November 15, 2012, Sherron may file a confession of judgment for $375,000 against us and our CEO with interest accruing at the rate of 12% per annum from November 15, 2012.

If our CEO fails to make the $350,000 payment to Sherron by June 1, 2012, then our CEO and we will meet by August 1, 2012 to discuss whether or not our CEO has the means to pay Sherron $375,000 by November 1, 2012.  If, after the August 1, 2012 meeting, our CEO and we agree that he does not have the means to pay the $375,000 by November 1, 2012, then our CEO will assign 1.5 million or more of his personally owned shares of our stock (depending on the trading price of our shares as of August 1, 2012) to us and such assignment shall provide us the power and authority to sell such shares on the open market in order to satisfy the $375,000 owed to Sherron.  If we are unable to raise the full amount of $375,000 through the sales of shares by November 15, 2012, or we are unable to sell any shares by that date, then our CEO guarantees and owes either $375,000 or any remaining balance thereof to us.

Reel Games

On November 10, 2011, we were served with a summons and complaint by Reel Games, Inc. in the United States District Court Southern District of Florida, alleging amongst other things, misappropriations of trade secrets, breach of confidence, fraud and intentional interference with contract.  Reel Games Inc. has claimed that the value of the information misappropriated alone is in excess of $1 million.  The allegations stem from a Mutual Non-disclosure and Non-circumvention Agreement executed by the companies in May 2010 in connection with us evaluating the acquisition of certain assets of Reel Games, Inc.  We believe that the claims are entirely without merit and intend to defend this matter vigorously.

In accordance with SFAS 165 (ASC 855-10), we have analyzed our operations subsequent to September 30, 2011 to November 15, 2011, the date these financial statements were issued, and have determined that except for the preceding items disclosed herein, we do not have any additional material subsequent events to disclose.

Item 2.     Management’s Discussion and Analysis and Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

We are engaged in the business of developing proprietary casino table games and associated technology and systems for the casino gaming industry.  Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players.  We receive fees in the form of recurring revenues for our intellectual property, technology and services that we provide to land-based, riverboat and cruise ship casinos in the United States and internationally.  Currently, with our recent asset acquisitions we now have an installed base of our products on over 2,530 gaming tables.  Typically over 90% of our total revenues are recurring.  These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%.  We report this as “revenues less cost of ancillary products and assembled components” on our financial statements.

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.”  Our product categories are summarized below.  Additional information regarding our products may be found on our web site, www.galaxygaming.com.  Information found on the web site should not be considered part of this report.

Proprietary Table Games.

We develop and deliver proprietary table games designed to enhance our casino clients’ table game operations.  Casinos use our proprietary table games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and the increased profitability for casinos.  Our table games are grouped into two product types we call “Side Bets” and “Premium Games.”  Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games.  Premium Games are unique stand-alone proprietary table games with their own unique set of rules and strategies.  Generally, Premium Games generate higher revenue per table placement than the Side Bet games.  Internally, we track revenue by each of our proprietary casino games.  We do not internally track the cost associated with the revenue of each of its proprietary casino games since it would require subjective allocations of common costs.  Our proprietary table games are listed below.

Side Bets.  Our Side Bets include:

•                  Lucky Ladies

•                  21+3

•                  Bonus Blackjack

•                  Super Pairs

•                  Suited Royals

•                  Lucky 8 Baccarat

•                  21 Magic

•                  Bust Bonus

•                  Emperor’s Treasure

•                  Pai Gow Insurance

•                  Quick Draw

•                  Double Match

•                  Triple Match

•                  Bonus Craps

Premium Games. Our Premium Games include:

•                  Texas Shootout

•                  Emperor’s Challenge

•                  Three Card Split

•                  Deuces Wild

•                  Triple Attack Blackjack

•                  Player’s Edge 21

•                  Kokomo Stud

•                  Buffalo Blackjack Bonus

Enhanced Table Systems

Included in this product category are our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share.

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

The Bonus Jackpot System consists of two independent sub-systems we labeled the Bet Tabulator System and TableVision.  The Bet Tabulator System is an advanced system installed on gaming tables that is used to detect players’ wagers.  Casinos use this system to evaluate game play, determine dealer efficiency and to assist in calculating jackpots and bonusing offerings.  TableVision is an electronic display system used on gaming tables to display game information to the players in lieu of traditional static paper or plastic displays.  Casinos use TableVision as an enhanced display to generate additional player interest and to promote various aspects of the game offered such as jackpots and bonusing programs.  When the Bet Tabulator System and TableVision are used together, the Bonus Jackpot System allows the casino to seamlessly collect and process data and in turn, offer jackpots and other bonusing schemes to their players as determined by them using the data collected and processed.

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

In March 2011, we released Andromeda Series — Stage 3 that adds advanced player display options to the TableVision platform.  One of the major advances of the Andromeda—3 platform is the ability of the Bonus Jackpot System to keep track of and display more than one jackpot.  This advancement, combined with the multiple sensor advancements achieved with Andromeda—2, permits us to offer a unique bonusing system called “MEGA-Share” to our casino clients.  Seventeen units of the Andromeda—3 system were in service in casinos at the end of the third quarter of 2011.  We anticipate generating revenue from these and additional units beginning with the fourth quarter 2011.

We continue to develop enhancements and improvements to our Andromeda Series and are currently designing and developing our Andromeda—4 system, which we expect to be completed by the first quarter of 2012.  Concurrently, we have commenced preliminary design and development of our next major series which we have designated the “Triangulum Series.”  It is anticipated that the Triangulum Series will be released in 2012 and will further our reputation for designing leading edge technology and products for the casino table game industry.

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

Enhanced Table Systems: MEGA-Share

MEGA-Share is a game play methodology invented by us that allows a player of one of our table games to share in the winnings along with other players of a jackpot.  An example of this concept would be if ten table game players are playing in a casino and one of them obtains a winning hand entitling them to a jackpot, the event also triggers a second MEGA-Share jackpot which is divided among all players who qualified for MEGA-Share.  This concept is somewhat similar to a common feature in table games referred to as an “envy bonus” or “share-the-wealth” bonus feature.  Whereas the envy bonus rewards qualifying players at the same table, MEGA-Share rewards players playing on other table, other games, or even other casinos, who have qualified to receive a share of the jackpot due to their participation in MEGA-Share in the form of a wager.

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

Strategy

Our long-term business strategy is designed to capitalize on the opportunities we perceive within the gaming industry.  We are currently the second largest provider of proprietary table games in the world and a relative newcomer to developing and providing advanced electronic table game platforms.  The vast majority of our income is derived from high margin recurring licensing and lease fees that we earn on a monthly basis.  Our plan is to increase the recurring revenues we receive by employing the following strategies:

1.               Expand our inventory of products and technologies to attain a fully comprehensive portfolio;

2.               Increase our per unit price point by leveraging our Enhanced Table System products and methodologies; and

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

We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.  In the past two years, we announced the release of several new casino table game titles we internally developed including Triple Attack Blackjack, Buffalo Blackjack Bonus, 21 Magic, Bust Bonus, Kokomo Stud, Player’s Edge 21, Quick Draw, Double Match and Triple Match.  In 2010, we executed the T&P Agreement whereby we acquired the client installation base, intellectual property and related inventory associated with Deuces Wild Hold’em Fold’em and Random Wild.  On October 4, 2011 we executed an asset purchase agreement with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the agreement we acquired over 20 different table games, including 21+3™, Two-way Hold’em™ and Three Card Poker™ which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. (Three Card Poker™ rights are limited to the British Isles.)

Furthermore, we entered into an asset purchase agreement with Lakes Entertainment, Inc. on November 1, 2011. Under the Lakes Agreement, we have acquired certain business assets of Lakes.  The acquisition includes a portfolio of patented casino table games, including Bonus Craps™, Four The Money™, Rainbow Poker™, and Roulette Craps™, together with an assignment of Lakes’ rights under existing licensing agreements with various casinos throughout the United States.  We anticipate the continued acquisition and/or development of additional new proprietary table games and associated intellectual property, which when combined with our existing portfolio, will give us the complete inventory of proprietary games to offer casinos a complete solution.

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

We invented the concept called MEGA-Share approximately five years ago and expect its introduction in the fourth quarter of 2011.  For table games, MEGA-Share uses our Andromeda-2 or higher Bonus Jackpot System.  MEGA-Share and our Inter-Casino Jackpot System are unrelated but can be combined if so desired by our clients.  A casino could operate either one but not the other, or operate both simultaneously.  We believe MEGA-Share has the ability to become a “must-have” product for casinos and as a result could be a significant contributor to our future revenue growth.  Accordingly, we also intend to intensify our sales efforts on obtaining MEGA-Share placements.

Grow our e-Table business.

In February 2011, we acquired the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets.  We also obtained a small inventory of completed TableMAX e-Tables.  In 2011, we are attempting to install the existing inventory of e-Tables.  We also are awaiting the completion with respect to the development and regulatory approval of the next generation of e-Tables, we refer to as the Model E.  Our initial experience with e-Tables indicates a greater revenue opportunity for us and accordingly, we intend to become aggressive in the expansion of this product in 2012.

Sources of Revenue

We derive recurring revenues from the licensing of our products and intellectual property.  Consistent with our strategy, these revenues are generated from negotiated recurring licensing fee agreements, which typically, are month-to-month in nature.  We also receive revenues in the form of a one-time sale of certain products and/or reimbursement of our manufactured equipment.

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

Expected Changes in Number of Employees, Plant, and Equipment

As we continue to grow and deploy the Andromeda Series—Stage 3 Bonus Jackpot System as well as increase the installation base of e-Table systems, we anticipate the purchasing of inventory and equipment and possibly the leasing of additional space to accommodate research, development, manufacturing and assembly operations.  We will also evaluate the necessary increases to our employee base over the course of the year.

Results of Operations for the Three and Nine months Ended September 30, 2011

For the three months ended September 30, 2011 our continuing operations generated gross revenues of $733,883, compared to gross revenues of $782,137 for the three months ended September 30, 2010.  We experienced decreases in our recurring revenue from table game content, the sale or reimbursement of our manufactured equipment and a decrease in fees associated with the performance of our electronic game platform.  The decrease was a result of continued delays in product regulatory approval of the Andromeda Series—Stage 3 Bonus Jackpot System in a key jurisdiction. The continual delays has resulted in certain of our clients to seek alternative solutions from our competitors  Furthermore the quarter ended September 30, 2010 included $18,711 of income associated with the Inter-Casino Jackpot Network that was commenced on July 1, 2010 in Washington State as a result of authorization received from the Washington State Gambling Commission in March, 2010.  The program was interrupted on July 29, 2010 when a staff member of the Commission instructed the Company to discontinue this program until an alternate program was submitted and approved. The decrease in our installations of our Bonus Jackpot System resulted in a decrease of costs of ancillary products and assembled components from $29,731 in the prior quarter to $16,449 for the current quarter.

Selling, general and administrative expenses for the quarter were $839,927, compared to 2010 selling, general and administrative expenses of $616,573, an increase of $223,354 or 36%.  As indicated in Notes 9 and 19 to the financial statements we settled the Sherron litigation in October 2011.  We recorded a provision for litigation settlement of $150,000 during the quarter ended September 30, 2011.  We have also undertaken certain growth initiatives to expand our recurring revenue base.  We experienced increases in trade show costs, payroll and related costs as the result of hiring sales and marketing personnel as well as the hiring of service personnel in connection with the implementation of the Inter-Casino Jackpot System.  Furthermore, during the quarter ended September 30, 2010 certain employees were impacted by a 10% temporary reduction in salaries.  For those employees impacted, the salaries were fully restored during the quarter ended March 31, 2011. Research and development expenses for the quarter were $82,576, an increase of approximately 17% over the third quarter 2010 research and development expenses of $70,624.  The increase was primarily due to an increase in payroll and related benefits as the result of hiring a Product Development Manager during the second quarter of 2011.  Other expenses decreased from $21,707 in 2010 to $15,665 in 2011 due to decreased interest expense.

Net loss from continuing operations for the three months ended September 30, 2011 was $220,734, compared to an income from continuing operations of $43,502 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, our continuing operations generated gross revenues of $2,264,079, a slight decrease from gross revenues of $2,271,733 for the nine months ended September 30, 2010.  We experienced increases in our recurring revenue from table game content and fees associated with the performance of our electronic game platform offset by a decline in sale or reimbursement of our manufactured equipment.  The decrease in our installations of our Bonus Jackpot System resulted in a decrease of costs of ancillary products and assembled components from $88,591 in the prior year nine months to $61,628 for the current year.  Selling, general and administrative expenses for the nine months ending September 30, 2011 were $2,389,822, an increase of 24% over the same period of the prior year’s selling, general and administrative expenses of $1,924,993.  The increase was primarily due to increased payroll in sales and finance, marketing and the hiring of service personnel.  Additionally, we incurred increases in legal and regulatory expense associated with the California Administrative Licensing Action previously discussed and as addressed in Note 9 to the financial statements, we recorded a $150,000 provision relating to the settlement of the Sherron litigation.  Research and development expenses for the nine months ending September 30, 2011 were $225,060, which is comparable to the prior year’s research and development expenses of $225,404.  Other expenses decreased from $67,993 in 2010 to $50,819 in 2011 due to decreased interest expense.

Net loss from operations for the nine months ended September 30, 2011 was $463,250, compared to a loss from continuing operations of $35,248 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $735,696 and total assets in the amount of $1,651,289. Our total current liabilities as of September 30, 2011 were $724,761.  Our working capital decreased from $249,221 at December 31, 2010 to $10,935 at September 30, 2011.  The decrease in working capital was primarily due to a decrease in cash.

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

At September 30, 2011, other than the commitment from the major shareholder of TableMAX to provide a line of credit specific to acquiring inventory for the TableMAX system, we do not have any available third-party lines or letters of credit.  Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities used $328,460 in cash for the nine months ended September 30, 2011 compared to $134,561 of cash used for the nine months ended September 30, 2010.  The primary components of our negative operating cash flow for the nine months ended September 30, 2011 were net loss from operations of $463,250, increases in accounts receivable of $36,811, miscellaneous receivables of $44,606, prepaid expenses of $12,641 offset by an increase in accrued expenses and taxes of $189,827 and non cash charges consisting of depreciation and amortization expenses, $38,253; provision for bad debts, $27,000; and share based compensation, $20,000.

Cash flows provided by investing activities for the nine months ended September 30, 2011 were $21,793 consisting of $34,627 in payments received on a note receivable and a decrease in other assets of $2,717 offset by a $38,769 increase in products leased and held for lease and $20,368 in acquisition of property and equipment.  Cash generated by financing activities during the nine months ended September 30, 2011 were $26,719 consisting of proceeds from the sale of common stock in the amount of $200,000, and payments received on stock subscription receivable totaling $6,604 offset by $74,848 in payments on notes payable and $105,037 in payments on notes payable-related party.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2011.

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

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galaxy Gaming, Inc

Date:	November 18, 2011

	By:	/s/ Robert Saucier
Robert Saucier
President, Chief Executive Officer and Director

Galaxy Gaming, Inc

Date:	November 18, 2011

	By:	/s/ Andrew Zimmerman
Andrew Zimmerman
Chief Financial Officer, Treasurer and Secretary