Form 10-K
period 2011-12-31
Galaxy Gaming, Inc.
filed 2012-04-16
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $3,605,028.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  38,310,591 as of March 29, 2012.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.   Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I

ITEM 1.  BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refers to Galaxy Gaming, Inc., a Nevada corporation, the company filing this report. “GGPVT” refers to a prior Galaxy Gaming, Inc., a privately held company that previously operated under the Galaxy Gaming moniker and was acquired by us. Further, unless indicated otherwise, the terms and titles, “chief executive officer,” “CEO,” “interim chief financial officer,” “interim CFO,” “chairman,” “chairman of the board” and “president” refers to Mr. Robert B. Saucier; “CFO” and “chief financial officer” refers to Mr. Andrew Zimmerman; “COO” refers to our “chief operating officer,” Mr. William O’Hara and “Board” refers to the Company’s board of directors.

History and development of Galaxy Gaming. In 1997, our founder, Robert B. Saucier, was an investor in a small casino in Washington State that featured casino table games.  During his tenure at this casino, Mr. Saucier invented a side bet for blackjack known as Horseshoe Blackjack.  The side bet became very popular and the casino’s winnings from the games increased significantly.  On October 7, 1997, Galaxy Gaming Corporation, a privately held Nevada corporation (“GGCORP”) was formed and Mr. Saucier exchanged all of his rights, title and interest in his invention for stock in GGCORP. Other casinos, recognizing the popularity and profitability of this side bet, requested intellectual property licenses to offer the Horseshoe Blackjack side bet at their casinos. GGCORP modified the invention, changed the name of the side bet to Lucky Ladies and filed for a method patent, which was later granted by the U.S. Patent and Trademark Office.

In 2002, the business and assets of GGCORP were acquired by Galaxy Gaming, LLC, a Nevada limited liability company (“GGLLC”). GGLLC expanded its product line including the introduction of two popular casino table games known as “Texas Shootout” and “Emperor’s Challenge.”   These new products, combined with an enlarged sales force and an expanded distribution network, attributed to GGLLC’s growth in subsequent years.  In 2007, GGPVT acquired the assets and business operations of GGLLC. In February 2009, GGPVT executed a reverse merger with Secured Diversified Investment, Ltd., a publicaly traded Nevada corporation (“SDI”) for the purpose of transferring GGPVT’s business into the publically traded SDI shell corporation. With that transaction, GGPVT became a wholly-owned subsidiary of SDI and in September 2009, the two companies merged and the resulting entity was named “Galaxy Gaming, Inc.” See “Note 1 History of business entities” in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Description of the business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and beginning in 2011, to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 2,500 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

Revenues consist of primarily recurring royalties received from our clients for the licensing of our game content and other products. Typically over 90% of our total revenues are recurring. In 2011, recurring revenues represented 99.2% of our total revenues. These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%. In lieu of reporting as “gross profit,” this amount would be comparable to “revenues less cost of ancillary products and assembled components” on our financial statements. Additionally, we receive non-recurring revenue as reimbursement from the sale of associated products.

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our table games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Premium Games are unique stand-alone Proprietary Table Games with their own unique set of rules and strategies. Generally, Premium Games generate higher revenue per table placement than the Side Bet games. Internally, we track revenue by each of our Proprietary Table Games.  We do not internally track the cost associated with the revenue of each of our proprietary casino games since it would require subjective allocations of common costs. Samplings of our Proprietary Table Games are listed below.

Side Bets	Premium Games
21 Magic	Buffalo Blackjack Bonus
21+3 Classic Blackjack	Deuces Wild
21+3 Top 3 Blackjack	Emperor’s Challenge
21+3 Xtreme Blackjack	Four the Money
All 6 for Three Card Poker	Kokomo Stud
Benz for a Buck Blackjack	Player’s Edge 21
Bonus Blackjack	Random Wild
Bonus Craps	Rainbow Poker
Bust Bonus	Super 3 Poker
Colors for Pai Gow Poker	Texas Shootout
D-T Dice for Pai Gow Poker	Three Card Poker
Double Match	Three Card Split
Emperor’s Treasure	Triple Attack Blackjack
JoKolor for Pai Gow Poker	Two Way Hold ‘em Casino Poker
Lucky 8 Baccarat	YES Dice
Lucky Ladies
Pai Gow Insurance
Poker 3 Bonus
Prime for Three Card Poker
Quick Draw
Share the Wealth
Suited Royals
Super Pairs
Triple Match

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. We include in this product category our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share.

Enhanced Table Systems: Bonus Jackpot System. In 2008, we began deployment of a research and development project to create an electronically enhanced table game platform we trademarked the “Bonus Jackpot System.” We developed our Bonus Jackpot System to compete with our competitors’ progressive jackpot systems. Early in the design process, we decided to not simply emulate the standard progressive jackpot system offered by competitors, but instead we chose to design, engineer and manufacture a system to further enhance the table game player’s experience beyond their current experiences and likewise further improve the casino’s profit from table games. We have committed a significant portion of our resources to the research and development of this system. We believe we have benefited from this commitment as our Bonus Jackpot System has evolved into a leading casino table game platform in the industry.

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

The inaugural series of the Bonus Jackpot System, known as the “Milky Way Series,” was first installed into a casino in March 2009. We consider our Milky Way Series to have been a success for us, as it was our entry into developing electronic bonusing platforms for casino table games. The Milky Way Series is still currently in use and it continues to generate recurring revenue for us. We anticipate we will continue to receive revenues from the Milky Way Series in 2012.

Shortly after the Milky Way Series was deployed, we began development of the next series of our Bonus Jackpot System, which we branded the “Andromeda Series,” continuing the theme of branding each major release of our Bonus Jackpot System with the name of a known galaxy. Early in 2010, we completed development of the first phase of Andromeda Series. The major advancement of the Andromeda Series over the Milky Way Series was the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers. We believe this achievement for casino table games was the first of its kind in the world. The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com.

In August 2010, we released Andromeda Series – Stage 2 (“Andromeda–2”). Among other improvements, Andromeda–2 increased the maximum number of player positions at a table from 7 to 16 and increased the number of betting positions per player from 1 to 6, both firsts within the casino table game industry. Andromeda–2 also introduced an advanced sensor design placed in front of each player, which increased reliability and provided the player with a positive indication when their wager is recorded.

In March 2011, we released Andromeda–3, which added advanced player display options to the TableVision platform including the ability of the Bonus Jackpot System to keep track of and display more than one jackpot. This advancement, combined with the multiple sensor advancements achieved with Andromeda–2, permits us to offer a unique bonusing system called “MEGA-Share” to our casino clients. We began generating revenue from Andromeda–3 in the fourth quarter of 2011.

We continue to develop enhancements and improvements to our Andromeda Series and are currently designing and developing our Andromeda–4 system, which we expect to be completed in 2012. Concurrently, we have commenced preliminary design and development of our next major series which we have designated the “Triangulum Series.” It is anticipated that the Triangulum Series may be released in late 2012 or 2013 and will further our reputation for designing leading edge technology and products for the casino table game industry.

Enhanced Table Systems: Inter-Casino Jackpot System. In 2009, we saw an opportunity to leverage the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network. This methodology has long been practiced in the slot machine industry beginning with the introduction of IGT’s Megabucks in the 1990’s. These systems are referred to as “wide area progressives” and nearly every major slot machine manufacturer has a wide area progressive system. We developed our version of a wide area progressive jackpot system for table games that we call the Inter-Casino Jackpot System.

In April 2011, using our proprietary Andromeda–2 Bonus Jackpot System, we implemented our Inter-Casino Jackpot System in Nevada by connecting nine casinos located in Las Vegas which are operated by Station Casinos, a Las Vegas based, locals oriented, casino chain. This system linked our proprietary Deuces Wild game operating in each of the nine casinos and allowed Station Casinos to offer a combined jackpot. Our preferred method of compensation is to collect a fee from our casino clients based upon their player’s participation in the Inter-Casino Jackpot System.

Enhanced Table Systems: MEGA-Share. MEGA-Share is a game play methodology invented by us that allows a player of one of our table games to share in the winnings of a jackpot together with other players. An example of this concept would be when multiple table game players are playing in a casino and one of them obtains a winning hand entitling them to a jackpot, the event also triggers a second MEGA-Share jackpot that is divided among all players who qualified for MEGA-Share. MEGA-Share rewards the other players playing on other tables, other games, or even other casinos with a share of the MEGA-Share jackpot, provided that they placed a qualifying MEGA-Share wager.

We believe MEGA-Share may offer casinos an opportunity to significantly increase player interest, thereby increasing their revenues, which in turn could result in generating increased recurring revenue for us. For table games, MEGA-Share uses our Andromeda-3 Bonus Jackpot System. We installed and commenced beta-testing our first MEGA-Share system in an off-strip casino in Las Vegas in December 2011.

e-Tables. In February 2011, we acquired the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 18 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform. These platforms will allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

Strategy. Our long-term business strategy is designed to capitalize on the opportunities we perceive within the gaming industry. We are an experienced developer of proprietary table games but a relative newcomer to developing and providing advanced electronic table game platforms and e-Tables.  Throughout our history, we have been focused on creating and expanding our base of recurring revenues that we earn on a monthly basis.  Our plan is to continue to increase the recurring revenues we receive by employing the following strategies:

1.	Expand our inventory of products and technologies to attain a fully comprehensive portfolio;
2.	Increase our per unit price point by leveraging our Enhanced Table Systems; and
3.	Grow our e-Table business.

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Shuffle Master Gaming, Inc., has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift this through internal development of products as well as continued acquisitions from others.

Our first preference is to develop internally our products and intellectual property. Our CEO works closely with our engineering team to develop new cutting-edge table game content and ancillary products. Together they have been responsible for the continued development of our Proprietary Table Games and Enhanced Table Systems. We intend to further expand our product line including so-called “utility” products now offered by our competitors through our continued research, design, development and engineering efforts.

In addition, we are constantly seeking to acquire marketable products developed by others. In 2010, we acquired the Deuces Wild Hold’em Fold’em and Random Wild games and associated intellectual property from T&P Gaming, Inc. In October 2011 we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker from Prime Table Games. Those games are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. Prime Table Games’ intellectual property portfolio included 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. In November 2011, we acquired the table games Bonus Craps, Four The Money, Rainbow Poker and Roulette Craps together with nine patents, various trademarks and an assignment of existing licensing agreements with various casinos throughout the United States from Lakes Entertainment, Inc.

We anticipate the continued acquisition and/or development of additional new proprietary table games and associated intellectual property, which when combined with our existing portfolio, will give us the complete inventory of proprietary games to offer casinos a complete solution, thereby increasing our competitiveness in the marketplace.

Increase our per unit price point by leveraging our Enhanced Table Systems. Our Enhanced Table Systems permit us the opportunity to significantly increase the amount of recurring revenue we receive from each table game placement. Accordingly, our goal is to concentrate on installing new game placement using one or more of our Enhanced Table Systems and to convert our existing Proprietary Table Game placements that currently do not incorporate our Enhanced Table Systems. We have modified most of our Premium Table Games and many of our Side Bets to benefit from the economics this new system affords us.  In the future, we intend to be able to offer this platform for all games.

Additionally, we expect that most or all of our new Proprietary Table Games will include the Bonus Jackpot System component. The technology developed with the Bonus Jackpot System has allowed us to offer not only bonus jackpots and progressive jackpots, but also provides us the infrastructure to offer our Inter-Casino Jackpot System and MEGA-Share, which we believe will be a popular option for casinos seeking to increase their game play activity. We have identified jurisdictions where we may have the ability to offer this program and have commenced seeking the requisite approvals. In jurisdictions where our Inter-Casino Jackpot System is approved, we intend to increase our sales efforts towards connecting casinos together into a common jackpot system.

We invented the concept called MEGA-Share, which we first installed in December 2011. MEGA-Share and our Inter-Casino Jackpot System are unrelated but can be combined if so desired by our clients. A casino could operate either one but not the other, or operate both simultaneously. We believe MEGA-Share has the ability to become a “must-have” product for casinos and as a result could be a significant contributor to our future revenue growth. Accordingly, we also intend to intensify our sales efforts on obtaining MEGA-Share placements.

Grow our e-Table business. Our TableMAX product line is developed for us by TableMAX Corporation. Having installed the majority of TableMAX e-Tables we received last year, we are awaiting the next major release of the TableMAX e-Table, referred to as the “Model E.” We have been informed by TableMAX Corporation that the majority of the Model E’s development is complete and it has been submitted for regulatory approval with Gaming Labs International, an independent testing organization. We anticipate the requisite approval for the Model E in 2012 and expect to offer this product to gaming operators in late 2012 or early 2013.

Competition. We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending.  Our competition for casino placement and players comes from a variety of sources, including companies that design and market proprietary table games, electronic table game platforms, e-Tables and other gaming products.

With respect to our Proprietary Table Games, we compete with several companies who primarily develop and license proprietary table games.  Our competitors include, but are not limited to, Shuffle Master Gaming, DEQ Systems, TCS/John Huxley, and Masque Publishing. Competition in this product group is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  Larger competitors have superior capital resources, distribution and product inventory than we do.  We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels.  We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products.

With respect to our Enhanced Table Systems, we compete primarily with Shuffle Master Gaming and DEQ Systems. Shuffle Master Gaming has a progressive jackpot system it uses with its proprietary table games. DEQ Systems, which has limited game content, often uses its platform with other companies’ games including ours and Shuffle Master.

With respect to our Inter-Casino Jackpot System, we compete primarily with Shuffle Master Gaming. We believe the methodology used by our Inter-Casino Jackpot System will likely become popular and as a result, we anticipate new competitors in the future.

With respect to our e-Table system, there are numerous other companies that manufacture and/or sell e-Tables that are similar. These companies include, but are not limited to, TCS/John Huxley, Aristocrat, Interblock, Aruze Corporation, Novomatic Industries, PokerTek, Inc. and Shuffle Master Gaming. Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and slots.  One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on e-Table platforms. In 2010, we entered into a royalty agreement with PokerTek, Inc. to license our game content whereby we would receive royalties for the use of our products if placed on their electronic platform.  In 2011, we did not earn any royalties from this agreement we anticipate we will receive minimal revenues from this agreement in 2012.

Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships.  Moreover, we expect additional competitors to emerge in the future.  We believe that the principal competitive factors in our market include products that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.  Although we plan to compete effectively in this market, we recognize that this market is relatively new and is evolving rapidly, and accordingly, there can be no assurance that we will be able to compete effectively. We believe that our success will depend upon our ability to remain competitive in our field.  We compete with others in efforts to obtain or create innovative products, obtain financing, acquire other gaming companies, and license and distribute products.  The failure to compete successfully in the market for proprietary table games, electronic table game platforms and multi-casino jackpots could have a material adverse effect on our business.

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping ourselves from our facilities in Las Vegas, Nevada, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and development. We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers to support, improve and upgrade our products and to develop and explore other potential table game products.  We perform our research and development ourselves at our corporate offices. We may also use third party developers to conduct research and development for certain product offerings.

We believe that one of our strengths is identifying new product opportunities and developing new products. Therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  We have incurred approximately $286,142 and $285,310 in research and development expenditures during 2011 and 2010, respectively.

Intellectual property. Our products and the intellectual property associated with them are typically protected by patents, trademarks and copyrights. There can be no assurance that the steps we have taken to protect our intellectual property will be sufficient.  In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of infringement.  Furthermore, other companies could develop similar or superior products without violating our intellectual property rights.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail.

We have been and are subject to litigation claiming that we have infringed the rights of others and/or that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of these cases see “Item 3. Legal Proceedings” and Note 15 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Government regulation. We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products.  Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive.  Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable.  We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals.  These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations. In addition to jurisdictions in which we, and specific personnel, were required to have authorizations with respect to some or all of our products and activities, we have authorizations with respect to certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos.  These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.

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

Regulation of officers, directors and stockholders. In many jurisdictions, any officer or director is required to file an application for a license, finding of suitability or other approval and, in the process, subject himself or herself to an investigation by those authorities.  As for stockholders, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability, or other approval and, in the process, subject himself or herself to an investigation by those authorities.  The gaming laws and regulations of most jurisdictions require beneficial owners of more than 5% of our outstanding voting securities to file certain reports and may require our key employees or other affiliated persons to undergo investigation for licensing or findings of suitability.

In the event a gaming jurisdiction determines that one of our officers, directors, key employees, stockholders, or other personnel is unsuitable to act in such a capacity, we may be required to terminate our relationship with such person or lose our rights and privileges in that jurisdiction.  This may have a materially adverse effect on us.  We may be unable to obtain all the necessary licenses and approvals or ensure that our officers, directors, key employees, affiliates and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which our products are sold or used.  The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and approvals in other jurisdictions.  In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects. Our articles of incorporation permit us to require any shareholder who fails to obtain a required finding of suitability to surrender their shares to us in exchange for compensation based upon a predetermined methodology.

Gaming jurisdictions.  Gaming jurisdictions that have legalized gaming typically require various licenses, registrations, findings of suitability, permits, and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control.  In general, such requirements involve restrictions and approvals.  Additionally we license and/or lease our products through licensed distributors. We now offer our products in the following gaming jurisdictions:

United States		Canada	Other
Arizona	Mississippi	Alberta	Aruba
California	Missouri	British Columbia	Australia
Colorado	Nevada	Manitoba	Puerto Rico
Connecticut	New Jersey	Nova Scotia	St. Maarten
Florida	New Mexico	Ontario	Switzerland
Idaho	North Dakota	Quebec	United Kingdom
Illinois	Ohio		U.S. Virgin Islands
Indiana	Oklahoma
Iowa	Pennsylvania
Kansas	South Dakota
Maine	Washington
Michigan	West Virginia
Minnesota

Native American gaming regulation.  Gaming on Native American lands within the United States is governed by the Federal Indian Gaming Regulatory Act of 1988 ("IGRA") and specific tribal ordinances and regulations. Class III gaming, as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted.  The National Indian Gaming Commission ("NIGC") has oversight authority over gaming on Native American lands and generally monitors tribal gaming including the establishment and enforcement of required minimum internal control standards.  Each tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact.  We have complied with each of the numerous vendors licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

Application of future or additional regulatory requirements.  In the future, we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world where significant sales of our products are expected to be made.  However, we may be unable to obtain these registrations, licenses, approvals or findings of suitability, which if obtained, may be revoked, suspended, or conditioned.  In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved.  If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Employees. We have nineteen employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  Our employees are co-employed by Advanstaff, Inc. a professional employer organization used by us to provide payroll and human resource services.  As needed from time to time, we also pay for the services of independent contractors.

Subsidiary. In the year ending December 31, 2011, we have one wholly owned subsidiary, Galaxy Gaming of Washington, LLC. This company was dormant for several years and was dissolved prior to the date of this report.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business.  We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, Nevada.  We currently pay rent to a related party pursuant to a lease was entered into effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. We currently occupy 6,200 square feet and are currently anticipating that we will need to seek additional space to accommodate our expanded operations.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal proceedings, see Note 9 in “Item 8 Financial Statements and Supplementary Data” included in this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information. Prior to its reverse merger with SDI in 2009, GGPVT was a privately-held company and accordingly there was no public market for its securities.  Also prior to the reverse merger, the common stock of SDI was quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”), under the symbol SDFD.OB.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks," as well as volume information. A few months after the reverse merger, FINRA reissued SDI’s stock ticker symbol as SECD.OB.  After SDI and its wholly owned subsidiary GGPVT were merged, we requested a new symbol from FINRA and were issued the symbol GLXZ.OB.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
December 31,	0.30	0.16	0.60	0.31
September 30,	0.35	0.15	0.45	0.14
June 30,	0.50	0.23	0.55	0.15
March 31,	0.40	0.19	0.65	0.31

Penny stock. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Holders of our common stock. As of March 29, 2012, we had 38,310,591 shares of our common stock issued and outstanding, held by 51 shareholders of record.  All of the prior issued and outstanding equity interests, preferred and common stock, issued by SDI prior to the reverse merger were extinguished and rendered null and void.

Dividend policy. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

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

Transfer agent. Our stock transfer agent and registrar is Empire Stock Transfer, Inc. located at 1859 Whitney Mesa Drive, Henderson, Nevada 89014. Their telephone number is (702) 818-5898.

Securities authorized for issuance under equity compensation plans. We have not yet adopted any formal equity compensation plans. In anticipation of establishing an equity compensation plan we:

(1)	granted options to our CFO to purchase 22,500 shares of our common stock at a price of $0.55 per share, exercisable for three years. Additional grants of options to our CFO to purchase 22,500 shares of our common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service through November 2012.
(2)	agreed that our outside Board members, Dan Scott and Richard Baldwin, will receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.
(3)	agreed on March 29, 2012, to an initial employee stock grant program which granted 802,500 shares to 12 different employees in various grant sizes. A revised version of this same plan was approved on April 16, 2012. See Note 19 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Recent sales of unregistered securities. In June 2009, we closed a private offering of common stock.  A total of 138,750 shares were sold to thirteen purchasers for a total purchase price of $55,500.  Of this total, 37,500 shares were purchased for cash proceeds in the amount of $15,000.  Additionally 86,000 shares were sold to our employees in exchange for promissory notes in the aggregate amount of $34,400.  The notes are secured by the shares purchased, bear interest at a rate of six percent (6%) per year, and are payable over the course of two years.  We are in the process of finalizing these share issuances and where appropriate, cancelling any pro-rata shares of employees who did not fully pay these notes. Finally 15,250 shares were issued in exchange for services rendered by our COO valued at $6,100.  We issued 100,000 shares of common stock in settlement of accounts payable.  Convertible notes payable in the amount of $200,000, plus accrued interest, were converted to equity resulting in the issuance of 1,042,989 common shares.  In July 2009 we commenced a private offering of common stock to raise approximately $400,000.  Investor demand for the offering prompted our Board to extend the amount offered.  As a result of the over-subscription, a total of 1,722,858 shares and 861,429 warrants were purchased for cash proceeds of $603,000.  The offering was closed in December 2009.  During the year ended December 31, 2009, we issued 1,101,583 shares of common stock for services to be performed in non-cash transactions pursuant to various service agreements.  On April 1, 2010 we sold a total of 1,428,572 shares of common stock and 714,286 warrants to two principals of a competitor for total cash proceeds of $500,000. On February 24, 2011 we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000. On October 1, 2011, as a part of the asset acquisition structure for Prime Table Games, 2,000,000 shares valued at $0.40 each were issued separately to the two owners of Prime Table Games.

The offering and sale of our shares were exempt from registration under rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010. This discussion should be read together with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).  Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms or fully-automated electronic tables.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Plan of operation. See “Item 1. Business” included in this Form 10-K for a more detailed discussion of our business, strategy and a description of each of our product categories.

Results of operations for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011 our continuing operations generated gross revenues of $3,684,865 compared to $3,054,856 in the prior year, an increase of $630,009 or 21%.  The increase was attributable to the growth in our recurring revenue from table game content and fees associated with the performance of our electronic game platform. This was also materially enhanced at year-end by initial revenues stemming from the 21+3 and Three Card Poker products acquired from the Prime Table Games acquisition, which closed in October. The Prime Table Games acquisition materially enhanced revenues for the fourth quarter of 2011, and is expected to be the primary revenue driver for us in future years. Additionally, we are not expected to add any material expenses related to the two primary products, 21+3 and Three Card Poker, but costs will be expended to further research and potentially enhance the protection of the remaining products in the acquired Prime Table Games portfolio. The Prime Table Games acquisition was valued by a national business valuation firm headquartered in Dallas, Texas, at a dollar value of approximately $22.2 million. For financing information on this acquisition, see the “Liquidity and capital resources” section later in this overview.

Additionally in 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and with a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain games titles.  We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.

TMAX agreed to assign, for the term of the TMAX Agreement, all of its existing gaming installations and usable inventory to the TableMAX Division.  We agreed to furnish our intellectual property relating to our table game content for use by the TableMAX Division, royalty-free for the term of the TMAX Agreement.  Although we are responsible for the losses of the TableMAX Division, TMAX has agreed to reimburse us during the first 12 months from the date of the TMAX Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000.  A subsequent verbal agreement by both company’s to reimburse Galaxy for loses beyond this initial 12 month period is currently in place until decisions as to potential contract changes are made. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement. Because of this arrangement, TMAX had a neutral impact on our performance in 2011.

Our recurring revenues and fees were $3,655,148 and $2,950,157 in 2011 and 2010, respectively, representing an increase of $704,991 or 24%. Recurring revenues as a percentage of all revenues was 99.2% and 96.6% for the years 2011 and 2010, respectively.

We experienced a decline in the sale or reimbursement of our products and manufactured equipment, to $48,868 in 2011 from $100,594 in 2010, a decrease of $51,726 or 51%. This decline was the result of a decrease in our sales of our Enhanced Table Systems. Accordingly, this decrease resulted in the decrease of costs of ancillary products and assembled components to $99,219 in 2011 compared to $135,738 in 2010, a decrease of $36,519 or 26.9%. Selling, general and administrative expenses were $3,198,029 in 2011 compared to $2,642,319 in 2010, an increase of $555,710 or 21.0%.  The increase was primarily due to increased sales related expenses including payroll, travel and trade shows; increases in regulatory costs associated with product approvals and gaming licenses in new jurisdictions; and legal expenses associated with the ongoing legal proceedings.  Research and development expenses were $286,142 in 2011 compared to $285,310 on 2010, an increase of $832. Other expenses increased to $581,895 in 2011 from $164,165 in 2010, an increase of $417,729 or 255%, reflecting the first three months of patent and trademark amortization from the Prime Table Games acquisition.

Related the above mentioned and significant Prime Table Games amortization, our net loss significantly increased to ($473,336) in 2011 as compared to ($135,861) in 2010, representing an increased loss of $337,474 or 248.4%.

Liquidity and capital resources. As of December 31, 2011 we had total current assets of $1,448,272 and total assets of $23,115,411. Our total current liabilities as of December 31, 2011 were $2,805,193.

Our operating activities used $244,305 in cash for the year ended December 31, 2011 and contributed cash to the organization of $35,593 in cash for the year ended December 31, 2010. The primary components of our negative operating cash flow for the year ended December 31, 2011 were our net loss of $640,086, an increase of $552,761 in accounts receivable, reductions in other current assets of $201,390, offset by increases in accounts payable of $80,457 and other current liabilities of $177,753. Total current liabilities are as follows:

Account	2011	2010
Accounts payable	$274,576	$195,899
Accrued expenses	358,860	108,103
Accrued interest – related party	0	25,973
Deferred revenue	336,048	220,867
Notes payable – related party	469	107,850
Notes payable – current portion	1,835,240	81,058
Total current liabilities	$2,805,193	$739,750

The growth in the deferred revenue account represents our continued shift to a fixed-rate, bill-in-advance process that reduces collection issues, and helps to stabilize company revenues, both from a timing as well as a projection perspective structure. Where possible, we will continue to move clients in this direction.

Cash flows provided by financing activities during the year ended December 31, 2011 were $22,073, primarily consisting of the proceeds from the issuance of common shares less payments made on note payable. Non-cash financing activities consisted of primarily of the acquisition of Prime Table Games was $23.0 million, which consisted of the issuance of 1,000,000 shares of our stock valued at 40 cents per share to each of the two owners (total value of $800,000), along with two promissory notes (with a dollars to pound conversion rate of .64) as follows:

Maturities	US Portion (Note 1) (USD)	UK Portion (Note 2) (GBP)	UK Portion (Note 2) (US$)	Total (USD)
2012	$874,088	£598,796	$935,619	$1,809,707
2013	1,162,446	720,060	1,125,094	2,287,540
2014	1,483,233	859,306	1,342,665	2,825,898
2015	1,846,854	1,021,211	1,595,641	3,442,495
2016	2,265,811	1,211,523	1,893,005	4,158,816
2017	2,382,995	1,278,496	1,997,651	4,380,645
2018	2,184,573	710,608	1,110,325	3,294,898
Total	$12,200,000	£6,400,000	$10,000,000	$22,200,000

Additionally, Investing activities used cash of $42,975 for the year as increases property and equipment of $20,948 were also combined with payments on a note receivable of $28,510.

We intend to fund our continuing operations through increased sales. Additionally, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. On February 24, 2011 we sold 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000. On October 4, 2011 we granted 2,000,000 shares of common stock, valued at $0.40 per share, as a part of the value for the acquisition of Prime Table Games’ assets.

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

Off balance sheet arrangements. As of December 31, 2011 there were no off balance sheet arrangements.

Significant equipment. We do not anticipate the purchase of any significant equipment for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES BOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements for Galaxy Gaming, Inc.:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2011 and 2010
F-3	Statements of Operations for the years ended December 31, 2011 and 2010
F-4	Statement of Stockholders’ Equity (Deficit) as of December 31, 2011
F-5	Statements of Cash Flows for the years ended December 31, 2011 and 2010
F-6-18	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Galaxy Gaming, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 14, 2012

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$200,128	$444,434
Accounts receivables – trade, net	843,328	311,961
Miscellaneous receivables	112,513	15,790
Prepaid expenses	57,650	24,940
Inventory	217,162	175,372
Note receivable – related party, current portion	17,491	16,475
Total Current Assets	1,448,272	988,972

Property and Equipment, net	42,637	44,101

Other Assets
Intellectual property, net	15,999,052	119,831
Intangible assets, net	4,112,711	346,790
Goodwill	1,091,000	0
Note receivable – related party, net of current portion	374,449	403,975
Other	47,290	18,113
Total Other Assets	21,624,502	888,709

Total Assets	$23,115,411	$1,921,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$274,576	$195,899
Accrued expenses	358,860	108,103
Accrued interest – related party	0	25,973
Deferred revenue	336,048	220,867
Notes payable – related party	469	107,850
Notes payable, current portion	1,835,240	81,058
Total Current Liabilities	2,805,193	739,750

Long-term Debt
Notes payable, net of debt discount, net of current portion	20,035,366	1,148,448

Total Liabilities	22,840,559	1,888,198

Stockholders’ Equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	0	0
Common stock, 65,000,000 shares authorized; 37,508,091 shares issued and outstanding (2010 – 34,974,758)	37,507	34,974
Additional paid-in capital	1,915,311	1,252,393
Stock warrants	513,181	470,632
Stock subscription receivable	(3,916)	(10,520)
Accumulated deficit	(2,187,231)	(1,713,895)
Total Stockholders’ Equity	274,852	33,584

Total Liabilities and Shareholders’ Equity	$23,115,411	$1,921,782

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
Revenue:
Product leases and royalties	$3,655,148	$2,950,157
Product sales and service	29,717	104,699
Total revenue	3,684,865	3,054,856

Costs and Expenses:
Costs of ancillary products and assembled components	99,219	135,738
Selling, general and administrative	3,198,029	2,642,319
Research and development	286,142	285,310
Depreciation	22,412	12,833
Amortization	435,218	26,258
Total Costs and Expenses	4,041,020	3,102,458

Loss from Operations	(356,155)	(47,602)

Other Income (Expense)
Interest income	24,821	26,150
Interest expense	(89,844)	(114,409)
Amortization of debt discount	(52,158)	0
Total Other Income (Expense)	(117,181)	(88,259)

Income (Loss) before Provision for Income Taxes	(473,336)	(135,861)
Provision for Income Taxes	0	0

Net Loss	$(473,336)	$(135,861)

Net Loss per Share: Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	37,508,091	33,931,722

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF DECEMBER 31, 2011

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Total

Beginning balance, January 1, 2010	33,056,186	$33,056	$944,774	$147,504	$(25,967)	$(1,578,034)	$(478,667)

Payments received for stock subscription receivable	—	—	—	—	15,447	—	15,447

Shares issued for payment of accounts payable	40,000	40	15,960	—	—	—	16,000

Common stock and warrants issued under private placement financing	1,428,572	1,428	175,444	323,128	—	—	500,000

Share based compensation expense	—	—	26,665	—	—	—	26,665

Common stock issued for asset acquisition	450,000	450	89,550	—	—	—	90,000

Net loss from continuing operations	—	—	—	—	—	(135,861)	(135,861)

Balance, December 31, 2010	34,974,758	34,974	1,252,393	470,632	(10,520)	(1,713,895)	33,584

Common stock and warrants issued for cash	533,333	533	156,918	42,549	—	—	200,000

Share based compensation expense	—	—	28,000	—	—	—	28,000

Payments received for stock subscription receivable	—	—	—	—	6,604	—	6,604

Common stock issued in connection with asset acquisition	2,000,000	2,000	478,000	—	—	—	480,000

Net loss for the year ended December 31, 2011	—	—	—	—	—	(473,336)	(473,336)

Balance, December 31, 2011	37,508,091	$37,507	$1,915,311	$513,181	$(3,916)	$(2,187,231)	$274,852

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Cash Flows from Operating Activities:	2011	2010
Net loss from for the year	$(473,336)	$(135,861)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	22,412	12,832
Amortization expense	435,218	26,258
Amortization of debt discount	52,158	0
Provision for bad debts	44,000	55,617
Write-off of inventory	15,000	0
Share-based compensation	28,000	26,665
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(575,185)	4,982
(Increase) in miscellaneous receivable	(100,813)	(8,184)
(Increase) in inventory	(107,327)	(51,701)
(Increase) decrease in prepaid expenses	(32,710)	18,374
Increase (decrease) in accounts payable	78,677	(97,449)
Increase (decrease) in accrued expenses	250,757	(9,895)
Increase (decrease) in accrued interest – related party	(25,973)	9,553
Increase in deferred revenue	115,181	12,138
Net Cash Used in Operating Activities	(273,941)	(136,671)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(20,948)	(24,617)
Payments received on note receivable	28,510	40,026
Increase in other assets	0	(18,113)
Net Cash Used in Investing Activities	7,562	(2,704)

Cash Flows from Financing Activities:
Payments on notes payable – related party	(103,474)	(249,349)
Collection of stock subscription receivable	6,604	15,447
Payments on note payable	(81,057)	(91,128)
Proceeds from issuance of common stock	200,000	500,000
Net Cash Provided by Financing Activities	22,073	174,970

Net Increase (Decrease) in Cash and Cash Equivalents	(244,306)	35,595
Cash and Cash Equivalents – Beginning of Year	444,434	408,839
Cash and Cash Equivalents – End of Year	$200,128	$444,434

Supplemental Cash Flow Information:
Cash paid for interest	$115,537	$55,454
Cash paid for income taxes	$0	$0
Non – Cash Investing and Financing Activities:
Common Stock issued for payment of accounts payable	$0	$16,000
Intangible assets acquired through the issuance of notes payable recorded at fair values	$21,150,000	$126,000
Intangible assets acquired through the issuance of common stock recorded at fair values	$480,000	$90,000
Debt discount related to fair value of notes payable	$1,530,000	$0
Inventory reclassified to products held for lease	$50,537	$0

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 1. NATURE OF OPERATIONS

History of business entities. On January 1, 2007, Galaxy Gaming, LLC (“GGLLC”), a Nevada limited liability company, entered into several agreements with the original Galaxy Gaming, Inc., a Nevada privately held corporation (“GGPVT”).  GGPVT was incorporated in the State of Nevada on December 29, 2006, and acquired the business operations of one or more companies using the “Galaxy Gaming” moniker. Pursuant to these agreements, GGLLC sold selected assets, such as inventory and fixed assets, to GGPVT.  On December 31, 2007, GGPVT acquired, through an asset purchase agreement, GGLLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. GGPVT also acquired the existing client base from GGLLC.

Secured Diversified Investment, Ltd. Secured Diversified Investment, Ltd., a publically held Nevada corporation (“SDI”), was served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 08-16332.  The Bankruptcy Court’s Order for Relief was entered on July 30, 2008.  By order entered January 27, 2009, the Bankruptcy Court confirmed SDI’s Plan of Reorganization (“Plan”). On February 10, 2009, SDI entered into a share exchange agreement with GGPVT (the “Reverse Merger”). In connection with the Reverse Merger, SDI obtained 100% of the issued and outstanding shares of GGPVT and GGPVT became a wholly-owned subsidiary of SDI.  Pursuant to the terms and conditions of the Reverse Merger and the terms of the Plan, SDI issued 25,000,000 shares of common stock pro-rata to the former shareholders of GGPVT in exchange for obtaining ownership of 100% of the issued and outstanding shares of GGPVT”).   SDI also issued 4,000,006 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of its outstanding debts under Chapter 11 of the U.S. Bankruptcy Code.  All of SDI’s issued and outstanding equity interests existing prior to the Reverse Merger were extinguished and rendered null and void.  Immediately following these events there were 29,000,006 shares of common stock issued and outstanding. Following the closing of the share exchange agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, GGPVT.  On September 1, 2009, our Board approved a merger of SDI with its subsidiary, GGPVT, pursuant to Nevada Revised Statute. §92A.180 (“Short Form Merger”) and the merged company was named “Galaxy Gaming, Inc.”

Description of business. We design, manufacture and market casino table games and electronic jackpot bonus system platforms played in land-based and cruise ship gaming establishments.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights.  We market our products and license our intellectual property via our own sales force to casinos and to cruise ships worldwide.  Revenues come primarily from recurring royalties received from our clients for the licensing of game content and other fees paid based upon the performance of our electronic platforms.  Additionally, we receive revenue as reimbursement from the sale of our associated products.

On February 21, 2011, we entered into a definitive agreement with TableMAX Corporation (TMAX) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada. Under the terms of the agreement, we have exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain game titles. See Note 18 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

On October 1, 2011, we executed an asset purchase agreement (“Prime Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the Prime Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. (Three Card Poker rights are limited to the British Isles.) The intellectual property portfolio includes 46 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. See Note 18 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

On November 1, 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”). Included in the acquisition are nine patents, various trademarks and four casino table games known as Bonus Craps, Bonus Roulette, Rainbow Poker and Four the Money. In addition, we received assignment of licensing agreements for approximately 40 placements in 12 casinos. See Note 18 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management team, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Revenues are recognized as income when earned and expenses are recognized when they are incurred. We do not have significant categories of cost as our income is recurring with high margins. Expenses such as wages, consulting expenses, legal, regulatory and professional fees, and rent are recorded when the expense is incurred.

Cash and cash equivalents. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents.

Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2011, our bank deposits did not exceed the insured amounts.

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Inventory. Inventory consists of products designed to enhance table games, such as signs, layouts, bases for the different signs and electronic devices to support our enhanced bonus platforms. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes. We do not allocate overhead to inventory as such costs are not significant.

Fair value of financial instruments. The fair value of cash and cash equivalents, accounts receivable, miscellaneous receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenue approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Property and equipment. Property and equipment are being depreciated over their estimated useful lives, 3 to 7 years, using the straight-line method of depreciation for book purposes.

Impairment of Long-Lived Assets. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Intellectual Property and Intangible Assets. These intellectual property and intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives, five to thirty years. The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill. The Company has classified as goodwill the excess of the purchase price over the fair value of assets acquired. On an annual basis, goodwill is tested for impairment and adjusted to reflect any impairment loss. No such loss was recorded for the year ended December 31, 2011.

Revenue recognition. Revenue is primarily derived from the licensing of products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated and performance-based recurring licensing fees for table game content and related products. We also receive a one-time sale or reimbursement of manufactured equipment. When a table game is licensed without electronic enhancements, we generally sell the associated products and negotiate a month-to-month license fee for the game content.  When a table game is licensed with electronic enhancements, such as the Bonus Jackpot System, we generally sell the associated products, negotiate a month-to-month license fee for the game content and collect an additional recurring fee associated with the performance of the system such as a fee per each wager placed.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued). Substantially all revenue is recognized when it is earned. Clients may be invoiced monthly in advance for content fees and the advance billings are carried as deferred revenue on the balance sheet. Additionally, clients may be invoiced at the time of shipment or delivery of product sales and invoiced in arrears for performance-based items. Also, clients may be invoiced monthly or quarterly in arrears for content fees. The monthly recurring invoices are based on executed agreements with each client. Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms and Inter-Casino Jackpot system was $3,655,148 and $2,950,157 for the years ended December 31, 2011 and 2010, respectively. Revenue from reimbursement from the sale of product was $29,717 and $104,699 for the years ended December 31, 2011 and 2010, respectively.

Revenue as reimbursement from the sale of our associated products is recognized when the following criteria are met:

(1)	Persuasive evidence of an arrangement exists;
(2)	Shipment or delivery has occurred and any acceptable terms have been fulfilled;
(3)	The price is fixed and or determinable; and
(4)	Collectability is reasonably assured or probable

The combination of hardware and software included in our Enhanced Table Systems and e-Tables are essential to the operation of the system. As such we do not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is sold. We do not market the software separately from the equipment.

Costs of ancillary products and assembled components. Costs of ancillary products and assembled components include pay tables, layouts and signage as it relates to a specific proprietary game that our client may elect to purchase in connection with the use of our game and the cost of the assembled components of the Bonus Jackpot System.

Research and development. Research and development costs are charged to expense when incurred and are included in the statements of operations. These costs include salaries, benefits, and other internal costs allocated to software and hardware development efforts, as well as purchased components.

Deferred income taxes. Deferred income taxes are recognized by applying enacted statutory rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of our asset and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Basic income (loss) per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-based compensation. Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. During the year ended December 31, 2010, the Board approved the adoption of a stock option plan. As of December 31, 2011, we had not granted any stock options under this plan. Subsequently, on March 29, 2012, our Board approved an issuance of fully paid common stock to certain longstanding employees. See Note 18.

Management estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in determining the depreciable lives of such assets and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Recently issued accounting guidance. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable at December 31, 2011 and 2010 was as follows:

	2011	2010
Note receivable	$391,940	$420,450
Less: current portion	(17,491)	(16,475)
Long-term note receivable	$374,449	$403,975

We acquired, with an asset purchase agreement from GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. Interest income associated with this note receivable was $24,821 and $26,150 for the years ended December 31, 2011 and 2010, respectively. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At December 31, 2011, management believed that 100% of the notes receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2011 and 2010:

	2011	2010
Marketing agreement	$0	$4,000
IT system	6,129	7,292
Insurance	18,371	463
Legal	7,500	0
Trade show expense	13,557	8,583
Property taxes	588	3,718
Rent	10,360	0
Other	1,145	884
Total Prepaid Expenses	$57,650	$24,940

NOTE 5. PROPERTY AND EQUIPMENT

We owned property and equipment, recorded at cost, which consisted of the following at December 31, 2011 and 2010:

	2011	2010
Computer equipment	$43,845	$37,403
Furniture and fixtures	62,976	51,187
Office equipment	10,320	10,320
Leasehold improvements	6,367	3,650
Subtotal	123,508	102,560
Less: Accumulated depreciation	(80,871)	(58,459)
Property and equipment, net	$42,637	$44,101

Depreciation expense was $22,412 and $12,833 for the years ended December 31, 2011 and 2010, respectively.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 6. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at December 31, 2011 and 2010:

	2011	2010
Intellectual property	$140,967	$140,967
Territory	150,000	150,000
Deuces Wild assets	216,000	216,000
Trademarks	2,740,000	0
Patents	13,259,000	0
Non-compete	660,000	0
Customer relationships	3,400,000	0
Total Intellectual property and intangible assets	20,565,967	506,967
Less: Accumulated amortization	(454,204)	(40,346)
Intellectual property and intangible assets, net	$20,111,763	$466,621

Amortization expense was $413,858 and $26,258 related to the above assets for the years ended December 31, 2011 and 2010, respectively.

We acquired intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services, including but not limited to, games, side bets, inventions and ideas, valued at $140,967 from a related party.

We purchased back a regional territory from an outside sales representative. The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

We executed an asset purchase agreement on April 15, 2010, with T&P Gaming, Inc., and its majority owners whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game for $216,000.

On October 1, 2011, we entered into an asset purchase agreement with Prime Table Games, LLC. A subsequent valuation report performed by a national business valuation firm out of Dallas, TX, concluded the following valuation of the deal:

Asset	Fair Value
Trademarks	$2,740,000
Patents	13,259,000
Goodwill	1,091,000
Non-Compete Agreement	660,000
Customer Relationships	3,400,000
Total	$21,150,000

The intellectual property and intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The territorial license has an infinite life.

NOTE 7. ACCRUED EXPENSES AND TAXES

We recorded accrued expenses and taxes, which consisted of the following at December 31, 2011 and 2010:

	2011	2010
Wages and related costs	$124,821	$85,515
Accrued settlement	127,500	0
Accrued interest	1,380	2,615
Accrued expenses	105,159	19,973
Total accrued expenses	$358,860	$108,103

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 8. LONG-TERM DEBT

Long - term debt consists of the following at December 31, 2011 and 2010:

	2011	2010
Note payable - commercial bank	$1,148,448	$1,172,393
Notes payable, net of debt discount - asset acquisition	20,722,158	57,113
	21,870,606	1,229,506
Less: Current portion	(1,835,240)	(81,058)
Total long – term debt	$20,035,366	$1,148,448

The note payable is paid to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230. This liability was assumed with the asset purchase agreement from the GGLLC. The note payable financed the purchase of the intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The note agreement with the commercial bank remains in the name of GGLLC and we have no direct obligation to the commercial bank.

In connection with the asset purchase agreement associated with the T&P Gaming acquisition executed on April 15, 2010, we obtained seller financing in the amount of $126,000 payable over eighteen months at an interest rate of 6% per annum. Monthly principal and interest payments of $7,301 were required with the first payment paid upon closing. The promissory note was fully paid-off in the year ended December 31, 2011.

In October, 2011 we closed an asset acquisition of Prime Table Games (US and UK components). Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a US note for $12.2 million, and 2) a £6.4 million ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000.

Maturities of our long-term debt as of December 31, 2011 are as follows:

Maturities as of:	Total
2012	$1,835,240
2013	2,315,274
2014	2,855,755
2015	3,474,639
2016	4,193,201
Thereafter	8,674,339
Total Long Term Debt	$23,348,448
Less: Debt discount	(1,477,842)
Long-term Debt, net of debt discount	21,870,606

NOTE 9. NOTE PAYABLE – RELATED PARTY

We received working capital loans from GGLLC, a related party, in 2008 and 2007. The loans bore 9% interest and were due 90 days after demand. The loans were fully paid in 2011. The note balances were $0 and $103,943 at December 31, 2011 and 2010, respectively. Accrued interest owed on this loan was $0 and $25,973 for the years ended December 31, 2011 and 2010, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating lease obligation. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Rent expense was $124,319 and $143,551 for the years ended December 31, 2011 and 2010, respectively. Rent to be paid under the lease agreement is summarized as follows:

Twelve months ended December 31, 2011	$124,319
2012	82,872
Total Lease Obligation	$207,191

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings. Our current material litigation is briefly described below. We assume no obligation to update the status of pending litigation, except as required by applicable law, statute or regulation.

Sherron settlement – In 2008, Sherron Associates, Inc. (“Sherron”) filed a suit against us claiming they were the assignee of a judgment against our CEO and further claiming we were the alter-ego of our CEO and therefore responsible for payment of the judgment.  We denied all liability in the Sherron matter. In order to reduce the costs and uncertainties associated with litigation, the parties executed a settlement agreement on October 25, 2011. In connection with the settlement agreement we agreed to pay Sherron the sum of $150,000. Monthly installments in the amount of $7,500 per month commenced November 1, 2011, with scheduled increases in phases over the course of one year to a maximum of $17,500 per month. The obligation was memorialized by a promissory note, at zero percent interest. The note has default interest of 12% per annum, secured by a confession of judgment in the amount of $150,000, which can be filed by Sherron immediately upon a default in any payment. Our obligation is personally guaranteed by our CEO. We recorded a provision for litigation settlement of $150,000 during the quarter ended September 30, 2011.

Our CEO agreed to pay Sherron the sum of $350,000 by June 1, 2012. If he fails to make the payment by that date, he is obligated to pay Sherron the sum of $375,000 by November 1, 2012. If our CEO fails to make that payment on the specified due date, we have agreed to make the payment by November 15, 2012. In the event payment is not made by November 15, 2012, Sherron may file a confession of judgment for $375,000 against our CEO and us with interest accruing at the rate of 12% per annum from November 15, 2012. If our CEO fails to make the $350,000 payment to Sherron by June 1, 2012, then our CEO and we will meet by August 1, 2012, to discuss whether or not he has the means to pay Sherron $375,000 by November 1, 2012. If, after the August 1, 2012, meeting, our CEO and we agree that he does not have the means to pay the $375,000 by November 1, 2012, then he will assign 1.5 million or more of shares of our stock held by Triangulum Partners, LLC (depending on the trading price of our shares as of August 1, 2012) to us and such assignment shall provide us the power and authority to sell such shares on the open market in order to satisfy the $375,000 owed to Sherron. If we are unable to raise the full amount of $375,000 through the sales of shares by November 15, 2012, or we are unable to sell any shares by that date, then our CEO guarantees and owes either $375,000 or any remaining balance thereof to us.

California administrative licensing action – In March 2003, Galaxy Gaming of California, LLC (“GGCA”), then a subsidiary of GGLLC, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California. At the time, our CEO was a member of GGCA and was required to be included in the application process. The Division of Gambling Control of the California Department of Justice (“Division”) processed the application and in 2005 made an initial recommendation to the Commission alleging GGCA was unsuitable. Claiming the information compiled by the Division was inaccurate and the process seriously flawed and biased, GGCA and our CEO, requested the Commission assign an administrative law judge (“ALJ”) to further adjudicate the process in December 2006. The Commission granted their request and required the Division to first submit a statement of issues (“SOI”) against GGCA, which was filed in October 2009.

In February 2009, we independently applied to the Commission for a finding of suitability. We also sought the abandonment of the GGCA application. Since the Division (subsequently renamed the “Bureau of Gambling Control”), named our CEO in the SOI, the Commission decided to not process our application until resolution of the administrative action relating to GGCA. It also did not act upon our request to abandon the GGCA application. During these proceedings, we are entitled to conduct business in California, provided that, we obtain the requisite authorization with each tribe in California either through obtainment of an appropriate license or an exempt status determination. Total revenues derived from California for the year ended December 31, 2011, was $177,402. Our ability to continue to conduct business in California could be contingent upon a successful resolution of the action against GGCA.  Accordingly, we decided to vigorously defend the administrative action, to seek the abandonment of the GGCA application and to seek an independent finding of suitability with the Commission.

The GGCA administrative action remains pending. Hearings before the ALJ concluded in January 2012, and closing briefs are expected to be filed by the third quarter of 2012. The ALJ will present her findings to the Commission, which will ultimately decide the matter, subject to judicial review. An adverse decision could prevent us from conducting business in California and also potentially pay reasonable costs of the investigation and prosecution of the case. Although the action is against our CEO and GGCA, it is unknown whether the Bureau will attempt to seek reimbursement against us or whether such reimbursement would be granted. An adverse finding of suitability could also influence other gaming regulatory agencies and negatively affect our ability to conduct business in those jurisdictions. We believe the allegations against GGCA and our CEO are baseless and entirely without merit and intend to continue to vigorously respond to this action.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

Reel Games, Inc. – On November 10, 2011, we were served with a summons and complaint by Reel Games, Inc. in the United States District Court Southern District of Florida, alleging amongst other things, misappropriations of trade secrets, breach of confidence, fraud and intentional interference with contract. Reel Games, Inc. has claimed that the value of the information misappropriated alone is in excess of $1 million. The allegations stem from a mutual non-disclosure and non-circumvention agreement executed by the parties in May 2010, in connection with us evaluating the acquisition of certain assets of Reel Games, Inc. In December 2011, we filed a Motion for Dismissal, which remains pending. We believe that the claims are entirely without merit and intend to defend this matter vigorously.

Unax Gaming – On March 14, 2012, we filed a complaint for patent infringement against Unax Service, LLC, a Washington limited liability company and Xuming Shangguan a.k.a. Sean Shangguan d.b.a. Unax Gaming in the United States District Court, Western District of Washington. We claim that the defendants’ games known as “Double Action Blackjack” and “Squeezit Blackjack” infringe on several patents held by us. We seek a permanent injunction against the infringing games, actual and exemplary damages, court costs and attorney fees. We intend to vigorously pursue all remedies available to us in the matter.

Washington administrative notice – On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission as a result of routine audit conducted by them in 2010. The notice involves alleged untimely notifications, predominantly by predecessor companies. Since receiving the notice we have preliminary discussions with commission officials. As a result of these initial discussions, our management believes the administrative charges will be resolved expeditiously and likely have no material effect on our business operations in Washington.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations including but not limited to those in which we are a plaintiff.

NOTE 11. ALLOWANCE FOR DOUBTFUL ACCOUNTS

We record an allowance for doubtful accounts based on periodic reviews of accounts receivable. As of December 31, 2011 and 2010, we had an allowance for doubtful accounts of $41,306 and $19,912, respectively.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2011. On April 1, 2010, we sold a total of 1,428,572 shares of common stock and 714,286 warrants for total cash proceeds of $500,000. In 2011, we issued 533,333 shares and stock warrants of 266,667 generating cash proceeds of $200,000 that was used to fund ongoing operations. Additionally, as a part of the asset acquisition of Prime Table Games on October 1, 2011, a total of 2,000,000 shares of common stock valued at $480,000 were issued to the two owners of that organization. There were 37,508,091 common shares and -0- preferred shares issued and outstanding at December 31, 2011.

NOTE 13. RELATED PARTY TRANSACTIONS

We lease our offices from a related party that is related to our CEO.

We paid legal fees directly to the law firm retained by our CEO.  The law firm was employed in 2009, 2010 and 2011 for the express purpose of defending the Sherron litigation.  We believed this strategy to vacate the underlying judgment was a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to us.  Total fees from this law firm charged to expense were $61,887 and $42,632 for 2011 and 2010, respectively. We anticipate no further legal fees pertaining to the Sherron litigation as a result of the settlement. See Note 9.

We have a note receivable from a related party totaling $391,940 and $420,450 at December 31, 2011 and 2010, respectively. See Note 3.

We received working capital loans from GGLLC, a related party, in 2008 and 2007. In 2011, the loans were fully paid. See Note 9.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 14. INCOME TAXES

For the year ended December 31, 2011, we had a net loss, and therefore, do not have a tax liability for the year. We have a previous net operating loss carry-forward of $1,160,000. Any income will be netted against this loss carry-forward, with the remainder to be used through the year 2028 to offset future taxable income. The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting. Additionally, we have a foreign tax credit carry-forward of approximately $181,000 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends. We believe the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	2011	2010
Net operating loss carryover	$555,334	$394,400
Valuation allowance	(555,334)	(394,400)
Net deferred tax asset	$0	$0

NOTE 15. NON-CASH INVESTING AND FINANCING CASH FLOW DISCLOSURES

We sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500. As of December 31, 2011 and 2010, $3,916 and $10,520, respectively, was still outstanding and has been recorded as a stock subscription receivable.

During the year ended December 31, 2010, we issued 40,000 shares of common stock in settlement of accounts payable. We issued 450,000 shares of common stock in connection with an asset acquisition from T&P Gaming.

During the year ended December 31, 2011, we issued 2,000,000 shares of common stock as partial payment in connection with an asset acquisition from Prime Table Games.

NOTE 16. STOCK OPTIONS AND WARRANTS

As indicated in Note 15 we issued 714,286 warrants in connection with the sale of common stock on April 1, 2010. Additionally, we issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011. We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. We have estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 and the employment agreement at $10,665 using the Black-Scholes option pricing model.

During the years ended December 31, 2011 and 2010, we issued 22,500 stock options each year as part of the employment agreement with our CFO, who subsequently terminated his employment. See Note 18. Black-Scholes testing was performed on these options, but because the options were nullified as a result of his resignation, the results were reversed as of December 31, 2011.

During the year ended December 31, 2011, we issued 373,750 stock options to two Board members. The options were valued at the fair market value of the services performed, which resulted in an expense of $28,000 for the year ended December 31, 2011.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 16. STOCK OPTIONS AND WARRANTS (continued)

Key assumptions used by us are summarized as follows:

	Private Placement	Warrants Issued
	2010	2011
Exercise price	$0.40	$0.40
Volatility	165%	146%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	1.63%	.0066%
Expected term (in years)	3.0	3.0

The warrants issued have been accounted for as an equity transaction. The cost of the options issued in connection with the employment agreement and to the Board members were classified as operating expenses for the year ended December 31, 2011.

A summary of changes in share purchase warrants during the year ended December 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	1,750,715	$0.40
Issued	266,667	0.40
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2011	2,017,382	$0.40

A summary of changes in employee stock options during the year ended December 31, 2011 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	291,250	$0.4325
Issued	323,750	0.3360
Exercised	0	0
Expired	0	0
Outstanding, December 31, 2011	615,000	$0.3898

NOTE 17. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of T&P Gaming’s assets. On April 15, 2010, we executed an asset purchase agreement with T&P Gaming, Inc. and its majority owners whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the Deuces Wild Hold’em Fold’em and Random Wild games.

The purchase price was $216,000. Terms of the purchase included a down payment of $90,000, payable in the form of 450,000 shares of our common stock with the balance paid by a promissory note payable over eighteen months at an interest rate of 6% per annum. Monthly principal and interest payments of $7,301 were required. The promissory note was fully paid in the year ended December 31, 2011.

Acquisition of Prime Table Games’ assets. On October 4, 2011 we executed an asset purchase agreement (“Prime Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the Prime Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. (Three Card Poker rights are limited to the British Isles.) The intellectual property portfolio includes 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. The two principals of Prime Table Games also executed with us a non-compete agreement.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 17. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS (continued)

The acquisition was accounted for using the acquisition method of accounting. The allocation of fair value of the purchase price, based on an independent valuation, is as follows:

Asset	Fair Value
Trademarks	$2,740,000
Patents	13,259,000
Goodwill	1,091,000
Non-Compete Agreement	660,000
Customer Relationships	3,400,000
Total	$21,150,000

Terms of the purchase included a down payment of $480,000, payable in the form of 2,000,000 shares of our common stock with the balance due in the form of two promissory notes. One of the notes is payable to Prime Table Games LLC in the amount of $12,200,000 (USD) and the other is payable to Prime Table Games UK in the amount of £6,400,000 (GBP). At the closing of the acquisition, the parties agreed to a conversion rate of one United States Dollar is equal to 64/100 British Pound Sterling, ($1.00USD = £0.64GBP). Interest on the promissory notes was 0% in 2011. The fair value of the notes, net of the debt discount was $20,670,000. The rate increases to 3% in 2012 and increases at 1% per year thereafter to maximum of 9%. Payments on each of the notes are as follows:

Prime Table Games LLC. Monthly payments are due under this note, commencing with $100,000 due on or before January 28, 2012. Subsequent payments are due on the 28th day of each month and the payment amount shall increase to $130,000 per month beginning 16 months after the closing, $160,000 per month beginning in 28 months, $190,000 per month beginning in 40 months and $220,000 beginning in 52 months until fully paid.

Prime Table Games UK. Monthly payments are due under this note, commencing with £64,000 due on or before January 28, 2012. Subsequent payments are due on the 28th day of each month and the payment amount shall increase to £76,800 per month beginning 16 months after the closing, £89,600 per month beginning in 28 months, £102,400 per month beginning in 40 months, £115,200 per month in 52 months until fully paid.

In the event future monthly revenue received by us from the “Assets,” as defined in the Prime Agreement is less than 90% of the notes monthly payment due to Prime Table Games, then the note payments may, at our option, be adjusted to the higher of $100,000 per month (for the Prime Table Games LLC note) and £64,000 per month (for the Prime Table Games UK note) or 90% of the monthly revenue amount. If we engage in this payment adjustment election, the note shall not be deemed in default and the interest rate of the note will increase 2% per annum for the duration of the note or until the standard payment schedule resumes.

The notes are collateralized by the all of the assets acquired from Prime Table Games LLC and Prime Table Games UK.

Acquisition of Lakes Entertainment’s assets. On November 1, 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”). Under the Lakes Agreement, we acquired certain business assets of Lakes. The acquisition includes a portfolio of patented casino table games, including Bonus Craps, Four The Money, Rainbow Poker, and Roulette Craps, together with an assignment of the Lakes’ rights under existing licensing agreements with various casinos throughout the United States. The assignment of some of the contractual rights included in the acquisition will require the consent of the licensee and may be subject to customary regulatory approvals.

The purchase price was $1 plus additional revenue sharing payments (“Contingent Consideration”), which we are obligated to pay. The Contingent Consideration is based upon differing percentages of the gross revenues generated by the acquired assets following the acquisition. Under the Lakes Agreement, Lakes has retained a perpetual, royalty-free license to install and offer for play any of the assigned casino games in any casino owned or managed by Lakes. The Lakes Agreement allows us the option at any time to buy-out Lakes’ right to the Contingent Consideration. In the event an agreed amount of Contingent Consideration has been not received within 18 months after the closing of the Lakes Agreement, Lakes will have the option to re-acquire all assets assigned under the Lakes Agreement and to collect all revenue generated by such assets going forward. In connection with the Lakes Agreement, Lakes has executed a non-competition agreement restricting Lakes participation in any business whose products are substantially similar to the casino games acquired by us under the Lakes Agreement for a period of two years.

GALAXY GAMING, INC.

Notes to Financial Statements

December 31, 2011

NOTE 17. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS (continued)

TableMAX agreement. On February 21, 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain games titles.  We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

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

NOTE 18. SUBSEQUENT EVENTS

Zimmerman resignation. Mr. Andrew Zimmerman, Chief Financial Officer, Secretary and Treasurer, resign his positions to pursue other business interests. His resignation was effective February 1, 2012. Our Board appointed Mr. Robert Saucier to assume all three roles on an interim basis. We are actively engaged in a search to permanently fill these positions. There were no known disagreements with Mr. Zimmerman regarding our operations, policies or practices.

Unax Gaming litigation. On March 14, 2012, we filed a lawsuit against Unax Service, et al. See Note 9.

Employee stock grant program. On March 29, 2012, our Board approved an employee stock grant program for selected long term employees. Under this plan, twelve employees were granted shares of common stock. For purposes of this transaction, we expensed the shares at $0.10 each, which was an approximately 29% reduction of the closing bid on the date of the grant. The granted a total of 802,500 shares, which were fully vested at the time of issuance and will be expensed in the amount of $80,250 plus payroll related and other transaction expenses. The shares are restricted and may not be transferred for a minimum of six months. All tax liabilities related to the stock grants are the responsibility of each individual employee.

Washington administrative notice. On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission. See Note 9.

Scott resignation. Mr. Daniel Scott, director, resign from our Board on April 13, 2012.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held
Robert Saucier	57	President, CEO, Chairman of the Board, interim CFO, Secretary and Treasurer
William O’Hara	71	COO and Director
Richard Baldwin	40	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert B. Saucier is our President, CEO, and Chairman of the Board.  In addition, with the departure of Mr. Zimmerman on February 1, 2012, Mr. Saucier has since served as our Interim CFO, Interim Secretary and Interim Treasurer. Mr. Saucier is our founder and has served as our President and CEO since inception and for our accounting and operational predecessors since 1997.  Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations.  During his career, Mr. Saucier has founded and grown five start-up companies.  He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a company that developed and managed the first non-tribal casino in Washington.  Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a 2,447% rate (five year period) and served as its President and Chairman (1986 -1992).  He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems.  Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects.

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

Richard Baldwin is a director. Mr. Baldwin has over 17 years of corporate finance, capital markets and general management experience. He currently serves as President and Chief Financial Officer at TableMAX Gaming, Inc., a start-up company that develops proprietary technology for the global casino gaming industry and currently our strategic partner. Previously, he held several executive level positions, including Chief Financial Officer positions at Tropicana Entertainment, Shuffle Master Gaming (NASDAQ Global Select Market: “SHFL”), and as Director of Corporate Finance & Investor Relations at International Game Technology (NYSE: “IGT”). Mr. Baldwin started his career in public accounting with Deloitte & Touche LLP, is a graduate of the University of Nevada, Las Vegas, and is a Nevada registered CPA.

Our bylaws authorize no less than one and no more than fifteen directors.  We currently have three directors.

Term of office. Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board and hold office until removed by the Board.

Family relationships. There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Director or officer involvement in certain legal proceedings. To the best of our knowledge, except as described below, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

None.

Committees of the Board. Mr. Scott formerly served on our compensation committee and has not been replaced.  We do not currently have an executive committee or stock plan committee.

Audit committee. We do not have a separately-designated standing audit committee.  The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nominating committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process.  The size of our Board, at this time, does not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

(1)	The appropriate size of our Board;
(2)	Our needs with respect to the particular talents and experience of our directors;
(3)	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
(4)	Experience in political affairs;
(5)	Experience with accounting rules and practices; and
(6)	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that our current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert Saucier, CEO	1	1	0
Andrew Zimmerman, CFO	n/a	n/a	n/a
William O’Hara, COO	n/a	n/a	n/a
Dan Scott, director	n/a	n/a	n/a
Rich Baldwin, director	n/a	n/a	n/a

Code of Ethics. As of December 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis. Our current executive compensation system consists of cash compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

We presently do not have an employment agreement or any fixed policy regarding compensation of Robert Saucier, our CEO.  Currently, Mr. Saucier receives cash compensation of approximately $120,000 per year, which was raised to that level as of January 1, 2012. See Note 19.  As our founder, Mr. Saucier holds a strong entrepreneurial interest in developing and expanding our business to the best of his ability.

Our CFO, Andrew Zimmerman was party to a three-year employment agreement with us that terminated on February 1, 2012.  Mr. Zimmerman’s compensation arrangement consisted of a base annual salary.

Our COO, William O’Hara, is party to a three-year employment agreement with us. The initial three-year term expired in February 2011, however Mr. O’Hara continues to be represented by the agreement.  Mr. O’Hara’s compensation arrangement consists of a base annual salary together with a potential monthly bonus to be awarded for those months in which we achieve higher sales figures than in any previous month.  The objective of this arrangement is to provide Mr. O’Hara with regular compensation that is reasonable in light of the cash constraints faced by our developing business while also providing an incentive for the COO to lead the operations towards a continually expanding revenue base. Additionally, Mr. O’Hara was the recipient of a stock grant of 225,000 shares at a strike price of 10 cents per share on March 29, 2012. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for more complete information included in this Form 10-K.

Summary compensation table. The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Stock awards($)	Option awards ($) (A)	Non-equity incentive plan ($)	All other compensation ($)	Total ($)
Robert Saucier, CEO	2011	30,782	0	0	0	0	30,782
	2010	28,125	0	0	0	0	28,125
Andy Zimmerman, CFO	2011	148,438	0	3,235	0	0	151,673
	2010	121,537	0	10,665	0	0	132,202
William O’Hara, COO	2011	148,438	0	0	0	0	157,469
	2010	141,250	0	0	0	0	144,201

Narrative disclosure to the summary compensation table. We do not have a written employment contract with our CEO, Robert Saucier.  His compensation increased to $120,000 annually as of January 1, 2012.  Our COO, William O’Hara is party to a three-year employment agreement with us.  Mr. O’Hara receives a base annual salary of $150,000.  In addition, for each month in which our total sales are higher than any previous month, Mr. O’Hara earns a bonus equal to 10% of the increased sales above the prior monthly record.  Mr. O’Hara’s contract expired in February 2011, however, Mr. O’Hara will receive six months of severance pay including benefits if his termination is other than for cause. Our CFO, Secretary, and Treasurer, Andrew Zimmerman was also party to a three-year employment agreement with us through November 2012. Mr. Zimmerman’s base compensation consists of a monthly salary paid in bi-monthly installments.  Under his employment agreement with us, Mr. Zimmerman’s base salary began at $6,600 and increased in phases over the course of his first year of employment to a maximum of $12,500 per month. Mr. Zimmerman’s employment with us ended effective February 1, 2012.

Messrs. Saucier, Zimmerman and O’Hara each agreed to temporarily reduce their salaries by 10% effective April 1, 2010. We restored one half of the reduction effective September 15, 2010, and the remaining amount effective with the pay period ending March 15, 2011.

(A) The dollar amounts of Option awards are the aggregate grant date fair value of the option awards. Please refer to Note 16 for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the OTCBB on the date we granted the options.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS			STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or shares of stock that have not vested (#)	Market value of shares or shares of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, shares or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, shares or other rights that have not vested (#)
Robert Saucier, CEO	-	-	-	-	-	-	-	-	-
William O’Hara, COO	-	-	-	-	-	-	-	-	-
Andrew Zimmerman, CFO(1)	37,500 22,500 22,500	-	-	$0.55 $0.55 $0.55	5/1/12 5/1/12 5/1/12	-	-	-	-

(1)

Mr. Zimmerman was initially granted options to purchase 37,500 shares of our common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to purchase 22,500 shares of our common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service to Mr. Zimmerman. Our Stock Option Plan requires an employee to exercise any stock option purchases within three months of their departure. Accordingly, the expiration of Mr. Zimmerman’s is now scheduled for May 1, 2012.

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
	Fees earned			Non-equity	Non-qualified
	or paid	Stock	Option	incentive plan	deferred compensation	All other
Name	in cash	awards	awards	compensation	earnings	compensation	Total
Robert Saucier	30,782	0	0	0	0	0	30,782
William O’Hara	148,438	0	0	0	0	0	148,438
Dan Scott	16,000	0	16,000	0	0	0	32,000
Richard Baldwin	12,000	0	12,000	0	0	0	24,000

Narrative disclosure to the director compensation table. Robert Saucier and William O’Hara do not currently receive any cash compensation from us or for their service as members of the Board.  The compensation summarized above reflects the compensation each of our directors and former directors received in their capacities as our executive officers.  Dan Scott and Richard Baldwin each receive a cash stipend in the amount of $4,000 per quarter.  We have also agreed that Mr. Scott and Mr. Baldwin will receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.

Stock option grants. In anticipation of establishing an equity compensation plan we granted options to our CFO to purchase 37,500 shares of our common stock at a price of $0.55 per share, exercisable for three years.  Additional grants of options to purchase 22,500 shares of our common stock at a price of $0.55 per share, exercisable for three years, will be made at the beginning of each additional year of service. We also agreed that our outside Board members, Dan Scott and Richard Baldwin, would receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.  The exercise price and term of such stock options has not been determined at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 38,310,591 shares of common stock issued and outstanding on March 29, 2011:

Name of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (2)	24,750,000	64.60%
William O’Hara, COO and director (2)	265,000	0.70%
Mr. Richard Baldwin, director (4)	0	0.00%
Total of All Directors and Executive Officers:	25,136,583	65.60%
More Than 5% beneficial owners:	None.

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

(2) Mr. Robert Saucier is the Manager of Triangulum Partners, LLC.  In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.

(3) Of Mr. O’Hara’s 265,000 shares of our stock, 225,000 was granted as part of an Employee Stock Grant program on March 29, 2012. See “Item 11. Executive Compensation” and See Note 19 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

(4) Mr. Baldwin has options that are currently vested in the amount of 138,750.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1)	We currently lease our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to our Chairman.
(2)	We paid legal fees directly to a law firm retained personally by our Chairman. See Note 12 in Item 8 Financial Statements and Supplementary Data included in this Form 10-K.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Mr. Richard Baldwin is our sole independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2011	2010
Audit fees	$13,000	$13,000
Audit-related fees	11,908	7,250
Tax fees	3,500	3,500
All other fees	0	2,000
Total fees	$28,408	$25,750

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(3)
3.2	Amended and Restated Bylaws(3)
10.1	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.(1)
10.2	Asset Purchase Agreement with Prime Table Games, LLC(2)
10.3	Prime Table Games Promissory Note and Security Agreement - US(2)
10.4	Prime Table Games Promissory Note and Security Agreement - UK(2)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to the Form 8K, filed by the Company with the Securities and Exchange Commission on February 24, 2011.

(2)Incorporated by reference to the Form 8K, filed by the Company with the Securities and Exchange Commission on October 11, 2011.

(3) Incorporated by reference to the Form 8K, filed by the Company with the Securities and Exchange Commission on February 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert Saucier
Robert Saucier President, Chief Executive Officer and Director Interim Chief Financial Officer, Treasurer and Secretary
April 16, 2012

By:	/s/ William O'Hara
William O'Hara
Chief Operation Officer and Director
April 16, 2012

