Form 10-K/A
period 2011-12-31
Galaxy Gaming, Inc.
filed 2012-04-20
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Galaxy Gaming, Inc. (the “Company”) for the year ended December 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 16, 2012. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included as Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment. The Amendment is also being filed to make certain minor amendments to the Annual Report.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

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

In 2002, the business and assets of GGCORP were acquired by Galaxy Gaming, LLC, a Nevada limited liability company (“GGLLC”). GGLLC expanded its product line including the introduction of two popular casino table games known as “Texas Shootout” and “Emperor’s Challenge.”   These new products, combined with an enlarged sales force and an expanded distribution network, attributed to GGLLC’s growth in subsequent years.  In 2007, GGPVT acquired the assets and business operations of GGLLC. In February 2009, GGPVT executed a reverse merger with Secured Diversified Investment, Ltd., a publicly traded Nevada corporation (“SDI”) for the purpose of transferring GGPVT’s business into the publicly traded SDI shell corporation. With that transaction, GGPVT became a wholly-owned subsidiary of SDI and in September 2009, the two companies merged and the resulting entity was named “Galaxy Gaming, Inc.” See “Note 1 History of business entities” in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

We have been and are subject to litigation claiming that we have infringed the rights of others and/or that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of these cases see “Item 3. Legal Proceedings” and Note 10 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

ITEM 3. LEGAL PROCEEDINGS

For information on l egal proceedings, see Note 10 in “Item 8 Financial Statements and Supplementary Data” included in this Form 10-K.

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

Holders of our common stock. As of March 29, 2012, we had 38,310,591 shares of our common stock issued and outstanding, held by 51 shareholders of record.   There are a significantly greater number of shareholders whose shares are held in street name. Based on information available to us as of April 4, 2012, we estimate that we have approximately 250 beneficial holders in total. All of the prior issued and outstanding equity interests, preferred and common stock, issued by SDI prior to the reverse merger were extinguished and rendered null and void.

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

We experienced a decline in the sale or reimbursement of our products and manufactured equipment, to $48,868 in 2011 from $100,594 in 2010, a decrease of $51,726 or 51%. This decline was the result of a decrease in our sales of our Enhanced Table Systems. Accordingly, this decrease resulted in the decrease of costs of ancillary products and assembled components to $99,219 in 2011 compared to $135,738 in 2010, a decrease of $36,519 or 26.9%. Selling, general and administrative expenses were $3,198,029 in 2011 compared to $2,642,319 in 2010, an increase of $555,710 or 21.0%.  The increase was primarily due to increased sales related expenses including payroll, travel and trade shows; increases in regulatory costs associated with product approvals and gaming licenses in new jurisdictions; and legal expenses associated with the ongoing legal proceedings.  Research and development expenses were $286,142 in 2011 compared to $285,310 on 2010, an increase of $832. Other expenses decreased to $148,593 in 2011 from $164,165 in 2010, a decrease of $15,573 or 9.5%.

Related the above mentioned and significant Prime Table Games amortization, our net loss significantly increased to ($473,336) in 2011 as compared to ($135,861) in 2010, representing an increased loss of $337,47 5 or 248.4%.

Liquidity and capital resources. As of December 31, 2011 we had total current assets of $1,448,272 and total assets of $23,115,41 0 . Our total current liabilities as of December 31, 2011 were $2,805,193.

Our operating activities used $244,305 in cash for the year ended December 31, 2011 and contributed cash to the organization of $35,593 in cash for the year ended December 31, 2010. The primary components of our negative operating cash flow for the year ended December 31, 2011 were our net loss of $473,336 , an increase of $ 575,185 in accounts receivable, along with an increase in inventory of $107,327, offset by an increase of $250,757 in accured expenses. Total current liabilities are as follows:

Account	2011	2010
Accounts payable	$274,576	$195,899
Accrued expenses	358,860	108,103
Accrued interest – related party	0	25,973
Deferred revenue	336,048	220,867
Notes payable – related party	469	107,850
Notes payable – current portion	1,835,240	81,058
Total current liabilities	$2,805,193	$739,750

The growth in the deferred revenue account represents our continued shift to a bill -in-advance process that reduces collection issues, and helps to stabilize revenues , both from a timing as well as a projection perspective structure. Where possible, we will continue to move clients in this direction.

Cash flows provided by financing activities during the year ended December 31, 2011 were $22,073, primarily consisting of the proceeds from the issuance of common shares less payments made on note payable. Non-cash financing activities consisted primarily of the acquisition of Prime Table Games was $23.0 million, which consisted of the issuance of 1,000,000 shares of our stock valued at $0.40 per share to each of the two owners (total value of $800,000), along with two promissory notes (with a dollars to pound conversion rate of .64) as follows:

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

Additionally, investing activities contributed cash of $7,562 for the year as increases property and equipment of $20,948 were offset with payments on a note receivable of $28,510.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 14, 2012

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$200,128	$444,434
Accounts receivables – trade, net	843,328	311,961
Miscellaneous receivables	112,513	15,790
Prepaid expenses	57,650	24,940
Inventory	217,162	175,372
Note receivable – related party, current portion	17,491	16,475
Total Current Assets	1,448,272	988,972

Property and Equipment, net	42,637	44,101

Other Assets
Intellectual property, net	15,999,052	119,831
Intangible assets, net	4,112,711	346,790
Goodwill	1,091,000	0
Note receivable – related party, net of current portion	374,449	403,975
Other	47,290	18,113
Total Other Assets	21,624,502	888,709

Total Assets	$23,115,411	$1,921,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$274,576	$195,899
Accrued expenses	358,860	108,103
Accrued interest – related party	0	25,973
Deferred revenue	336,048	220,867
Notes payable – related party	469	107,850
Notes payable, current portion	1,835,240	81,058
Total Current Liabilities	2,805,193	739,750

Long-term Debt
Notes payable, net of debt discount, net of current portion	20,035,366	1,148,448

Total Liabilities	22,840,559	1,888,198

Stockholders’ Equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	0	0
Common stock, 65,000,000 shares authorized; 37,508,091 shares issued and outstanding (2010 – 34,974,758)	37,507	34,974
Additional paid-in capital	1,915,311	1,252,393
Stock warrants	513,181	470,632
Stock subscription receivable	(3,916)	(10,520)
Accumulated deficit	(2,187,231)	(1,713,895)
Total Stockholders’ Equity	274,852	33,584

Total Liabilities and Stockholders ’ Equity	$23,115,411	$1,921,782

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
Revenue
Product leases and royalties	$3,655,148	$2,950,157
Product sales and service	29,717	104,699
Total Revenue	3,684,865	3,054,856

Costs and Expenses
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

On February 21, 2011, we entered into a definitive agreement with TableMAX Corporation (TMAX) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada. Under the terms of the agreement, we have exclusive worldwide rights (excluding one international and two U.S. territories) to the TMAX electronic gaming platform and certain game titles. See Note 17 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

On October 1, 2011, we executed an asset purchase agreement (“Prime Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the Prime Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. (Three Card Poker rights are limited to the British Isles.) The intellectual property portfolio includes 46 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. See Note 17 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

On November 1, 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”). Included in the acquisition are nine patents, various trademarks and four casino table games known as Bonus Craps, Bonus Roulette, Rainbow Poker and Four the Money. In addition, we received assignment of licensing agreements for approximately 40 placements in 12 casinos. See Note 17 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

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

Impairment of long-lived assets . We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Intellectual property and intangible assets . These intellectual property and intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives, five to thirty years. The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill. We have classified as goodwill the excess of the purchase price over the fair value of assets acquired. On an annual basis, goodwill is tested for impairment and adjusted to reflect any impairment loss. No such loss was recorded for the year ended December 31, 2011.

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

Washington administrative notice – On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission ("Commission") as a result of a routine audit conducted by them in 2010.  The notice involves alleged untimely notifications, predominantly by predecessor companies.  Since receiving the notice, we have had preliminary discussions with Commission officials to resolve the matters raised in the notice. Our executive management currently believes the matter will be resolved expeditiously and without material effect to our business operations in Washington. If unresolved, we could be subject to fines, reimbursement of the Commission's investigative costs or harsher sanctions. Total revenues derived from Washington for the year ended 2011 were $1,154,925.

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

We paid legal fees directly to the law firm retained by our CEO.  The law firm was employed in 2009, 2010 and 2011 for the express purpose of defending the Sherron litigation.  We believed this strategy to vacate the underlying judgment was a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to us.  Total fees from this law firm charged to expense were $61,887 and $42,632 for 2011 and 2010, respectively. We anticipate no further legal fees pertaining to the Sherron litigation as a result of the settlement. See Note 10 .

We have a note receivable from a related party totaling $391,940 and $420,450 at December 31, 2011 and 2010, respectively. See Note 3.

We received working capital loans from GGLLC, a related party, in 2008 and 2007. In 2011, the loans were fully paid. See Note 9.

In 2011, we paid fees in the amount of $13,950 for administrative services to a company controlled by the wife of our CEO.

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

Unax Gaming litigation. On March 14, 2012, we filed a lawsuit against Unax Service, et al. See Note 10 .

Employee stock grant program. On March 29, 2012, our Board approved an employee stock grant program for selected long term employees. Under this plan, twelve employees were granted shares of common stock. For purposes of this transaction, we expensed the shares at $0.10 each, which was an approximately 29% reduction of the closing bid on the date of the grant. The stock grant plan was for a total of 802,500 shares, which are fully vested at the time of issuance and will be expensed in the amount of $80,250 plus payroll related and other transaction expenses. The shares are restricted and may not be transferred for a minimum of six months. All tax liabilities related to the stock grants are the responsibility of each individual employee.

Washington administrative notice. On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission. See Note 10 .

Scott resignation. Mr. Daniel Scott, director, resigned from our Board on April 13, 2012.

CEO compensation. Our Board authorized the annual cash compensation to Mr. Robert Saucier, our CEO, be increased to $120,000 commencing on January 1, 2012.

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

Our COO, William O’Hara, is party to a three-year employment agreement with us. The initial three-year term expired in February 2011, however Mr. O’Hara continues to be represented by the agreement.  Mr. O’Hara’s compensation arrangement consists of a base annual salary together with a potential monthly bonus to be awarded for those months in which we achieve higher sales figures than in any previous month.  The objective of this arrangement is to provide Mr. O’Hara with regular compensation that is reasonable in light of the cash constraints faced by our developing business while also providing an incentive for the COO to lead the operations towards a continually expanding revenue base. Additionally, Mr. O’Hara was the recipient of a stock grant of 225,000 shares at a strike price of $0.10 per share on March 29, 2012. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for more complete information included in this Form 10-K.

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

(A) The dollar amounts of Option awards are the aggregate grant date fair value of the option awards. Please refer to Note 16 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the OTCBB on the date we granted the options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 201 2 , the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 38,310,591 shares of common stock issued and outstanding on March 29, 201 2 :

Name of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (2)	24,250,000	63.60%
William O’Hara, COO and director (2)	240,250	0.63%
Mr. Richard Baldwin, director (4)	0	0.00%
Total of All Directors and Executive Officers:	24,990,250	65.23%
More Than 5% beneficial owners:	None.

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

(3) Of Mr. O’Hara’s 240,250 shares of our stock, 225,000 was granted as part of an Employee Stock Grant program on March 29, 2012. See “Item 11. Executive Compensation” and See Note 1 8 in “Item 8. Financial Statements and Supplementary data” included in this Form 10-K.

(4) Mr. Baldwin has options that are currently vested in the amount of 138,750.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1)	We currently lease our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to our Chairman.
(2)	We paid legal fees directly to a law firm retained personally by our Chairman. See Note 10 in Item 8 Financial Statements and Supplementary Data included in this Form 10-K.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Mr. Richard Baldwin is our sole independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2011	2010
Audit fees	$13,000	$13,000
Audit-related fees	11,908	7,250
Tax fees	3,500	3,500
All other fees	0	2,000
Total fees	$28,408	$25,750

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(3)
3.2	Amended and Restated Bylaws(3)
10.1	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.(1)
10.2	Asset Purchase Agreement with Prime Table Games, LLC(2)
10.3	Prime Table Games Promissory Note and Security Agreement - US(2)
10.4	Prime Table Games Promissory Note and Security Agreement - UK(2)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

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
April 19 , 2012

By:	/s/ William O'Hara
William O'Hara
Chief Operation Officer and Director
April 19 , 2012

