Form 10-Q
period 2012-03-31
Galaxy Gaming, Inc.
filed 2012-05-16
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

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

(702) 939-3254
(Issuer’s telephone number)

_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,310,591 common shares as May 10, 2012.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited);
F-4 – F-16	Notes to Financial Statements;

3

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Current Assets
Cash and cash equivalents	$151,410	$200,128
Accounts receivable - trade, net	900,339	843,328
Miscellaneous receivables	6,947	112,513
Prepaid expenses	85,854	57,650
Inventory	235,506	217,162
Note receivable – related party – current portion	17,755	17,491
Total Current Assets	1,397,811	1,448,272

Property and Equipment, net	38,371	42,637

Other Assets
Intellectual property, net	15,672,472	15,999,052
Intangible assets, net	4,046,118	4,112,711
Note receivable - related party - net of current portion	380,245	374,449
Goodwill	1,091,000	1,091,000
Other	33,750	47,290
Total Other Assets	21,223,585	21,624,502

TOTAL ASSETS	$22,659,766	$23,115,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$307,045	$274,576
Accrued expenses and taxes	314,981	358,860
Deferred revenue	385,170	336,048
Notes payable - related party	0	469
Notes payable - current portion	1,952,211	1,835,240
Total Current Liabilities	2,959,407	2,805,193

Long-Term Debt
Notes payable, net of debt discount and net of current portion	19,516,475	20,035,366

TOTAL LIABILITIES	22,475,882	22,840,559

STOCKHOLDERS’ EQUITY
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 38,310,591 shares issued and outstanding (37,508,091 - 2010)	38,310	37,507
Additional paid in capital	1,994,757	1,915,311
Stock warrants	513,181	513,181
Stock subscription receivable	(3,916)	(3,916)
Accumulated deficit	(2,358,448)	(2,187,231)
TOTAL STOCKHOLDERS’ EQUITY	183,884	274,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,659,766	$23,115,411

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue:
Product leases and royalties	$1,628,320	$762,625
Product sales and service	17,387	18,485
Total revenue	1,645,707	781,110
Costs and expenses
Cost of ancillary products and assembled components	21,268	28,701
Selling, general and administrative	1,102,788	722,438
Amortization - Prime Table Games	385,008	0
Research and development	61,205	64,515
Depreciation	4,265	4,190
Amortization	21,705	9,071
Total costs and expenses	1,596,239	828,915

Income (loss) from operations	49,468	(47,805)

Other income (expense)
Interest income	6,061	6,288
Interest expense	(226,747)	(24,619)
Total other income (expense)	(220,686)	(18,331)
Income (loss) before income taxes	(171,218)	(66,136)
Provision for income taxes	0	0
Net income (loss)	$(171,218)	$(66,136)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Fully diluted weighted average number of shares outstanding	37,534,542	37,045,473

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(171,218)	$(66,135)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities:
Depreciation expense	4,265	4,191
Amortization expense	406,714	8,165
Provision for bad debts	15,000	9,000
Share-based compensation	80,250	4,000
Amortization of debt discount	52,158	0
Changes in Assets and Liabilities
Increase in accounts receivable	(72,011)	(20,404)
Decrease in miscellaneous receivable	105,566	673
Increase in prepaid expenses	(28,203)	(10,957)
Increase in Inventory	(18,344)	(19,387)
Increase (Decrease) in accounts payable	32,469	(53,727)
Increase (Decrease) in accrued expenses and taxes	(43,879)	53,125
Increase in accrued interest – related party	0	2,357
Increase in deferred revenue	49,122	4,228
Net Cash Provided By (Used in) Operating Activities	411,889	(84,871)

Cash Flows from Investing Activities:
Acquisition of property and equipment	0	(5,680)
Increase in note receivable	(6,060)	0
Increase in other assets	0	906
Payments received on note receivable	0	3,707
Net Cash Used in Investing Activities	(6,060)	(1,067)

Cash Flows from Financing Activities:
Principal payments on notes payable – related party	(469)	(65,783)
Collection of stock subscription receivable	0	3,058
Principal payments on note payable	(454,078)	(27,264)
Proceeds from issuance of common stock	0	200,000
Net Cash Provided By (Used in) Financing Activities	(454,547)	110,011

Net Increase (Decrease) in Cash and Cash Equivalents	(48,718)	24,073
Cash and Cash Equivalents – Beginning of Period	200,128	444,434
Cash and Cash Equivalents – End of Period	$151,410	$468,507

Supplemental Cash Flow Information:
Cash paid for interest	$111,748	$21,505
Cash paid for income taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refers to Galaxy Gaming, Inc., a Nevada corporation. “GGLLC” refers to Galaxy Gaming, LLC, a Nevada limited liability company that was a predecessor of the Company’s business but is not directly associated with Galaxy Gaming, Inc.

Description of business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 2,500 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

Revenues consist of primarily recurring royalties received from our clients for the licensing of our game content and other products. Historically, over 90% of our total revenues are recurring. In the year ending December 31, 2011, recurring revenues represented 99.2% of our total revenues. These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%. In lieu of reporting as gross profit, this amount would be comparable to revenues less cost of ancillary products and assembled components on our financial statements. In the year ending December 31, 2011, revenues less cost of ancillary products and assembled components represented 97.4% of gross revenues. Additionally, we receive non-recurring revenue from the sale of associated products.

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique stand-alone Proprietary Table Games with their own unique set of rules and strategies. Examples of Premium Games include such popular titles as Texas Shootout, Three Card Poker and Emperor’s Challenge. Typically, Premium Games command a higher price point per unit than Side Bets.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. We include in this product category our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share. Our Bonus Jackpot System is designed to compete with our competitors’ progressive jackpot systems and contains special features designed to further enhance the table game player’s experience and in turn, the casino’s profit. The Bonus Jackpot System consists of two independent sub-systems known as the Bet Tabulator System, which is an advanced system used to detect players’ wagers and TableVision, which is an advanced electronic display system used on gaming tables. Our current version of the Bonus Jackpot System is known as the “Andromeda Series.” Advancements in the Andromeda Series includes the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers. Known as our Inter-Casino Jackpot System, we believe this achievement for casino table games was the first of its kind in the world. The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com. In addition, our clients may use our Andromeda Series to communicate with their data center or internal server using their private network. The Andromeda Series increases the maximum number of player positions at a table from 7 to 16 and increased the number of betting positions per player from 1 to 6, both firsts within the casino table game industry. The Andromeda Series includes advanced player display options offered by the TableVision platform including the ability to keep track of and display more than one jackpot. This advancement, combined with the multiple sensor advancements, permits us to offer our MEGA-Share system to our casino clients.

Our Inter-Casino Jackpot System leverages the capabilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network. This methodology often referred to as a “wide area progressive” has long been practiced in the slot machine industry, but was first introduced to table games in Nevada by us in April 2011.

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

e-Tables. In February 2011, we acquired the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 18. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform. These platforms will allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management team, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied to the preparation of the financial statements. In the case of the TableMAX arrangement, since TableMAX currently reimburses us for all out-of-pocket operating losses, and monthly expenses have consistently exceeded revenues, we do not treat these revenues as normal revenues to us. On a monthly basis, we net the revenues against the expenses in a balance sheet account resulting in the difference which is used invoiced TableMAX for reimbursement.

Basis of presentation. The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained herein and in our Form 10-K filed with the SEC as of and for the period ended December 31, 2011.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Revenues are recognized as income when earned and expenses are recognized when they are incurred. We do not have significant categories of cost as our income is recurring with high margins. Expenses such as wages, consulting expenses, legal, regulatory and professional fees and rent are recorded when the expense is incurred.

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

Inventory. Inventory consists of products designed to enhance table games, such as signs, layouts, bases for the different signs and electronic devices to support our enhanced bonus platforms. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change unless the table game changes. We do not allocate overhead to inventory, as such costs are not significant. We track inventory internally in the following categories: raw materials, finished components (sub-units used to complete full units), and finished inventory of full units.

Products leased and held for lease. In 2011 we began to provide products whereby we maintain ownership and charge a fee for the use of the product. Such fees may be a flat monthly fee and/or a fee associated with the performance of the product. Since we retain title to the equipment, we classify these assets as “products leased and held for lease” and are included in the “Other” assets account shown on the accompanying balance sheets. These assets are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a one-year period.

Fair value of financial instruments. The fair value of cash and cash equivalents, accounts receivable, miscellaneous receivables, prepaid expenses, inventory, notes receivable-related party, accounts payable, accrued expenses and taxes, deferred revenue, and notes payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Property and equipment. The capital assets are being depreciated over their estimated useful lives generally ranging from three to five years using the straight-line method of depreciation for book purposes.

Intellectual Property and Intangible Assets. These intellectual property and intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives, five to thirty years. The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Material assets added over the past several years are as follows:

Client installation base	60 months
Patents	87 - 132 months
Trademarks	144 – 360 months
Client relationships	264 months

The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill. A goodwill balance of $1,091,000 was created as a result of the Prime Table Games asset acquisition. This asset will be assessed for impairment at least annually and if found to be impaired, its carrying amount will be reduced and an impairment loss will be recognized.

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products or both. We also sometimes receive a one-time sale or reimbursement of our installed products.

Substantially all revenue is recognized when it is earned. Depending upon the product and geographic location, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are carried as deferred revenue on our balance sheet. If billed in arrears, we recognize the corresponding preceding period’s revenue upon invoicing at the subsequent date. Generally, we earn royalty revenue beginning with the start or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client. Total revenue from recurring royalties for the licensing of game content, fees paid based upon the performance of our electronic platforms was $1,628,320 and $762,625 for the three months ended March 31, 2012 and 2011, respectively.

Additionally, clients may be invoiced for product sales at the time of shipment or delivery of the product. Revenue from the sale of our associated products is recognized when the following criteria are met:

(1) Persuasive evidence of an arrangement between us and our client exists;

(2) Shipment has occurred;

(3) The price is fixed and or determinable; and

(4) Collectability is reasonably assured or probable.

The combination of hardware and software included in our Enhanced Table Systems and e-Tables are essential to the operation of the system. As such, we do not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is provided. We do not market the software separately from the equipment.

Costs of ancillary products and assembled components. Ancillary products include paytables, bases, layouts, signage and other items as they relate to support specific proprietary games that our clients have purchased in connection with the licensing of said game. Assembled components represent the cost of the equipment, devices and incorporated software used to support the Bonus Jackpot System.

Research and development. Research and development costs are charged to expense when incurred and are included in our statement of operations. These costs include salaries, benefits, and other internal costs allocated to software and hardware development efforts, as well as purchased components.

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

Stock-based compensation. Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. During the year ended December 31, 2010, our board of directors approved the adoption of an employee stock option plan. We have not granted any stock options under this plan. On March 29, 2012, our Board of Directors approved an issuance of fully paid common stock to certain longstanding employees. See Note 12.

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

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Note receivable	$398,000	$391,940
Less: current portion	(17,755)	(17,491)
Long-term note receivable	$380,245	$374,449

We acquired, with an asset purchase agreement from GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. Interest income associated with this note receivable was $6,061 and $6,288 for the three months ended March 31, 2012 and March 31, 2011, respectively. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At March 31, 2012 management believed that 100% of the notes receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following as of:

	March 31, 2012	December 31, 2011
IT system	1,460	6,129
Insurance	9,957	18,371
Legal	7,500	7,500
Trade show expense	31,635	13,557
Property taxes	1,765	588
Rent	10,340	10,360
Other	23,197	1,145
Total Prepaid Expenses	$85,854	$57,650

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of:

	March 31, 2012	December 31, 2011
Computer equipment	$43,845	$43,845
Furniture and fixtures	62,976	62,976
Office equipment	10,320	10,320
Leasehold improvements	6,367	6,367
Subtotal	123,508	123,508
Less: Accumulated depreciation	(85,137)	(80,871)
Property and Equipment, net	$38,371	$42,637

Depreciation expense was $4,265 and $4,190 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following as of:

	March 31, 2012	December 31, 2011
Intellectual property	$16,355,967	$16,355,967
Territory	150,000	150,000
Non-compete	660,000	660,000
Customer relationships	3,400,000	3,400,000
Total Intellectual property and intangible assets	20,565,967	20,565,967
Less: Accumulated amortization	(847,377)	(454,204)
Intellectual property and intangible assets, net	$19,718,590	$20,111,763

Amortization expense was $393,173 and $413,858 for the above assets for the quarter ended March 31, 2012 and the year ended, December 31, 2011. Amortization expense for all other assets was $13,540 in the quarter ended March 31, 2012.

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

NOTE 7. ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following as of:

	March 31, 2012	December 31, 2011
Wages and related costs	$100,484	$124,821
Accrued expenses and taxes	106,997	106,539
Accrued legal settlement	107,500	127,500
Total Accrued Expenses and Taxes	$314,981	$358,860

NOTE 8. LONG-TERM DEBT

Long - term debt consists of the following as of:

	March 31, 2012	December 31, 2011
Note payable - commercial bank	$1,142,127	$1,148,448
Notes payable, net of debt discount - asset acquisition	21,752,243	20,722,158
	22,894,370	21,870,606
Less: Current portion & debt discount	(3,377,895)	(1,835,240)
Total long – term debt	$19,516,475	$20,035,366

The note payable is paid to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230. This liability was assumed with the asset purchase agreement from GGLLC. The note payable financed the purchase of the intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The note agreement with the commercial bank remains in the name of GGLLC and we have no direct obligation to the commercial bank, but rather to GGLLC, a related party.

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

In October 2011 we closed an asset acquisition from Prime Table Games LLC and Prime Table Games UK. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes, with one of the notes due in the amount of $12.2 million, payable in U.S. funds and a second note in the amount of £6.4 million, payable in British Sterling, which has been converted to U.S. dollars in our financial presentations at the rate of one (1) U.S. dollar is equal to 0.64 British pounds. The notes were recorded at fair value, net of a debt discount of $1,530,000.

Maturities of our long-term debt are as follows:

Maturities as of March 31,	Total
2013	1,952,211
2014	3,004,874
2015	3,646,882
2016	5,233,948
Thereafter	6,610,347
Total Long Term Debt	20,942,159
Less: Debt discount	(1,425,684)
Long-term Debt, net of debt discount	$19,516,475

NOTE 9. NOTE PAYABLES – RELATED PARTY

We received working capital loans from GGLLC, a related party, in 2008 and 2007. The loans included interest at 9% and were due 90 days after demand. The terms of the loan called for interest to be accrued on interest if payments were not made. Interest expense associated with these loans was $0 and $3,573 for the three months ended March 31, 2012 and 2011, respectively. The notes were paid in full in July 2011.

GGLLC, a related party, is the holder of the long-term promissory note paid to the commercial bank. See Note 8.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating lease obligation. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Rent expense was $33,959 and $31,080 for the three months ended March 31, 2012 and 2011, respectively. Our lease is due to expire at the end of August 2012. Based upon our current growth projections, we anticipate either renewing our existing lease agreement and expanding our operations with a lease of a second facility or in the alternative, may elect to not renew our existing lease and seek an entirely new facility sometime in late 2012 or 2013. We may also elect to purchase a future facility. The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2012 through 2016 and are based upon our current estimates of our projected needs and our forecast of the commercial real estate market in Las Vegas, including a 5% cost of living increase. These estimates are summarized as follows:

Twelve months ended December 31,	Annual obligation (Estimate)
2012	$124,319
2013	225,000
2014	236,250
2015	248,063
2016	260,466
Total lease obligation	$1,094,098

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, "Accounting for Contingencies," we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 10 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2011. There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2011, except:

Unax Gaming. On March 14, 2012, we filed a complaint for patent infringement against Unax Service, LLC, a Washington limited liability company and Xuming Shangguan a.k.a. Sean Shangguan d.b.a. Unax Gaming in the United States District Court, Western District of Washington. Our claims state that the defendants’ games known as “Double Action Blackjack” and “Squeezit Blackjack” infringe on several patents held by us. We seek a permanent injunction against the infringing games, actual and exemplary damages, court costs and attorney fees. We intend to vigorously pursue all remedies available to us in the matter.

Washington administrative notice. On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission ("Commission") as a result of a routine audit conducted by them in 2010.  The notice involves alleged untimely notifications, predominantly by predecessor companies.  Since receiving the notice, we have had preliminary discussions with Commission officials to resolve the matters raised in the notice. Our executive management currently believes the matter will be resolved expeditiously and without material effect to our business operations in Washington. If unresolved, we could be subject to fines, reimbursement of the commission's investigative costs or harsher sanctions. For 2011, Washington revenues were $1,154,925.

Note 11. Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on periodic reviews of accounts receivable. As of March 31, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $28,056 and $41,306, respectively.

Note 12. STOCKHOLDERS’ EQUITY

We have 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2012 and December 31, 2011. As of December 31, 2011, there were 37,508,091 shares of Common Stock and -0- Preferred Shares outstanding. During the three months ended March 31, 2012, we did not sell any additional shares of common stock to the public. On March 29, 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of Common Stock valued at $0.10 per share. There were 38,310,591 common shares and -0- preferred shares issued and outstanding at March 31, 2012.

Note 13. Related Party Transactions

We lease our offices from a party that is related to our CEO. See Note 10.

We have a note receivable from a related party. See Note 3.

We have a note payable to a related party. See Notes 8 and 9.

Certain administrative, accounting and legal support services are performed by the wife of our CEO. Her services are provided through a company that is a related party to our CEO. We accrued or paid fees in the amount of $5,600 and $13,950 in the quarter ended March 31, 2012 and the year ended December 31, 2011, respectively.

Note 14. Other Income (Expenses)

Other income (expenses) consists of the following for the three months ended:

	March 31, 2012	March 31, 2011
Interest income	$6,061	$6,288
Interest expense - commercial	(22,346)	(24,618)
Interest expense - PTG	(152,243)	0
Interest expense - debt discount	(52,158)	0
Total other income (expenses)	$(220,686)	$(18,330)

Interest expense – PTG refers to the debt (two promissory notes) entered into through the acquisition of Prime Table Games in late 2011. See Note 8. Interest expense – debt discount refers to a present value calculation of the debt by the valuation company at a discount rate of 6.61% taking multiple factors into account such as a) our income metrics and repayment risks, b) bond market data, and c) credit analysis and metrics from S&P.

Note 15. Income Taxes

For the three months ended March 31, 2012 and year ended December 31, 2011, we incurred net losses and, therefore, have no tax liability. We have a previous net operating loss carry-forward of $1,160,000. The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,514,000. The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting. Additionally, we have a foreign tax credit carry-forward of approximately $203,627 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends. We believe that the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	March 31, 2012	December 31, 2011
Net operating loss carryover	$613,548	$555,334
Valuation allowance	(613,548)	(555,334)
Net deferred tax asset	$0	$0

Note 16. Stock Warrants and Options

We issued 714,286 warrants in connection with the sale of common stock during the year ended December 31, 2010. Additionally, we issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011. We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. We have estimated the fair value of the warrants issued in connection with the sale of common stock at $323,128 for the year ended December 31, 2011 and $42,549 for the three months ended March 31, 2012, respectively using the Black-Scholes option pricing model.

We issued 46,250 and 92,500 stock options to members of our Board of Directors during each of the three months ended March 31, 2012 and 2011, respectively. The warrants were valued at the fair market value of the services performed that resulted in an expense of $4,000 and $8,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Key assumptions used by us are summarized as follows:

	Warrants issued year ended December 31, 2011	Warrants issued year ended December 31, 2010
Volatility	146%	165%
Expected dividend yield	0.00%	0.00%
Risk-free rate over the estimated expected life of the warrants	0.0066%	1.63%
Expected term (in years)	3.0	3.0

The warrants issued have been accounted for as an equity transaction. The cost of the options issued to the members of our Board of Directors was classified as operating expenses for the three months ended March 31, 2012 and March 31, 2011, respectively.

A summary of changes in share purchase warrants during the three months ended March 31, 2012 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	1,750,715	$0.40
Issued	266,667	$0.40
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2012	2,017,382	$ 0 .40

A summary of changes in stock options during the three months ended March 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	522,500	$0.3898
Issued	92,000	0
Exercised	0	0
Expired	0	0
Outstanding, March 31, 2012	614,500	$0.3898

Note 17. Asset AcquisitionS AND SIGNIFICANT TRANSACTIONS

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

TableMAX agreement. On February 21, 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles.  We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

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

We are responsible for the losses of the TableMAX Division however; TMAX has agreed to reimburse us during the first 12 months from the date of the TMAX Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000. Subsequent to the 12 months anniversary of the TMAX Agreement, TMAX notified us that they would continue to reimburse us for the losses attributed with the TableMAX Division. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement.

Included in Miscellaneous receivables is $1,947 representing reimbursement due from TMAX at March 31, 2012.

Note 18. Subsequent Events

None.

Item 2.  Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview. We are engaged in the business of developing proprietary casino table games and associated technology and systems for the casino gaming industry. We receive fees in the form of recurring revenues for our intellectual property, technology and services that we provide to land-based, riverboat and cruise ship casinos in the United States and internationally. We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.” Additional information regarding our products and product categories may be found in Note 1 “Description of business” in Item 1 “Financial statements” included in this Form 10-Q and on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

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

Sources of revenue. We derive recurring revenues from the licensing of our products and intellectual property.  Consistent with our strategy, these revenues are generated from negotiated recurring licensing fee agreements, which typically, are month-to-month in nature. We also receive revenues in the form of a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Financing. Additional funding may be necessary to facilitate our current aggressive growth plans and acquisition strategy, as well as the investments in our infrastructure. If we determine that additional funding is required and we are unsuccessful in raising capital, we will still pursue acquisitions and growth, however, our acquisition opportunities could be limited and our growth strategy could be negatively impacted.

Expected changes in number of employees, plant and equipment. As we continue to grow, we anticipate the purchasing of inventory and equipment and possibly the leasing of additional space to accommodate research, development, manufacturing and assembly operations. We will also evaluate the necessary increases to our employee base over the course of the year.

Results of operations for the three months ended March 31, 2012. For quarter ended March 31, 2012, our continuing operations generated gross revenues of $1,645,707 compared to gross revenues of $781,110 for the previous year’s comparable quarter, representing an increase of $864,597 or 111%.  This material increase was due primarily to the performances of the Prime Table Game assets added to our portfolio in October 2011 and the addition of e-Tables resulting from the TableMAX transaction in February 2011, both of which were not present in the quarter ended March 31, 2011. Selling, general and administrative expenses for the quarter ended March 31, 2012, were $1,102,788 compared to $722,438 for the previous year’s first quarter, representing a $380,350 increase, or 53%. Although both the March 31, 2012 and March 31, 2011 quarters include expenses generated from our TableMAX agreement, these expenses grew from $16,432 to $78,760, or 379%, year-over-year. The material year-over-year increases (above and beyond the amortization expense mentioned above) were increases in the following areas as shown:

	As of March 31,
	2012	2011
Travel	$36,192	$23,445
Audit fees	30,488	5,400
Insurance	23,622	819
Bad debt expense	15,000	9,000
Outside consultant expense	44,784	10,916
Legal	188,367	55,946
Total	$$338,453	$$105,526

The increase in travel expense was related primarily to increased sales efforts and some legal related activities. The increase in audit fees was in part driven by a variance in timing from the previous year, but more prominently driven by the expanded audit services required and related to the Prime Table Games acquisition. The increase in insurance expense was driven by timing of our standard insurance policies, but also by an increase (to $5 million) in our insurance policy for our officers and directors. We increased our bad debt expense as a result of a conservative approach to the addition of the Prime Table Games portfolio, and will continue to assess our needs of building the reserve as we become more familiar with the portfolio’s ongoing performance. The increase in outside consultant expense was due primarily to the use of contract personnel used to assist our Interim Chief Financial Officer and one-time accounting requirements related to the Prime Table Games acquisition. Legal expense increased due to a number of a number of regulatory, compliance, and litigation issues which arose during the latter half of 2011 and carried into early 2012. These factors contributed to the net loss of ($171,218) for the three months ended March 31, 2012 compared to a net loss from continuing operations of ($66,136) for the three months ended March 31, 2011.

Comparing the quarter ended March 31, 2012 with the immediately preceding quarter ended December 31, 2011 our revenue grew $110,309 to $1,645,707 from $1,518,011 representing a 8% increase. Our selling, general and administrative expenses declined $3,068 to $1,102,788 from $1,105,856, or less than 1% decrease. These and other factors resulted in the net loss of ($171,218) for the quarter ended March 31, 2012 compared to a net loss of ($10,085) for the quarter ended December 31, 2011.

Liquidity and capital resources. As of March 31, 2012, we had total current assets of $1,397,811 and total assets of $22,659,766. This compares to $1,448,272 and $23,115,411, respectively for the year ending December 31, 2011. Our total current liabilities as of March 31, 2012 were $2,959,407 versus $2,805,193 as of December 31, 2011. This growth is a result of growth of $32,469 in accounts payable from $274,576 to $307,045, or a growth of 12%. Additionally, the quarter ending March 31, 2012 saw the first payments on the debt of the Prime Table Games acquisition, whose current portion totaled $1,925,977, but when netted against the $1,425,684 related to the debt discount on the same deal reflects a net increase in this category of the balance sheet of $500,293. When compared to the quarter ending December 31, 2011, current assets decreased by $50,460 or a 3% reduction. This reduction was made up totally by a reduction in cash of $48,718. Total assets decreased by $455,643 or 2%. This decrease was largely attributable to increasing amortization of the Prime Table Games assets. Current liabilities grew by $154,215 or 5%, Much of this growth came from an increase in the current portion of the PTG debt obligation, whose payments increase from $200,000 to $250,000 starting January 1, 2013. This increase of $116,270 accounts for 56% of the current liability growth, with the other major growth being in the unearned income area, which grew $32,289 from $274,757 to $307,045 or 21%. Our working capital decreased by $204,675 from the quarter ending December 31, 2011 due to reductions in cash ($48,718), and increases in accounts payable ($32,469), current portions of the PTG notes payable ($116,270), and unearned income ($49,122) from $336,048 to $385,170, or 15%. Total current liabilities are as follows for periods ending March 31:

Account	March 31, 2012	December 31, 2011
Accounts payable	$307,045	$274,576
Accrued expenses	314,981	358,860
Accured interest - related party	0	0
Deferred revenue	385,170	336,048
Notes payable – related party	0	469
Notes payable – current portion	1,952,211	1,835,240
Total Current Liabilities	$2,959,407	$2,805,193

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

At March 31, 2012, other than the commitment from the major shareholder of TableMAX to provide a line of credit specific to acquiring inventory for the TableMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities provided $411,889 in cash for the three months ended March 31, 2012 compared to using $84,871 of cash for the three months ended March 31, 2011. The primary components of our operating cash flow for the three months ended March 31, 2012, were net loss from operations of $171,218, increases in accounts receivable ($72,011) prepaid expenses ($28,203) and inventory ($18,344) offset by an increase in accounts payable ($32,469) and deferred revenues ($49,122) and non-cash reconciling items of $558,387 for a total operating activities impact of an additional $411,889 of cash.

Cash flows used by investing activities for the three months ended March 31, 2011 was $6,060 through an increase in a note receivable during the period. Cash generated by financing activities during the three months ended March 31, 2012 was a reduction of $454,547 almost totally made up of principal payments on long-term debt of $454,078.

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

Critical accounting policies. In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that we have any accounting policies that fit this definition.

Recently issued accounting pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective.

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

Limitations on the effectiveness of internal controls. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

(See Note 10 of Item 1 Financial Statements regarding current litigation.)

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

Item 4.  MINE SAFETY DISCLOSURES

None

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
10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 16, 2012

By: /s/ Robert Saucier Robert Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	May 16, 2012

By: : /s/ Robert Saucier Robert Saucier Interim Chief Financial Officer

