Form 10-Q
period 2012-06-30
Galaxy Gaming, Inc.
filed 2012-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,310,591 common shares as August 14, 2012.

1

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)
F-2	Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)
F-3	Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)
F-4 – F-15	Notes to Financial Statements (unaudited)

3

GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$207,148	$200,128
Accounts receivable - trade, net of allowance for doubtful accounts of $39,223 and $20,865, respectively	950,266	843,328
Miscellaneous receivables	56,008	112,513
Prepaid expenses	71,908	57,650
Inventory	243,915	217,162
Related party note receivable, current portion	18,023	17,491
Total Current Assets	1,547,268	1,448,272

Property and Equipment, net	34,084	42,637

Other Assets
Intellectual property and intangible assets, net	19,325,416	20,111,763
Related party note receivable, net of current portion	381,300	374,449
Goodwill	1,091,000	1,091,000
Other	72,784	47,290
Total Other Assets	20,870,500	21,624,502

TOTAL ASSETS	$22,451,852	$23,115,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$310,594	$274,576
Accrued expenses and taxes	401,623	358,860
Deferred revenue	422,459	336,048
Notes payable - related party	—	469
Notes payable - current portion	2,071,080	1,835,240
Total Current Liabilities	3,205,756	2,805,193

Long-Term Debt
Notes payable, net of debt discount and net of current portion	18,992,698	20,035,366

TOTAL LIABILITIES	22,198,454	22,840,559

STOCKHOLDERS’ EQUITY
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 38,310,591 (37,508,091 – 2011) shares issued and outstanding	38,311	37,507
Additional paid in capital	2,002,757	1,915,311
Stock warrants	513,181	513,181
Stock subscription receivable	(3,916)	(3,916)
Accumulated deficit	(2,296,935)	(2,187,231)
TOTAL STOCKHOLDERS’ EQUITY	253,398	274,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,451,852	$23,115,411

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Product leases and royalties	$1,774,535	$743,974	$3,402,855	$1,506,600
Product sales and service	15,681	5,111	33,068	23,596
Total revenue	1,790,216	749,085	3,435,923	1,530,196
Costs and expenses
Cost of ancillary products and assembled components	37,837	16,479	59,105	45,179
Selling, general and administrative	1,032,933	802,580	2,135,721	1,524,691
Research and development	87,470	77,228	148,675	142,484
Depreciation	4,288	4,191	8,553	8,873
Amortization	402,327	8,165	809,041	16,331
Total costs and expenses	1,564,855	908,643	3,161,095	1,737,558

Income (loss) from operations	225,361	(159,558)	274,828	(207,362)

Other income (expense)
Interest income	4,510	6,232	10,581	12,520
Interest expense	(218,367)	(23,056)	(445,114)	(47,674)
Gain on settlement	50,000	—	50,000	—
Total other income (expense)	(163,857)	(16,824)	(384,533)	(35,154)
Income (loss) before income taxes	61,504	(176,382)	(109,705)	(242,516)
Provision for income taxes	—	—		—
Net income (loss)	$61,504	$(176,382)	$(109,705)	$(242,516)

Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Diluted	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding:
Basic	38,310,591	35,508,091	37,922,716	35,345,128
Diluted	41,017,013	38,130,473	40,633,368	37,839,779

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss for the period	$(109,705)	$(242,516)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	8,553	8,873
Amortization expense	809,041	16,331
Provision for bad debts	15,000	18,000
Share-based compensation	88,250	12,000
Gain on settlement	(50,000)	—
Amortization of debt discount	52,158	—
Changes in Assets and Liabilities
(Increase) Decrease in accounts receivable	(121,938)	16,406
Decrease (Increase) in miscellaneous receivable	56,505	(84,883)
(Increase) in prepaid expenses	(14,258)	(44,416)
(Increase) in inventory	(26,754)	(22,282)
Increase (Decrease) in accounts payable	36,020	(6,889)
Increase (Decrease) in accrued expenses and taxes	42,763	57,936
Increase (Decrease) in accrued interest – related party	—	(25,973)
Increase (Decrease) in deferred revenue	86,411	(8,074)
Net Cash Provided By (Used in) Operating Activities	872,046	(305,487)

Cash Flows from Investing Activities:
Acquisition of property and equipment	—	(9,368)
(Increase) in products leased and held for lease	—	(12,872)
Decrease in other assets	1,812	1,812
(Increase) in note receivable	(7,382)	—
Payments received on note receivable	—	7,471
Net Cash Provided By (Used in) Investing Activities	(5,570)	(12,957)

Cash Flows from Financing Activities:
Principal payments on notes payable – related party	(469)	(102,887)
Collection of stock subscription receivable	—	6,116
Principal payments on note payable	(858,986)	(54,490)
Proceeds from issuance of common stock	—	200,000
Net Cash Provided By (Used in) Financing Activities	(859,455)	48,739

Net Increase (Decrease) in Cash and Cash Equivalents	7,021	(269,705)
Cash and Cash Equivalents – Beginning of Period	200,128	444,434
Cash and Cash Equivalents – End of Period	$207,149	$174,729

Supplemental Cash Flow Information:
Cash paid for interest	$38,487	$21,505
Cash paid for income taxes	$—	$—

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 18. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform. These platforms will allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management team, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied to the preparation of the financial statements. In the case of the TableMAX arrangement, since TableMAX currently reimburses us for all out-of-pocket operating losses, and monthly expenses have consistently exceeded revenues, we do not treat these revenues as normal revenues to us. On a monthly basis, we net the revenues against the expenses in a balance sheet account resulting in the difference which is used to invoice TableMAX for reimbursement.

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

Products leased and held for lease. In 2011, we began to provide products whereby we maintain ownership and charge a fee for the use of the product. Such fees may be a flat monthly fee and/or a fee associated with the performance of the product. Since we retain title to the equipment, we classify these assets as “products leased and held for lease” and are included in the “Other” assets account shown on the accompanying balance sheets. These assets are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a one-year period.

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

NOTE 3. RELATED PARTY NOTE RECEIVABLE

The related party note receivable at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Related party note receivable	$399,323	$391,940
Less: current portion	(18,023)	(17,491)
	$381,300	$374,449

We acquired, with an asset purchase agreement from GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The purchase was financed by a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. Interest income associated with this note receivable was $12,020 and $12,483 for the six months ended June 30, 2012 and 2011, respectively. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At June 30, 2012 management believed that 100% of the notes receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following as of:

	June 30, 2012	December 31, 2011
Trade show expenses	$34,557	$13,557
IT system	21,107	6,129
Other	11,265	1,145
Insurance	4,979	18,371
Legal	—	7,500
Property taxes	—	588
Rent	—	10,360
	$71,908	$57,650

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of:

	June 30, 2012	December 31, 2011
Computer equipment	$43,845	$43,845
Furniture and fixtures	62,976	62,976
Office equipment	10,320	10,320
Leasehold improvements	6,367	6,367
	123,508	123,508
Less: accumulated depreciation	(89,424)	(80,871)
	$34,084	$42,637

Depreciation expense was $8,553 and $8,873 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following as of:

	June 30, 2012	December 31, 2011
Intellectual property	$16,355,967	$16,355,967
Territory	150,000	150,000
Non-compete	660,000	660,000
Customer relationships	3,400,000	3,400,000
	20,565,967	20,565,967
Less: Accumulated amortization	(1,240,551)	(454,204)
	$19,325,416	$20,111,763

Amortization expense was $809,041 and $16,331 for the six months ended June 30, 2012 and 2011, respectively. Included in amortization expense are amounts related to the amortization of other assets totaling $22,694 and $2,574 for the six months ended June 30, 2012 and 2011, respectively.

In 2007, we acquired intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services, including but not limited to, games, side bets, inventions and ideas, valued at $140,967 from a related party.

In 2009, we purchased back a regional territory license from an outside sales representative. The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

We executed an asset purchase agreement in April 2010, with T&P Gaming, Inc., and its majority owners whereby we acquired the client installation base, intellectual property, territorial license and related inventory associated with the “Deuces Wild Hold’em Fold’em game (“Deuces Wild”) and related “Random Wild” game for $216,000.

On October 1, 2011, we entered into an asset purchase agreement with Prime Table Games, LLC and Prime Table Games UK. A subsequent valuation report performed by a national business valuation firm concluded the following valuation of the deal:

Asset	Fair Value
Trademarks	$2,740,000
Patents	13,259,000
Goodwill	1,091,000
Non-compete agreement	660,000
Customer relationships	3,400,000
Total	$21,150,000

The intellectual property and intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The regional territorial license has an infinite life.

NOTE 7. ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following as of:

	June 30, 2012	December 31, 2011
Accrued expenses and taxes	$230,200	$106,539
Wages and related costs	103,923	124,821
Accrued legal settlement	67,500	127,500
	$401,623	$358,860

NOTE 8. LONG-TERM DEBT

Long - term debt consists of the following as of:

	June 30, 2012	December 31, 2011
Note payable - commercial bank	$1,135,918	$1,148,448
Notes payable, net of debt discount - asset acquisition	19,927,860	20,722,158
	21,063,778	21,870,606
Less: Current portion	(2,071,080)	(1,835,240)
	$18,992,698	$20,035,366

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

In October 2011 we closed an asset acquisition from Prime Table Games LLC and Prime Table Games UK. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes, with one of the notes due in the amount of $12.2 million, payable in U.S. funds and a second note in the amount of £6.4 million, payable in British Sterling, which has been converted to $10 million U.S. dollars in our financial presentations at the rate of one (1) U.S. dollar is equal to 0.64 British pounds. The notes were recorded at fair value, net of a debt discount of $1,530,000.

Maturities of our long-term debt are as follows:

Maturities as of June 30,	Total
2014	2,579,776
2015	3,157,689
2016	3,824,097
2017	5,279,242
Thereafter	5,525,420
Total long-term debt	20,366,224
Less: debt discount	(1,373,526)
Long-term debt, net of debt discount	$18,992,698

NOTE 9. NOTE PAYABLES – RELATED PARTY

We received working capital loans from GGLLC, a related party, in 2008 and 2007. The loans included interest at 9% and were due 90 days after demand. The terms of the loan called for interest to be accrued on interest if payments were not made. Interest expense associated with these loans was $0 and $3,573 for the three months ended June 30, 2012 and 2011, respectively. The notes were paid in full in July 2011.

GGLLC, a related party, is the holder of the long-term promissory note paid to the commercial bank. See Note 8.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating lease obligation. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Rent expense was $66,470 and $62,154 for the six months ended June 30, 2012 and 2011, respectively. Our lease is due to expire at the end of August 2012. Based upon our current growth projections, we anticipate either renewing our existing lease agreement and expanding our operations with a lease of a second facility or in the alternative, may elect to not renew our existing lease and seek an entirely new facility sometime in late 2012 or 2013. We may also elect to purchase a future facility. The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2012 through 2016 and are based upon our current estimates of our projected needs and our forecast of the commercial real estate market in Las Vegas, including a 5% cost of living increase. These estimates are summarized as follows:

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

Unax Gaming. In May 2012, we entered into a Settlement Agreement (the “Settlement Agreement”) with UNAX Service, LLC (“Unax Gaming”). As a result of the Settlement Agreement, Unax Gaming assigned all of its rights and interest in the games “Double Action Blackjack” and “Squeezit Blackjack” which were deemed to have infringed on several patents held by us. The Settlement Agreement also called for Unax Gaming to reimburse us $20,000 for court costs and attorney fees. Additionally, we received a note receivable from Unax Gaming in the amount of $50,000. The note receivable bears annual interest of 6% and payments of interest only are to be made monthly, starting on June 1, 2012. Payments of principal in the amount of $25,000 must be paid on or before December 31, 2012 and $25,000 on or before June 30, 2014. Furthermore, the note receivable has a provision whereby the second principal payment due in June 2014 will be forgiven if Unax Gaming complies with all terms of the Settlement Agreement and makes all other interest and principal payments timely. In the event Unax Gaming fails to make any of the foregoing payments on the dates specified, all remaining payments become immediately due and subject to payment of interest beginning immediately at an annual rate of 10%. As of June 30, 2012 Unax Gaming was in compliance with the Settlement Agreement.

Washington administrative notice. On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission ("Commission") as a result of a routine audit conducted by them in 2010.  The notice involves alleged untimely notifications, predominantly by predecessor companies.  Since receiving the notice, we have had preliminary discussions with Commission officials to resolve the matters raised in the notice. Our executive management currently believes the matter will be resolved expeditiously and without material effect to our business operations in Washington. If unresolved, we could be subject to fines, reimbursement of the commission's investigative costs or harsher sanctions. For the six month period ended June 30, 2012, Washington revenues were $545,187. For 2011, Washington revenues were $1,154,925.

Note 11. Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on periodic reviews of accounts receivable. As of June 30, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $39,223 and $20,865, respectively.

Note 12. STOCKHOLDERS’ EQUITY

We have 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2012 and December 31, 2011. As of December 31, 2011, there were 37,508,091 shares of common stock and -0- preferred shares outstanding. During the six months ended June 30, 2012, we did not sell any additional shares of common stock to the public. On March 29, 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share. There were 38,310,591 common shares and -0- preferred shares issued and outstanding at June 30, 2012.

Note 13. Related Party Transactions

We lease our offices from a party that is related to our CEO. See Note 10.

We have a note receivable from a related party. See Note 3.

We have a note payable to a related party. See Notes 8 and 9.

Certain administrative, accounting and legal support services are performed by the wife of our CEO. Her services are provided through a company that is a related party to our CEO. We accrued or paid fees in the amount of $14,550 and $13,950 in the quarter ended June 30, 2012 and the year ended December 31, 2011, respectively.

Note 14. Other Income (Expenses)

Other income (expenses) consists of the following for the six months ended:

	June 30, 2012	June 30, 2011
Interest income	$10,581	$12,520
Interest expense – PTG	(301,387)	—
Interest expense – debt discount	(104,316)	—
Interest expense – commercial bank	(39,411)	(47,674)
Gain on settlement	50,000	—
Total other income (expenses)	$(384,533)	$(35,154)

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

Note 15. Income Taxes

For the six months ended June 30, 2012 and year ended December 31, 2011, we incurred net losses and, therefore, have no tax liability. We have a previous net operating loss carry-forward of $1,160,000. The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,514,000. The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting. Additionally, we have a foreign tax credit carry-forward of approximately $215,644 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends. We believe that the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	June 30, 2012	December 31, 2011
Net operating loss carryover	$592,634	$555,334
Valuation allowance	(592,634)	(555,334)
Net deferred tax asset	$0	$0

Note 16. Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009, we sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500. As of June 30, 2012 and December 31, 2011, $3,916 and $10,520, respectively, were still outstanding and recorded as a stock subscription receivable.

Note 17. Stock Warrants and Options

Warrant activity. We issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011. We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. We have estimated the fair value of the warrants issued in connection with the sale of common stock at $42,549 for the year ended December 31, 2011, using the Black-Scholes option pricing model with the following assumptions:

Warrants issued year ended December 31, 2011
Expected volatility	146%
Expected dividend yield	0.00%
Risk-free rate over the estimated expected life of the warrants	0.0066%
Expected term (in years)	3.0
F-13

A summary of changes in share purchase warrants during the six months ended June 30, 2012 is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	2,017,382	$0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding, June 30, 2012	1,330,953	$0.45

Stock options. We issued 138,740 stock options to members of our Board of Directors during each six months ended June 30, 2012 and 2011, respectively. The stock options were valued at the fair market value of the services performed that resulted in an expense of $8,000 and $12,000 for each six months ended June 30, 2012 and 2011, respectively. The cost of the options issued to the members of our Board of Directors have been classified as share based compensation for the six months ended June 30, 2012 and 2011, respectively.

A summary of changes in stock options during the six months ended June 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	615,000	$0.36
Issued	138,750	0.21
Exercised	—	—
Expired	(522,500)	0.37
Outstanding, June 30, 2012	231,250	$0.25

Note 18. Asset AcquisitionS AND SIGNIFICANT TRANSACTIONS

Acquisition of Prime Table Games’ assets. On October 4, 2011 we executed an asset purchase agreement (“Prime Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the Prime Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean (Three Card Poker rights are limited to the British Isles). The intellectual property portfolio includes 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. The two principals of Prime Table Games also executed with us a non-compete agreement.

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

In the event future monthly revenue received by us from the “Assets,” as defined in the Prime Agreement is less than 90% of the notes monthly payment due to Prime Table Games, then the note payments may, at our option, be adjusted to the higher of $100,000 per month (for the Prime Table Games LLC note) and £64,000 per month (for the Prime Table Games UK note) or 90% of the monthly revenue amount. If we engage in this payment adjustment election, the note shall not be deemed in default and the interest rate of the note will increase an additional 2% above the annual interest rate or until the standard payment schedule resumes..

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

Included in Miscellaneous receivables is $47,424 representing reimbursement due from TMAX at June 30, 2012. Included in cash and cash equivalent at June 30, 2012 is $40,818 related to the TMAX progressive jackpot.

Acquisition of Lakes Entertainment’s assets. In November 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”). Under the Lakes Agreement, we acquired certain business assets of Lakes. The acquisition includes a portfolio of patented casino table games, including Bonus Craps, Four The Money, Rainbow Poker, and Roulette Craps, together with an assignment of the Lakes’ rights under existing licensing agreements with various casinos throughout the United States.

Acquisition of Unax Gaming assets. As indicated in Note 10, in May 2012 we entered into a Settlement Agreement with Unax Gaming. As a result of the Settlement Agreement, Unax Gaming assigned all of its rights and interest in the games “Double Action Blackjack” and “Squeezit Blackjack” which were deemed to have infringed on several patents held by us.

Note 19. Subsequent Events

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

2. Increase our per unit price point by leveraging our Enhanced Table Systems; and

3. Grow our e-Table business.

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Shuffle Master Gaming, Inc., has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

We invented the concept called MEGA-Share, which we first installed in December 2011. MEGA-Share and our Inter-Casino Jackpot System are unrelated but can be combined if so desired by our clients. A casino could operate either one, or operate both simultaneously. We believe MEGA-Share has the ability to become a “must-have” product for casinos and as a result could be a significant contributor to our future revenue growth. Accordingly, we also intend to intensify our sales efforts on obtaining MEGA-Share placements.

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

Results of operations for the three months ended June 30, 2012. For quarter ended June 30, 2012, our continuing operations generated gross revenues of $1,790,216 compared to gross revenues of $749,085 for the previous year’s comparable quarter, representing an increase of $1,041,131 or 139%.  This material increase was due primarily to the performances of the Prime Table Game assets added to our portfolio in October 2011 and the addition of e-Tables resulting from the TableMAX transaction in February 2011. Selling, general and administrative expenses for the quarter ended June 30, 2012, were $1,032,933 compared to $802,580 for the previous year’s second quarter, representing a $230,353 increase, or 29%. The material year-over-year expense increases were in the following areas as shown:

	Three months ended June 30,
	2012	2011
Sales commissions	$233,588	$135,189
Legal	156,022	70,600
Outside consultant expense	79,746	11,344
Total	$469,356	$217,133

The increase in sales commissions was related primarily to increased sales. Legal expense increased due to a number of regulatory, compliance, and litigation issues which arose during the latter half of 2011 and carried into 2012. The increase in outside consultant expense was due primarily to the use of contract personnel used to assist our Interim Chief Financial Officer and one-time accounting requirements related to the Prime Table Games acquisition. These factors contributed to the increased selling, general and administrative expenses of $1,032,933 for the three months ended June 30, 2012 compared to $802,580 for the three months ended June 30, 2011.

Comparing the quarter ended June 30, 2012 with the immediately preceding quarter ended March 31, 2012 our revenue grew $144,509 to $1,790,216 from $1,645,707 representing a 9% increase. Our selling, general and administrative expenses decreased $69,855 to $1,032,933 from $1,102,788, or a 7% decrease. We recognized a gain on the settlement with Unax Gaming of $50,000 for the quarter ended June 30, 2012. These and other factors resulted in the net income of $61,504 for the quarter ended June 30, 2012 compared to a net loss of ($171,218) for the quarter ended March 31, 2012.

Liquidity and capital resources. As of June 30, 2012, we had total current assets of $1,547,268 and total assets of $22,451,852. This compares to $1,448,272 and $23,115,411, respectively for the period ended December 31, 2011. The material increase for the period ended June 30, 2012 is reflective of the material Prime Table Games asset acquisition in October 2011. Our total current liabilities as of June 30, 2012 were $3,205,756 versus $2,805,193 as of December 31, 2011. This increase is primarily due to the increase in current portion of the PTG debt obligation, whose payments increase from $200,000 to $250,000 starting January 1, 2013. Deferred revenue increased $86,411 to $422,459 at June 30, 2012 from $336,048 at December 31, 2011.

When compared to the quarter ending March 31, 2012 current assets increased by $149,457 or 11%. This increase was made up mostly by an increase in cash of $55,739 and accounts receivable of $49,927. Total assets decreased by $207,914 or 1%. This decrease was largely attributable to increasing amortization of the Prime Table Games assets. Current liabilities grew by $246,349 or 8%, Much of this growth came from an increase in the current portion of the PTG debt obligation, whose payments increase from $200,000 to $250,000 starting January 1, 2013. This increase of $118,869 accounts for 48% of the current liability growth, with the other major growth being in accrued expenses, which grew $86,642 from $314,981 to $401,623 or 28%. Despite increase in cash ($55,739) and accounts receivable ($49,927), our working capital decreased by $96,892 from the quarter ending March 31, 2012 due to increases in accrued expenses ($86,642) and current portions of the PTG notes payable ($118,869). Total current liabilities are as follows for periods ending June 30:

Account	2012	2011
Accounts payable	$310,594	$274,576
Accrued expenses	401,623	358,860
Accrued interest – related party	0	0
Deferred revenue	422,459	336,048
Notes payable – related party	0	469
Notes payable – current portion	2,071,080	1,835,240
Total current liabilities	$3,205,756	$2,805,193

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

At June 30, 2012, other than the commitment from the major shareholder of TableMAX to provide a line of credit specific to acquiring inventory for the TableMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the six months ended June 30, 2012, were net loss from operations of $109,705, increases in accounts receivable ($121,938) prepaid expenses ($14,258) and inventory ($26,754) offset by an increase in miscellaneous receivable ($56,505) accounts payable ($36,020) accrued expenses ($42,763) and deferred revenues ($86,411) for a total operating activities impact of an additional $872,046 of cash.

Cash flows used in investing activities for the six months ended June 30, 2012 were $5,570, primarily due to an increase in note receivable. Cash used in financing activities during the six months ended June 30, 2012 was $859,455 almost completely comprising principal payments of $858,986 towards long-term debt.

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

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000. The offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no general solicitation or advertising.

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
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 14, 2012

By: /s/ Robert Saucier Robert Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	August 14, 2012

By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Chief Financial Officer

