Form 10-Q
period 2012-09-30
Galaxy Gaming, Inc.
filed 2012-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,310,591 common shares as of November 7, 2012.

1

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)
F-3	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)
F-4 – F-16	Notes to Financial Statements (unaudited)

3

GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2012	December 31, 2011
Current Assets
Cash and cash equivalents	$346,954	$200,128
Accounts receivable - trade, net of allowance for doubtful accounts of $44,223 and $20,865, respectively	1,082,665	843,328
Miscellaneous receivables	103,646	112,513
Prepaid expenses	27,666	57,650
Inventory	246,348	217,162
Related party note receivable, current portion	18,294	17,491
Total Current Assets	1,825,573	1,448,272

Property and Equipment, net	45,560	42,637

Other Assets
Intellectual property and intangible assets, net	18,932,242	20,111,763
Related party note receivable, net of current portion	379,676	374,449
Goodwill	1,091,000	1,091,000
Other	13,106	47,290
Total Other Assets	20,416,024	21,624,502

TOTAL ASSETS	$22,287,157	$23,115,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$328,821	$274,576
Accrued expenses and taxes	481,315	358,860
Deferred revenue	437,063	336,048
Notes payable - related party	—	469
Notes payable - current portion	2,192,095	1,835,240
Total Current Liabilities	3,439,294	2,805,193

Long-Term Debt
Notes payable, net of debt discount and net of current portion	18,463,539	20,035,366

TOTAL LIABILITIES	21,902,833	22,840,559

STOCKHOLDERS’ EQUITY
Common stock, 65,000,000 shares, $.001 par value common stock authorized; 38,310,591 (37,508,091 – 2011) shares issued and outstanding	38,311	37,507
Additional paid in capital	2,004,208	1,915,311
Stock warrants	513,181	513,181
Stock subscription receivable	(3,916)	(3,916)
Accumulated deficit	(2,167,460)	(2,187,231)
TOTAL STOCKHOLDERS’ EQUITY	384,324	274,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,287,157	$23,115,411

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Product leases and royalties	$1,856,984	$719,605	$5,250,055	$2,226,205
Product sales and service	16,544	14,278	59,396	37,874
Total revenue	1,873,528	733,883	5,309,451	2,264,079
Costs and expenses
Cost of ancillary products and assembled components	18,001	16,449	77,106	61,628
Selling, general and administrative	994,537	826,878	3,155,617	2,351,569
Research and development	84,199	82,576	230,217	225,060
Depreciation	5,108	4,884	13,661	13,757
Amortization	424,641	8,165	1,210,988	24,496
Total costs and expenses	1,526,486	938,952	4,687,589	2,676,510

Income (loss) from operations	347,042	(205,069)	621,862	(412,431)

Other income (expense)
Interest income	9,918	6,176	20,507	18,696
Interest expense	(227,484)	(21,841)	(672,598)	(69,515)
Gain on settlement	—	—	50,000	—
Total other income (expense)	(217,566)	(15,665)	(602,091)	(50,819)
Income (loss) before income taxes	129,476	(220,734)	19,771	(463,250)
Provision for income taxes	—	—	—	—
Net income (loss)	$129,476	$(220,734)	$19,771	$(463,250)

Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.00	$(0.01)
Diluted	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding:
Basic	38,310,591	35,508,091	38,052,008	35,399,449
Diluted	40,019,044	38,222,973	40,551,927	37,967,510

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss) for the period	$19,771	$(463,250)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	13,661	13,757
Amortization expense	1,210,988	24,496
Provision for bad debts	30,000	27,000
Share-based compensation	89,701	20,000
Gain on settlement	(50,000)	—
Amortization of debt discount	52,158	—
Changes in Assets and Liabilities
(Increase) in accounts receivable	(269,337)	(36,811)
Decrease (Increase) in miscellaneous receivable	8,867	(44,606)
Decrease (Increase) in prepaid expenses	29,984	(12,641)
(Increase) in inventory	(29,186)	(2,443)
Increase (Decrease) in accounts payable	54,245	(14,630)
Increase in accrued expenses and taxes	122,455	189,827
(Decrease) in accrued interest – related party	—	(25,973)
Increase (Decrease) in deferred revenue	101,015	(3,186)
Net Cash Provided By (Used in) Operating Activities	1,384,322	(328,460)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(16,584)	(20,368)
(Increase) in products leased and held for lease	—	(38,769)
Decrease in other assets	52,717	2,717
(Increase) in note receivable	(7,330)	—
Payments received on note receivable	1,300	34,627
Net Cash Provided By (Used in) Investing Activities	30,103	(21,793)

Cash Flows from Financing Activities:
Principal payments on notes payable – related party	(469)	(105,037)
Collection of stock subscription receivable	—	6,604
Principal payments on note payable	(1,267,130)	(74,848)
Proceeds from issuance of common stock	—	200,000
Net Cash (Used in) Provided By Financing Activities	(1,267,599)	26,719

Net Increase (Decrease) in Cash and Cash Equivalents	146,826	(323,534)
Cash and Cash Equivalents – Beginning of Period	200,128	444,434
Cash and Cash Equivalents – End of Period	$346,954	$120,900

Supplemental Cash Flow Information:
Cash paid for interest	$505,083	$94,809
Cash paid for income taxes	$—	$—

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

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. We include in this product category our Bonus Jackpot System, our Inter-Casino Jackpot System and our MEGA-Share. Our Bonus Jackpot System is designed to compete with our competitors’ progressive jackpot systems and contains special features designed to further enhance the table game player’s experience and in turn, the casino’s profit. The Bonus Jackpot System consists of two independent sub-systems known as the Bet Tabulator System, which is an advanced system used to detect players’ wagers and TableVision, which is an advanced electronic display system used on gaming tables. Our current version of the Bonus Jackpot System is known as the “Andromeda Series.” Advancements in the Andromeda Series includes the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers. Known as our Inter-Casino Jackpot System, we believe this achievement for casino table games was the first of its kind in the world. The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com. In addition, our clients may use our Andromeda Series to communicate with their data center or internal server using their private network. The Andromeda Series increases the maximum number of player positions at a table from 7 to 16 and increases the number of betting positions per player from 1 to 6, both firsts within the casino table game industry. The Andromeda Series includes advanced player display options offered by the TableVision platform including the ability to keep track of and display more than one jackpot. This advancement, combined with the multiple sensor advancements, permits us to offer our MEGA-Share system to our casino clients.

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 18. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform. These platforms allow us to offer our table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets.  Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management team, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles (“GAAP”) and have been consistently applied to the preparation of the financial statements. In the case of the TableMAX arrangement, since TableMAX currently reimburses us for all out-of-pocket operating losses, and monthly expenses have consistently exceeded revenues, we do not treat these revenues as normal revenues to us. On a monthly basis, we net the revenues against the expenses resulting in the difference which is used to invoice TableMAX for reimbursement.

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

Reclassifications. Certain accounts and financial statement captions in the prior periods may have been reclassified to conform to the current period financial statements.

Inventory. Inventory consists of products designed to enhance table games, such as signs, layouts, bases for the various signs and electronic devices to support our enhanced bonus platforms. The inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. Signs and layouts do not change when table games change. We do not allocate overhead to inventory and as such costs are not significant. We track inventory internally in the following categories: raw materials, finished components (sub-units used to complete full units), and finished inventory of full units.

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

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Substantially, all revenue is recognized when it is earned. Depending upon the product and geographic location, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are recorded as deferred revenue on our balance sheet. If billed in arrears, we recognize the corresponding preceding period’s revenue upon invoicing at the subsequent date. Generally, we earn royalty revenue beginning with the start or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client.

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

The combination of hardware and software included in our Enhanced Table Systems and e-Tables are essential to the operation of the respective systems. As such, we do not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is provided. We do not market the software separately from the equipment.

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

Deferred income taxes. Deferred income taxes are recognized by applying enacted statutory rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of our assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.

Basic income (loss) per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of our company.

Stock-based compensation. Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On March 29, 2012, our Board of Directors approved an issuance of fully paid common stock to certain employees. See Note 12.

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

NOTE 3. RELATED PARTY NOTE RECEIVABLE

The related party note receivable at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Related party note receivable	$397,970	$391,940
Less: current portion	(18,294)	(17,491)
	$379,676	$374,449

We acquired, with an asset purchase agreement from GGLLC, the note receivable stated above, as part of the purchase of the remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The related party note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. Interest income associated with this note receivable was $18,985 and $18,696 for the nine months ended September 30, 2012 and 2011, respectively. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At September 30, 2012 management believed that 100% of the notes receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following as of:

	September 30, 2012	December 31, 2011
IT system	$15,844	$6,129
Trade show expenses	8,505	13,557
Other	2,770	1,145
Rent	547	10,360
Insurance	—	18,371
Legal	—	7,500
Property taxes	—	588
	$27,666	$57,650

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following as of:

	September 30, 2012	December 31, 2011
Computer equipment	$49,634	$43,845
Furniture and fixtures	73,771	62,976
Office equipment	10,320	10,320
Leasehold improvements	6,367	6,367
	140,092	123,508
Less: accumulated depreciation	(94,532)	(80,871)
	$45,560	$42,637

Depreciation expense was $13,661 and $13,757 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following as of:

	September 30, 2012	December 31, 2011
Intellectual property	$16,355,967	$16,355,967
Territory	150,000	150,000
Non-compete	660,000	660,000
Customer relationships	3,400,000	3,400,000
	20,565,967	20,565,967
Less: Accumulated amortization	(1,633,725)	(454,204)
	$18,932,242	$20,111,763

Amortization expense was $1,210,988 and $24,496 for the nine months ended September 30, 2012 and 2011, respectively. Included in amortization expense are amounts related to the amortization of other assets totaling $31,467 and $6,436 for the nine months ended September 30, 2012 and 2011, respectively.

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

On October 1, 2011, we entered into an asset purchase agreement with Prime Table Games, LLC and Prime Table Games UK. A subsequent valuation report performed by a national business valuation firm concluded the following valuation of the purchase:

Asset	Fair Value
Trademarks	$2,740,000
Patents	13,259,000
Goodwill	1,091,000
Non-compete agreement	660,000
Customer relationships	3,400,000
Total	$21,150,000

The intellectual property and intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The regional territorial license has an infinite life.

NOTE 7. ACCRUED EXPENSES AND TAXES

Accrued expenses and taxes consisted of the following as of:

	September 30, 2012	December 31, 2011
Accrued expenses and taxes	$355,278	$106,539
Wages and related costs	108,537	124,821
Accrued legal settlement	17,500	127,500
	$481,315	$358,860

NOTE 8. LONG-TERM DEBT

Long - term debt consists of the following as of:

	September 30, 2012	December 31, 2011
Note payable - commercial bank	$1,129,590	$1,148,448
Notes payable, net of debt discount - asset acquisition	19,526,044	20,722,158
	20,655,634	21,870,606
Less: Current portion	(2,192,095)	(1,835,240)
	$18,463,539	$20,035,366

The note payable is paid to a commercial bank in monthly installments of $9,159 including fixed interest of 7.3%, for ten years, through February 2017, at which time there is a balloon payment of $1,003,230. This liability was assumed with the asset purchase agreement from GGLLC. The note payable financed the purchase of the intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. The note agreement with the commercial bank remains in the name of GGLLC and we have no direct obligation to the commercial bank, but rather to GGLLC, a related party. The commercial bank filed a civil action against us pertaining to this promissory note. See Note 10.

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

Maturities of our long-term debt are as follows:

Maturities as of September 30,	Total
2013	2,192,095
2014	2,716,312
2015	3,314,257
2016	4,006,170
2017	5,327,774
Thereafter	4,420,362
Total notes payable	21,976,970
Less:
Debt discount	(1,321,336)
Current portion	(2,192,095)

Long-term debt, net of debt discount	$18,463,539
F-10

NOTE 9. NOTE PAYABLES – RELATED PARTY

We received working capital loans from GGLLC, a related party, in 2008 and 2007. The loans included interest at 9% and were due 90 days after demand. The terms of the loan called for interest to be accrued on interest if payments were not made. Interest expense associated with these loans was $0 and $3,573 for the nine months ended September 30, 2012 and 2011, respectively. The notes were paid in full in July 2011.

GGLLC, a related party, is the holder of the long-term promissory note paid to the commercial bank. See Note 8.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating lease obligation. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Rent expense was $98,455 and $93,240 for the nine months ended September 30, 2012 and 2011, respectively. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. Based upon our current growth projections, we anticipate either renewing our existing lease agreement and expanding our operations with a lease of a second facility or in the alternative, may elect to not renew our existing lease and seek an entirely new facility sometime in late 2012 or 2013. We may also elect to purchase a future facility. The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2013 through 2017 and are based upon our current estimates of our projected needs and our forecast of the commercial real estate market in Las Vegas, including a 5% cost of living increase. These estimates are summarized as follows:

Twelve Months ended September 30,	Annual obligation (Estimate)
2013	$139,130
2014	146,087
2015	153,391
2016	161,061
2017	169,114
Total lease obligation	$768,783

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

Unax Gaming settlement. In May 2012, we entered into a settlement agreement (“UNAX Settlement”) with UNAX Service, LLC (“Unax Gaming”). As a result of the UNAX Settlement, Unax Gaming assigned all of its rights and interest in the games “Double Action Blackjack” and “Squeezit Blackjack” which were deemed to have infringed on several patents held by us. The UNAX Settlement also called for Unax Gaming to reimburse us $20,000 for court costs and attorney fees. Additionally, we received a note receivable from Unax Gaming in the amount of $50,000. The note receivable bore annual interest of 6% and payments of interest only were to be made monthly, starting on June 1, 2012. The note receivable required payments of principal in the amount of $25,000 to be paid on or before December 31, 2012 and $25,000 on or before June 30, 2014. The note receivable had a provision whereby the second principal payment due in June 2014 would be forgiven if Unax Gaming complied with all terms of the UNAX Settlement and makes all other interest and principal payments timely. In the event Unax Gaming failed to make any of the foregoing payments on the dates specified, all remaining payments would have become immediately due and subject to payment of interest beginning immediately at an annual rate of 10%. As of September 30, 2012 Unax Gaming paid in ful the outstanding balance.

Sherron Associates settlement. On October 25, 2011, we and our CEO entered into a settlement agreement (“Sherron Settlement”) with Sherron Associates, Inc. (“Sherron”). In connection with the Sherron Settlement we agreed to pay Sherron the sum of $150,000 in monthly installments in the amount of $7,500 per month commencing November 1, 2011 and with scheduled increases in phases over the course of one year to a maximum of $17,500 per month. The obligation was memorialized by a promissory note, at zero percent interest. We recorded a provision for litigation settlement of $150,000 during the quarter ended September 30, 2011. In addition, the Sherron Settlement required our CEO to pay either the sum of $350,000 by June 1, 2012 or $375,000 by November 1, 2012. If our CEO failed to comply with the required payment on the corresponding due date, we would have been required to make payment in the amount of $375,000 by November 15, 2012. We and our CEO separately complied with our respective obligations contained within the Sherron Settlement and the matter is now concluded.

Reel Games, Inc. dismissal. On November 10, 2011, we were served with a complaint by Reel Games, Inc. (“Reel Games”) in the United States District Court Southern District of Florida, alleging amongst other things, misappropriations of trade secrets, breach of confidence, fraud and intentional interference with contract. Reel Games claimed that the value of the information misappropriated alone was in excess of $1 million. The allegations stemmed from a mutual non-disclosure and non-circumvention agreement executed by the parties in May 2010, in connection with us evaluating the acquisition of certain assets of Reel Games. In December 2011, we filed a Motion for Dismissal and on October 30, 2012, the District Court dismissed the action with prejudice. Other than the attorney fees incurred by us in the litigation, we paid no consideration to Reel Games or any other party.

Washington administrative notice. On March 19, 2012, we received a notice of administrative charges from the Washington State Gambling Commission ("Commission") as a result of a routine audit conducted by them in 2010.  The notice involves alleged untimely notifications, predominantly by predecessor companies.  We continue to communicate with Commission officials and the matter remains pending. Our executive leadership team believes the matter will be resolved without material effect to our business operations in Washington. If unresolved, we could be subject to fines, reimbursement of the commission's investigative costs or harsher sanctions. For the nine-month period ended September 30, 2012, Washington revenues were $851,126. For 2011, Washington revenues were $1,154,925.

Bank of America action. On October 16, 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable between GGLLC and BofA. See Note 8. The complaint alleges we received valuable assets from GGLLC in 2007 for little or no consideration. We obtained these assets as a part of the asset purchase agreement from GGLLC for fair and just compensation and have at all times been fully compliant with our obligations to GGLLC. We have never been a party to any agreement with BofA and deny any and all liability to them. On November 12, 2012, we filed our answer to their complaint and additionally, we filed a counter-lawsuit against BofA claiming Slander of Business, Abuse of Process and Detrimental Promissory Reliance. We intend to vigorously defend ourselves in this matter and to pursue all available remedies against BofA, including but not limited to, recovery of damages caused by them. Our executive leadership team believes the matter will be resolved favorably and without material effect to our business, however, we could be subject to penalty interest and acceleration of the outstanding amount if unsuccessful.

Note 11. Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on periodic reviews of accounts receivable. As of September 30, 2012 and December 31, 2011, we had an allowance for doubtful accounts of $44,223 and $20,865, respectively.

Note 12. STOCKHOLDERS’ EQUITY

We have 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2012 and December 31, 2011. As of December 31, 2011, there were 37,508,091 shares of common stock and -0- preferred shares outstanding. During the nine months ended September 30, 2012, we did not sell any additional shares of common stock to the public. On March 29, 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share. There were 38,310,591 common shares and -0- preferred shares issued and outstanding at September 30, 2012.

Note 13. Related Party Transactions

We lease our offices from a party that is related to our CEO. See Note 10.

We have a note receivable from a related party. See Note 3.

We have a note payable to a related party. See Notes 8 and 9.

Certain administrative, accounting and legal support services are performed by the wife of our CEO. Her services are provided through a company that is a related party to our CEO. We accrued or paid fees in the amount of $24,175 and $13,950 in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

Note 14. Other Income (Expenses)

Other income (expenses) consists of the following for the nine months ended:

	September 30, 2012	September 30, 2011
Interest income	$20,507	$18,696
Interest expense – PTG	(447,412)	—
Interest expense – debt discount	(156,474)	—
Interest expense – commercial bank	(68,712)	(69,515)
Gain on settlement	50,000	—
Total other income (expenses)	$(602,091)	$(50,819)

Interest expense – PTG refers to the debt (two promissory notes) entered into through the acquisition of Prime Table Games in late 2011. See Note 8. Interest expense – debt discount refers to a present value calculation of the Prime Table Games debt by the valuation company at a discount rate of 6.61% taking multiple factors into account such as a) our income metrics and repayment risks, b) bond market data, and c) credit analysis and metrics from S&P.

Note 15. Income Taxes

For the nine months ended September 30, 2012 and year ended December 31, 2011, we have recognized a net profit. However, since we have a previous net operating loss carry-forward of in excess of net income of approximately $1,160,000, no tax liability has been recorded. The losses will be carried forward and can be used through the year 2028 to offset future taxable income up to a cumulative total of approximately $1,514,000. The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting. Additionally, we have a foreign tax credit carry-forward of approximately $215,644 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends. We believe that the valuation allowances provided are appropriate.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:	September 30, 2012	December 31, 2011
Net operating loss carryover	$548,612	$555,334
Valuation allowance	(548,612)	(555,334)
Net deferred tax asset	$0	$0

Note 16. Non-Cash Investing and Financing Cash Flow Disclosures

During the year ended December 31, 2009, we sold 101,250 shares of common stock to employees in exchange for various notes receivable totaling $40,500. As of September 30, 2012 and December 31, 2011, $3,916 and $10,520, respectively, were still outstanding and recorded as a stock subscription receivable.

Note 17. Stock Warrants and Options

Warrant activity. We issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011, respectively. We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. We have estimated the fair value of the warrants issued in connection with the sale of common stock at $42,549 for the year ended December 31, 2011, using the Black-Scholes option pricing model with the following assumptions:

Warrants issued year ended December 31, 2011
Expected volatility	146%
Expected dividend yield	0.00%
Risk-free rate over the estimated expected life of the warrants	0.0066%
Expected term (in years)	3.0

A summary of changes in share purchase warrants during the nine months ended September 30, 2012 is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	2,017,382	$0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding, September 30, 2012	1,330,953	$0.45

Stock options. For the nine months ended September 30, 2012 and 2011, we issued 285,000 and 323,750 stock options, respectively. Stock options issued to members of our Board of Directors were 185,000 and 323,750 for the nine months ended September 30, 2012 and 2011, respectively. For our Board of Directors, the stock options were valued at the fair market value of the services performed that resulted in an expense of $8,000 and $12,000 for each nine months ended September 30, 2012 and 2011, respectively.

In July 2012, we issued our Chief Financial Officer 100,000 stock options at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.25). The stock options granted were calculated to have a fair value of $17,415 using the Black-Scholes option pricing model with the following assumptions:

Nine-months ended September 30, 2012
Dividend yield	0%
Expected volatility	118%
Risk free interest rate	0.33%
Expected life (years)	3.00

The cost of the options issued to the members of our Board of Directors and our Chief Financial Officer have been classified as share based compensation for the nine months ended September 30, 2012 and 2011, respectively.

A summary of changes in stock options during the nine months ended September 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	615,000	$0.36
Issued	285,000	0.23
Exercised	—	—
Expired	(522,500)	0.37
Outstanding, September 30, 2012	377,500	$0.25

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

In the event future monthly revenue received by us from the “Assets,” as defined in the Prime Agreement is less than 90% of the notes monthly payment due to Prime Table Games, then the note payments may, at our option, be adjusted to the higher of $100,000 per month (for the Prime Table Games LLC note) and £64,000 per month (for the Prime Table Games UK note) or 90% of the monthly revenue amount. If we engage in this payment adjustment election, the note shall not be deemed in default and the interest rate of the note will increase an additional 2% above the annual interest rate or until the standard payment schedule resumes.

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

Included in Miscellaneous receivables is $103,646 representing reimbursement due from TMAX at September 30, 2012. Included in cash and cash equivalents at September 30, 2012 is $204,744 related to the TMAX progressive jackpot.

Acquisition of Lakes Entertainment’s assets. In November 2011, we entered into an asset purchase agreement (the “Lakes Agreement”) with Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”). Under the Lakes Agreement, we acquired certain business assets from Lakes. The acquisition includes a portfolio of patented casino table games, including Bonus Craps, Four The Money, Rainbow Poker, and Roulette Craps, together with an assignment of the Lakes’ rights under existing licensing agreements with various casinos throughout the United States.

Acquisition of Unax Gaming assets. As indicated in Note 10, in May 2012 we entered into a Settlement Agreement with Unax Gaming. As a result of the Settlement Agreement, Unax Gaming assigned all of its rights and interest in the games “Double Action Blackjack” and “Squeezit Blackjack” which were deemed to infringe on several patents held by us.

Note 19. Subsequent Events

On October 16, 2012, we were served with a complaint by BofA. We answered their complaint and filed a counter-lawsuit against them on November 12, 2012. See Notes 8 and 10.

On or about November 5, 2012, all of our obligations and that of our CEO pertaining to the Sherron Settlement were fully satisfied. See Note 10.

On October 30, 2012, the action filed by Reel Games against us was dismissed with prejudice. See Note 10.

In accordance with ASC Topic 855-10, we have analyzed our operations subsequent to September 30, 2012 and up to the date these financial statements were issued, and have determined that there are not any material subsequent events to disclose in these financial statements other than the events described above.

Item 2.  Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

In addition, we are constantly seeking to acquire marketable products developed by others. In 2010, we acquired the Deuces Wild Hold’em Fold’em and Random Wild games and associated intellectual property from T&P Gaming, Inc. In October 2011 we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker from Prime Table Games. Those games are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. Prime Table Games’ intellectual property portfolio included 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. In November 2011, we acquired the table games Bonus Craps, Four The Money, Rainbow Poker and Roulette Craps together with nine patents, various trademarks and an assignment of existing licensing agreements with various casinos throughout the United States from Lakes Entertainment, Inc. In September 2012, we acquired the table game High Card Flush and all related patents and trademarks from Red Card Gaming, Inc.

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

Grow our e-Table business. Our TableMAX product line is developed for us by TableMAX Corporation. Having installed the majority of TableMAX e-Tables we received last year, we are awaiting the next major release of the TableMAX e-Table, referred to as the “Model E.” We have been informed by TableMAX Corporation that the majority of the Model E’s development is complete and it has been submitted for regulatory approval with Gaming Labs International, an independent testing organization. We anticipate the requisite approval for the Model E in late 2012 and expect to offer this product to gaming operators in early 2013.

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

Results of operations for the three months ended September 30, 2012. For quarter ended September 30, 2012, our continuing operations generated gross revenues of $1,873,528 compared to gross revenues of $733,883 for the previous year’s comparable quarter, representing an increase of $1,139,645 or 155%.  This material increase was due primarily to the performances of the Prime Table Game assets added to our portfolio in October 2011 and the addition of e-Tables resulting from the TableMAX transaction in February 2011. Selling, general and administrative expenses for the quarter ended September 30, 2012, were $994,537 compared to $826,878 for the previous year’s third quarter, representing a $167,659 increase, or 20%. The material year-over-year expense increases were in the following areas as shown:

	Three months ended September 30,
	2012	2011
Sales commissions	$206,833	$102,489
Legal	139,518	90,820
TableMAX SG&A expenses	71,384	—
Trade show expense	58,922	24,618
Outside consultant expense	42,478	14,441
Distributor fees	36,784	6,026
Settlement expense	—	150,000

The increase in sales commissions was related primarily to increased sales. Legal expense increased due to a number of number of regulatory, compliance, and litigation issues which arose during the latter half of 2011 and carried into 2012. The increase in TableMAX SG&A expense was due to the active marketing and selling of TableMAX products. Trade show expense increase due to an expanded presence at G2E and additional Native Indian gaming events. Outside consultant expense was due primarily to the use of contract personnel used to assist our Interim Chief Financial Officer and one-time accounting requirements related to the Prime Table Games acquisition. Distributor fees increased due to the use of distributors in jurisdictions the company was not directly licensed. The settlement expense in 2011 was related to the settlement agreement with Sherron Associates, Inc.

Comparing the quarter ended September 30, 2012 with the immediately preceding quarter ended June 30, 2012 our revenue grew $83,312 to $1,873,528 from $1,790,216 representing a 4.7% increase. Our selling, general and administrative expenses decreased $38,396 to $994,537 from $1,032,933, or a 3.8% decrease. We recognized a gain on the settlement with Unax Gaming of $50,000 for the quarter ended June 30, 2012. These and other factors resulted in the net income of $129,476 for the quarter ended September 30, 2012 compared to net income of $61,504 for the quarter ended June 30, 2012.

Liquidity and capital resources. As of September 30, 2012, we had total current assets of $1,825,573 and total assets of $22,287,157. This compares to $1,448,272 and $23,115,411, respectively for the period ended December 31, 2011. The material increase in current assets for the period ended September 30, 2012 is reflective of the performance of the Prime Table Games asset acquisition which occurred in October 2011. Our total current liabilities as of September 30, 2012 were $3,439,294 versus $2,805,193 as of December 31, 2011. This increase is primarily due to the increase in current portion of the PTG debt obligation, whose payments increase from $200,000 to $250,000 starting January 1, 2013. Deferred revenue increased $101,015 to $437,063 at September 30, 2012 from $336,048 at December 31, 2011 due to increased sales. Additionally, accrued expenses and taxes increased $122,455 to $481,315 at September 30, 2012 from $358,860 at December 31, 2011 primarily due to an increase in the TMAX progressive jackpot liability. Total current liabilities are as follows for periods ending September 30, 2012 and December 31, 2011:

Account	2012	2011
Accounts payable	$328,821	$274,576
Accrued expenses	481,315	358,860
Deferred revenue	437,063	336,048
Notes payable – related party	—	469
Notes payable – current portion	2,192,095	1,835,240
Total current liabilities	$3,439,294	$2,805,193
6

When compared to the quarter ending June 30, 2012 current assets increased by $278,305 or 18%. This increase was made up mostly by an increase in cash of $139,806 and accounts receivable of $132,399. Total assets decreased by $164,695 or 1%. This decrease was largely attributable to increasing amortization of the Prime Table Games assets. Current liabilities grew by $233,538 or 7%, Much of this growth came from an increase in the current portion of the PTG debt obligation, whose payments increase from $200,000 to $250,000 starting January 1, 2013. This increase of $121,015 accounts for 52% of the current liability growth, with the other major growth being in accrued expenses, which grew $79,692 from $401,623 to $481,315 or 34%. Despite increases in accrued expenses ($79,692) and current portions of the PTG notes payable ($121,015), our working capital increased by $44,767 from the quarter ending June 30, 2012 due to increases in cash ($139,806) and accounts receivable ($132,399).

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

At September 30, 2012, other than the commitment from the major shareholder of TableMAX to provide a line of credit specific to acquiring inventory for the TableMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the nine months ended September 30, 2012, were net income from operations of $19,771, increases in accounts receivable ($269,337) and inventory ($29,186) offset by increases in accounts payable ($54,245), accrued expenses and taxes ($122,455) and deferred revenue ($101,015), for a total operating activities impact of an additional $1,384,322 of cash.

Cash flows provided by investing activities for the nine months ended September 30, 2012 were $30,103, primarily due to note receivable of $50,000 as a result of the Unax Gaming settlement. Cash used in financing activities during the nine months ended September 30, 2012 was $1,267,599 almost completely comprising principal payments of $1,267,130 towards long-term debt.

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

Galaxy Gaming, Inc.

Date:	November 14, 2012

By: /s/ Robert Saucier Robert Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	November 14, 2012

By: : /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Chief Financial Officer

