Form 10-K
period 2012-12-31
Galaxy Gaming, Inc.
filed 2013-04-01
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $3,455,773.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  38,310,591 as of March 29, 2012.

1

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refers to Galaxy Gaming, Inc., a Nevada corporation, the company filing this report. Unless indicated otherwise, the terms and titles, “Chief Executive Officer,” “CEO,” “Interim Chief Financial Officer,” “Interim CFO,” “Interim Secretary,” “Interim Treasurer,” “Chairman,” “Chairman of the Board” and “President” refers to Mr. Robert B. Saucier; “CFO,” “Chief Financial Officer,” “Secretary” and “Treasurer,” refers to Mr. Gary A. Vecchiarelli; “COO” refers to our “Chief Operating Officer,” Mr. William O’Hara and “Board” refers to the Company’s board of directors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intent, may, plan, predict, project, pursue, will, continue and other similar terms and phrases, as well as the use of the future tense.

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances.

PART I

ITEM 1.  BUSINESS

BUSINESS

We are an established global gaming company specializing in the design, development, manufacturing, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices, designed to enhance the player’s experience.

Galaxy Gaming is a Nevada corporation formed in December 2006. In 2007, we entered into several asset purchase agreements with Galaxy Gaming, LLC (“GGLLC”) related to selected assets, such as inventory, fixed assets, patents, patent applications, trademarks, trademark applications, copyrights and trade secrets of proprietary games, side bets, inventions and ideas related to the casino gaming industry. In addition to these tangible and intangible assets, we acquired the existing client and revenue base from GGLLC. We became a publicly traded company in 2009 as the result of a reverse merger with Secured Diversified Investment, Ltd. (“SDI”). See Note 1 in Part 8 for more information.

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and beginning in 2011, to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 3,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Premium Games are unique stand-alone Proprietary Table Games with their own unique set of rules and strategies. Generally, Premium Games generate higher revenue per table placement than the Side Bet games. Internally, we track revenue by each of our Proprietary Table Games.  We do not internally track direct costs associated with the revenue of each of our proprietary casino games since it would require subjective allocations of common costs. Samplings of our Proprietary Table Games are listed below.

Side Bets	Premium Games
21 Magic	Buffalo Blackjack Bonus
21+3 Classic Blackjack	Deuces Wild
21+3 Top 3 Blackjack	Emperor’s Challenge
21+3 Xtreme Blackjack	Four the Money
All 6 for Three Card Poker	High Card Flush
Bonus Blackjack	Kokomo Stud
Bonus Craps	Player’s Edge 21
Bust Bonus	Random Wild
Colors for Pai Gow Poker	Rainbow Poker
D-T Dice for Pai Gow Poker	Roulette Craps
Double Action Blackjack	Super 3 Poker
Double Match	Texas Shootout
Emperor’s Treasure	Three Card Poker
JoKolor for Pai Gow Poker	Three Card Split
Lucky 8 Baccarat	Triple Attack Blackjack
Lucky Ladies	Two Way Hold’em Casino Poker
Pai Gow Insurance	YES Dice
Poker 3 bonus
Prime for Three Card Poker
Poker 3 Bonus
Quick Draw
Share the Wealth
Suited Royals
Super Pairs
Triple Match

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. We include three products in this category: our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share.

Enhanced Table Systems: Bonus Jackpot System. The Bonus Jackpot System facilitates a jackpot players can win by making a qualified wager. The jackpot is awarded to a player (or players) upon obtaining a specific triggering event. Our Bonus Jackpot System allows for two-way communication between gaming tables located anywhere in the world using one or more data processing centers. We believe this achievement for casino table games was the first of its kind in the world. The world-wide availability of connecting tables has been made possible through an agreement we entered into with Amazon Web Services, a unit of Amazon.com.

The Bonus Jackpot System is an advanced electronic system installed on gaming tables that is used to detect players’ wagers, evaluate game play, determine dealer efficiency and to assist in calculating jackpots and bonusing offerings. The Bonus Jackpot System also includes an electronic display system used on gaming tables to display game information to the players known as TableVision. Casinos use TableVision as an enhanced display to generate additional player interest and to promote various aspects of the game offered such as jackpots and bonusing programs. The Bonus Jackpot System allows the casino to seamlessly collect and process data and in turn, offer jackpots and other bonusing schemes to their players as determined by them using the data collected and processed.

The most current version of the Bonus Jackpot System is the Andromeda 4, which allows for sensors up to 16 player positions and up to 6 sensors per player position (maximum total of 96 data gathering points). Sensors can be placed discreetly under the felt or be an enhanced sensor with a multi-colored LED light. The enhanced sensors increase security and reliability while providing the player with a positive indication a wager has been recorded. Another feature of our Bonus Jackpot system is the ability to keep track of and display more than one jackpot. This ability, combined with the expansion of multiple sensors, permits us to offer a unique bonusing system called “MEGA-Share” to our casino clients.

Enhanced Table Systems: Inter-Casino Jackpot System. We leverage the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network. This methodology has long been practiced in the slot machine industry beginning with the introduction of IGT’s Megabucks in the 1990’s. These systems are referred to as “wide area progressives” and nearly every major slot machine manufacturer has a wide area progressive system. We developed our version of a wide area progressive jackpot system for table games that we call the Inter-Casino Jackpot System. Our preferred method of compensation is to collect a transaction fee from our casino clients based upon their player’s participation in the Inter-Casino Jackpot System.

Enhanced Table Systems: MEGA-Share. MEGA-Share is a game play methodology invented by us that allows a player of one of our table games to share in the winnings of a jackpot together with other players. An example of this concept would be when multiple table game players are playing in a casino and one of them obtains a winning hand entitling them to a jackpot, the event also triggers a second MEGA-Share jackpot that is divided among all players who made a MEGA-Share qualified wager. MEGA-Share rewards the other players playing on other tables, other games, or even other casinos with a share of the MEGA-Share jackpot, provided that they placed a qualifying MEGA-Share wager. We believe the Bonus Jackpot System and MEGA-Share may offer casinos an opportunity to significantly increase player interest, thereby increasing casino revenues and generating increased recurring revenue for us.

e-Tables. In 2011, we licensed the worldwide rights (excluding Oklahoma, Kentucky and the Caribbean) to the TableMAX e-Table system. Simultaneously we obtained e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. A description of this agreement is contained in Note 16 of Item 8. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform. These platforms allow us to offer our table game content in markets where live table games are not permitted. Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

Our revenues consist of primarily recurring royalties received from our clients for the licensing of our game content and other products. Typically over 90% of our total revenues are recurring. In 2012, recurring revenues represented 99% of our total revenues. These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%. In lieu of reporting as “gross profit,” this amount would be comparable to “revenues less cost of ancillary products and assembled components” on our financial statements. Additionally, we receive non-recurring revenue as reimbursement from the sale of associated products.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

STRATEGY

At Galaxy, we believe that casino games which players are loyal to and enjoy playing will not only enhance their experience, but be profitable for our clients. We will continue to expand our product offering by focusing on innovative products and services that we can target market to players. As we continue to develop and enhance our brand names and reputation, we anticipate expanding to new product lines that complement our overall strategy and enhance our market presence.

Our long-term business strategy is designed to enhance client value by producing products players enjoy playing. We will enhance shareholder value by capitalizing on existing and emerging markets and the worldwide proliferation of gaming and continue to build our recurring revenues. To achieve both of these objectives, we employ the following strategies:

1. Expand our inventory of products and technologies to attain a fully comprehensive portfolio;

2. Increase our per unit price point by leveraging our Enhanced Table Systems; and

3. Grow our e-Table business.

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, SHFL Entertainment, Inc., has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

In addition, we are constantly seeking to acquire marketable products developed by others. Since 2010, we have made five successful acquisitions. In 2010, we acquired the Deuces Wild Hold’em Fold’em and Random Wild games and associated intellectual property from T&P Gaming, Inc. In October 2011, we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker from Prime Table Games. Those games are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. Prime Table Games’ intellectual property portfolio included 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. In November 2011, we acquired the table games Bonus Craps, Four The Money, Rainbow Poker and Roulette Craps together with nine patents, various trademarks and an assignment of existing licensing agreements with various casinos throughout the United States from Lakes Entertainment, Inc. In March 2012, we acquired Double Action Blackjack as a result of a settlement with Unax Service, LLC (see Note 11 in Part 8 for more details). In September 2012, we acquired High Card Flush from Red Card Gaming, Inc., which was awarded the 2012 Casino Journal’s Best New Table Game, as voted on by casino table game managers.

We anticipate the continued acquisition and/or development of additional new proprietary table games and associated intellectual property. When combined with our existing portfolio, new proprietary games will give us the comprehensive spectrum of products to offer casinos a complete solution, thereby increasing our competitiveness in the marketplace.

Increase our per unit price point by leveraging our Enhanced Table Systems. Our Enhanced Table Systems permit us the opportunity to significantly increase the amount of recurring revenue we receive from each table game placement. Accordingly, our goal is to concentrate on installing new game placements using one or more of our Enhanced Table Systems and to convert our existing Proprietary Table Game placements that currently do not incorporate our Enhanced Table Systems. We have modified most of our Premium Table Games and many of our Side Bets to benefit from the economics this new system affords us.  In the future, we intend to be able to offer this platform for all games.

Additionally, we expect that most or all of our new Proprietary Table Games will include the Bonus Jackpot System component. The technology developed with the Bonus Jackpot System has allowed us to offer not only bonus jackpots and progressive jackpots, but also provides us the infrastructure to offer our Inter-Casino Jackpot System and MEGA-Share. We have identified jurisdictions where we may have the ability to offer this program and have commenced seeking the requisite approvals. In jurisdictions where our Inter-Casino Jackpot System is approved, we have increased our sales efforts towards connecting casinos together into a common jackpot system.

We invented the concept called MEGA-Share, which we first installed in December 2011. MEGA-Share and our Inter-Casino Jackpot System are unrelated but can be combined if so desired by our clients. A casino could operate either one or both simultaneously. We believe MEGA-Share has the ability to become a “must-have” product for casinos and as a result could be a significant contributor to our future revenue growth. Accordingly, we also intend to intensify our sales efforts on obtaining MEGA-Share placements.

Grow our e-Table business. Our TableMAX product line is developed for us by TableMAX Corporation. Having installed the majority of TableMAX e-Tables we received last year, we are awaiting the next major release of the TableMAX e-Table, referred to as the “Model E.” We have been informed by TableMAX Corporation that the majority of the Model E’s development is complete. We anticipate the requisite approvals for the Model E in 2013 and expect to offer this product to gaming operators in mid or late 2013.

COMPETITION

We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending.  Our competition for casino placement and the attention of players comes from a variety of sources, including companies that design and market proprietary table games, electronic table game platforms, e-Tables and other gaming products.

With respect to our Proprietary Table Games, we compete with several companies who primarily develop and license proprietary table games.  Our competitors include, but are not limited to, SHFL Entertainment, DEQ Systems, TCS/John Huxley, and Masque Publishing. Competition in this product group is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  Larger competitors have superior capital resources, distribution and product inventory than we do.  We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels.  We have been able to increase our placements of table games not only because of the general growth of casino gaming, but also by displacing other proprietary and public domain table game products.

With respect to our Enhanced Table Systems, we compete primarily with SHFL Entertainment and DEQ Systems. SHFL Entertainment has a progressive jackpot system it uses with its proprietary table games. DEQ Systems, which has limited game content, often uses its platform with other companies’ games including ours and SHFL Entertainment.

With respect to our Inter-Casino Jackpot System, we compete primarily with SHFL Entertainment. We believe the methodology used by our Inter-Casino Jackpot System will likely become popular and as a result, we anticipate new competitors in the future.

With respect to our e-Table system, there are numerous other companies that manufacture and/or sell e-Tables that are similar. These companies include, but are not limited to, TCS/John Huxley, Aristocrat, Interblock, Aruze Gaming Corporation, Novomatic Industries, PokerTek, Inc. and SHFL Entertainment. Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and slots.  One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on e-Table platforms. In 2010, we entered into a royalty agreement with PokerTek, Inc. to license our game content whereby we would receive royalties for the use of our products if placed on their electronic platform.  In 2012, we did not earn any royalties from this agreement. We anticipate we will receive minimal revenues from this agreement in 2013.

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

We believe we have competitive advantages resulting from broad alliances and lengthy business relationships with our clients and an extensive intellectual property portfolio. Our historically high levels of customer service and support, worldwide name and brand recognition and geographic diversity are also competitive assets. We believe our reputation for consistently delivering and supporting quality products will encourage operators to select our products and enable us to maintain and create a substantial market position.

MANUFACTURING AND SUPPLIERS

We obtain most of the parts for our products from third party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping ourselves from our facilities in Las Vegas, Nevada, although small inventories are maintained and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

RESEARCH AND DEVELOPMENT

While we are committed to growing the sales of our marketed products, we strive to maintain a robust pipeline of products under development to bring to market. We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers to support, improve and upgrade our products and to develop and explore other potential table game products.  We perform our research and development ourselves at our corporate offices. We may also use third party developers to conduct research and development for certain product offerings.

We believe that one of our strengths is identifying new product opportunities and developing new products. Therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  We have incurred approximately $333,000 and $286,000 in research and development expenditures during 2012 and 2011, respectively. Consistent with our increased focus on development of new products, we anticipate increased research and development expenditures in 2013.

INTELLECTUAL PROPERTY

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

We have been and are subject to litigation claiming that we have infringed the rights of others and/or that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. A description of certain of these matters is contained in Note 11 of Item 8 and incorporated herein by this reference.

GOVERNMENT REGULATION

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products.  The manufacturing and distribution of casino games, gaming equipment, systems technology, and related services, as well as the operation of casinos, is all subject to regulation by a variety of federal, state, international, tribal, and local agencies with the majority of oversight provided by individual state gaming control boards. While the regulatory requirements vary by jurisdiction, most require:

• Findings of suitability for the company, individual officers, directors, key employees and major shareholders

• Documentation of qualification, including evidence of financial stability

• Specific approvals for gaming equipment manufacturers and distributors

• Licenses, registrations and/or permits

Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive.  Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable.  We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals.  These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations. We have authorizations with certain Native American tribes throughout the United States whom have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos.  These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.

The nature of the industry and our worldwide operations make this process very time consuming and require extensive resources. We engage legal resources familiar with local customs in certain jurisdictions to assist in keeping us compliant with applicable regulations worldwide. Through this process, we seek to assure both regulators and investors that all our operations maintain the highest levels of integrity and avoid any appearance of impropriety.

Gaming laws and regulations serve to protect the public interest and ensure gambling related activity is conducted honestly, competitively, and free of corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues. As such, our financial systems and reporting functions must demonstrate high levels of detail and integrity.

We have obtained or applied for all required government licenses, permits, registrations, findings of suitability, and approvals necessary to manufacture and distribute gaming products in all jurisdictions where we directly operate. Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.

Gaming jurisdictions.  Gaming jurisdictions that have legalized gaming typically require various licenses, registrations, findings of suitability, permits, and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control.  In general, such requirements involve restrictions and approvals.  Additionally, we license and/or lease our products through licensed distributors. We offer our products throughout most of the United States, Canada, Caribbean, United Kingdom and selected parts of Europe.

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

Application of future or additional regulatory requirements.  In the future we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world. However, we may be unable to obtain such necessary items, or if such items are obtained, may be revoked, suspended, or conditioned.  In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved. If the necessary regulations are not sought after or the required approvals not received, we may be prohibited from selling our products in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

EMPLOYEES

We have twenty-three employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  Our employees are co-employed by Advanstaff, Inc. a professional employer organization engaged by us to provide payroll and human resource services.  As needed from time to time, we also pay for the services of independent contractors.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business.  We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, Nevada.  We currently pay rent to a related party pursuant to a lease entered into effective in 2010 with a current monthly rental payment of $10,359. We currently occupy 6,200 square feet and are currently anticipating that we will need to seek additional space to accommodate our expanded operations in the near future. See Note 11 in Item 8 for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. A description of these matters is contained in Note 11 in Item 8 and incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to our reverse merger with SDI in 2009, we were a privately-held company. Also prior to the reverse merger, the common stock of SDI was quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (“FINRA”), under the symbol SDFD.OB.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks," as well as volume information. A few months after the reverse merger, FINRA reissued SDI’s stock ticker symbol as SECD.OB.  After we were merged with SDI, we requested a new symbol from FINRA and were issued the symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCBB.

	2012		2011
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
December 31,	0.25	0.18	0.30	0.16
September 30,	0.26	0.16	0.35	0.15
June 30,	0.29	0.17	0.50	0.23
March 31,	0.28	0.13	0.40	0.19

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

HOLDERS OF OUR COMMON STOCK

As of March 29, 2013, we had 38,310,591 shares of our common stock issued and outstanding, held by 278 shareholders.

DIVIDEND POLICY

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

• We would not be able to pay our debts as they become due in the usual course of business

• Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

TRANSFER AGENT

Our stock transfer agent and registrar is Empire Stock Transfer, Inc. located at 1859 Whitney Mesa Drive, Henderson, Nevada 89014. Their telephone number is (702) 818-5898.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not yet adopted any formal equity compensation plans. In anticipation of establishing an equity compensation plan we:

• Agreed that our outside Board members serving through 2012 were to receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.

• On March 29, 2012, our Board agreed to an initial employee stock grant program which granted 802,500 shares to 12 different employees in various grant sizes.

• As condition of his employment agreement, our Board granted options to Gary A. Vecchiarelli, our CFO to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.25). Such options will vest over three years as follows: 33% on the first anniversary (July 1, 2013) and in equal monthly installments for the remaining 24 months.

RECENT SALES OF UNREGISTERED SECURITIES

On February 24, 2011 we sold a total of 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000.

On October 1, 2011, as a part of the asset acquisition structure for Prime Table Games, 2,000,000 shares valued at $0.24 each were issued separately to the two owners of Prime Table Games.

The offering and sale of our shares were exempt from registration under rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2012 and 2011 from our audited financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data and balance sheet data for the years ended December 31, 2010 and 2009 from our audited financial statements that do not appear in this annual report.

You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The information set forth below is not necessarily indicative of our future financial condition or results of operations.

	Years ended December 31,
Statement of Operations Data:	2012 (2)	2011 (2)	2010	2009 (1)	2008

Total revenues	$7,222,550	$3,684,865	$2,950,157	$2,765,674	$2,067,445
Net income (loss)	621,726	(473,336)	(135,861)	(447,711)	(504,204)
EBITDAS (3)	2,847,459	147,212	18,154	(266,266)	(387,840)

Statement of Cash Flows Data:

Net cash provided by (used in) operating activities	$2,140,911	$(273,425)	$(136,671)	$(421,587)	$(36,830)
Net cash (used in) provided by investing activities	(62,204)	(10,175)	(2,704)	19,918	(102,912)
Net cash (used in) provided by financing activities	(1,402,484)	22,073	174,970	784,623	162,992

Balance Sheet Data:

Cash and cash equivalents	$398,424	$182,907	$444,434	$408,839	$25,885
Current assets	2,290,724	1,448,272	988,972	1,008,994	408,312
Total assets	22,404,946	23,115,411	1,921,782	1,725,661	1,151,364
Current liabilities	3,562,098	3,061,780	739,750	1,031,936	1,031,936
Total liabilities	21,812,962	22,775,599	1,148,448	2,204,328	2,204,328
Shareholders’ equity (deficit)	591,984	339,812	33,584	(478,667)	(1,120,198)

During 2009, we disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations. This amount has been included in net loss for 2009.

(1) In 2011, we made a significant acquisition of assets from Prime Table Game, LLC and Prime Table Games UK. The allocation of the total purchase price to the net assets acquired is as follows:

Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Debt discount	1,530,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$22,680,000

We transferred the following consideration for the net assets acquired:

Common stock – 2,000,000 shares	$480,000
Note payable – Prime Table Games LLC	12,200,000
Note payable – Prime Table Games UK	10,000,000
Total	$22,680,000

(2) In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding EBITDAS. EBITDAS includes adjusting net income/(loss) to exclude interest, taxes,, depreciation, amortization and share based compensation. EBITDAS is not a measure of performance defined in accordance with U.S. GAAP. However, EBITDAS is used by management to evaluate our operating performance. Management believes that disclosure of the EBITDAS metric offers investors, regulators and other stakeholders a view of the our operations in the same manner management evaluates its performance. When combined with U.S. GAAP results, management believes EBITDAS provides a comprehensive understanding of our financial results. EBITDAS should not be considered as an alternative to net income/(loss) or to net cash provided by/(used in) operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income/(loss) from operations to EBITDAS is as follows:

	Years ended December 31,
EBITDAS Reconciliation:	2012	2011	2010	2009	2008

Net income (loss)	$621,726	$(473,336)	$(135,861)	$(447,711)	$(504,204)
Interest income	(21,600)	(24,821)	(26,150)	(29,265)	(30,938)
Interest expense	882,547	142,002	114,409	176,671	123,880
Income tax provision	(341,823)	—	—	—	—
Depreciation	50,488	40,149	12,833	16,040	16,374
Amortization	1,564,969	435,218	26,258	7,040	7,048
Share based compensation expense	91,152	28,000	26,665	10,959	—
EBITDAS	$2,847,459	$147,212	$18,154	$(266,266)	(387,840)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Plan of operation. See Item 1. Business and Note 1 in Item 8. for a more detailed discussion of our business, strategy and a description of each of our product categories.

Results of operations for the years ended December 31, 2012 and 2011. For the year ended December 31, 2012 our operations generated gross revenues of $7,222,550 compared to $3,684,865 in the prior year, an increase of $3,537,685 or 96%.  This material increase was due primarily to the performances of the Prime Table Game assets added to our portfolio in October 2011 and the addition of e-Tables resulting from the TableMAX transaction in February 2011. Of this revenue, $7,144,744 or 98.9% was derived from product leases and royalties in 2012, compared to $3,655,148 or 99.1% in 2011. We consider our revenues from product leases and royalties to be our recurring revenues, and expect such revenues to provide the majority of our income going forward.

As a result of the increased product leases and royalties, we experienced an increase in the sale or reimbursement of our products and manufactured equipment, to $77,806 in 2012 from $29,717 in 2011, an increase of $48,089 or 162%. Additionally, we increased prices on certain ancillary products. While our revenue related to products and manufactured equipment increased dramatically, our cost of ancillary products and assembled components decreased to $70,205 in 2012 from $81,482 in 2011, a decrease of $11,277 or 13.8%. The majority of this decrease was related to useful life of our leased asset costs capitalized ending in 2012. Furthermore, the increased use of volume discounts and alternative sourcing of products contributed to additional savings.

Selling, general and administrative expenses were $4,113,502 in 2012 compared to $3,198,029 in 2011, an increase of $915,473 or 28.6%.  The increase was primarily due to increased sales related expenses including sales commissions, payroll, travel and trade shows; increases in regulatory costs associated with product approvals and gaming licenses in new jurisdictions; and increases in legal expenses associated with the ongoing legal proceedings.  Research and development expenses were $332,536 in 2012 compared to $286,142 in 2011, an increase of $46,394 or 16.2%. Our research and development costs increased due to the advancement of the Bonus Jackpot System Andromeda series. Amortization expense increased to $1,564,969 in 2012 from $435,218 in 2011, an increase of $1,129,751 or 260%. This increase in amortization relates to the full year of amortization related to the intangible assets purchased from Prime Table Games.

Other expenses increased to $810,947 in 2012 from $117,181 in 2011, an increase of $693,766 or 592%. The majority of these costs is the interest expense related to the Prime Table Games acquisition. Total interest expense was $882,547 for 2012, compared to $142,002 in 2011, or an increase of $740,545 or 522%. The increase in interest expense is due to interest payments related to the Prime Table Games acquisition.

Our net income increased to $621,726 in 2012 compared to a loss of $473,336 in 2011, or an increase of $1,095,062. The transition from a loss to profit was primarily due to the revenues derived from the Prime Table Games acquisition. Of the net income in 2012, $341,823 represents recognition of an income tax benefit as we anticipate a greater than 50% likelihood of realizing such tax benefits.

Liquidity and capital resources. Prior to 2012, we incurred net losses for all annual periods since inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements. We expect our revenues and earnings to increase in future periods, and we expect to reinvest these earnings in additional inventory and working capital to fund anticipated growth in our recurring revenue business.

As of December 31, 2012 we had total current assets of $2,290,724 and total assets of $22,404,946. Our total current liabilities as of December 31, 2012 were $3,562,098 and total liabilities were $21,812,962. Of our current assets, we had $398,424 in cash and equivalents as of December 31, 2012. We had restricted cash of $216,964 related to jackpot liabilities. Such funds are restricted by regulatory guidelines and may not be used for operations. The corresponding jackpot liability of $222,109 has been recorded in current liabilities. The difference of $5,145 represents December’s client billing related to the player funded portion of the jackpot.

Our operating activities provided $2,140,911 in cash for the year ended December 31, 2012 and we used cash in operations of $273,425 for the year ended December 31, 2011. The primary component of our positive operating cash flow for the year ended December 31, 2012 was due to the increased profit from operations. The growth in the deferred revenue account represents our continued overall revenue growth.

Additionally, investing activities used cash of $62,204 for the year ended December 31, 2012, which includes acquisition of property and equipment of $18,467 and acquisition of products leased or held for lease of $47,416.

Cash used in financing activities during the year ended December 31, 2012 were $1,402,484, primarily relating to the Prime Table Games acquisition.

We intend to fund our continuing operations through increased sales and ongoing operations. Additionally, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements.

We granted employees 802,500 shares of stock at a fair value of $0.10 per share of common stock. This was the only issuance of common stock in 2012 and we did not receive any proceeds from this grant. The grant has been recorded as share-based compensation expense and is included in selling, general & administrative expense on the statement of operations.

On February 24, 2011 we sold 533,333 shares of common stock and 266,667 warrants for total cash proceeds of $200,000. On October 4, 2011 we granted 2,000,000 shares of common stock, valued at $0.24 per share, as a part of the value for the acquisition of Prime Table Games’ assets.

Despite our prior successful funding efforts, there can be no assurance that we will be successful in raising additional funding, if required. If we are not able to secure additional funding, the implementation of our business plan may be impaired.  There can be no assurance that such additional financing will be available to us on acceptable terms or at all.  We will from time to time acquire products and businesses complementary to our business.  As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth.  To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

We restated our balance sheet, statement of stockholders’ equity and statement of cash flows for the year ended December 31, 2011. The restatement is due to a non-cash accounting adjustment related to the foreign currency translation of the note payable to Prime Table Games UK. This accounting adjustment did not have an effect on the statement of operations or our liquidity and capital resources.

Off balance sheet arrangements. As of December 31, 2012 there were no off balance sheet arrangements.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Galaxy Gaming, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 29, 2013

GALAXY GAMING, INC.

BALANCE SHEETS

	December 31,
ASSETS	2012	2011 (Restated)
Current assets:
Cash and cash equivalents	$398,424	$182,907
Restricted cash	216,964	17,221
Accounts receivables, net allowance for bad debts of $44,223 and $41,306	1,026,768	843,328
Prepaid expenses	29,443	57,650
Inventory	217,772	217,162
Note receivable – related party, current portion	17,155	17,491
Deferred tax asset	341,823	—
Other current assets	42,375	112,513
Total current assets	2,290,724	1,448,272

Property and equipment, net	43,399	42,637
Products leased and held for lease, net	47,433	32,800
Intangible assets, net	18,550,416	20,111,763
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	371,106	374,449
Other assets, net	10,868	14,490

Total assets	$22,404,946	$23,115,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286,983	$274,576
Accrued expenses	251,734	337,979
Deferred revenue	440,342	336,048
Jackpot liabilities	222,109	21,350
Notes payable, current portion	2,360,930	2,091,827
Total current liabilities	3,562,098	3,061,780

Long-term debt
Notes payable, net of debt discount, net of current portion	18,250,864	19,713,819

Total liabilities	21,812,962	22,775,599

Commitments and Contingencies (See Note 11)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; 38,310,591 shares issued and outstanding (2011 – 37,508,091)	38,311	37,507
Additional paid-in capital	2,113,097	1,915,311
Stock warrants	401,827	513,181
Stock subscription receivable	—	(3,916)
Accumulated deficit	(1,565,505)	(2,187,231)
Accumulated other comprehensive (loss) income	(395,746)	64,960
Total stockholders’ equity	591,984	339,812

Total liabilities and stockholders’ equity	$22,404,946	$23,115,411

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenue:
Product leases and royalties	$7,144,744	$3,655,148
Product sales and service	77,806	29,717
Total revenue	7,222,550	3,684,865

Costs and expenses:
Costs of ancillary products and assembled components	70,205	81,482
Selling, general and administrative	4,113,502	3,198,029
Research and development	332,536	286,142
Depreciation	50,488	40,149
Amortization	1,564,969	435,218
Total costs and expenses	6,131,700	4,041,020

Income (loss) from operations	1,090,850	(356,155)

Other income (expenses)
Interest income	21,600	24,821
Interest expense	(882,547)	(142,002)
Gain on settlement	50,000	—
Total other income (expense)	(810,947)	(117,181)

Income (loss) before provision for income taxes	279,903	(473,336)
Provision for income taxes	341,823	—
Net income (loss)	$621,726	$(473,336)

Basic earnings per share	$0.02	$(0.01)
Diluted earnings per share	$0.02	$(0.01)

Weighted average number of shares outstanding
Basic	38,119,310	35,427,726
Diluted	38,119,310	37,508,091

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011
Net income (loss)	$621,726	$(473,336)
Other comprehensive income (loss):
Foreign currency translation adjustments	(460,706)	64,960
Total comprehensive income (loss)	$161,020	$(408,376)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

	Common Stock		Additional Paid in	Stock	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Income (Loss)	Equity
Beginning balance, January 1, 2011	34,974,758	$34,974	$1,252,393	$470,632	$(10,520)	$(1,713,895)	$—	$33,584
Net loss	—	—	—	—	—	(473,336)	—	(473,336)
Other comprehensive income	—	—	—	—	—	—	64,960	64,960
Common stock and warrants issued for cash	533,333	533	156,918	42,549	—	—	—	200,000
Share based compensation expense	—	—	28,000	—	—	—	—	28,000
Payments received for stock subscription receivable	—	—	—	—	6,604	—	—	6,604
Common stock issued in connection with asset acquisition	2,000,000	2,000	478,000	—	—	—	—	480,000
Balance, December 31, 2011 (Restated)	37,508,091	37,507	1,915,311	513,181	(3,916)	(2,187,231)	64,960	339,812
Net income	—	—	—	—	—	621,726	—	621,726

Other comprehensive loss	—	—	—	—	—	—	(460,706)	(460,706)
Share based compensation expense	802,500	804	90,348	—	—	—	—	91,152
Expiration of previously issued warrants	—	—	111,354	(111,354)	—	—	—	—
Write-off of uncollectible stock subscription receivable	—	—	(3,916)	—	3,916	—	—	—
Balance, December 31, 2012	38,310,591	$38,311	$2,113,097	$401,827	$—	$(1,565,505)	$(395,746)	$591,984

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Cash flows from operating activities:	2012	2011 (Restated)
Net income (loss) for the year	$621,726	$(473,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,488	40,149
Amortization expense	1,564,969	435,218
Amortization of debt discount	208,632	52,158
Provision for bad debts	35,000	44,000
Write-off of inventory	—	15,000
Deferred income tax benefit	(341,823)	—
Share-based compensation	91,152	28,000
Changes in operating assets and liabilities:
Increase in restricted cash	(199,743)	(17,221)
Increase in accounts receivable	(218,440)	(575,185)
Decrease (increase) in other current assets	70,138	(100,813)
Increase in inventory	(610)	(107,327)
Decrease (increase) in prepaid expenses	28,207	(32,710)
Increase in accounts payable	12,407	78,677
(Decrease) increase in accrued expenses	(86,245)	203,434
Increase in deferred revenue	104,294	115,181
Increase in jackpot liabilities	200,759	21,350
Net cash provided by (used in) operating activities	2,140,911	(273,425)

Cash flows from investing activities:
Acquisition of property and equipment	(18,467)	(20,948)
Payments received on note receivable	3,679	28,510
Increase in products leased or held for lease	(47,416)	(17,737)
Net cash used in investing activities	(62,204)	(10,175)

Cash flows from financing activities:
Collection of stock subscription receivable	—	6,604
Principal payments on notes payable	(1,402,484)	(184,531)
Proceeds from issuance of common stock	—	200,000
Net cash (used in) provided by financing activities	(1,402,484)	22,073

Effect of exchange rate changes on cash	(460,706)	—

Net increase (decrease) in cash and cash equivalents	215,517	(261,527)
Cash and cash equivalents – beginning of year	182,907	444,434
Cash and cash equivalents – end of year	$398,424	$182,907

Supplemental cash flow information:
Cash paid for interest	$673,915	$115,537
Cash paid for income taxes	$—	$—

Non – cash investing and financing activities:
Intangible assets acquired through the issuance of notes payable recorded at fair values	$—	$21,150,000
Intangible assets acquired through the issuance of common stock recorded at fair values	$—	$480,000
Debt discount related to fair value of notes payable	$—	$1,530,000
Effect of exchange rate on note payable in foreign currency	$—	$64,960
Write-off of uncollectible stock subscription receivable	$3,916	$—

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

Notes to Financial Statements

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refers to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming” or “GGINC”). “GGLLC” refers to Galaxy Gaming, LLC, a Nevada limited liability company that was a predecessor of our business but is not directly associated with Galaxy Gaming, Inc.

History of business entities. GGINC was incorporated in the State of Nevada on December 29, 2006, and acquired the business operations of several companies using the “Galaxy Gaming” moniker. Pursuant to these agreements, GGLLC sold selected assets, such as inventory and fixed assets, to GGINC.  On January 1, 2007, GGLLC entered into several agreements with GGINC. On December 31, 2007, GGINC acquired, through an asset purchase agreement, GGLLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. GGINC also acquired the existing client base from GGLLC.

Secured Diversified Investment, Ltd. Secured Diversified Investment, Ltd., a publicly held Nevada corporation (“SDI”), was served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 08-16332.  The Bankruptcy Court’s Order for Relief was entered on July 30, 2008.  By order entered January 27, 2009, the Bankruptcy Court confirmed SDI’s Plan of Reorganization (“Plan”). On February 10, 2009, SDI entered into a share exchange agreement with GGINC (the “Reverse Merger”). In connection with the Reverse Merger, SDI obtained 100% of the issued and outstanding shares of GGINC and simultaneously GGINC became a wholly-owned subsidiary of SDI.  Pursuant to the terms and conditions of the Reverse Merger and the terms of the Plan, SDI issued 25,000,000 shares of common stock pro-rata to the former shareholders of GGINC in exchange for obtaining ownership of 100% of the issued and outstanding shares of GGINC”).   SDI also issued 4,000,006 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of its outstanding debts under Chapter 11 of the U.S. Bankruptcy Code.  All of SDI’s issued and outstanding equity interests existing prior to the Reverse Merger were extinguished and rendered null and void.  Immediately following these events there were 29,000,006 shares of common stock issued and outstanding. Following the closing of the share exchange agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly-owned subsidiary, GGINC.  On September 1, 2009, our Board approved a merger of SDI with its subsidiary, GGINC, pursuant to Nevada Revised Statute. §92A.180 (“Short Form Merger”) and the surviving merged company was named “Galaxy Gaming, Inc.”

In October 2011, we executed an asset purchase agreement (“PTG Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games” or “PTG”). Under the terms of the PTG Agreement, we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean (Three Card Poker rights are limited to the British Isles). The intellectual property portfolio includes 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. See Note 16.

Description of business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 3,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

Revenues consist of primarily recurring royalties received from our clients for the licensing of our game content and other products. These recurring revenues generally have few direct costs thereby generating high gross profit margins. In lieu of reporting as gross profit, this amount would be comparable to revenues less cost of ancillary products and assembled components on our financial statements. Additionally, we receive non-recurring revenue from the sale of associated products.

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems” and “e-Tables.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique stand-alone games with their own unique set of rules and strategies. Examples of Premium Games include such popular titles as Texas Shootout, Three Card Poker and Emperor’s Challenge. Typically, Premium Games command a higher price point per unit than Side Bets.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and enhance game security. We include in this product category our Bonus Jackpot System, our Inter-Casino Jackpot System and our MEGA-Share.

Our Bonus Jackpot System is designed to compete with our competitors’ progressive jackpot systems and contains special features designed to further enhance the table game player’s experience and in turn, the casino’s profit. The Bonus Jackpot System consists of two independent components known as the Bet Tabulator System, which is used to detect players’ wagers and TableVision, which is an electronic display attached to a gaming tables. Our current version of the Bonus Jackpot System is known as the “Andromeda Series.” Advancements in the Andromeda Series includes the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers. Currently known as our Inter-Casino Jackpot System, we believe this achievement for casino table games was the first of its kind in the world. The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com. In addition, our clients may use our Andromeda Series to communicate with their data center or internal server using their private network. The Andromeda Series allows up to 16 player positions and 6 betting positions per player. The Andromeda Series was the first of its kind, allowing for the most sensors to be placed on a single gaming gable. Through the TableVision component, the Andromeda Series includes the ability to keep track of and display more than one jackpot.

Our Inter-Casino Jackpot System leverages the capabilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network. This methodology often referred to as a “wide area progressive” has long been practiced in the slot machine industry, but was first introduced to table games in Nevada by us in April 2011.

MEGA-Share is a game play methodology invented by us that allows a player of one of our table games to share in the winnings of a jackpot together with other players. An example of this concept would be when multiple table game players are playing in a casino and one player obtains a winning hand entitling them to a jackpot, the event also triggers a second MEGA-Share jackpot that is divided among all players who placed a MEGA-Share qualifying wager. MEGA-Share rewards other players playing on other tables, other games, or even in other casinos with a share of a second jackpot simply for having a wager placed at the time another player won the main jackpot.

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 16. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted.  The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

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

Basis of presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

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

Cash and cash equivalents. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000 per account. To date, we have not experienced uninsured losses.

Restricted cash. We are required by gaming regulation to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to winners of our jackpots offered. Compliance with restricted cash requirements for jackpot funding is reported to gaming authorities in various jurisdictions.

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components to support our Enhanced Table Systems. Inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 5.

Products leased and held for lease. In 2011, we began to provide products whereby we maintain ownership and charge a fee for the use of the product. Since we retain title to the equipment, we classify these assets as “products leased and held for lease” and they are shown on the accompanying balance sheets. These assets are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a three year period.

Property and equipment. Property and equipment are being depreciated over their estimated useful lives, 3 to 5 years, using the straight-line method of depreciation for book purposes.

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

Goodwill. A goodwill balance of $1,091,000 was created as a result of the PTG asset acquisition. This asset will be assessed for impairment at least annually and if found to be impaired, its carrying amount will be reduced and an impairment loss will be recognized.

Impairment of long-lived assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments. The fair value of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, inventory, notes receivable-related party, deferred tax assets, accounts payable, accrued expenses, deferred revenue, jackpot liabilities and notes payable approximates the carrying amount of these financial instruments due to their short-term nature. The fair value of long-term debt, which approximates its carrying value, is based on current rates at which we could borrow funds with similar remaining maturities.

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of December 31, 2012 and 2011, we had revenues from one client account for 13.2% and 8.1% of total revenues, respectively. The amounts in accounts receivable related to this significant client at December 31, 2012 and 2011 were $132,327 and $65,488, respectively.

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Substantially, all revenue is recognized when it is earned. Depending upon the product and negotiated terms, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are recorded as deferred revenue on our balance sheet. If billed in arrears, we recognize the corresponding preceding period’s revenue upon invoicing at the subsequent date. Generally, we begin earning revenue with the installation or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client.

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

Costs of ancillary products and assembled components. Ancillary products include paytables (display of payouts), bases, layouts, signage and other items as they relate to support specific proprietary games in connection with the licensing of our games. Assembled components represent the cost of the equipment, devices and incorporated software used to support the Bonus Jackpot System.

Research and development. We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

Foreign currency translation. For non-US functional accounts, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at the average exchange rates for the year. Resulting currency translation adjustments are recorded as a separate component of shareholders’ equity. We record foreign currency transactions at the exchange rate prevailing at the date of the transaction with resultant gains and losses being included in results of operations. Realized foreign currency transaction gains and losses have not been significant for any period presented.

Income taxes. We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Our provision for income taxes includes interest and penalties related to uncertain tax positions. We only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Basic income (loss) per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and warrants, if applicable, during the year, using the treasury stock method.

Stock-based compensation. We measure and recognize all stock-based compensation, including restricted stock and stock-based awards to employees, under the fair value method. We measure the fair value of stock-based awards using the Black-Scholes model and restricted shares using the grant date fair value of the stock. Compensation is attributed to the periods of associated service and such expense is recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated when the expected forfeiture rate changes.

Use of estimates and assumptions. We are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, and information available from other outside sources. Our estimates affect reported amounts for assets, liabilities, revenues, expenses and related disclosures. Actual results may differ from initial estimates.

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Recently adopted accounting standards - adopted

Fair value measurements disclosure. In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance became effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted the provisions of the guidance in the first quarter of 2012. The adoption did not have a material impact on our financial statements.

Comprehensive income. In June 2011, the FASB issued an Accounting Standards Update (“ASU”) that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and now requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also required companies to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income, but in December 2011, the FASB issued an ASU that deferred this requirement. The guidance became effective for fiscal years beginning after December 15, 2011. We adopted the provisions of the guidance in 2012 and elected to present items of net income and other comprehensive income in two separate but consecutive statements.

New accounting standards not yet adopted

Qualitative impairment assessment for goodwill and other indefinite-lived intangibles. In July 2012, the FASB issued an ASU that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be our fiscal year 2013. We do not expect the adoption of the guidance will have a material impact on our financial statements.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable at December 31, 2012 and 2011 was as follows:

	2012	2011
Note receivable	$388,261	$391,940
Less: current portion	(17,155)	(17,491)
Total long-term note receivable	$371,106	$374,449

A note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. Interest income associated with this note receivable was $22,976 and $24,821 for the years ended December 31, 2012 and 2011, respectively. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At December 31, 2012, management believed that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2012 and 2011:

	2012	2011
IT system	$9,065	$6,129
Insurance	8,096	18,371
Trade show expense	4,520	13,557
Professional services	3,000	7,500
Other prepaid expenses	2,757	1,145
Inventory costs	2,005	—
Property taxes	—	588
Rent	—	10,360
Total prepaid expenses	$29,443	$57,650

NOTE 5. INVENTORY

Inventory consists of the following as of December 31, 2012 and 2011:

	2012	2011
Raw materials and component parts	$109,637	$116,359
Finished goods	80,291	58,973
Work-in-process	60,739	76,830
Subtotal	250,667	252,162
Less: inventory reserve	(32,895)	(35,000)
Total inventory	$217,772	$217,162

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Computer equipment	$51,516	$43,845
Furniture and fixtures	73,772	62,976
Office equipment	10,320	10,320
Leasehold improvements	6,367	6,367
	141,975	123,508
Less: accumulated depreciation	(98,576)	(80,871)
Property and equipment, net	$43,399	$42,637

Included in depreciation expense was $17,705 and $22,412 related to property and equipment for the years ended December 31, 2012 and 2011, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at December 31, 2012 and 2011:

	2012	2011
Enhanced table systems	$98,573	$51,157
Less: accumulated depreciation	(51,140)	(18,357)
Products leased and held for lease, net	$47,433	$32,800

Included in depreciation expense was $32,783 and $17,737 related to products leased and held for lease for the years ended December 31, 2012 and 2011, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2012 and 2011:

	2012	2011
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Other intangible assets	150,000	150,000
	20,565,967	20,565,967
Less: accumulated amortization	(2,015,551)	(454,204)
Intangible assets, net	$18,550,416	$20,111,763

Included in amortization expense was $1,561,347 and $413,858 related to the above intangible assets for the years ended December 31, 2012 and 2011, respectively.

Included in intangible assets at December 31, 2012 and 2011 are other intangible assets of $150,000. This amount relates to the 2008 purchase of a regional territory from an outside sales representative. The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games:

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$21,150,000
29

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at December 31, 2012 and 2011:

	2012	2011
Commissions	$67,026	$32,258
Salaries & payroll taxes	65,052	69,986
Professional fees	63,510	21,057
Vacation	50,949	55,773
Other accrued expenses	2,692	15,025
Accrued interest	2,505	1,380
Legal settlement expense	—	127,500
Trade show expenses	—	15,000
Total accrued expenses	$251,734	$337,979

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2012 and 2011:

	2012	2011
Note payable – related party	$1,122,915	$1,148,448
Notes payable, net of debt discount - PTG	19,488,879	20,657,198
	20,611,794	21,805,646
Less: current portion	(2,360,930)	(2,091,827)
Total long-term debt	$18,250,864	$19,713,819

The note payable – related party requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC, the payments are to be made on GGLLC’s behalf directly to Bank of America. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. Additionally, Bank of America has filed a complaint against us. See Note 11 for further details.

In October 2011, we closed an asset acquisition with Prime Table Games. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000.

Maturities of our long-term debt as of December 31, 2012 are as follows:

Maturities as of:	Total
2013	$2,360,930
2014	2,855,755
2015	3,474,639
2016	4,193,202
2017	5,379,440
Thereafter	3,617,038
Total long term debt	$21,881,004
Less: debt discount	(1,269,210)
Long-term debt, net of debt discount	$20,611,794

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. In addition to our offices, we rent various temporary storage facilities in the range of $150 to $460 a month. All temporary facilities have rental agreements with a monthly term. Rent expense was $141,598 and $130,300 for the years ended December 31, 2012 and 2011, respectively.

Based upon our current growth projections, we anticipate either renewing our existing lease agreement and/or expanding our operations with a lease of a second office, or in the alternative, we may elect to not renew our existing lease and seek an entirely new facility sometime in 2013. The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2013 through 2017 and are based upon our current estimates of our projected needs and our forecast of the commercial real estate market in Las Vegas. These estimates are summarized as follows:

Twelve Months Ended December 31,	Annual Obligation (Estimate)
2013	$158,184
2014	218,700
2015	229,635
2016	241,116
2017	253,170
Thereafter	838,034
Total Estimated Lease Obligations	$1,938,839

Legal proceedings. From time to time, in the normal course of operations, we are a party to litigation matters and administrative claims by private parties or industry regulators. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. We record a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. Except as otherwise stated below, we have concluded that we cannot estimate the reasonably possible loss or range of loss, including reasonably possible losses in excess of amounts already accrued, for each specific matter disclosed below. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or our financial position, liquidity or results of operations.

California administrative licensing action – In March 2003, Galaxy Gaming of California, LLC (“GGCA”), then a subsidiary of GGLLC, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California. At the time, our CEO was a member of GGCA and was required to be included in the application process. The Division of Gambling Control of the California Department of Justice (“Division”) processed the application and in 2005 made an initial recommendation to the Commission alleging GGCA was unsuitable. Claiming the information compiled by the Division was inaccurate and the process seriously flawed and biased, GGCA and our CEO, requested the Commission assign an administrative law judge to further adjudicate the process in December 2006. The Commission granted their request and required the Division to first submit a statement of issues (“SOI”) against GGCA, which was filed in October 2009.

In February 2009, we independently applied to the Commission for a finding of suitability. We also sought the abandonment of the GGCA application. Since the Division (subsequently renamed the “Bureau of Gambling Control”), named our CEO in the SOI, the Commission decided to not process our application until resolution of the administrative action relating to GGCA. It also did not act upon our request to abandon the GGCA application. During these proceedings, we are entitled to conduct business in California, provided that we obtain the requisite authorization with each tribe in California either through obtainment of an appropriate license or an exempt status determination. Total revenues derived from California for the year ended December 31, 2012 and 2011, were $276,727 and $177,402, respectively. Our ability to continue to conduct business in California could be contingent upon a successful resolution of the action against GGCA.  Accordingly, we decided to vigorously defend the administrative action, seek the abandonment of the GGCA application and seek an independent finding of suitability with the Commission.

The GGCA administrative action remains pending. Hearings before the Administrative Law Judge (“ALJ”) concluded in February 2012, and closing briefs were filed in November 2012. It is anticipated the ALJ will present her findings to the Commission, which will ultimately decide the matter, subject to judicial review. An adverse decision could prevent us from conducting business in California and potentially pay reasonable costs of the investigation and prosecution of the case. Although the action is against our CEO and GGCA, it is unknown whether the Bureau will attempt to seek reimbursement against us or whether such reimbursement would be granted. An adverse finding of suitability could also influence other gaming regulatory agencies and negatively affect our ability to conduct business in those jurisdictions. We believe the allegations against GGCA and our CEO are baseless and entirely without merit and intend to continue to vigorously respond to this action.

Sherron Associates settlement. In October 2011, we and our CEO entered into a settlement agreement (“Sherron Settlement”) with Sherron Associates, Inc. (“Sherron”). In connection with the Sherron Settlement, we agreed to pay Sherron the sum of $150,000 in monthly installments in the amount of $7,500 per month starting November 2011 and with scheduled increases over the course of one year to a maximum of $17,500 per month. The obligation was memorialized by a promissory note, at zero percent interest. We recorded a provision for litigation settlement of $150,000 during the quarter ended September 30, 2011. In addition, the Sherron Settlement required our CEO to pay either the sum of $350,000 by June 1, 2012 or $375,000 by November 1, 2012. We and our CEO separately complied with our respective obligations contained within the Sherron Settlement and the matter is now concluded.

Reel Games, Inc. dismissal. In November 2011, we were served with a complaint by Reel Games, Inc. (“Reel Games”) in the United States District Court Southern District of Florida, alleging amongst other things, misappropriations of trade secrets, breach of confidence, fraud and intentional interference with contract. Reel Games claimed that the value of the information misappropriated alone was in excess of $1 million. The allegations stemmed from a mutual non-disclosure and non-circumvention agreement executed by the parties in May 2010, in connection with us evaluating the acquisition of certain assets of Reel Games. In December 2011, we filed a Motion for Dismissal and in October 2012, the District Court dismissed the action with prejudice. Other than the attorney fees incurred by us in the litigation, we paid no consideration to Reel Games or any other party.

Unax Gaming settlement. In early 2012, we filed a complaint against UNAX Service, LLC (“UNAX Gaming”) for patent infringement. In May 2012, we entered into a settlement agreement with UNAX Gaming. As a result of the UNAX Settlement, UNAX Gaming assigned all of its rights and interest in the games “Double Action Blackjack” and “Squeezit Blackjack” which were deemed to have infringed on several patents held by us. The UNAX Settlement also called for UNAX Gaming to reimburse us $20,000 for court costs and attorney fees. Additionally, we received a note receivable from UNAX Gaming in the amount of $50,000. The note receivable bore annual interest of 6% and payments of interest only were to be made monthly, starting on June 1, 2012. The note receivable required payments of principal in the amount of $25,000 to be paid on or before December 31, 2012 and $25,000 on or before June 30, 2014. The note receivable had a provision whereby the second principal payment due in June 2014 would be forgiven if UNAX Gaming complied with all terms of the UNAX Settlement and makes all other interest and principal payments timely. In the event UNAX Gaming failed to make any of the foregoing payments on the dates specified, all remaining payments would have become immediately due and subject to payment of interest beginning immediately at an annual rate of 10%. As of December 31, 2012 UNAX Gaming paid in full the outstanding balance.

Washington administrative notice. In March 2012, we received a notice of administrative charges from the Washington State Gambling Commission ("Commission") as a result of a routine audit conducted by them in 2010.  The notice involves alleged untimely notifications, predominantly by predecessor companies.  We continue to communicate with Commission officials and the matter remains pending. Our executive leadership team believes the matter will be resolved without material effect to our business operations in Washington. We could be subject to fines, reimbursement of the commission's investigative costs or harsher sanctions if unsuccessful. For the year ended December 31, 2012 and 2011, Washington revenues were $1,148,242 and $1,154,925, respectively.

Bank of America action. In October 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable between GGLLC and BofA. See Note 10. The complaint alleges we received valuable assets from GGLLC in 2007 for little or no consideration. We obtained these assets as a part of the asset purchase agreement from GGLLC for fair and just compensation and have at all times been fully compliant with our obligations to GGLLC. We have never been a party to any agreement with BofA and deny any and all liability to them. In November 2012, we filed our answer to their complaint and additionally, we filed a counter-lawsuit against BofA claiming Slander of Business, Abuse of Process, Breach of Contract and Detrimental Promissory Reliance. We intend to vigorously defend ourselves in this matter and pursue all available remedies against BofA, including but not limited to, recovery of damages caused by them. Our executive leadership team believes the matter will be resolved favorably and without material effect to our business, however, we could be subject to penalty interest and acceleration of the outstanding amount if unsuccessful.

NOTE 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2012.

In 2011, we issued 533,333 shares and stock warrants of 266,667 generating cash proceeds of $200,000 that was used to fund ongoing operations. As a part of the asset acquisition of Prime Table Games in October 2011, a total of 2,000,000 shares of common stock valued at $480,000 were issued to the two owners..

Additionally, in March 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share. There were 38,310,591 common shares and no preferred shares issued and -0- outstanding at December 31, 2012.

NOTE 13. RELATED PARTY TRANSACTIONS

We lease our offices from a related party that is related to our CEO. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month.

We paid legal fees directly to the law firm retained by our CEO.  The law firm was engaged in 2009, 2010 and 2011 for the express purpose of defending the Sherron litigation.  We believed this strategy to vacate the underlying judgment was a faster, surer and less expensive method to defend the Sherron litigation, than other alternatives available to us.  Total fees from this law firm charged to expense were $0 and $61,887 for 2012 and 2011, respectively. We anticipate no further legal fees pertaining to the Sherron litigation as a result of the settlement. See Note 11.

We have a note receivable from a related party totaling $388,261 and $391,940 at December 31, 2012 and 2011, respectively. See Note 3.

We have a note payable to a related party. See Note 10.

Certain administrative, accounting and legal support services are performed by a related party of the CEO. We accrued or paid fees to the related party in the amount of $29,875 and $24,175 in the years ended December 31, 2012 and 2011, respectively.

NOTE 14. INCOME TAXES

The components of the provision (benefit) consist of the following:

2012
Current:
Federal	$(51,655)

Deferred:
Federal	(290,168)
Total	$(341,823)

The income tax provision (benefit) differs from that computed using the federal statutory rate applied to income before taxes as follows:

2012
Tax provision/(benefit) computed at the federal statutory rate	$97,966
Allowance for doubtful accounts	(737)
Inventories	1,021
Employee benefits	(1,688)
Share based compensation	6,616
Fixed assets	10,434
Intangible assets	35,651
Permanent items	5,570
Research and development credit	11,639
Net operating loss	(166,472)
Valuation allowance	(341,823)
Income tax provision (benefit)	$(341,823)

Significant components of our deferred tax assets and liabilities as of December 31, 2012 are shown below.

2012
Deferred Tax Assets:
Allowance for doubtful accounts	$15,478
Inventories	11,513
Employee benefits	17,832
Share based compensation	6,616
Fixed assets	47,949
Foreign tax credits	48,986
General business credits	31,802
Net operating losses	255,982
Other	736
Total deferred tax assets before valuation allowance	436,894
Valuation allowance	(48,986)
Total deferred tax assets	387,908

Deferred Tax Liabilities:
Fixed assets	10,434
Intangible assets	35,651
Total deferred tax liabilities	46,085
Net deferred tax assets	$341,823

We have a previous net operating loss carry-forward of approximately $1,207,000. Any income will be netted against this loss carry-forward, with the remainder to be used through the year 2028 to offset future taxable income. The cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to permanent differences and timing differences between book and tax reporting. Additionally, we have a foreign tax credit carry-forward of approximately $49,000 that can be used in the future to offset federal income tax owed.

We periodically review the need for a valuation allowance against deferred tax assets based upon earnings history and trends.

NOTE 15. STOCK OPTIONS AND WARRANTS

Warrant activity. We issued 266,667 warrants in connection with the sale of common stock during the quarter ended June 30, 2011. We have accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. We have estimated the fair value of the warrants issued in connection with the sale of common stock at $42,549 for the year ended December 31, 2011, using the Black-Scholes option pricing model with the following assumptions:

Warrants issued year ended December 31, 2011
Dividend yield	0%
Expected volatility	146%
Risk free interest rate	0.66%
Expected life (in years)	3.00

A summary of warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2011	1,750,715	$0.45
Issued	266,667	0.40
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2011	2,017,382	0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding – December 31, 2012	1,330,953	$0.45
Exercisable – December 31, 2012	—	—

Stock options. For the years ended December 31, 2012 and 2011, we issued 285,000 and 323,750 stock options, respectively. Stock options issued to members of our Board of Directors were 185,000 and 323,750 for the years ended December 31, 2012 and 2011, respectively. For our Board of Directors, the stock options were valued at the fair market value of the services performed that resulted in an expense of $8,000 and $12,000 for each year ended December 31, 2012 and 2011, respectively.

In July 2012, we issued our Chief Financial Officer 100,000 stock options at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.25). The stock options granted were calculated to have a fair value of $17,415 using the Black-Scholes option pricing model with the following assumptions:

Options issued year ended December 31, 2012
Dividend yield	0%
Expected volatility	118%
Risk free interest rate	0.33%
Expected life (years)	3.00

During the year ended December 31, 2011, we issued 22,500 stock options each year as part of the employment agreement with our prior CFO, who subsequently terminated his employment. Because the options were nullified as a result of his resignation, the expense was reversed as of December 31, 2011.

The cost of the options issued to the members of our Board of Directors and our Chief Financial Officer have been classified as share based compensation for the years ended December 31, 2012 and 2011, respectively.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2011	291,250	$0.45
Issued	323,750	0.40
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2011	615,000	0.43
Issued	285,000	0.40
Exercised	—	—
Expired	(800,000)	—
Outstanding – December 31, 2012	100,000	$0.45
Exercisable – December 31, 2012	—	—

NOTE 16. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of Prime Table Games’ assets. In October 2011, we executed an asset purchase agreement (the “PTG Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the PTG Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker which are currently played on approximately 500 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean (Three Card Poker rights are limited to the British Isles). The intellectual property portfolio includes 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. The two principals of Prime Table Games also executed with us a non-compete agreement.

We accounted for the asset purchase as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet regardless of the likelihood of success of the related product or technology. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The PTG Agreement related transaction costs expensed for the year ended December 31, 2011 were approximately $20,000.

Consideration Transferred. The acquisition-date fair value of the consideration transferred consisted of the following items:

Common stock – 2,000,000 shares	$480,000
Note payable – Prime Table Games LLC	12,200,000
Note payable – Prime Table Games UK	10,000,000
Total	$22,680,000

The note payable to Prime Table Games UK is in the amount of £6,400,000 (GBP). At the closing of the acquisition, the parties agreed to a conversion rate of one United States Dollar is equal to 64/100 British Pound Sterling, ($1.00USD = £0.64GBP). Interest on the promissory notes was 0% in 2011. The fair value of the notes, net of the debt discount was $20,670,000. The rate increases to 3% in 2012 and increases at 1% per year thereafter to maximum of 9%. Payments on each of the notes are as follows:

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

Fair value estimate of assets acquired and liabilities assumed. The total purchase consideration is allocated to Prime Table Games intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows:

Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Debt discount	1,530,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$22,680,000

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

TableMAX agreement. In February 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles.  We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

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

We are responsible for the losses of the TableMAX Division however, TMAX has agreed to reimburse us during the first 12 months from the date of the TMAX Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000. Subsequent to the 12 months anniversary of the TMAX Agreement, TMAX notified us that they would continue to reimburse us for the losses attributed with the TableMAX Division through December 31, 2012. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement. While TMAX has not agreed to reimbursement of losses subsequent to December 31, 2012, we have not experienced significant losses attributable to the TableMAX Division.

Included in other current assets is $38,925 representing reimbursement due from TMAX at December 31, 2012.

NOTE 17. SUBSEQUENT EVENTS

Bank of America Update. In February 2013, The Alix Saucier Regulatory Trust (also a party to the complaint filed by Bank of America) filed a motion to dismiss based on the arbitration clause in the original agreement with Bank of America. The motion was converted from a dismissal to a stay of the proceedings and the court ordered all parties to arbitration. Additionally, Bank of America sought a dismissal of our counter-complaints and no action was taken on their motion as the court asked us to provide further detailed information to substantiate our counter-complaints.

In accordance with ASC 855-10, we have analyzed our operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

NOTE 18. CORRECTION OF ERRORS AND RESTATEMENTS

We have restated our ending balances for 2011, as well as the balance sheet, statement of stockholders’ equity, and statement of cash flows for 2011 to correct an error in our accounting. The error relates to an adjustment for foreign currency translation of the notes payable balance to Prime Table Games UK, which is recorded in the functional currency pound sterling. The adjustment records an unrealized translation adjustment to the accumulated other comprehensive income (loss) account. There was no effect on the statement of operations.

The following are the previous and corrected balances for the year ended December 31, 2011:

December 31, 2011 Financial Statements	Line Item	Corrected	Previously Stated
Balance Sheet	Notes payable, current portion	2,091,827	1,835,240
Balance Sheet	Notes payable, net of debt discount, net of current portion	19,713,819	20,035,366
Balance Sheet	Total liabilities	22,775,599	22,840,599
Balance Sheet	Accumulated other comprehensive income	64,960	—
Balance Sheet	Total shareholders’ equity	339,812	274,852

Statement of Stockholders’ Equity	Accumulated other comprehensive (loss) income	64,960	—
Statement of Stockholders’ Equity	Total shareholders’ equity	339,812	274,852

Statement of Cash Flows	Non-cash investing and financing activities:
	Effect of exchange rate on note payable in foreign currency	64,960	—
38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held
Robert B. Saucier	58	President, CEO, Chairman of the Board, interim CFO, interim Secretary and interim Treasurer
William O’Hara	72	COO and Director
Gary A. Vecchiarelli	35	CFO, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert B. Saucier is our President, CEO, and Chairman of the Board.   Mr. Saucier is our founder and has served as our President and CEO since inception and for our accounting and operational predecessors since 1997.  Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations.  During his career, Mr. Saucier has founded and grown five start-up companies.  He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a company that developed and managed the first non-tribal casino in Washington.  Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a 2,447% growth rate (five year period) and served as its President and Chairman (1986 -1992).  He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems.  Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects.

William O’Hara is our Chief Operating Officer and a director and is in charge of the day-to-day operations of our business.  After a successful 21-year career in the cosmetic, cosmetology and aesthetic industry, Mr. O’Hara began his gaming industry career as the first employee of Shuffle Master Gaming in 1991.  Mr. O’Hara relocated to Las Vegas in 1992 to head up that company’s sales, service and marketing.  In 1998, he joined Casinovations, Inc. as Senior Vice President of operations and president of its Mississippi subsidiary.  In 2000, Mr. O’Hara joined PDS Gaming as the Senior Vice President of their newly formed electronic table games division. Mr. O’Hara joined our team in February 2008.  Mr O’Hara previously served on the Board of Directors of the Missouri Riverboat Gaming Association and Casino Management Association.

Gary A. Vecchiarelli is our Chief Financial Officer, Corporate Treasurer and Secretary. Mr. Vecchiarelli has over thirteen years of professional experience in accounting and finance. Most of Mr. Vecchiarelli’s career has been in public accounting with two national accounting firms. Early in his career, Mr. Vecchiarelli worked with Crawford, Pimentel & Co., Inc, a regional firm based in San Jose, CA and national firm McGladrey & Pullen, LLP from 2003 to 2008. From 2008 to 2011, Mr Vecchiarelli joined BDO USA, LLP (“BDO”) where he played a key role in helping to open and establish the firm’s Las Vegas audit practice. Mr. Vecchiarelli has significant experience working with complex accounting issues including mergers & acquisitions, revenue recognition, SEC financial reporting and Sarbanes-Oxley compliance. During his tenure with BDO, Mr. Vecchiarelli’s clientele included gaming manufacturers Aruze Gaming America, Inc., FortuNet, Inc. and one of the world’s largest timeshare companies - Diamond Resorts International. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants, Financial Executives International and Institute of Management Accountants. Currently, he is President of the Las Vegas Chapter of the Institute of Management Accountants and has served on its Board of Directors since 2008. Mr. Vecchiarelli maintains an active CPA license in the states of California and Nevada.

Mr. Daniel Scott and Mr. Richard Baldwin were outside Directors who resigned in March 2012 and October 2012, respectively.

Our bylaws authorize no less than one and no more than fifteen directors.  We currently have two directors.

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

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2012:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert B. Saucier, CEO	1	1	0
Gary A. Vecchiarelli, CFO	1	1	0
William O’Hara, COO	n/a	n/a	n/a
Dan Scott, director	n/a	n/a	n/a
Rich Baldwin, director	n/a	n/a	n/a

Code of Ethics. As of December 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

In connection with Mr. Vecchiarelli’s appointment as Chief Financial Officer, on July 1, 2012, we entered into an employment agreement with Mr. Vecchiarelli extending through the period ended on June 30, 2015. Under the terms of the employment agreement, Mr. Vecchiarelli will be paid a base salary as indicated below:

	Monthly Gross Salary	Annualized
July 1, 2012 to December 31, 2012	$10,000	$120,000
January 1, 2013 to June 30, 2013	$11,000	$132,000
As of July 1, 2013	$12,500	$150,000

Additionally, Mr. Vecchiarelli will be eligible for incentive bonus compensation up to 50% of his base salary. The basis and methodology for receiving an incentive bonus will be at the sole discretion of our Board of Directors. Mr. Vecchiarelli also received a grant of 100,000 options to purchase our common stock, with the strike price of the options to be determined based on the closing price of our common stock on the day prior to his hire date. Such options will vest over three years as follows: 33% on the first anniversary (July 1, 2013) and in equal monthly installments for the remaining 24 months.

Our COO, William O’Hara, is party to a three-year employment agreement with us. The initial three-year term expired in February 2011, however Mr. O’Hara continues to be represented by the agreement.  Mr. O’Hara’s compensation arrangement consists of a base annual salary together with a potential monthly bonus to be awarded for those months in which we achieve higher sales figures than in any previous month.  The objective of this arrangement is to provide Mr. O’Hara with an incentive for him to lead the operations towards a continually expanding revenue base. Additionally, Mr. O’Hara was the recipient of a stock grant of 225,000 shares at a strike price of 10 cents per share on March 29, 2012. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for more complete information.

Summary compensation table. The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($) (A)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($)	Total ($)
Robert Saucier, CEO	2012	120,000	-	-	-	-	-	-	120,000
	2011	30,782	-	-	-	-	-	-	30,782
Gary A. Vecchiarelli, CFO	2012	65,113	-	-	2,902	-	-	-	68,015
	2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
William O’Hara, COO	2012	162,168	-	22,500	-	-	-	-	184,668
	2011	148,438	-	-	-	-	-	-	148,438

Narrative disclosure to the summary compensation table. We do not have a written employment contract with our CEO, Robert Saucier.  His compensation increased to $120,000 annually as of January 1, 2012.  Our COO, William O’Hara is party to a three-year employment agreement with us.  Mr. O’Hara receives a base annual salary of $150,000.  In addition, for each month in which our total sales are higher than any previous month, Mr. O’Hara earns a bonus equal to 10% of the increased sales above the prior monthly record.  Mr. O’Hara’s contract expired in February 2011, however, Mr. O’Hara will receive six months of severance pay including benefits if his termination is other than for cause. Our former CFO, Secretary, and Treasurer, Andrew Zimmerman was also party to a three-year employment agreement with us through November 2012. Mr. Zimmerman’s base compensation consisted of a monthly salary paid in semi-monthly installments.  Under his employment agreement with us, Mr. Zimmerman’s base salary began at $6,600 and increased in phases over the course of his first year of employment to a maximum of $12,500 per month. Mr. Zimmerman’s employment with us ended effective February 1, 2012.

The dollar amounts of Option awards are the aggregate grant date fair value of the option awards. Please refer to Note 15 for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert B. Saucier, CEO	-	-	-	-	-	-	-	-	-
William O’Hara, COO	-	-	-	-	-	-	-	-	-
Gary A. Vecchiarelli, CFO	100,000	-	-	$0.25	7/1/2017	-	-	-	-

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Robert B. Saucier	$120,000	-	-	-	-	-	$120,000
William O’Hara	162,168	-	-	-	-	-	162,168
Dan Scott	-	-	4,000	-	-	-	4,000
Richard Baldwin	-	-	12,000	-	-	-	12,000

Narrative disclosure to the director compensation table. Robert Saucier and William O’Hara do not currently receive any cash compensation from us or for their service as members of the Board.  The compensation summarized above reflects the compensation each of our directors and former directors received in their capacities as our executive officers.  Dan Scott and Richard Baldwin each received a cash stipend in the amount of $4,000 per quarter.  We have also agreed that Mr. Scott and Mr. Baldwin were to receive immediately-vested options to purchase 46,250 shares of our common stock per quarter. Mr. Scott and Mr. Baldwin resigned effective March 2012 and October 2012, respectively.

Stock option grants. In anticipation of establishing an equity compensation plan we granted options to our CFO to purchase 100,000 shares of our common stock, with the strike price of the options to be determined based on the closing price of our common stock on the day prior to his hire date ($0.25). Such options will vest over three years as follows: 33% on the first anniversary (July 1, 2013) and in equal monthly installments for the remaining 24 months. We also agreed that our outside Board members, Dan Scott and Richard Baldwin, would receive immediately-vested options to purchase 46,250 shares of our common stock per quarter.  The exercise price and term of such stock options was not determined at the grant date. However, all options granted to directors were expired at December 31, 2012 due to their separation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 38,310,591 shares of common stock issued and outstanding on March 28, 2012:

Name of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (2)	23,666,667	61.78%
William O’Hara, COO and director (3)	237,500	0.62%
Gary A. Vecchiarelli, CFO	20,000	0.05%
Total of All Directors and Executive Officers:	23,924,167	62.45%

More Than 5% beneficial owners:	None.

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

(3) Of Mr. O’Hara’s 237,500 shares of our stock, 225,000 was granted as part of an Employee Stock Grant program on March 29, 2012. See Item 11. Executive Compensation and See Note 15 in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1) We currently lease our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to our CEO.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2012	2011
Audit fees	$37,500	$37,500
Audit-related fees	1,750	23,208
Tax fees	9,350	3,500
All other fees	—	—
Total fees	$48,600	$64,208

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
10.1	Employment agreement with William O’Hara, Chief Operating Officer
10.2	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)
10.3	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)
10.4	Assignment of lease agreement between Abyss Group, LLC and the Therese Saucier Living Trust for 6980 O’Bannon Drive (related party)
10.5	Exclusive Operating and License Agreement with TableMAX Gaming, Inc. (2)
10.6	Asset Purchase Agreement with Prime Table Games, LLC(3)
10.7	Prime Table Games Promissory Note and Security Agreement - US(3)
10.8	Prime Table Games Promissory Note and Security Agreement - UK(3)
10.9	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer(4)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 13, 2009

(2)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 24, 2011

(3)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on October 11, 2011

(4)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on July 6, 2012

**Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert B. Saucier
Robert B. Saucier President, Chief Executive Officer and Director
April 1, 2013

By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli
Chief Financial Officer, Treasurer and Secretary
April 1, 2013

By:	/s/ William O'Hara
William O'Hara
Chief Operating Officer and Director
April 1, 2013

