Form 10-Q
period 2013-03-31
Galaxy Gaming, Inc.
filed 2013-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,310,591 common shares as of May 15, 2013.

1

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited);
5	Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited);
6	Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited);
7	Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 (unaudited);
8-20	Notes to Financial Statements (unaudited);

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Current assets:
Cash and cash equivalents	$290,743	$398,424
Restricted cash	222,109	216,964
Accounts receivables, net allowance for bad debts of $44,223 and $44,223	995,449	1,026,768
Prepaid expenses	18,602	29,443
Inventory	316,320	217,772
Note receivable – related party, current portion	17,388	17,155
Deferred tax asset	172,286	221,049
Other current assets	48,639	42,375
Total current assets	2,081,536	2,169,950

Property and equipment, net	41,674	43,399
Products leased and held for lease, net	55,927	47,433
Intangible assets, net	18,153,190	18,550,416
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	366,696	371,106
Deferred income taxes	120,774	120,774
Other assets, net	9,962	10,868

Total assets	$21,920,759	$22,404,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,848	$286,983
Accrued expenses	193,910	251,734
Deferred revenue	444,365	440,342
Jackpot liabilities	235,881	222,109
Notes payable, current portion	2,390,183	2,360,930
Total current liabilities	3,528,187	3,562,098

Notes payable, net of debt discount, net of current portion	17,105,973	18,250,864
Deferred income taxes	72,337	—

Total liabilities	20,706,497	21,812,962

Commitments and Contingencies (See Note 11)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,310,591 shares issued and outstanding	38,311	38,311
Additional paid-in capital	2,114,548	2,113,097
Stock warrants	401,827	401,827
Accumulated deficit	(1,461,708)	(1,565,505)
Accumulated other comprehensive income (loss)	121,284	(395,746)
Total stockholders’ equity	1,214,262	591,984

Total liabilities and stockholders’ equity	$21,920,759	$22,404,946

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Revenue:
Product leases and royalties	$1,889,430	$1,628,320
Product sales and service	6,948	17,387
Total revenue	1,896,378	1,645,707
Costs and expenses:
Costs of ancillary products and assembled components	27,251	8,634
Selling, general and administrative	957,583	1,102,788
Research and development	100,445	61,205
Depreciation	10,159	16,899
Amortization	397,226	406,713
Total costs and expenses	1,492,664	1,596,239
Income from operations	403,714	49,468
Other income (expenses)
Interest income	5,863	6,061
Interest expense	(257,017)	(226,747)
Total other income (expense)	(251,154)	(220,686)
Income (loss) before provision for income taxes	152,560	(171,218)
Benefit (provision) for income taxes	(48,763)	—
Net income (loss)	$103,797	$(171,218)
Basic income (loss) per share	$0.00	$(0.00)
Diluted income (loss) per share	$0.00	$(0.00)
Weighted average number of shares outstanding
Basic	38,310,591	37,517,008
Diluted	38,310,591	37,517,008

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Cash flows from operating activities:	2013 (Unaudited)	2012 (Restated) (Unaudited)
Net income (loss) for the period	$103,797	$(171,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	10,159	17,806
Amortization expense	397,226	393,173
Amortization of debt discount	52,158	52,158
Provision for bad debts	—	15,000
Deferred income tax provision	48,763	—
Share-based compensation	1,451	80,250
Changes in operating assets and liabilities:
Increase in restricted cash	(5,145)	(11,488)
Decrease (increase) in accounts receivable	31,325	(72,011)
(Increase) decrease in other current assets	(6,264)	105,566
Increase in inventory	(98,548)	(18,344)
Decrease (increase) in prepaid expenses	10,841	(28,204)
(Decrease) increase in accounts payable	(23,048)	32,471
Decrease in accrued expenses	(57,824)	(54,070)
Increase in deferred revenue	4,023	49,122
Increase in jackpot liabilities	13,772	10,191
Net cash provided by operating activities	482,686	400,402

Cash flows from investing activities:
Acquisition of property and equipment	(2,791)	—
Increase in note receivable	—	(6,060)
Payments received on note receivable	4,177	—
Increase in products leased or held for lease	(13,231)	—
Net cash used in investing activities	(11,845)	(6,060)

Cash flows from financing activities:
Principal payments on notes payable – related party	—	(469)
Principal payments on notes payable	(571,048)	(454,078)
Net cash used in financing activities	(571,048)	(454,547)

Effect of exchange rate changes on cash	(7,474)	—

Net decrease in cash and cash equivalents	(107,681)	(60,205)
Cash and cash equivalents – beginning of period	398,424	182,907
Cash and cash equivalents – end of period	$290,743	$122,702

Supplemental cash flow information:
Cash paid for interest	$257,017	$111,748
Cash paid for income taxes	$—	$—
Effect of exchange rate on note payable in foreign currency	$596,748	$242,258

The accompanying notes are an integral part of the financial statements.

6

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net income (loss)	$103,797	$(171,218)
Other comprehensive income (loss):
Foreign currency translation adjustments	517,030	(242,258)
Total comprehensive income (loss)	$620,827	$(413,476)

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

Our Bonus Jackpot System is designed to compete with our competitors’ progressive jackpot systems and contains special features designed to further enhance the table game player’s experience and in turn, the casino’s profit. The Bonus Jackpot System consists of two independent components known as the Bet Tabulator System, which is used to detect players’ wagers and TableVision, which is an electronic display attached to a gaming table. Our current version of the Bonus Jackpot System is known as the “Andromeda Series.” Advancements in the Andromeda Series includes the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers. Currently known as our Inter-Casino Jackpot System, we believe this achievement for casino table games was the first of its kind in the world. The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com. In addition, our clients may use our Andromeda Series to communicate with their data center or internal server using their private network. The Andromeda Series allows up to 16 player positions and 6 betting positions per player. The Andromeda Series was the first of its kind, allowing for the most sensors to be placed on a single gaming gable. Through the TableVision component, the Andromeda Series includes the ability to keep track of and display more than one jackpot.

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 15. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted.  The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

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

Basis of presentation. The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained herein and in our Form 10-K filed with the SEC as of and for the period ended December 31, 2012.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of March 31, 2013 and 2012 we had revenues from one client account for 15.5% and 12.0% of total revenues, respectively. The amounts in accounts receivable related to this significant client at March 31, 2013 and 2012 was $102,660 and $112,980, respectively..

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

Qualitative impairment assessment for goodwill and other indefinite-lived intangibles. In July 2012, the FASB issued an ASU that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the provisions of the guidance on January 1, 2013. The adoption of the guidance did not have a material impact on our financial statements.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	March 31, 2013	December 31, 2012
Note receivable	$384,084	$388,261
Less: current portion	(17,388)	(17,155)
Total long-term note receivable	$366,696	$371,106

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

Interest income associated with this note receivable was $5,820 and $6,061 for the periods ended March 31, 2013 and 2012, respectively.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At March 31, 2013 and December 31, 2012, management believed that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	March 31, 2013	December 31, 2012
Trade show expense	$5,880	$4,520
Insurance	4,053	8,096
Professional services	3,000	3,000
IT system	2,285	9,065
Property taxes	1,769	—
Other prepaid expenses	1,090	2,757
Rent	525	—
Inventory costs	—	2,005
Total prepaid expenses	$18,602	$29,443

NOTE 5. INVENTORY

Inventory consists of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials and component parts	$168,570	$109,637
Finished goods	86,968	80,291
Work-in-process	93,677	60,739
Subtotal	349,215	250,667
Less: inventory reserve	(32,895)	(32,895)
Total inventory	$316,320	$217,772

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	March 31, 2013	December 31, 2012
Computer equipment	$54,308	$51,516
Furniture and fixtures	73,771	73,772
Office equipment	10,320	10,320
Leasehold improvements	6,367	6,367
	144,766	141,975
Less: accumulated depreciation	(103,092)	(98,576)
	$41,674	$43,399

Included in depreciation expense was $4,516 and $4,265 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	March 31, 2013	December 31, 2012
Enhanced table systems	$111,804	$98,573
Less: accumulated depreciation	(55,877)	(51,140)
Products leased and held for lease, net	$55,927	$47,433

Included in depreciation expense was $4,737 and $12,634 related to products leased and held for lease for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	March 31, 2013	December 31, 2012
Intellectual property	$16,355,967	$16,355,967
Territory	150,000	150,000
Non-compete	660,000	660,000
Customer relationships	3,400,000	3,400,000
	20,565,967	20,565,967
Less: Accumulated amortization	(2,412,777)	(2,015,551)
	$18,153,190	$18,550,416

Amortization expense was $397,226 and $406,713 for the three months ended March 31, 2013 and 2012, respectively.

Included in intangible assets at March 31, 2013 and December 31, 2012 are other intangible assets of $150,000. This amount relates to the 2008 purchase of a regional territory from an outside sales representative. The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games:

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	March 31, 2013	December 31, 2012
Salaries & payroll taxes	$67,534	$65,052
Commissions	56,762	67,026
Vacation	56,503	50,949
Trade show expenses	5,927	—
Professional fees	4,356	63,510
Accrued interest	2,572	2,505
Other accrued expenses	256	2,692
Total accrued expenses	$193,910	$251,734

NOTE 10. LONG-TERM DEBT

Long - term debt consists of the following at:

	March 31, 2013	December 31, 2012
Note payable – related party	$1,115,893	$1,122,915
Notes payable, net of debt discount - PTG	18,380,263	19,488,879
	19,496,156	20,611,794
Less: Current portion	(2,390,183)	(2,360,930)
	$17,105,973	$18,250,864

The note payable – related party requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC, the payments are to be made on GGLLC’s behalf directly to Bank of America. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. The note payable – related party is currently being litigated. Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2012

In October 2011, we closed an asset acquisition with Prime Table Games. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000.

Maturities of our long-term debt are as follows:

Maturities as of March 31,	Total
2014	$2,390,183
2015	2,931,514
2016	3,569,803
2017	5,152,841
2018	4,377,258
Thereafter	2,291,609
Total long term debt	$20,713,208
Less: debt discount	(1,217,052)
Long-term debt, net of debt discount	$19,496,156

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. In addition to our offices, we rent various temporary storage facilities in the range of $150 to $460 a month. All temporary facilities have rental agreements with a monthly term. Rent expense was $40,456 and $40,034 for the three months ended March 31, 2013 and 2012, respectively.

Based upon our current growth projections, we anticipate either renewing our existing lease agreement and/or expanding our operations with a lease of a second office, or in the alternative, we may elect to not renew our existing lease and seek an entirely new facility sometime in 2013. The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2013 through 2018 and are based upon our current estimates of our projected needs and our forecast of the commercial real estate market in Las Vegas. These estimates are summarized as follows:

Twelve Months Ended March 31,	Annual Obligation (Estimate)
2014	$177,456
2015	221,400
2016	232,470
2017	244,092
2018	253,170
Thereafter	873,786
Total Estimated Lease Obligations	$2,002,374

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2012. There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2012, except:

California administrative licensing action – In 2003, Galaxy Gaming of California, LLC (“GGCA"), submitted an application to the California Gambling Control Commission (“Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California. At the time, our CEO was a member of GGCA. We acquired GGCA in 2008, through it, operated in 2008 and 2009, transferred all of its operations to us in 2009 and dissolved it in 2011. The Division of Gambling Control of the California Department of Justice (“Division”) processed GGCA's application and in 2005 made a recommendation to the Commission alleging GGCA and our CEO were unsuitable. In 2006, the Commission assigned the matter to the Office of Administrative Hearings ("OAH") to further adjudicate the process. In April 2013, the OAH released a proposed decision, finding some of the allegations without merit, affirmed others and returned the matter to the Commission upholding the Division's prior recommendation. In February 2009, we independently applied to the Commission for a finding of suitability. Since our CEO was named in the GGCA case, our application with the Commission remains in a pending status. Until such time the Commission acts on our application, we are authorized and continue to conduct business with California tribes, subject to each tribe's gaming agency's requirements. In the event the Commission reaches an adverse decision in the GGCA action, it could potentially prevent us from conducting future business in California and may influence other gaming regulatory agencies thereby negatively affecting our ability to conduct business in those jurisdictions. We believe the remaining allegations against GGCA and our CEO are inaccurate, moot, immaterial and/or do not apply to us. None of the allegations pertain to any operations performed by us within or outside of California. The matter is now, or will soon be, before the Commission, who has the authority to determine our suitability, subject to judicial review.

Note 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2013.

In March 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share.

There were 38,310,591 common shares and no preferred shares issued and outstanding at March 31, 2013.

Note 13. Related Party Transactions

We lease our offices from a related party that is related to our CEO. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month.

We have a note receivable from a related party. See Note 3.

We have a note payable to a related party. See Note 9.

Certain administrative, accounting and legal support services are performed by a related party of the CEO. We accrued or paid fees to the related party in the amount of $2,610 and $5,600 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 14. INCOME TAXES

Our forecasted effective tax rate at March 31, 2013 is 37.1%, a 37.1% increase from the 0.0% effective tax rate recorded at March 31, 2012. After discrete benefit of 5.1%, the effective tax rate for the quarter ending March 31, 2013 is 32.0%. The discrete benefit is primarily attributable to the recognition of state net operating losses.

Note 15. Stock Warrants and Options

Warrant activity. We have accounted for warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock. In prior years, we estimated the fair value of the warrants using the Black-Scholes option pricing model based on assumptions at the time of issuance.

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2012	2,017,382	$0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding – December 31, 2012	1,330,953	0.45
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – March 31, 2013	1,330,953	$0.45
Exercisable – March 31, 2013	—	—

Stock options. For the three months ended March 31, 2013 and 2012, we issued -0- and 92,500 stock options, respectively. Stock options issued to members of our Board of Directors were -0- and 92,500 for the three months ended March 31, 2013 and 2012, respectively. For our Board of Directors, the stock options were valued at the fair market value of the services performed that resulted in an expense of $8,000 for the three months ended March 31, 2012.

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

The cost of the options issued to the members of our Board of Directors and our Chief Financial Officer have been classified as share based compensation for the three months ended March 31, 2013 and 2012, respectively.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	615,000	$0.43
Issued	285,000	0.40
Exercised	—	—
Expired	(800,000)	—
Outstanding – December 31, 2012	100,000	0.45
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – March 31, 2013	100,000	$0.45
Exercisable – March 31, 2013	—	—

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

TableMAX agreement. In February 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles.  We created an operating division (the “TableMAX Division”) for the purpose of conducting sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner.  The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

TMAX assigned, for the term of the TMAX Agreement, all of its existing gaming installations to the TableMAX Division.  We agreed to furnish our intellectual property relating to our table game content for use by the TableMAX Division, royalty-free for the term of the TMAX Agreement.  The TMAX Agreement specifies annual performance targets whereby we are required, on a cumulative basis, to have minimum table placements.  If we fail to meet the performance criteria as defined in the TMAX Agreement, we will be required to pay TMAX the difference between TMAX’s share of the actual profit obtained by the TableMAX Division and the estimated profit that would have been obtained if the minimum performance criteria had been obtained.

We are responsible for the losses of the TableMAX Division however, TMAX agreed to reimburse us during the first 12 months from the date of the TMAX Agreement for operating expenses of the TableMAX Division up to a maximum of $600,000. Subsequent to the 12 months anniversary of the TMAX Agreement, TMAX notified us that they would continue to reimburse us for the losses attributed with the TableMAX Division through December 31, 2012. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement. While TMAX has not agreed to reimbursement of losses subsequent to December 31, 2012, we have not experienced significant losses attributable to the TableMAX Division.

Included in other current assets at March 31, 2013 is $38,925, representing reimbursement due from TMAX.

Note 17. Subsequent Events

California administrative licensing action update – In April 2013, the Office of Administrative Hearings released a proposed decision, finding some of the allegations without merit, affirmed others and returned the matter to the Commission. See Note 11 California administrative licensing action.

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2013 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements, other than the events discussed above.

NOTE 18. CORRECTION OF ERRORS AND RESTATEMENTS

We have restated our ending balances for March 31, 2012, as well as the balance sheet and statement of cash flows for March 31, 2012 to correct an error in our accounting. The error relates to an adjustment for foreign currency translation of the notes payable balance to Prime Table Games UK, which is recorded in the functional currency pound sterling. The adjustment records an unrealized translation adjustment to the accumulated other comprehensive income (loss) account. There was no effect on the statement of operations.

The following are the previous and corrected balances for the period ended March 31, 2012:

March 31, 2012 Financial Statements	Line Item	Corrected	Previously Stated
Balance Sheet	Notes payable, current portion	1,976,553	1,835,240
Balance Sheet	Notes payable, net of debt discount, net of current portion	19,734,391	20,035,366
Balance Sheet	Total liabilities	22,718,141	22,840,599
Balance Sheet	Accumulated other comprehensive (loss)	(242,258)	—
Balance Sheet	Total shareholders’ (deficit) equity	(58,374)	274,852

Statement of Cash Flows	Non-cash investing and financing activities:
	Effect of exchange rate on note payable in foreign currency	242,258	—
20

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

2. Increase our per unit price point by leveraging our Enhanced Table Systems; and

3. Grow our e-Table business.

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, SHFL Entertainment, Inc. has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

Grow our e-Table business. Our TMAX e-Tables are developed for us by TableMAX Corporation. Having installed the majority of TMAX e-Tables we received last year, we are awaiting the next major release of the TMAX e-Table, referred to as the “Model E.” We have been informed by TableMAX Corporation that the majority of the Model E’s development is complete and it has been submitted for regulatory approval with Gaming Labs International, an independent testing organization. We expect to offer this product to gaming operators in 2013.

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

Results of operations for the three months ended March 31, 2013. For the quarter ended March 31, 2013, our continuing operations generated gross revenues of $1,896,378 compared to gross revenues of $1,645,707 for the previous year’s comparable quarter, representing an increase of $250,671 or 15%.  This material increase was due primarily to the performances of the Prime Table Game assets added to our portfolio in October 2011 and the addition of e-Tables resulting from the TMAX Agreement in February 2011. Selling, general and administrative expenses for the quarter ended March 31, 2013, were $957,583 compared to $1,102,788 for the previous year’s first quarter, representing a $145,205 decrease, or 13%. The significant year-over-year changes in selling, general and administrative was comprised of the following items:

	Three months ended March 31,
	2013	2012
TMAX SG&A expenses	$91,729	$83,070
Legal expenses	89,321	188,367
Sales commissions	68,577	138,9798
Investor relations expense	32,973	6,816
Trade show expenses	31,048	15,794
Employee benefit expense	27,629	7,359
Share based compensation expense	1,451	80,250

The increase in TMAX expenses was primarily related to increased activity and ongoing maintenance of units in service. Legal expenses decreased due to the decreased activity in regulatory, compliance and litigation issues which arose during the latter half of 2011 and carried into 2012. Sales commissions decreased due to fewer new client bonuses being awarded. Investor relations expense has increased due to our investor visibility strategy. Employee benefit expense increased due to a larger participation rate in benefit programs by employees. Share based compensation expense in 2012 included a one-time grant of stock to employees, which was not repeated in 2013.

During the three months ended March 31, 2013, we accrued income taxes at the expected annualized rate of 37.1% as compared to annualized rate of 0.0% for the same period 2012. The increase in the expected annualized rate in 2013 was primarily due to recognition of net operating loss carryforwards recognized in 2012. In addition, a discrete tax benefit related to state net operating losses was recognized in the first quarter of 2013.

Liquidity and capital resources. As of March 31, 2013, we had total current assets of $2,081,536 and total assets of $21,920,759. This compares to $2,169,950 and $22,404,946, respectively for the period ended December 31, 2012. The decrease in current assets for the period ended March 31, 2013 reflects a lower accounts receivable balance and lower current deferred tax asset balance. Our total current liabilities as of March 31, 2013 were $3,528,187 versus $3,562,098 as of December 31, 2012. This decrease was primarily attributed to payment of trade payables and accrued expenses, which was offset by an increase in the current portion of notes payable, due to the expected increase in principal payments come 2014. Deferred revenue of $444,365 remained consistent at March 31, 2013 compared to $440,342 at December 31, 2012 due to flat sales revenues between the quarters.

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

At March 31, 2013, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the three months ended March 31, 2013, were net income of $103,797 and decreases in accounts receivable of $31,325 offset by increases in inventory of $98,548, increases in accounts payable of $23,048 and increases in accrued expenses of $57,824, for a total operating activities impact of an additional $482,686 of cash.

Cash flows used in investing activities for the three months ended March 31, 2013 were $11,845, primarily due to an increase in products leased or held for lease of $13,231. Cash used in financing activities during the three months ended March 31, 2013 was $571,048 which was completely comprised of principal payments towards long-term debt.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

(See Note 11 of Item 1 Financial Statements regarding current litigation.)

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 15, 2013

By: /s/ Robert Saucier Robert Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	May 15, 2013

By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Chief Financial Officer

