Form 10-Q
period 2013-06-30
Galaxy Gaming, Inc.
filed 2013-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,310,591 common shares as of August 14, 2013.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited);
5	Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited);
6	Statements of Comprehensive Income (Loss) for the six months ended June 30, 2013 and 2012 (unaudited);
7	Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited);
8-24	Notes to Financial Statements (unaudited);

 GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Current assets:
Cash and cash equivalents	$243,169	$398,424
Restricted cash	235,217	216,964
Accounts receivables, net allowance for bad debts of $41,165 and $44,223	1,049,730	1,026,768
Prepaid expenses	74,808	29,443
Inventory	322,381	217,772
Note receivable – related party, current portion	17,675	17,155
Deferred tax asset	138,667	341,823
Other current assets	46,856	42,375
Total current assets	2,128,503	2,290,724

Property and equipment, net	52,368	43,399
Products leased and held for lease, net	65,081	47,433
Intangible assets, net	17,755,964	18,550,416
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	366,409	371,106
Deferred income taxes	114,646	—
Other assets, net	9,056	10,868

Total assets	$21,583,027	$22,404,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,566	$286,983
Accrued expenses	213,363	251,734
Deferred revenue	480,712	440,342
Jackpot liabilities	238,363	222,109
Notes payable, current portion	2,547,079	2,360,930
Total current liabilities	3,771,083	3,562,098

Notes payable, net of debt discount, net of current portion	16,430,243	18,250,864
Deferred income taxes	75,497	—

Total liabilities	20,276,823	21,812,962

Commitments and Contingencies (See Note 11)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,310,591 shares issued and outstanding	38,311	38,311
Additional paid-in capital	2,115,999	2,113,097
Stock warrants	401,827	401,827
Accumulated deficit	(1,376,518)	(1,565,505)
Accumulated other comprehensive income (loss)	126,585	(395,746)
Total stockholders’ equity	1,306,204	591,984

Total liabilities and stockholders’ equity	$21,583,027	$22,404,946

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Product leases and royalties	$1,931,376	$1,774,535	$3,820,806	$3,402,855
Product sales and service	12,350	15,681	19,298	33,068
Total revenue	1,943,726	1,790,216	3,840,104	3,435,923
Costs and expenses:
Cost of ancillary products and assembled components	32,232	37,837	59,483	59,105
Selling, general and administrative	986,482	1,032,933	1,944,064	2,135,721
Research and development	138,835	87,470	239,280	148,675
Depreciation	11,280	4,288	21,440	8,553
Amortization	397,226	402,327	794,452	809,041
Total costs and expenses	1,566,055	1,564,855	3,058,719	3,161,095

Income (loss) from operations	377,671	225,361	781,385	274,828

Other income (expense):
Interest income	5,809	4,510	11,672	10,581
Interest expense	(258,543)	(218,367)	(515,560)	(445,114)
Gain on settlement	—	50,000	—	50,000
Total other income (expense)	(252,734)	(163,857)	(503,888)	(384,533)
Income (loss) before provision for income taxes	124,937	61,504	277,497	(109,705)
Benefit (provision) for income taxes	(39,747)	—	(88,510)	—
Net income (loss)	$85,190	$61,504	$188,987	$(109,705)

Basic income (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	38,310,591	38,310,591	38,310,591	37,922,716
Diluted	38,410,591	41,017,013	38,410,591	40,633,368

The accompanying notes are an integral part of the financial statements.

5

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013 (Unaudited)	2012 (Unaudited)
Net income (loss)	$188,987	$(109,705)
Other comprehensive income (loss):
Foreign currency translation adjustments	522,531	(49,736)
Total comprehensive income (loss)	$711,518	$(159,441)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
Cash flows from operating activities:	2013 (Unaudited)	2012 (Restated) (Unaudited)
Net income (loss) for the period	$188,987	$(109,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	21,440	33,059
Amortization expense	794,452	786,347
Amortization of debt discount	104,316	104,316
Provision for bad debts	—	15,000
Deferred income tax provision	88,510	—
Share-based compensation	2,902	88,249
Changes in operating assets and liabilities:
Increase in restricted cash	(18,253)	(23,597)
Increase in accounts receivable	(22,902)	(121,937)
(Increase) decrease in other current assets	(4,481)	6,505
Increase in inventory	(104,609)	(26,753)
(Increase) in prepaid expenses	(45,365)	(14,258)
Increase in accounts payable	4,583	36,019
(Decrease) increase in accrued expenses	(38,649)	18,570
Increase in deferred revenue	40,370	86,411
Increase in jackpot liabilities	16,254	24,193
Net cash provided by operating activities	1,027,555	902,419

Cash flows from investing activities:
Acquisition of property and equipment	(18,347)	—
Increase in note receivable	—	(7,383)
Payments received on note receivable	4,177	—
Increase in products leased or held for lease	(27,898)	—
Net cash used in investing activities	(42,068)	(7,383)

Cash flows from financing activities:
Principal payments on notes payable – related party	—	(469)
Principal payments on notes payable	(1,135,014)	(911,144)
Net cash used in financing activities	(1,135,014)	(911,613)

Effect of exchange rate changes on cash	(5,728)	—

Net decrease in cash and cash equivalents	(155,255)	(16,577)
Cash and cash equivalents – beginning of period	398,424	182,907
Cash and cash equivalents – end of period	$243,169	$166,330

Supplemental cash flow information:
Cash paid for interest	$515,560	$445,114
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	$603,774	$192,522

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

Products leased and held for lease. We provide products whereby we maintain ownership and charge a fee for the use of the product. Since we retain title to the equipment, we classify these assets as “products leased and held for lease” and they are shown on the accompanying balance sheets. These assets are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a three year period.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of the six months ended June 30, 2013 and 2012 we had revenues from one client account for 14.9% and 11.1% of total revenues, respectively. The amounts in accounts receivable related to this significant client at June 30, 2013 and 2012 was approximately $140,000 and $92,000, respectively

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

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

Additionally, clients may be invoiced for product sales at the time of shipment or delivery of the product. Revenue from the sale of our associated products is recognized when the following criteria are met:

- Persuasive evidence of an arrangement between us and our client exists;

- Shipment has occurred;

- The price is fixed and or determinable; and

- Collectability is reasonably assured or probable.

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

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	June 30, 2013	December 31, 2012
Note receivable	$384,084	$388,261
Less: current portion	(17,675)	(17,155)
Total long-term note receivable	$366,409	$371,106

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

Interest income associated with this note receivable was $11,560 and $12,020 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2012, there was an interest receivable balance of $5,740 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At June 30, 2013 and December 31, 2012, management believed that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	June 30, 2013	December 31, 2012
Trade show expense	$22,773	$4,520
IT system	20,524	9,065
Professional services	11,141	3,000
Other prepaid expenses	9,159	2,757
Insurance	8,691	8,096
Inventory costs	2,520	2,005
Total prepaid expenses	$74,808	$29,443

NOTE 5. INVENTORY

Inventory consisted of the following at:

	June 30, 2013	December 31, 2012
Raw materials and component parts	$185,460	$109,637
Finished goods	92,790	80,291
Work-in-process	77,026	60,739
Subtotal	355,276	250,667
Less: inventory reserve	(32,895)	(32,895)
Total inventory	$322,381	$217,772

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	June 30, 2013	December 31, 2012
Computer equipment	$67,914	$51,516
Furniture and fixtures	73,771	73,772
Office equipment	12,270	10,320
Leasehold improvements	6,367	6,367
	160,322	141,975
Less: accumulated depreciation	(107,954)	(98,576)
	$52,368	$43,399

Included in depreciation expense was $9,378 and $8,873 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	June 30, 2013	December 31, 2012
Enhanced table systems	$126,471	$98,573
Less: accumulated depreciation	(61,390)	(51,140)
Products leased and held for lease, net	$65,081	$47,433

Included in depreciation expense was $10,251 and $22,694 related to products leased and held for lease for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	June 30, 2013	December 31, 2012
Intellectual property	$16,355,967	$16,355,967
Territory	150,000	150,000
Non-compete	660,000	660,000
Customer relationships	3,400,000	3,400,000
	20,565,967	20,565,967
Less: Accumulated amortization	(2,810,003)	(2,015,551)
	$17,755,964	$18,550,416

Amortization expense was $794,452 and $786,347 for the six months ended June 30, 2013 and 2012, respectively.

Included in intangible assets at June 30, 2013 and December 31, 2012 are other intangible assets of $150,000. This amount relates to the 2008 purchase of a regional territory from an outside sales representative. The total value of this agreement was $150,000 and the resulting intangible asset has an infinite life.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games:

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	June 30, 2013	December 31, 2012
Commissions	$67,388	$67,026
Salaries & payroll taxes	64,585	65,052
Vacation	60,815	50,949
Trade show expenses	15,601	—
Professional fees	2,500	63,510
Accrued interest	2,474	2,505
Other accrued expenses	—	2,692
Total accrued expenses	$213,363	$251,734
15

NOTE 10. NOTES PAYABLE

Notes payable consists of the following at:

	June 30, 2013	December 31, 2012
Note payable – related party	$1,109,191	$1,122,915
Notes payable, net of debt discount - PTG	17,868,131	19,488,879
	18,977,322	20,611,794
Less: Current portion	(2,547,079)	(2,360,930)
	$16,430,243	$18,250,864

The note payable – related party requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC, the payments were to be made on GGLLC’s behalf directly to Bank of America. As of August 1, 2013, GGLLC directed us to begin making payments to Carpathia Associates, LLC (“Carpathia”), an entity related to our CEO. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. The note payable between GGLLC and Bank of America is the subject of litigation. See Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2012

In October 2011, we closed an asset acquisition with Prime Table Games. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000.

Maturities our notes payable are as follows:

Maturities as of June 30,	Total
2014	$2,547,079
2015	3,118,755
2016	3,777,881
2017	5,227,662
2018	4,478,502
Thereafter	992,337
Total notes payable	$20,142,216
Less: debt discount	(1,164,894)
Notes payable, net of debt discount	$18,977,322

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. In addition to our offices, we rent various temporary storage facilities in the range of $150 to $460 a month. All temporary facilities have rental agreements with a monthly term. Total rent expense was $81,746 and $76,986 for the six months ended June 30, 2013 and 2012, respectively.

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

Twelve Months Ended June 30,	Annual Obligation (Estimate)
2014	$196,728
2015	224,100
2016	235,305
2017	247,068
2018	253,170
Thereafter	873,786
Total Estimated Lease Obligations	$2,030,157

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

California administrative licensing action – In March 2003, Galaxy Gaming of California, LLC (“GGCA”), an independent entity managed by GGLLC, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California. At the time, our CEO was a member of GGCA and was required to be included in the application process. On July 11, 2013 we received notice that the California Gambling Control Commission (“Commission”) denied the applications of our CEO and GGCA for a finding of suitability (the “Finding”). The Commission then denied a request for stay or any further reconsideration of the matter on July 25, 2013.

As a result of this decision, the Department of Justice of the State of California, on August 1, 2013, issued a letter returning our application for a Finding of Suitability, declining to process our corporate application in California as well.

On August 9, 2013, GGCA and Mr. Saucier filed and served a petition for writ of mandate with the Sacramento County Superior Court, asking the Court to issue a writ directing the Commission to find GGCA and Mr. Saucier suitable. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. The Finding against Mr. Saucier, as demonstrated by the return of our application by the Department of Justice of the State of California, has and will subject us to certain increased, material, known and unknown risks and uncertainties of materially adverse effects on our business and/or prospects, including possible restrictions against us from doing business in California (and possibly other states). Please see the form 8-K, filed by us on July 30, 2013 for further details regarding these risks.

Bank of America action. In October 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable between GGLLC and BofA. See Note10 and Note 13. The complaint, filed in the Eighth Judicial District Court in the State of Nevada, alleges we received valuable assets from GGLLC in 2007 for little or no consideration. In the complaint, BofA seeks to collect in full the outstanding principal and any accrued interest owed under the promissory note.

Note 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2013.

In March 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share.

There were 38,310,591 common shares and no preferred shares issued and outstanding at June 30, 2013.

Note 13. Related Party Transactions

We lease our offices from the Saucier Business Trust, an entity that is related to our CEO. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. Total payments made to this related party was $62,159 for each six month period ended June 30, 2013 and 2012. The Saucier Business Trust filed for bankruptcy on May 2, 2013 (the “Bankruptcy”), however it is not expected the Bankruptcy will have a direct impact on our tenancy.

We have a note receivable from Abyss, LLC, an entity that is related to our CEO. This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance as of the six month period ended June 30, 2013 and 2012 were $384,084 and $399,323, respectively. Interest income associated with this note receivable was $11,560 and $10,570 for the six month period ended June 30, 2013 and 2012, respectively.

We have a note payable to a related party, GGLLC, an entity that is controlled by our CEO. The note payable required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC the payments were to be made on GGLLC’s behalf directly to Bank of America. As of August 1, 2013, GGLLC directed us to begin making payments to Carpathia Associates, LLC (“Carpathia”), an entity related to our CEO. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. Additionally, Bank of America has filed a complaint against us. See Note 11 for further details.

Certain administrative, accounting and legal support services are performed by Carpathia. We accrued or paid fees to the related party in the amount of $3,105 and $14,550 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 14. INCOME TAXES

Our forecasted effective tax rate at June 30, 2013 is 37.6%, a 37.6% increase from the 0.0% effective tax rate recorded at June 30, 2012. After discrete benefit of 5.7%, the effective tax rate for the six months ending June 30, 2013 is 31.9%. The discrete benefit is primarily attributable to the recognition of state net operating losses.

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2012	2,017,382	$0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding – December 31, 2012	1,330,953	0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding – June 30, 2013	616,667	$0.51
Exercisable – June 30, 2013	—	—

Stock options. For the six months ended June 30, 2013 and 2012, we issued -0- and 138,750 stock options, respectively. Stock options issued to members of our Board of Directors were -0- and 138,750 for the six months ended June 30, 2013 and 2012, respectively. For our Board of Directors, the stock options were valued at the fair market value of the services performed that resulted in an expense of $16,000 for the six months ended June 30, 2012.

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

The cost of the options issued to the members of our Board of Directors and our Chief Financial Officer have been classified as share based compensation for the six months ended June 30, 2013 and 2012, respectively.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	615,000	$0.43
Issued	285,000	0.40
Exercised	—	—
Expired	(800,000)	—
Outstanding – December 31, 2012	100,000	0.45
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – June 30, 2013	100,000	$0.45
Exercisable – June 30, 2013	—	—

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

Included in other current assets at June 30, 2013 is $38,925, representing reimbursement due from TMAX.

Note 17. Subsequent Events

California administrative licensing action update – On July 11, 2013 we received notice that the California Gambling Control Commission (“Commission”) denied the applications of our CEO Robert Saucier and related party Galaxy Gaming of California, LLC (“GGCA”) for a finding of suitability (the “Finding”). The Commission’s decision related to Mr. Saucier personally, and GGCA, which is a predecessor entity to our Company. The Commission confirmed in a letter dated July 25, 2013 that it would not issue a stay or reconsider the matter further.

As a result of this decision, the Department of Justice of the State of California, on August 1, 2013, issued a letter returning our application for a Finding of Suitability, declining to process our corporate application in California as well.

On August 9, 2013, GGCA and Mr. Saucier filed and served a petition for writ of mandate with the Sacramento County Superior Court, asking the Court to issue a writ directing the Commission to find GGCA and Mr. Saucier suitable. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. The Finding against Mr. Saucier, as demonstrated by the return of our application by the Department of Justice of the State of California, has and will subject us to certain increased, material, known and unknown risks and uncertainties of materially adverse effects on our business and/or prospects, including possible restrictions against us from doing business in California (and possibly other states). We are currently having discussions with various regulators as to the options available to us.

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2013 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements, other than the events discussed above.

NOTE 18. CORRECTION OF ERRORS AND RESTATEMENTS

We have restated our ending balances for June 30, 2012, as well as the balance sheet and statement of cash flows for June 30, 2012 to correct an error in our accounting. The error relates to an adjustment for foreign currency translation of the notes payable balance to Prime Table Games UK, which is recorded in the functional currency pound sterling. The adjustment records an unrealized translation adjustment to the accumulated other comprehensive income (loss) account. There was no effect on the statement of operations.

The following are the previous and corrected balances for the period ended June 30, 2012:

June 30, 2012 Financial Statements	Line Item	Corrected	Previously Stated

Balance Sheet	Notes payable, current portion	2,074,693	2,071,080
Balance Sheet	Notes payable, net of debt discount, net of current portion	19,038,821	18,992,698
Balance Sheet	Total liabilities	22,248,190	22,198,454
Balance Sheet	Accumulated other comprehensive (loss)	(49,736)	—
Balance Sheet	Total shareholders’ equity	203,662	253,398

Statement of Cash Flows	Net cash provided by operating activities	902,419	872,046
Statement of Cash Flows	Net cash used in investing activities	(7,383)	(5,570)
Statement of Cash Flows	Net cash used in financing activities	(911,613)	(859,455)
Statement of Cash Flows	Non-cash investing and financing activities:
	Effect of exchange rate on note payable in foreign currency	192,522	—
24

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

California administrative licensing action – In March 2003, Galaxy Gaming of California, LLC (“GGCA”), an independent entity managed by GGLLC, submitted an application to the California Gambling Control Commission (the “Commission”) for a determination of suitability for licensure to do business with tribal gaming operations in California. At the time, our CEO was a member of GGCA and was required to be included in the application process. The Division of Gambling Control of the California Department of Justice (“Division”) processed the application and in 2005 made an initial recommendation to the Commission alleging GGCA was unsuitable. Claiming the information compiled by the Division was inaccurate and the process seriously flawed and biased, GGCA and our CEO, requested the Commission assign an administrative law judge to further adjudicate the process in December 2006. The Commission granted their request and required the Division to first submit a statement of issues (“SOI”) against GGCA, which was filed in October 2009.

In February 2009, we independently applied to the Commission for a finding of suitability. We also sought the abandonment of the GGCA application. Since the Division (subsequently renamed the “Bureau of Gambling Control”), named our CEO in the SOI, the Commission decided to not process our application until resolution of the administrative action relating to GGCA. It also did not act upon our request to abandon the GGCA application. During these proceedings, we were entitled to conduct business in California, provided that we obtain the requisite authorization with each tribe in California either through license or an exempt status determination.

On July 11, 2013 we received notice that the California Gambling Control Commission (“Commission”) denied the applications of our CEO and GGCA for a finding of suitability (the “Finding”). On July 25, 2013, further correspondence was received from the Commission stating that it no longer had jurisdiction to act on a request for stay or petition for reconsideration and that therefore such a request would not be placed on a Commission agenda for consideration or further deliberation.

Then on August 1, 2013, the Department of Justice of the State of California (“DOJCA”) issued a letter returning our application for a Finding of Suitability based on the prior California Gambling Control Commission ruling on July 11, 2013. As a result, DOJCA declined to process our application based on this ruling.

On August 9, 2013, GGCA and Mr. Saucier filed and served a petition for writ of mandate with the Sacramento County Superior Court. The petition asks the Superior Court to issue a writ directing the Commission to find GGCA and Mr. Saucier suitable. The basis of the petition is that the Commission had no jurisdiction to act when issuing the decision, and that the Commission acted arbitrarily and capriciously in making its factual findings. After filing of the petition, there is a briefing process that must be followed, and it is not expected that a hearing will be held on the petition until late 2013, or early 2014. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. The Finding against Mr. Saucier has and will subject us to certain increased, material, known and unknown risks and uncertainties of materially adverse effects on our business and/or prospects, including a complete bar against us from doing business in California (and possibly other states). Please see the form 8-K, filed by us on July 30, 2013 for further details regarding these risks.

We are currently having discussions with various regulators as to the options available to us.

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

Results of operations for the six months ended June 30, 2013. For the quarter ended June 30, 2013, our continuing operations generated gross revenues of $1,943,726 compared to gross revenues of $1,790,216 for the previous year’s comparable quarter, representing an increase of $153,510 or 9%.  This material increase was due primarily to the performance of the Prime Table Game assets added to our portfolio in October 2011 and entrance into new markets and territories. Selling, general and administrative expenses for the quarter ended June 30, 2013, were $986,752 compared to $1,032,933 for the previous year’s second quarter, representing a $46,181 decrease, or 4%. The significant year-over-year changes in selling, general and administrative was comprised of the following items:

	Three months ended June 30,
	2013	2012
Salary & wages	$315,220	$292,649
Sales commissions	202,269	256,162
Legal expenses	65,742	156,022
Investor relations expenses	55,567	4,284
Advertising & marketing expenses	54,729	29,203

The increase in salary & expenses was related to additional headcount and salary adjustments. Sales commissions decreased due to fewer new client bonuses being awarded. Legal expenses decreased due to the decreased activity in regulatory, compliance and litigation issues which arose during the latter half of 2011 and carried into 2012. Investor relations expense has increased due to implantation of our investor visibility strategy, which began in late 2012. Advertising & marketing expenses increased due to additional awareness programs and increase visibility at regional conferences and trade shows.

During the three months ended June 30, 2013, we accrued income taxes at the expected annualized rate of 37.6% as compared to annualized rate of 0.0% for the same period 2012. The increase in the expected annualized rate in 2013 was primarily due to recognition of net operating loss carryforwards recognized in 2012. In addition, a discrete tax benefit related to state net operating losses.

Liquidity and capital resources. As of June 30, 2013, we had total current assets of $2,128,503 and total assets of $21,583,027. This compares to $2,290,724 and $22,404,946, respectively for the period ended December 31, 2012. The decrease in current assets for the period ended June 30, 2013 was primarily impacted by a lower cash balance and utilization and reclassification of deferred tax assets. Our total current liabilities as of June 30, 2013 were $3,771,083 versus $3,562,098 as of December 31, 2012. This increase was primarily attributed to an increase in our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2014.

We have undertaken certain growth initiatives to expand our recurring revenue base. As such we have made investments in personnel, inventory and research related to the development of our enhanced table systems. Additionally, we have increased our sales and marketing budget and spent monies on regulatory efforts for the purpose of expanding our distribution network. We are also subject to several regulatory investigations and proceedings which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital we will need to evaluate the reduction of operating expenses.

At June 30, 2013, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the six months ended June 30, 2013, were net income of $188,987 and increases in accounts receivable of $22,902 offset by increases in inventory of $104,609, increases in accounts payable of $4,583 and decreases in accrued expenses of $38,649, for a total operating activities impact of an additional $1,027,555 of cash.

Cash flows used in investing activities for the six months ended June 30, 2013 were $42,068, primarily due to an increase in our products leased or held for lease of $27,898. Cash used in financing activities during the six months ended June 30, 2013 was $1,135,014 which was completely comprised of principal payments towards long-term debt.

We intend to fund our continuing operations through increased sales. Additionally the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. Despite this funding there is no assurance that we will be successful in raising additional funding, if necessary. If we are not able to secure additional funding, the implementation of our business plan could be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 14, 2013

By: /s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer

Galaxy Gaming, Inc.

Date:	August 14, 2013

By: /s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	/s/ ROBERT B. SAUCIER August 14, 2013
Title	Robert B. Saucier
Date	Chief Executive Officer (Principal Executive Officer)

Signature	/s/ GARY A. VECCHIARELLI August 14, 2013
Title	Gary A. Vecchiarelli
Date	Chief Financial Officer (Principal Financial and Accounting Officer)

