Form 10-Q
period 2013-09-30
Galaxy Gaming, Inc.
filed 2013-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,310,591 common shares as of November 14, 2013.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited);
5	Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited);
6	Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2013 and 2012 (unaudited);
7	Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited);
8-20	Notes to Financial Statements (unaudited);

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	September 30, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Current assets:
Cash and cash equivalents	$194,995	$398,424
Restricted cash	242,087	216,964
Accounts receivables, net allowance for bad debts of $36,770 and $44,223	1,223,431	1,026,768
Prepaid expenses	37,187	29,443
Inventory	350,032	217,772
Note receivable – related party, current portion	17,942	17,155
Deferred tax asset	142,613	341,823
Other current assets	84,925	42,375
Total current assets	2,293,212	2,290,724

Property and equipment, net	49,614	43,399
Products leased and held for lease, net	62,620	47,433
Intangible assets, net	17,208,738	18,550,416
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	365,356	371,106
Deferred income taxes	232,241	—
Other assets, net	8,150	10,868

Total assets	$21,310,931	$22,404,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$336,572	$286,983
Accrued expenses	269,054	251,734
Deferred revenue	496,335	440,342
Jackpot liabilities	250,111	222,109
Notes payable, current portion	2,758,355	2,360,930
Total current liabilities	4,110,427	3,562,098

Notes payable, net of debt discount, net of current portion	16,182,576	18,250,864
Deferred income taxes	27,024	—

Total liabilities	20,320,027	21,812,962

Commitments and Contingencies (See Note 11)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,310,591 shares issued and outstanding	38,311	38,311
Additional paid-in capital	2,117,451	2,113,097
Stock warrants	401,827	401,827
Accumulated deficit	(1,397,501)	(1,565,505)
Accumulated other comprehensive income (loss)	(169,184)	(395,746)
Total stockholders’ equity	990,904	591,984

Total liabilities and stockholders’ equity	$21,310,931	$22,404,946

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:
Product leases and royalties	$2,025,665	$1,856,984	$5,846,471	$5,250,055
Product sales and service	110,394	16,544	129,692	59,396
Total revenue	2,136,059	1,873,528	5,976,163	5,309,451
Costs and expenses:
Cost of ancillary products and assembled components	14,322	18,001	73,805	74,389
Selling, general and administrative	1,217,376	994,537	3,161,441	3,155,617
Research and development	107,948	84,199	347,228	230,217
Depreciation	13,487	5,108	34,927	47,845
Amortization	397,226	424,641	1,191,678	1,179,521
Impairment of intangible assets	150,000	—	150,000	—
Total costs and expenses	1,900,359	1,526,486	4,959,079	4,687,589

Income (loss) from operations	235,700	347,042	1,017,084	621,862

Other income (expense):
Interest income	5,722	9,918	17,395	20,507
Interest expense	(260,350)	(227,484)	(775,910)	(672,598)
Gain on settlement	—	—	—	50,000
Total other income (expense)	(254,628)	(217,566)	(758,515)	(602,091)
Income (loss) before provision for income taxes	(18,928)	129,476	258,569	19,771
Benefit (provision) for income taxes	(2,055)	—	(90,565)	—
Net income (loss)	$(20,983)	$129,476	$168,004	$19,771

Basic income (loss) per share	$(0.00)	$0.00	$0.00	$0.00
Diluted income (loss) per share	$(0.00)	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	38,310,591	38,310,591	38,310,591	38,052,008
Diluted	38,310,591	40,019,044	38,310,591	40,551,927

The accompanying notes are an integral part of the financial statements.

5

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013 (Unaudited)	2012 (Unaudited)
Net income	$168,004	$19,771
Other comprehensive income (loss):
Foreign currency translation adjustments	226,562	(225,331)
Total comprehensive income (loss)	$394,566	$(205,560)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
Cash flows from operating activities:	2013 (Unaudited)	2012 (Restated) (Unaudited)
Net income for the period	168,004	$19,771
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	34,927	47,845
Amortization expense	1,191,678	1,179,521
Amortization of debt discount	156,474	156,474
Provision for bad debts	—	15,000
Deferred income tax provision	90,565	—
Share-based compensation	4,354	89,701
Impairment of intangible assets	150,000	—
Changes in operating assets and liabilities:
(Increase) in restricted cash	(25,123)	(187,523)
(Increase) in accounts receivable	(193,608)	(254,336)
(Increase) decrease in other current assets	(42,550)	8,867
(Increase) in inventory	(164,136)	(29,186)
(Increase) decrease in prepaid expenses	(7,744)	29,984
Increase in accounts payable	48,841	54,243
Increase (decrease) in accrued expenses	16,990	(64,585)
Increase in deferred revenue	55,993	101,015
Increase in jackpot liabilities	28,002	187,040
Net cash provided by operating activities	1,512,667	1,353,831

Cash flows from investing activities:
Acquisition of property and equipment	(21,735)	(16,584)
Increase in note receivable	—	(6,030)
Payments received on note receivable	4,963	—
Net cash used in investing activities	(16,772)	(22,614)

Cash flows from financing activities:
Principal payments on notes payable – related party	—	(469)
Principal payments on notes payable	(1,702,937)	(1,371,445)
Net cash used in financing activities	(1,702,937)	(1,371,914)

Effect of exchange rate changes on cash	3,613	—

Net decrease in cash and cash equivalents	(203,429)	(40,697)
Cash and cash equivalents – beginning of period	398,424	182,907
Cash and cash equivalents – end of period	194,995	$142,210

Supplemental cash flow information:
Cash paid for interest	515,560	$505,083
Inventory transferred to leased assets	31,876	$—
Cash paid for income taxes	—	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	124,400	$225,331

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refers to Galaxy Gaming, Inc., a Nevada corporation. “GGLLC” refers to Galaxy Gaming, LLC, a Nevada limited liability company that was a predecessor of the Company’s business, but is not directly associated with Galaxy Gaming, Inc.

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

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique, stand-alone games with their own unique set of rules and strategies. Examples of Premium Games include such popular titles as Texas Shootout, Three Card Poker, Emperor’s Challenge, High Card Flush and WPT Heads’Up Hold’em. Typically, Premium Games command a higher price point per unit than Side Bets.

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

Basis of presentation. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained herein and in our Form 10-K filed with the SEC as of and for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

In 2008, we acquired territory rights from an outside sales representative to sell and distribute in the State of California for $150,000. The purchase price was fully allocated to territory intangible assets and assigned an indefinite life. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. See Note 11. Accordingly, we recorded a $150,000 impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during the three month period ended September 30, 2013.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of the nine months ended September 30, 2013 and 2012 we had revenues from one client account for 15.7% and 12.7% of total revenues, respectively. The amounts in accounts receivable related to this significant client at September 30, 2013 and December 31, 2012 was approximately $224,000 and $132,000, respectively.

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property.  Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement. Revenue from the sale of equipment or ancillary products is recorded in accordance with the contractual shipping terms.

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
10

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

Recently adopted accounting standards – not adopted

In March 2013, the FASB issued an ASU requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary. This ASU will be effective prospectively for our 2014 first quarter and is not expected to have a material impact on our financial statements.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	September 30, 2013	December 31, 2012
Note receivable	$383,298	$388,261
Less: current portion	(17,942)	(17,155)
Total long-term note receivable	$365,356	$371,106

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

Interest income associated with this note receivable was $17,114 and $18,985 for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was an interest receivable balance of $11,741 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At September 30, 2013 and December 31, 2012, management believed that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	September 30, 2013	December 31, 2012
IT system	$15,451	$9,065
Trade show expense	7,588	4,520
Professional services	4,975	3,000
Property taxes	4,483	—
Inventory costs	2,520	2,005
Other prepaid expenses	2,170	2,757
Insurance	—	8,096
Total prepaid expenses	$37,187	$29,443

NOTE 5. INVENTORY

Inventory consisted of the following at:

	September 30, 2013	December 31, 2012
Raw materials and component parts	$191,777	$109,637
Finished goods	115,974	80,291
Work-in-process	75,176	60,739
Subtotal	382,927	250,667
Less: inventory reserve	(32,895)	(32,895)
Total inventory	$350,032	$217,772

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	September 30, 2013	December 31, 2012
Furniture and fixtures	$76,031	$73,772
Computer equipment	69,042	51,516
Office equipment	12,270	10,320
Leasehold improvements	6,367	6,367
	163,710	141,975
Less: accumulated depreciation	(114,096)	(98,576)
	$49,614	$43,399

Included in depreciation expense was $15,520 and $13,661 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	September 30, 2013	December 31, 2012
Enhanced table systems	$130,449	$98,573
Less: accumulated depreciation	(67,829)	(51,140)
Products leased and held for lease, net	$62,620	$47,433

Included in depreciation expense was $16,689 and $22,694 related to products leased and held for lease for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8. INTELLECTUAL PROPERTY AND INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	September 30, 2013	December 31, 2012
Intellectual property	$16,355,967	$16,355,967
Customer relationships	3,400,000	3,400,000
Non-compete	660,000	660,000
Territory rights	—	150,000
	20,415,967	20,565,967
Less: Accumulated amortization	(3,207,229)	(2,015,551)
	$17,208,738	$18,550,416

Amortization expense was $1,191,678 and $1,179,521 for the nine months ended September 30, 2013 and 2012, respectively.

Included in intangible assets at December 31, 2012 are territory rights of $150,000, which are the result of a 2008 purchase from an outside sales representative to sell and distribute in the State of California. At September 30, 2013, we recorded an impairment of $150,000 to the territory rights. See Note 11.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games:

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	September 30, 2013	December 31, 2012
Professional fees	$93,250	$63,510
Commissions	76,970	67,026
Salaries & payroll taxes	55,843	65,052
Vacation	40,611	50,949
Accrued interest	2,380	2,505
Other accrued expenses	—	2,692
Trade show expenses	—	—
Total accrued expenses	$269,054	$251,734

NOTE 10. NOTES PAYABLE

Notes payable consists of the following at:

	September 30, 2013	December 31, 2012
Note payable – related party	$1,102,361	$1,122,915
Notes payable, net of debt discount - PTG	17,838,570	19,488,879
	18,940,931	20,611,794
Less: Current portion	(2,758,355)	(2,360,930)
	$16,182,576	$18,250,864

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

Maturities of our notes payable are as follows:

Maturities as of September 30,	Total
2014	$2,758,354
2015	3,364,682
2016	4,066,011
2017	5,392,680
2018	4,185,340
Thereafter	286,600
Total notes payable	$20,053,667
Less: debt discount	(1,112,736)
Notes payable, net of debt discount	$18,940,931

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. In addition to our offices, we rent various temporary storage facilities in the range of $150 to $460 a month. All temporary facilities have rental agreements with a monthly term. Total rent expense was $109,398 and $106,460 for the nine months ended September 30, 2013 and 2012, respectively.

Based upon our current growth projections, we anticipate either renewing our existing lease agreement and/or expanding our operations with a lease of a second office, or in the alternative, we may elect to not renew our existing lease and seek an entirely new facility sometime in 2014. The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2014 through 2018 and are based upon our current estimates of our projected needs and our forecast of the commercial real estate market in Las Vegas. These estimates are summarized as follows:

Twelve Months Ended September 30,	Annual Obligation (Estimate)
2014	$209,457
2015	250,134
2016	262,361
2017	275,198
2018	288,678
Thereafter	121,736
Total Estimated Lease Obligations	$1,407,564

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

California administrative action – In March 2003, Galaxy Gaming of California, LLC (“GGCA”), an independent entity managed by GGLLC, submitted an application to the California Gambling Control Commission (“California Commission”) for a determination of suitability to conduct business with tribal gaming operations in California. At the time, our CEO was a member of GGCA and was required to be included in the application process. On July 11, 2013 we became aware that the California Commission denied the applications of our CEO and GGCA for a finding of suitability. The California Commission then denied a request for stay or any further reconsideration of the matter on July 25, 2013.

As a result of this decision, the Department of Justice of the State of California, on August 1, 2013, issued a letter returning our application for a Finding of Suitability, effectively rejecting our corporate application in California as well.

On August 9, 2013, GGCA and our CEO filed a motion for writ of mandate with the Sacramento County Superior Court, asking the Court for a judicial review of the California Commission’s ruling. A hearing on the motion has been scheduled for June 13, 2014. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. In September 2013, we were notified that until this matter is resolved, we are not permitted to conduct business in California. The California, matter has and will subject us to certain increased, material, known and unknown risks and uncertainties of materially adverse effects on our business and/or prospects. Please see the form 8-K, filed by us on July 30, 2013 for further details regarding these risks.

Included in total revenues for the nine months ending September 30, 2013 was approximately $167,000 sourced from California clients.

Washington administrative notice. In March 2012, we received a notice of administrative charges from the Washington State Gambling Commission (“Washington Commission”) as a result of a routine audit conducted by them in 2010. The notice alleged untimely notifications, predominantly by predecessor companies.

In September 2013, the Washington Commission withdrew all charges and cleared us of any and all alleged wrongdoing. We are obligated to reimburse the costs of their routine audit, which amounted to $129,000. Of that amount, $20,000 was previously paid and expensed in 2010 and the remaining $109,000 will be paid quarterly over the next twelve months. The amount of $109,000 has been accrued and recognized for the three month period ending September 30, 2013 and is included in selling, general & administrative expenses on the statement of operations.

Note 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2013.

In March 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share.

There were 38,310,591 common shares and no preferred shares issued and outstanding at September 30, 2013.

Note 13. Related Party Transactions

We lease our offices from the Saucier Business Trust, an entity that is related to our CEO. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. Total payments made to this related party was $93,239 for each nine month period ended September 30, 2013 and 2012. The Saucier Business Trust filed for bankruptcy on May 2, 2013 (the “Bankruptcy”), however it is not expected the Bankruptcy will have a direct impact on our tenancy.

We have a note receivable from Abyss Group, LLC, an entity that is related to our CEO. This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance as of September 30, 2013 and December 31, 2012 was $383,298 and $388,261, respectively. Interest income associated with this note receivable was $17,114 and $18,985 for the nine month periods ended September 30, 2013 and 2012, respectively.

We have a note payable to a related party, GGLLC, an entity that is controlled by our CEO. The note payable required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of the nine month period ended September 30, 2013 and 2012 was $1,102,361 and $1,122,915, respectively. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC the payments were to be made on GGLLC’s behalf directly to Bank of America. As of August 1, 2013, GGLLC directed us to begin making payments to Carpathia Associates, LLC (“Carpathia”), an entity related to our CEO. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. Additionally, Bank of America has filed a complaint against us. See Note 11 for further details.

Certain administrative, accounting and legal support services are performed by Carpathia. We accrued or paid fees to the related party in the amount of $3,105 and $24,175 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 14. INCOME TAXES

Our forecasted effective tax rate at September 30, 2013 is 38.06%, a 38.06% increase from the 0.0% effective tax rate recorded at September 30, 2012. After discrete benefit of (41.47%), the effective tax rate for the nine months ending September 30, 2013 is 35.1%. The discrete benefit is primarily attributable to the recognition of state net operating losses.

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2012	2,017,382	$0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding – December 31, 2012	1,330,953	0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding – September 30, 2013	616,667	$0.51
Exercisable – September 30, 2013	—	—

Stock options. For the nine months ended September 30, 2013 and 2012, we issued -0- and 285,000 stock options, respectively. Stock options issued to members of our Board of Directors were -0- and 185,000 for the nine months ended September 30, 2013 and 2012, respectively. For our Board of Directors, the stock options were valued at the fair market value of the services performed that resulted in an expense of $8,000 for the nine months ended September 30, 2012.

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

The cost of the options issued to the members of our Board of Directors and our Chief Financial Officer have been classified as share based compensation for the nine months ended September 30, 2013 and 2012, respectively.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	615,000	$0.43
Issued	285,000	0.40
Exercised	—	—
Expired	(800,000)	—
Outstanding – December 31, 2012	100,000	0.25
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – September 30, 2013	100,000	$0.25
Exercisable – September 30, 2013	—	—

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

TableMAX agreement. In February 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”), a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX.  Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles.  We created an operating division (the “TableMAX Division”) for the purpose of conducting sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property.  The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of, or an agent of TMAX. The term of the TMAX Agreement is five years.  At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division.  Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer.  If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

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

Included in other current assets at September 30, 2013 is $69,449, representing reimbursement due from TMAX.

Note 17. Subsequent Events

In accordance with ASC 855-10, we have analyzed our operations subsequent to September 30, 2013 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

NOTE 18. CORRECTION OF ERRORS AND RESTATEMENTS

We have restated our ending balances for September 30, 2012, as well as the balance sheet and statement of cash flows for September 30, 2012 to correct an error in our accounting. The error relates to an adjustment for foreign currency translation of the notes payable balance to Prime Table Games UK, which is recorded in the functional currency pound sterling. The adjustment records an unrealized translation adjustment to the accumulated other comprehensive income (loss) account. There was no effect on the statement of operations.

The following are the previous and corrected balances for the period ended September 30, 2012:

September 30, 2012 Financial Statements	Line Item	Corrected	Previously Stated

Balance Sheet	Notes payable, current portion	2,216,028	2,192,095
Balance Sheet	Notes payable, net of debt discount, net of current portion	18,664,938	18,463,539
Balance Sheet	Total liabilities	22,128,164	21,902,833
Balance Sheet	Accumulated other comprehensive (loss)	(225,331)	-
Balance Sheet	Total shareholders’ equity	158,993	384,324

Statement of Cash Flows	Net cash provided by operating activities	1,353,831	1,384,322
Statement of Cash Flows	Net cash used in investing activities	(22,614)	30,103
Statement of Cash Flows	Net cash used in financing activities	(1,371,914)	(1,267,599)
Statement of Cash Flows	Non-cash investing and financing activities:
	Effect of exchange rate on note payable in foreign currency	225,331	-
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

California administrative licensing action – In September 2013, we were notified by the California Bureau of Gambling Control (“Bureau”) that we are not permitted to conduct business in California. We were informed this notice was due to an adverse decision by the California Commission pertaining to a finding of suitability of GGCA and our CEO, who was formerly a member of GGCA. Please see the form 8-K, filed by us on July 30, 2013 for further details. At the time of the Bureau’s notice, our revenue from California clients was approximately $60,000 per quarter. While the implications from this notice have not significantly impacted our financial results for the three months ended September 30, 2013, we do not expect to recognize any revenue from California clients beginning October 1, 2013.

We and our CEO are actively involved in correcting the California matter. On August 9, 2013, a petition for writ of mandate was filed and served with the Sacramento County Superior Court on behalf of GGCA and our CEO. The petition asks the Superior Court to issue a writ directing the California Commission to find GGCA and our CEO suitable. The basis of the petition included evidence and arguments supporting that the California Commission had no jurisdiction to act when issuing the decision and acted arbitrarily and capriciously in making its factual finding. A hearing on the petition is scheduled in June 2014. Although there can be no assurances that the judicial review will be successful or that our CEO will be found suitable, we remain optimistic that we will be able to re-enter the California market in 2014.

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

Results of operations for the nine months ended September 30, 2013. For the quarter ended September 30, 2013, our continuing operations generated gross revenues of $2,136,059 compared to gross revenues of $1,873,528 for the previous year’s comparable quarter, representing an increase of $262,531 or 14.0%.  Of this increase, $104,000 was related to the sale of several lifetime licenses of our Lucky Ladies product. Additionally, approximately $49,000 was recorded as licensing revenue due to the result of a routine revenue audit of an international client. The remainder of the increase was due primarily to the performance of the Prime Table Game assets added to our portfolio in October 2011 and entrance into new markets and territories. Selling, general and administrative expenses for the quarter ended September 30, 2013, were $1,217,376 compared to $994,537 for the previous year’s third quarter, representing an increase of $222,839, or 22.4%. The significant year-over-year changes in selling, general and administrative was comprised of the following items:

	Three months ended September 30,
	2013	2012
Legal & regulatory expenses	$241,455	$139,518
Advertising & marketing expenses	107,133	67,343
Royalty expense	44,208	—
Investor relations expenses	43,833	5,646

The increase in legal & regulatory expenses was primarily related to litigation costs for the administrative action with California. Additionally, legal & regulatory expenses included $109,000 for reimbursement of routine audit fees due to the Washington State Gambling Commission. Advertising & marketing expense increased due to expanded marketing efforts, promotional programs and increased visibility at regional conferences and trade shows. Royalty expense increased due to significant expansion of products Bonus Craps, High Card Flush and World Poker Tour branded products. Investor relations expense has increased due to implantation of our investor visibility strategy, which began in late 2012.

During the three months ended September 30, 2013, we accrued income taxes at the expected annualized rate of 38.06% as compared to annualized rate of 0.0% for the same period 2012. The increase in the expected annualized rate in 2013 was primarily due to recognition of net operating loss carryforwards recognized in 2012. In addition, a discrete tax expense related to state net operating losses was recognized.

Liquidity and capital resources. As of September 30, 2013, we had total current assets of $2,293,212 and total assets of $21,310,931. This compares to $2,290,724 and $22,404,946, respectively for the period ended December 31, 2012. The decrease in current assets for the period ended September 30, 2013 was primarily impacted by a lower cash balance and utilization and reclassification of deferred tax assets. Our total current liabilities as of September 30, 2013 were $4,110,427 versus $3,562,098 as of December 31, 2012. This increase was primarily attributed to an increase in our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2014.

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

At September 30, 2013, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the nine months ended September 30, 2013, were net income of $168,004, increases in accounts receivable of $193,608, increases in inventory of $164,136, offset by increases in deferred revenue of $55,993 and increases in accounts payable of $48,841 for a total operating activities impact of an additional $1,512,667 of cash.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $16,772, primarily due to an increase in our property and equipment of $21,735, offset by payments received on our note receivable of $4,963. Cash used in financing activities during the nine months ended September 30, 2013 was $1,702,937 which was completely comprised of principal payments towards long-term debt.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the nine months ended September 30, 2013 we incurred other comprehensive income of $226,562. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. There remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the nine months ended September 30, 2013.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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
27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 14, 2013

By: /s/ ROBERT B. SAUCIER Robert B. Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	November 14, 2013

By: /s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/s/ ROBERT B. SAUCIER Chief Executive Officer (Principal Executive Officer) November 14, 2013

Robert B. Saucier

/s/ GARY A. VECCHIARELLI Chief Financial Officer (Principal Financial and Accounting Officer) November 14, 2013

Gary A. Vecchiarelli

