Form 10-Q/A
period 2013-09-30
Galaxy Gaming, Inc.
filed 2013-11-18
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Galaxy Gaming, Inc. (the “Company”) for the quarter ended September 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

2

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 18, 2013

By: /s/ ROBERT B. SAUCIER Robert B. Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	November 18, 2013

By: /s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

/s/ ROBERT B. SAUCIER

Robert B. Saucier

Title Chief Executive Officer (Principal Executive Officer)

Date November 18, 2013

/s/ GARY A. VECCHIARELLI

Gary A. Vecchiarelli

Title Chief Financial Officer (Principal Financial and Accounting Officer)

Date November 18, 2013

4