Form 10-K
period 2013-12-31
Galaxy Gaming, Inc.
filed 2014-03-31
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $4,246,738.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  38,485,591 as of March 31, 2014.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refers to Galaxy Gaming, Inc., a Nevada corporation, the company filing this report. Unless indicated otherwise, the terms and titles, “Chief Executive Officer,” “CEO,” “Chairman,” “Chairman of the Board” and “President” refers to Mr. Robert B. Saucier; “CFO,” “Chief Financial Officer,” “Secretary” and “Treasurer,” refers to Mr. Gary A. Vecchiarelli; “Board” refers to the Company’s board of directors.

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

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and beginning in 2011, to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia, Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 3,700 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Side Bets	Premium Games
21 Magic	Buffalo Blackjack Bonus
21+3 Classic Blackjack	Deuces Wild
21+3 Top 3 Blackjack	Emperor’s Challenge
21+3 Xtreme Blackjack	Four the Money
All 6 for Three Card Poker	High Card Flush
Bonus Blackjack	Kokomo Stud
Bonus Craps	Player’s Edge 21
Bust Bonus	Random Wild
Colors for Pai Gow Poker	Rainbow Poker
D-T Dice for Pai Gow Poker	Roulette Craps
Double Action Blackjack	Super 3 Poker
Double Match	Texas Shootout
Emperor’s Treasure	Three Card Poker
JoKolor for Pai Gow Poker	Three Card Split
Lucky 8 Baccarat	Triple Attack Blackjack
Lucky Ladies	Two Way Hold’em Casino Poker
Pai Gow Insurance	World Poker Tour® Heads Up Hold’em
Prime for Three Card Poker	YES Dice
Poker 3 Bonus
Quick Draw
Share the Wealth
Suited Royals
Super Pairs
Triple Match

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. We include three products in this category: our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share.

Enhanced Table Systems: Bonus Jackpot System. The Bonus Jackpot System facilitates a jackpot players can win by making a qualified wager. The jackpot is awarded to a player (or players) upon obtaining a specific triggering event. Our Bonus Jackpot System allows for two-way communication between gaming tables located anywhere in the world using one or more data processing centers. We believe this achievement for casino table games was the first of its kind in the world. The worldwide availability of connecting tables has been made possible through an agreement we entered into with Amazon Web Services, a unit of Amazon.com.

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

Our revenues consist of primarily recurring royalties received from our clients for the licensing of our game content and other products. Typically over 95% of our total revenues are recurring. In 2013, recurring revenues represented 98% of our total revenues. These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%. In lieu of reporting as “gross profit,” this amount would be comparable to “revenues less cost of ancillary products and assembled components” on our financial statements. Additionally, we receive non-recurring revenue as reimbursement from the sale of associated products.

A significant portion of the Company’s business is conducted with four large clients who operate numerous casinos throughout North American and the United Kingdom. Revenues from these significant clients accounted for approximately 33.5% and 32.1% of revenues in 2013 and 2012, respectively.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

STRATEGY

We believe entertaining casino games will enhance players’ experiences and generate brand loyalty, resulting in increased profits for our casino clients. We continue to expand our product offering by focusing on innovative products and services. As we continue to develop and enhance our brand names and reputation, we anticipate expanding to new product lines that complement our overall strategy and enhance our market presence.

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

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Bally Technologies, Inc. (formerly SHFL Entertainment, Inc.), has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

In addition, we are constantly seeking to acquire marketable products developed by others. Since 2010, we have made six successful asset acquisitions. In 2010, we acquired the Deuces Wild Hold’em Fold’em and Random Wild games and associated intellectual property from T&P Gaming, Inc. In October 2011, we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker from Prime Table Games. Those games are currently played on approximately 700 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean. Prime Table Games’ intellectual property portfolio included 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. In November 2011, we acquired the table games Bonus Craps, Four The Money, Rainbow Poker and Roulette Craps together with nine patents, various trademarks and an assignment of existing licensing agreements with various casinos throughout the United States from Lakes Entertainment, Inc. In March 2012, we acquired Double Action Blackjack as a result of a settlement with Unax Service, LLC. In September 2012, we acquired High Card Flush from Red Card Gaming, Inc., which was awarded two awards: the 2012 Casino Journal’s “Best New Table Game,” as voted on by casino table game managers and “Best Traditional Table Game” as awarded by Casino Enterprise Management Magazine. In 2014, we acquired Lucky Win Baccarat to enhance our Baccarat game portfolio.

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

Grow our e-Table business. Our TableMAX product line is developed for us by TableMAX Corporation. Having installed the majority of TableMAX e-Tables we received from TableMax Corporation, we are awaiting the next major release of the TableMAX e-Table, referred to as the “Model E.” In 2013, we were informed by TableMAX Corporation that the Model E’s development was completed. We acquired the requisite approvals for the Model E in 2013 and began to offering this product to gaming operators in 2014.

COMPETITION

We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending.  Our competition for casino placement and the attention of players comes from a variety of sources, including companies that design and market proprietary table games, electronic table game platforms, e-Tables and other gaming products.

With respect to our Proprietary Table Games, we compete with several companies who primarily develop and license proprietary table games.  Our competitors include, but are not limited to, Bally Technologies, DEQ Systems, TCS/John Huxley, and Masque Publishing. Competition in this product group is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  Larger competitors have superior capital resources, distribution and product inventory than we do.  We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels.  We have been able to increase our placements of table games not only because of the general growth of casino gaming, but also by displacing other proprietary and public domain table game products.

With respect to our Enhanced Table Systems, we compete primarily with Bally Technologies and DEQ Systems. Bally Technologies has a progressive jackpot system it uses with its proprietary table games. DEQ Systems, which has limited game content, often uses its platform with other companies’ games including ours and Bally Technologies.

With respect to our Inter-Casino Jackpot System, we compete primarily with Bally Technologies. We believe the methodology used by our Inter-Casino Jackpot System will likely become popular and as a result, we anticipate new competitors in the future.

With respect to our e-Table system, there are numerous other companies that manufacture and/or sell e-Tables that are similar. These companies include, but are not limited to, TCS/John Huxley, Aristocrat, Interblock, Aruze Gaming Corporation, Novomatic Industries, PokerTek, Inc. and Bally Technologies. Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and slots.  One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on e-Table platforms. In 2010, we entered into a royalty agreement with PokerTek, Inc. to license our game content whereby we would receive royalties for the use of our products if placed on their electronic platform.  In 2013, we earned minimal royalties from this agreement. We anticipate we will receive minimal revenues from this agreement in 2014 as well.

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

We believe that one of our strengths is identifying new product opportunities and developing new products. Therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  We have incurred approximately $467,000 and $333,000 in research and development expenditures during 2013 and 2012, respectively. Consistent with our increased focus on development of new products, we anticipate increased research and development expenditures in 2014.

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

GOVERNMENT REGULATION

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products.  The manufacturing and distribution of casino games, gaming equipment, systems technology, and related services, as well as the operation of casinos, is all subject to regulation by a variety of federal, state, international, tribal, and local agencies with the majority of oversight provided by individual state gaming control boards. While the regulatory requirements vary by jurisdiction, most require:

·	Findings of suitability for the company, individual officers, directors, key employees and major shareholders
·	Documentation of qualification, including evidence of financial stability
·	Specific approvals for gaming equipment manufacturers and distributors
·	Licenses, registrations and/or permits

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

Gaming jurisdictions.  Gaming jurisdictions that have legalized gaming typically require various licenses, registrations, findings of suitability, permits, and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control.  In general, such requirements involve restrictions and approvals.  Additionally, we license and/or lease our products through licensed distributors. We offer our products throughout most of the United States, Canada, Caribbean, South Africa, United Kingdom and selected parts of Europe.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business.  We maintain our corporate office at 6980 O’Bannon Drive, Las Vegas, Nevada.  We currently pay rent to a related party pursuant to a lease entered into effective in 2010 with a current monthly rental payment of $10,359. We currently occupy 6,200 square feet and have executed a lease on a building approximately 24,000 square feet in size. See Note 11 in Item 8 for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. A description of these matters is contained in Note 11 in Item 8 and incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace (“OTCQB”), which has effectively replaced the OTC Bulletin Board as the primary market for SEC and bank reporting securities that trade off the exchanges. The OTCQB marketplace offers informed trading for securities of smaller or developing companies that are reporting to a U.S. regulator (SEC, Bank or Insurance). Our ticker symbol trades under the symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCQB.

	2013		2012
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
December 31,	0.27	0.17	0.25	0.18
September 30,	0.29	0.20	0.26	0.16
June 30,	0.30	0.24	0.29	0.17
March 31,	0.27	0.19	0.28	0.13

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

HOLDERS OF OUR COMMON STOCK

As of March 31, 2014, we had 38,485,591 shares of our common stock issued and outstanding, held by approximately 300 shareholders.

DIVIDEND POLICY

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

·	We would not be able to pay our debts as they become due in the usual course of business
·	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

TRANSFER AGENT

Our stock transfer agent and registrar is Empire Stock Transfer, Inc. located at 1859 Whitney Mesa Drive, Henderson, Nevada 89014. Their telephone number is (702) 818-5898.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not yet adopted any formal equity compensation plans. In anticipation of establishing an equity compensation plan we:

·	On March 29, 2012, our Board agreed to an initial employee stock grant program which granted 802,500 shares to 12 different employees in various grant sizes.
·	As condition of his employment agreement, our Board granted options to Gary A. Vecchiarelli, our CFO to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.25). Such options will vest over three years as follows: 33% on the first anniversary (July 1, 2013) and in equal monthly installments for the remaining 24 months.
·	As condition of a consulting agreement effective February 13, 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of the Company’s restricted common stock. Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015. Additionally, the Contractor will also receive options to purchase 37,500 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter.
·	As condition of his Board of Directors Director Service Agreement, effective March 1, 2014, Norm DesRosiers, Director, was granted a restricted stock unit award veering 100,000 shares of the Company’s common stock. The restricted stock unit award will vest immediately. Mr. DesRosiers will also receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter.

RECENT SALES OF UNREGISTERED SECURITIES

On October 1, 2011, as a part of the asset acquisition structure for Prime Table Games, 2,000,000 shares valued at $0.24 each were issued separately to the two owners of Prime Table Games.

On February 13, 2014, we entered into a consulting agreement with an independent contractor (the “Contractor”). The Contractor was granted 150,000 shares of our restricted common stock of which 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015. Additionally, the Contractor will also receive options to purchase 37,500 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter.

Effective March 1, 2014, Mr. Norm DesRosiers agreed to serve as a member of our Board of Directors. In connection with his appointment, Mr. DesRosiers was granted a restricted stock unit award, covering 100,000 shares of our common stock. The restricted stock unit award vests immediately. We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter. Mr. DesRosiers will receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

The offering and sale of our shares were exempt from registration under rule 506 of Regulation D.  The shares were offered exclusively to accredited and/or sophisticated investors and there was no solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2013 and 2012 and balance sheet data as of December 31, 2013 and 2012 from our audited financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data and balance sheet data for the years ended December 31, 2011, 2010 and 2009 from our audited financial statements that do not appear in this annual report.

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

	Years ended December 31,
Statement of Operations Data:	2013 (3)	2012 (2)	2011 (2)	2010	2009 (1)

Total revenues	$8,218,598	$7,222,550	$3,684,865	$2,950,157	$2,765,674
Net income (loss)	563,317	621,726	(473,336)	(135,861)	(447,711)
EBITDAS (4)	3,434,215	2,847,459	147,212	18,154	(266,266)
Statement of Cash Flows Data:

Net cash provided by (used in) operating activities	$2,375,798	$2,093,495	$(273,425)	$(136,671)	$(421,587)
Net cash (used in) provided by investing activities	(17,690)	(14,788)	(10,175)	(2,704)	19,918
Net cash (used in) provided by financing activities	(2,323,599)	(1,866,471)	22,073	174,970	784,623

Balance Sheet Data:

Cash and cash equivalents	$438,502	$398,424	$182,907	$444,434	$408,839
Current assets	2,385,009	2,290,724	1,448,272	988,972	1,008,994
Total assets	21,227,355	22,404,946	23,115,411	1,921,782	1,725,661
Current liabilities	4,302,173	3,562,098	3,061,780	739,750	1,031,936
Total liabilities	19,948,112	21,812,962	22,775,599	1,148,448	2,204,328
Shareholders’ equity (deficit)	1,279,243	591,984	339,812	33,584	(478,667)

(1)	During 2009, we disposed of a real estate investment in a non-cash trade for 50,000 shares of common stock resulting in a loss of $99,950 from discontinued operations. This amount has been included in net loss for 2009.

(2)	In 2011, we made a significant acquisition of assets from Prime Table Game, LLC and Prime Table Games UK. The allocation of the total purchase price to the net assets acquired is as follows:

Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Debt discount	1,530,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$22,680,000

We transferred the following consideration for the net assets acquired:

Common stock – 2,000,000 shares	$480,000
Note payable – Prime Table Games LLC	12,200,000
Note payable – Prime Table Games UK	10,000,000
Total	$22,680,000

(3)	In 2013, we recorded a $150,000 impairment charge to reduce the carrying value of the intangible asset to its estimated fair value.

(4)	In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding EBITDAS. EBITDAS includes adjusting net income/(loss) to exclude interest, taxes, depreciation, amortization and share based compensation. EBITDAS is not a measure of performance defined in accordance with U.S. GAAP. However, EBITDAS is used by management to evaluate our operating performance. Management believes that disclosure of the EBITDAS metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates its performance. When combined with U.S. GAAP results, management believes EBITDAS provides a comprehensive understanding of our financial results. EBITDAS should not be considered as an alternative to net income/(loss) or to net cash provided by/(used in) operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income/(loss) from operations to EBITDAS is as follows:

	Years ended December 31,
EBITDAS Reconciliation:	2013	2012	2011	2010	2009

Net income (loss)	$563,317	$621,726	$(473,336)	$(135,861)	$(447,711)
Interest income	(23,259)	(21,600)	(24,821)	(26,150)	(29,265)
Interest expense	1,034,118	882,547	142,002	114,409	176,671
Income tax provision (benefit)	69,767	(341,823)	—	—	—
Depreciation	45,562	50,488	40,149	12,833	16,040
Amortization	1,588,905	1,564,969	435,218	26,258	7,040
Impairment of intangible assets	150,000	—	—	—	—
Share based compensation expense	5,805	91,152	28,000	26,665	10,959
EBITDAS	$3,434,215	$2,847,459	$147,212	$18,154	$(266,266)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Plan of operation. See Item 1 Business and Note 1 in Item 8 for a more detailed discussion of our business, strategy and a description of each of our product categories.

Results of operations for the years ended December 31, 2013 and 2012. For the year ended December 31, 2013 our gross revenues increased $996,048 or 14% to $8,218,598, as compared to $7,222,550 in 2012.  The increase was due primarily to the performance of the Prime Table Game assets added to our portfolio in October 2011, entrance into new markets and territories and the focus on premium games, which command a higher price point per unit. Our gross revenues include $8,077,763 or 98.2%, which were derived from recurring product leases and royalties in 2013, compared to $7,144,744 or 98.9% in 2012. We consider our revenues from product leases and royalties to be our recurring revenues, and expect such revenues to provide the majority of our income going forward.

Additionally, the sale or reimbursement of our products and manufactured equipment increased $63,029 or 81% to $140,835 in 2013 from $77,806 in 2012. This increase included $104,000, which was related to the sale of several lifetime licenses of our Lucky Ladies product. Our cost of ancillary products and assembled components increased $38,825 or 51% to $106,030 in 2013 from $70,205 in 2012. The majority of this increase was directly related to the increase in product sales and service. However, the sale of lifetime licenses did not include any direct expenses, which accounts for the disproportionate increases between the related revenue and expense accounts.

Selling, general and administrative expenses increased $103,750 or 2.5% to $4,217,252 in 2013 compared to $4,113,502 in 2012. The increase was primarily due to increased sales related expenses including sales commissions, payroll, travel and trade shows; increases in regulatory costs associated with product approvals and gaming licenses in new jurisdictions; and increases in legal expenses associated with the ongoing legal proceedings.  Research and development expenses increased $134,370 or 40% to $466,906 in 2013 compared to $332,536 in 2012. Our research and development costs increased due to additional full-time employees and increased emphasis on product development.

In 2013, we recognized a $150,000 impairment charge to reduce the carrying value of an intangible asset to its estimated fair value. This intangible was the result of an acquisition of territory rights from an outside sales representative to sell and distribute in the State of California. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. We do not anticipate impairment of any other intangible assets nor have any assets acquired from Prime Table Games been impaired to date.

Total interest expense increased $151,571 or 17% to $1,034,118 for 2013, compared to $882,547 in 2012. The increase in interest expense is due to the contractual interest rate increase in payments related to the Prime Table Games acquisition.

Income before taxes increased $353,181 or 126% to $633,084 in 2013, compared to $279,903 in 2012. This is attributable to the increase in our total revenues, which continue to experience high margins. Consequently, our net income decreased $58,409 or 9% to $563,317 in 2013 compared to $621,726 in 2012. This decrease was primarily driven by the recognition of tax benefits in 2012 of $341,823, which included tax benefits related to net operating loss carryforwards and foreign tax credits. The tax expense of $69,767 during 2013 was primarily the result of tax on current year income and the true up of previously recorded deferred tax assets.

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

As of December 31, 2013 we had total current assets of $2,385,009 and total assets of $21,227,355. Our total current liabilities as of December 31, 2013 were $4,302,173 and total liabilities were $19,948,112. Of our current assets, we had $438,502 in cash and equivalents as of December 31, 2013. We had restricted cash of $244,416 related to jackpot liabilities. Such funds are restricted by regulatory guidelines and may not be used for operations. The corresponding jackpot liability of $246,522 has been recorded in current liabilities. The difference of $2,106 represents December’s outstanding client billing related to the player funded portion of the jackpot.

Our operating activities provided $2,375,798 in cash for the year ended December 31, 2013 compared to $2,093,495 for the year ended December 31, 2012. The primary component of our positive operating cash flow for the year ended December 31, 2013 was due to the increased pre-tax profit from operations. The growth in the deferred revenue account represents our continued overall revenue growth.

Additionally, investing activities used cash of $17,690 for the year ended December 31, 2013, which includes acquisition of property and equipment of $22,653.

Cash used in financing activities during the year ended December 31, 2013 were $2,323,599, primarily relating to debt principal payments on the Prime Table Games asset acquisition.

We intend to fund our continuing operations through increased sales and ongoing operations. Additionally, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements.

We granted employees 802,500 shares of stock at a fair value of $0.10 per share of common stock in 2012. This was the only issuance of common stock in 2012 and we did not receive any proceeds from this grant. The grant has been recorded as share-based compensation expense and is included in selling, general & administrative expense on the statement of operations in 2012.

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

Off balance sheet arrangements. As of December 31, 2013 there were no off balance sheet arrangements.

Significant equipment. While we anticipate purchases of furniture and equipment in conjunction with our move into a new headquarters, we do not anticipate such purchases to be significant.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Galaxy Gaming, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

March 26, 2014

GALAXY GAMING, INC.

BALANCE SHEETS

	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$438,502	$398,424
Restricted cash	244,416	216,964
Accounts receivables, net allowance for bad debts of $36,770 and $44,223	1,273,797	1,026,768
Prepaid expenses	34,973	29,443
Inventory	297,480	217,772
Note receivable – related party, current portion	18,212	17,155
Deferred tax asset	27,119	341,823
Other current assets	50,510	42,375
Total current assets	2,385,009	2,290,724

Property and equipment, net	44,952	43,399
Products leased and held for lease, net	85,883	47,433
Intangible assets, net	16,811,511	18,550,416
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	365,086	371,106
Deferred tax assets, net of current portion	436,669	—
Other assets, net	7,245	10,868
Total assets	$21,227,355	$22,404,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,754	$286,983
Accrued expenses	322,402	251,734
Income taxes payable	34,655	—
Deferred revenue	526,922	440,342
Jackpot liabilities	246,522	222,109
Notes payable, current portion	2,929,918	2,360,930
Total current liabilities	4,302,173	3,562,098

Notes payable, net of debt discount, net of current portion	15,645,939	18,250,864

Total liabilities	19,948,112	21,812,962

Commitments and Contingencies (See Note 11)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; 38,310,591 shares issued and outstanding at December 31, 2013 and 2012, respectively	38,311	38,311
Additional paid-in capital	2,330,676	2,113,097
Stock warrants	190,053	401,827
Accumulated deficit	(1,002,188)	(1,565,505)
Accumulated other comprehensive (loss)	(277,609)	(395,746)
Total stockholders’ equity	1,279,243	591,984
Total liabilities and stockholders’ equity	$21,227,355	$22,404,946

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
Revenue:
Product leases and royalties	$8,077,763	$7,144,744
Product sales and service	140,835	77,806
Total revenue	8,218,598	7,222,550
Costs and expenses:
Costs of ancillary products and assembled components	106,030	70,205
Selling, general and administrative	4,217,252	4,113,502
Research and development	466,906	332,536
Depreciation	45,562	50,488
Amortization	1,588,905	1,564,969
Impairment of intangible assets	150,000	—
Total costs and expenses	6,574,655	6,131,700
Income from operations	1,643,943	1,090,850
Other income (expenses)
Interest income	23,259	21,600
Interest expense	(1,034,118)	(882,547)
Gain on settlement	—	50,000
Total other income (expense)	(1,010,859)	(810,947)
Income before provision for income taxes	633,084	279,903
Provision for income taxes	(69,767)	341,823
Net income	$563,317	$621,726
Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02
Weighted average number of shares outstanding
Basic	38,310,591	38,109,966
Diluted	38,310,591	38,310,591

The accompanying notes are an integral part of the financial statements.

 GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012
Net income	$563,317	$621,726
Other comprehensive income :
Foreign currency translation adjustments, net of tax benefit	118,137	(460,706)
Total comprehensive income	$681,454	$161,020

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Stock	Stock Subscription	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Warrants	Receivable	Deficit	Income (Loss)	Equity

Beginning balance, January 1, 2012	37,508,091	$37,507	$1,915,311	$513,181	$(3,916)	$(2,187,231)	$64,960	$339,812
Net income	—	—	—	—	—	621,726	—	621,726
Other comprehensive loss	—	—	—	—	—	—	(460,706)	(460,706)
Share based compensation	802,500	804	90,348	—	—	—	—	91,152
Expiration of previously issued warrants	—	—	111,354	(111,354)	—	—	—	—
Write-off of uncollectible stock subscription receivable	—	—	(3,916)	—	3,916	—	—	—
Balance, December 31, 2012	38,310,591	38,311	2,113,097	401,827	—	(1,565,505)	(395,746)	591,984
Net income	—	—	—	—	—	563,317	—	563,317
Other comprehensive income	—	—	—	—	—	—	118,137	118,137
Share based compensation	—	—	5,805	—	—	—	—	5,805
Expiration of previously issued warrants	—	—	211,774	(211,774)	—	—	—	—
Balance, December 31, 2013	38,310,591	$38,311	$2,330,676	$190,053	$—	$(1,002,188)	$(277,609)	$1,279,243

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Cash flows from operating activities:	2013	2012
Net income for the year	$563,317	$621,726
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	45,562	50,488
Amortization expense	1,588,905	1,564,969
Amortization of debt discount	208,632	208,632
Bad debt expense	—	35,000
Deferred income tax provision	69,767	(341,823)
Share-based compensation	5,805	91,152
Impairment of intangible assets	150,000	—
Changes in operating assets and liabilities:
Increase in restricted cash	(27,452)	(199,743)
Increase in accounts receivable	(246,809)	(218,440)
(Increase) decrease in other current assets	(8,135)	70,138
Increase in inventory	(138,997)	(48,026)
(Increase) decrease in prepaid expenses	(5,530)	28,207
(Decrease) increase in accounts payable	(45,260)	12,407
Increase (decrease) in accrued expenses	70,345	(86,245)
Increase in income taxes payable	34,655	—
Increase in deferred revenue	86,580	104,294
Increase in jackpot liabilities	24,413	200,759
Net cash provided by operating activities	2,375,798	2,093,495

Cash flows from investing activities:
Acquisition of property and equipment	(22,653)	(18,467)
Payments received on note receivable	4,963	3,679
Net cash used in investing activities	(17,690)	(14,788)

Cash flows from financing activities:
Principal payments on notes payable	(2,323,599)	(1,866,471)
Net cash used in provided by financing activities	(2,323,599)	(1,866,471)

Effect of exchange rate changes on cash	5,569	3,281

Net increase in cash and cash equivalents	40,078	215,517
Cash and cash equivalents – beginning of year	398,424	182,907
Cash and cash equivalents – end of year	$438,502	$398,424

Supplemental cash flow information:
Cash paid for interest	$825,486	$673,915
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activities information:
Inventory transferred to leased assets	$59,288	$47,416
Effect of exchange rate on note payable in foreign currency	$79,030	$225,331

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

In October 2011, we executed an asset purchase agreement (“PTG Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games” or “PTG”). Under the terms of the PTG Agreement, we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played on approximately 700 tables in 200 casinos in the United States, the United Kingdom and in the Caribbean (Three Card Poker rights are limited to the British Isles). The intellectual property portfolio includes 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. We continue to develop products using the intellectual property acquired as a result of this transaction. See Note 16.

Description of business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 3,700 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique stand-alone games with their own unique set of rules and strategies. Examples of Premium Games include such popular titles as High Card Flush, World Poker Tour Heads Up Hold’em, Three Card Poker and Emperor’s Challenge. Typically, Premium Games command a higher price point per unit than Side Bets.

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 16. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted.  The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability. As of December 2013, the TableMAX system offers several of our Proprietary Side Bets including Lucky Ladies and 21+3.

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

In 2008, we acquired territory rights from an outside sales representative to sell and distribute in the State of California for $150,000. The purchase price was fully allocated to territory intangible assets and assigned an indefinite life. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. See Note 11. Accordingly, we recorded a $150,000 impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during 2013.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of December 31, 2013 and 2012, we had the following client revenue concentrations:

	Location	2013 Revenue	2012 Revenue
Client A	North America	15.4%	12.5%
Client B	United Kingdom	7.6%	8.4%
Client C	United Kingdom	5.3%	6.6%
Client D	North America	5.2%	4.6%

The amounts in accounts receivable related to these significant client at December 31, 2013 and 2012 were approximately $576,000 and $404,000, respectively.

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

Research and development. We incur research and development costs to develop our new and next-generation products. Our products reach commercial feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

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

Income taxes. The company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease the Company’s income tax provision or benefit. As of December 31, 2013, the Company had a valuation allowance of $221,443 against foreign tax credit carryovers.

The Company follows the provisions contained in ASC Topic 740, Income Taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Judgment is required in determining the provision for incomes taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates

Basic income (loss) per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and warrants, if applicable, during the year, using the treasury stock method.

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

Recently adopted accounting standards

Qualitative impairment assessment for goodwill and other indefinite-lived intangibles. In July 2012, the FASB issued an ASU that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which we adopted during our fiscal year 2013. The adoption of the guidance has not had a material impact on our financial statements.

New accounting standards not yet adopted

Presentation of an unrecognized tax benefit. In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies the balance sheet presentation of such items and is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We believe that the adoption of this update will primarily result in increased disclosures.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable at December 31, 2013 and 2012 was as follows:

	2013	2012
Note receivable	$383,298	$388,261
Less: current portion	(18,212)	(17,155)
Total long-term note receivable	$365,086	$371,106

A note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. Interest income associated with this note receivable was $23,070 and $21,600 for the years ended December 31, 2013 and 2012, respectively. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At December 31, 2013, management believed that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012
Insurance	$12,579	$8,096
IT system	8,923	9,065
Professional services	5,436	3,000
Property taxes	3,325	—
Inventory costs	2,520	2,005
Regulatory compliance expenses	1,868	—
Rent	175	—
Other prepaid expenses	147	2,757
Trade show expense	—	4,520
Total prepaid expenses	$34,973	$29,443

NOTE 5. INVENTORY

Inventory consists of the following as of December 31, 2013 and 2012:

	2013	2012
Raw materials and component parts	$182,351	$109,637
Finished goods	95,579	80,291
Work-in-process	52,445	60,739
Subtotal	330,375	250,667
Less: inventory reserve	(32,895)	(32,895)
Total inventory	$297,480	$217,772

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Computer equipment	$69,960	$51,516
Furniture and fixtures	76,031	73,772
Office equipment	12,270	10,320
Leasehold improvements	6,367	6,367
	164,628	141,975
Less: accumulated depreciation	(119,676)	(98,576)
Property and equipment, net	$44,952	$43,399

Included in depreciation expense was $21,100 and $17,705 related to property and equipment for the years ended December 31, 2013 and 2012, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at December 31, 2013 and 2012:

	2013	2012
Enhanced table systems	$157,861	$98,573
Less: accumulated depreciation	(71,978)	(51,140)
Products leased and held for lease, net	$85,883	$47,433

Included in depreciation expense was $20,839 and $32,783 related to products leased and held for lease for the years ended December 31, 2013 and 2012, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Territory rights	—	150,000
	20,415,967	20,565,967
Less: accumulated amortization	(3,604,456)	(2,015,551)
Intangible assets, net	$16,811,511	$18,550,416

Included in amortization expense was $1,588,905 and $1,564,969 related to the above intangible assets for the years ended December 31, 2013 and 2012, respectively.

Included in intangible assets at December 31, 2012 are territory rights of $150,000, which are the result of a 2008 purchase from an outside sales representative to sell and distribute in the State of California. The purchase price was fully allocated to territory intangible assets and assigned an indefinite life. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. See Note 11 for details regarding the California administrative action. Due to the exit from California we recorded a $150,000 impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during 2013.

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at December 31, 2013 and 2012:

	2013	2012
Commissions	$92,744	$67,026
Professional fees	75,000	63,510
Salaries & payroll taxes	59,266	65,052
Trade show expenses	48,718	—
Vacation	41,216	50,949
Other accrued expenses	3,015	2,692
Accrued interest	2,443	2,505
Total accrued expenses	$322,402	$251,734

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2013 and 2012:

	2013	2012
Note payable – related party	$1,095,181	$1,122,915
Notes payable – PTG, net of debt discount	17,480,676	19,488,879
	18,575,857	20,611,794
Less: current portion	(2,929,918)	(2,360,930)
Total long-term debt	$15,645,939	$18,250,864

The note payable – related party requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC, the payments were to be made on GGLLC’s behalf directly to Bank of America. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. Additionally, Bank of America filed a complaint against us in 2012, which was settled in February 2014. See Note 11 for further details.

In October 2011, we closed an asset acquisition with Prime Table Games (“PTG Assets”). Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million (GBP). The fair value of the notes, net of the debt discount, was $20,670,000 at the time of issuance. The note terms are summarized as follows:

	Monthly Payment Amounts
Payment Year	Prime Table Games, LLC (in USD)	Prime Table Games UK (in GBP)	Interest Rate
2012	$100,000	£64,000	3%
2013	130,000	76,800	4%
2014	160,000	89,600	5%
2015	190,000	102,400	6%
2016	220,000	115,200	7%
2017	220,000	115,200	8%
2018	220,000	115,200	9%

In the event future monthly revenue received by us from the PTG Assets is less than 90% of the notes monthly payment due to Prime Table Games, then the note payments at our option, may be adjusted to the higher of $100,000 per month (for Prime Table Games, LLC) and £64,000 per month (for Prime Table Games UK) or 90% of the monthly revenue amount generated from the PTG Assets. If we engage in this payment adjustment election, the note shall not be deemed in default and the interest rate of the note will increase 2% per annum for the duration of the note or until the standard payment schedule resumes.

The notes are collateralized by the all of the assets acquired from Prime Table Games LLC and Prime Table Games UK.

Maturities of our long-term debt as of December 31, 2013 are as follows:

Maturities as of:	Total
2014	$2,929,918
2015	3,562,771
2016	4,297,758
2017	5,489,776
2018	3,356,212
Total long term debt	$19,636,435
Less: debt discount	(1,060,578)
Long-term debt, net of debt discount	$18,575,857

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. In addition to our offices, we rent various temporary storage facilities in the range of $150 to $460 a month. All temporary facilities have rental agreements with a monthly term. Rent expense was $146,243 and $141,598 for the years ended December 31, 2013 and 2012, respectively.

On February 24, 2014, we entered into a lease (the “Spencer Lease”) with an unrelated third party for a new corporate office. The 5-year Spencer Lease is for a building approximately 24,000 square feet, which is comprised of approximately 16,000 square feet office space and 8,000 square feet warehouse. The property is located in Las Vegas, Nevada. The initial term of the Spencer Lease will commence on April 1, 2014. We will be obligated to pay approximately $204,000 in annual base rent in the first year, which shall increase by approximately 4% each year. We will also be obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell. We also have an option to extend the term of the Spencer Lease for two consecutive terms of three years each, at the then current fair market value rental rate determined in accordance with the terms of the Spencer Lease.

In connection with the Spencer Lease, the landlord has agreed to provide a tenant improvement allowance (“TI Allowance”) option of $150,000. If we exercise such option, the base rent will be increased by an amount sufficient to fully amortize the TI Allowance through the Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum.

Pursuant to the Spencer Lease, we have the option to terminate the Spencer Lease effective at the end of the 36th month (“Termination Date”). We must deliver written notice of our intention to terminate the Spencer Lease to landlord at least six months before the Termination Date. In the event we exercise our option to terminate, we shall pay the landlord a termination fee (the “Termination Fee”) equal to the sum of (i) all unamortized TI Allowance amounts, plus (ii) all unamortized leasing commissions paid by landlord with respect to the Spencer Lease, plus (iii) all unamortized rental abatement amounts.

The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2014 through 2018 and are based upon our current operating leases:

Twelve Months Ended December 31,	Annual Obligation (Estimate)
2014	$140,913
2015	213,936
2016	222,678
2017	231,420
2018	240,156
Thereafter	125,064
Total Estimated Lease Obligations	$1,174,167

Legal proceedings. From time to time, in the normal course of operations, we are a party to litigation matters and administrative claims by private parties or industry regulators. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. We record a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. Except as otherwise stated below, we have concluded that we cannot estimate the reasonable possible loss or range of loss, including reasonable possible losses in excess of amounts already accrued, for each specific matter disclosed below. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or our financial position, liquidity or results of operations.

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

On August 9, 2013, GGCA and our CEO filed a motion for writ of mandate with the Sacramento County Superior Court, asking the Court for a judicial review of the California Commission’s ruling. A hearing on the motion has been scheduled for June 13, 2014. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. In September 2013, we were notified that until this matter is resolved, we are not permitted to conduct business with tribal casinos in California.

Revenues sourced from California clients for the twelve months ending December 31, 2013 and 2012 was approximately $167,000 and $276,727.

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

Bank of America action. In October 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable between GGLLC and BofA. The complaint, filed in the Eighth Judicial District Court in the State of Nevada, alleged that we received valuable assets from GGLLC in 2007 for little or no consideration. In the complaint, BofA sought to collect in full the outstanding principal and any accrued interest owed under the promissory note. On February 21, 2014, we reached a full settlement of all claims alleged by BofA. Pursuant to the settlement, BofA and Galaxy agreed to dismiss its legal actions against each other and enter into a mutual release of claims. Furthermore, we agreed to vacate the building located at 6980 O’Bannon Drive no later than April 30, 2014.

NOTE 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2013.

In March 2012, our Board of Directors approved a stock grant for a small group of employees that granted 802,500 shares of restricted common stock valued at $0.10 per share. There were 38,310,591 common shares and no preferred shares issued and -0- outstanding at December 31, 2013 and 2012.

NOTE 13. RELATED PARTY TRANSACTIONS

We lease our offices from the Saucier Business Trust, an entity that is related to the wife of our CEO. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. Total payments made to this related party was $124,308 in 2013 and 2012. In accordance with the terms of the settlement agreement with BofA (see Note 11), we have agreed to vacate the property on or before April 30, 2014.

We have a note receivable from Abyss Group, LLC, an entity that was related to the wife of our CEO. This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance of the note receivable was $383,298 and $388,261, at December 31, 2013 and 2012, respectively. Interest income associated with this note receivable was $23,070 and $21,600 for December 31, 2013 and 2012, respectively.

We have a note payable to GGLLC, an entity that is controlled by our CEO. The note payable required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance was $1,095,181 and $1,122,915, respectively. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC the payments were formerly made on GGLLC’s behalf directly to BofA. As of August 1, 2013, GGLLC directed us to begin making payments to Carpathia Associates, LLC (“Carpathia”), an entity related to our CEO. The note agreement remains in the name of GGLLC and we have not and do not have any direct obligation to BofA. Additionally, we were in engaged in litigation with BofA which was settled in February 2014. See Note 11 for further details.

Certain administrative, accounting and legal support services are performed by Carpathia. We accrued or paid fees to the related party in the amount of $4,435 and $29,875 for 2013 and 2012, respectively.

NOTE 14. INCOME TAXES

The components of the provision (benefit) consist of the following:

	2013	2012
Current:
Federal	$14,491	$(51,655)
State	20,164	—
Total current	$34,655	$(51,655)

Deferred:
Federal	(129,228)	(290,168)
State	(8,117)	—
Change in valuation allowance	172,457	—
Total deferred	$35,112	$(290,168)
Provision (benefit) for income taxes	$69,767	$(341,823)

The income tax provision (benefit)differs from that computed at the federal statutory corporate income tax rate as follows for years ended December 31, 2013 and 2012:

	2013	2012
Tax (provision) benefit computed at the federal statutory rate	$215,249	$97,966
State income tax (provision), net of federal benefit	18,600	—
Research and development tax credits	(166,522)	11,639
Other	(170,017)	(109,605)
Change in valuation allowance	172,457	(341,823)
Income tax provision (benefit)	$69,767	$(341,823)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Fixed assets	$(47,278)	$37,515
Intangible assets	202,737	(35,651)
Research and development tax credits	111,150	31,802
Foreign tax credits	221,443	48,986
Inventories	11,887	11,513
Bad debt reserve	13,287	—
Accrued expenses	14,894	—
Unrealized foreign currency translation	157,077	—
Accounts receivable	—	15,478
Net operating losses	—	255,982
Employee benefits	—	17,832
Share based compensation	—	6,616
Other	34	736
Total gross deferred tax assets	685,231	390,809
Less: valuation allowance	(221,443)	(48,986)
Net deferred tax assets	$463,788	$341,823

In accordance with ASC Topic 740, the Company analyzed its valuation allowance at December 31, 2013 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets may not be realized and, as such, has established a valuation allowance against certain deferred tax assets. These deferred tax assets include federal research and development credits and foreign tax credit carryforwards.

The statute allowing a federal research and development credit (the “R&D Credit”) expired for years beginning after December 31, 2011. Congress renewed the R&D Credit for the years 2012 and 2013 with the American Taxpayer Relief Act of 2012 (the “Act”). Accounting guidance required that the effects of a change in tax law be recognized in the period that includes the enactment date. For U.S. federal tax purposes, the enactment date of the Act is the date the President signs the bill into law. The President did not sign the Act into law until January 2, 2013. The total amount of the federal R&D credit benefit in 2013 and 2012 was $33,254 and $0, respectively.

As of December 31, 2013, the Company had foreign tax credits of $221,443. The foreign tax credits will be used in the future to offset federal income tax owed.

NOTE 15. STOCK OPTIONS AND WARRANTS

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

A summary of warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2012	2,017,382	$0.43
Issued	—	—
Exercised	—	—
Expired	(686,429)	0.40
Outstanding – December 31, 2012	1,330,953	0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding – December 31, 2013	616,667	$0.51
Exercisable – December 31, 2013	616,667	$0.51

Stock options. For the years ended December 31, 2013 and 2012, we issued -0- and 285,000 stock options, respectively. Stock options issued to members of our Board of Directors were -0- and 185,000 for the years ended December 31, 2013 and 2012, respectively. For our Board of Directors, the stock options were valued at the fair market value of the services performed that resulted in an expense of $8,000 for the year ended December 31, 2012.

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

The cost of the options issued to the members of our Board of Directors and our Chief Financial Officer have been classified as share based compensation for the years ended December 31, 2013 and 2012, respectively.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	615,000	$0.43
Issued	285,000	0.40
Exercised	—	—
Expired	(800,000)	0.33
Outstanding – December 31, 2012	100,000	0.25
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2013	100,000	$0.25
Exercisable – December 31, 2013	49,750	$0.25

NOTE 16. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of Prime Table Games’ assets. In October 2011, we executed an asset purchase agreement (the “PTG Agreement”) with Prime Table Games. Under the terms of the PTG Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played on approximately 700 tables in over 200 casinos in the United States, the United Kingdom and in the Caribbean (Three Card Poker rights are limited to the British Isles). The intellectual property portfolio includes 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. The two principals of Prime Table Games also executed with us a non-compete agreement.

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

See Note 10 for details regarding the notes payable.

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

We are responsible for the losses of the TableMAX Division however, TMAX has agreed to reimburse us for operating losses of the TableMAX Division up to a maximum of $600,000, through December 31 2012. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement. While TMAX has not agreed to reimbursement of losses subsequent to December 31, 2012, we have not experienced significant losses attributable to the TableMAX Division.

Included in other current assets at December 31, 2013 and 2012 is $32,935 and $38,925, respectively, representing reimbursement due from TMAX.

NOTE 17. SUBSEQUENT EVENTS

Stock issuance to consultant. On February 13, 2014, we entered into a consulting agreement with an independent contractor (the “Contractor”). The Contractor was granted 150,000 shares of our restricted common stock of which 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015. Additionally, the Contractor will also receive options to purchase 37,500 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter.

Bank of America Update. On February 21, 2014, we reached a full settlement of all claims alleged by BofA. See Note 11.

New Corporate Office Lease. On February 24, 2014, we entered into a lease with an unrelated third party for a new corporate office. See Note 11.

Appointment of New Director. Effective March 1, 2014, Mr. Norm DesRosiers agreed to serve as a member of our Board of Directors. In connection with his appointment, Mr. DesRosiers was granted a restricted stock unit award, covering 100,000 shares of our common stock. The restricted stock unit award vests immediately. We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter. Mr. DesRosiers will receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

In accordance with ASC 855-10, we have analyzed our operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2013.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held
Robert B. Saucier	58	CEO, President and Chairman of the Board
Gary A. Vecchiarelli	35	CFO, Secretary and Treasurer
Norm DesRosiers	64	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert B. Saucier is our President, CEO, and Chairman of the Board.   Mr. Saucier is our founder and has served as our President and CEO since inception and for our accounting and operational predecessors since 1997.  Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations.  During his career, Mr. Saucier has founded and grown five start-up companies.  He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a company that developed and managed the first non-tribal casino in Washington.  Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a 2,447% growth rate (five year period) and served as its President and Chairman (1986 -1992).  He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems.  Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects. Among other qualifications, Mr. Saucier brings to the Board executive leadership experience, including his service as CEO of a casino resort hotel, along with extensive domestic and international business experience.

Gary A. Vecchiarelli is our Chief Financial Officer, Corporate Treasurer and Secretary. Mr. Vecchiarelli has over fourteen years of professional experience in accounting and finance. Most of Mr. Vecchiarelli’s career has been in public accounting with two national accounting firms. Early in his career, Mr. Vecchiarelli worked with Crawford, Pimentel & Co., Inc, a regional firm based in San Jose, CA and national firm McGladrey & Pullen, LLP from 2003 to 2008. From 2008 to 2011, Mr Vecchiarelli joined BDO USA, LLP (“BDO”) where he played a key role in helping to open and establish the firm’s Las Vegas audit practice. Mr. Vecchiarelli has significant experience working with complex accounting issues including mergers & acquisitions, revenue recognition, SEC financial reporting and Sarbanes-Oxley compliance. During his tenure with BDO, Mr. Vecchiarelli’s clientele included gaming manufacturers Aruze Gaming America, Inc., FortuNet, Inc. and one of the world’s largest timeshare companies - Diamond Resorts International. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants, Financial Executives International and Institute of Management Accountants. He has been a two-term President of the Las Vegas Chapter of the Institute of Management Accountants and has served on its Board of Directors since 2008. Mr. Vecchiarelli maintains an active CPA license in the states of California and Nevada. In March 2014, Mr. Vecchiarelli was named to the Las Vegas “40 under 40” class of 2014 by VEGAS Inc., a Greenspun Media Group publication.

Norm DesRosiers is a Director. A veteran of the U.S. Army, Mr. DesRosiers earned a Bachelor’s Degree in Law and Justice from Central Washington State university in 1975. For the period of 1970 to 1979, Mr. DesRosiers became a Law Enforcement Sergeant with the Lynnwood, WA Police Department. For the period of 1980 to 1992, Mr. DesRosiers held several positions with Boeing Commercial Aircraft Company. During that period, he also spent several years operating his own private investigation firm. In 1993, Mr. DesRosiers joined the Fort McDowell Gaming Commission in Arizona, enforcing gaming regulatory compliance. In 1994, he joined the San Carlos Apache Tribal Gaming Commission in Arizona as Executive Director, during which time his organization was recognized as a model regulatory agency. In 1998, Mr. DesRosiers became a Commissioner with Viejas Gaming Commission in California, where he wrote ordinances and gaming commission regulations. In 2007, he was appointed by the U.S. Secretary of the Interior to serve as one of a three member commission for the National Indian Gaming Commission (NIGC) located in Washington D.C.. Most recently in 2010, Mr. DesRosiers joined the San Manuel Tribal Gaming Commission in California as Executive Director, only to be appointed as Commissioner 7 months later. His credentials include serving on the Federal Advisory Committee to the National Indian Gaming Commission for the Development of Environmental, Health and Safety Regulations for Tribal Gaming facilities (2001). He also has written the first technical standards for gaming devices to be adopted in the State of California and has published numerous articles on tribal gaming regulatory subjects. Among other qualifications, Mr. DesRosiers brings the the Board extensive gaming industry experience from industry regulatory organizations.

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

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2013.

Code of Ethics. As of December 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis. Our current executive compensation system consists of cash compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

We presently do not have an employment agreement or any fixed policy regarding compensation of Robert Saucier, our CEO.  Currently, Mr. Saucier receives cash compensation of approximately $120,000 per year, which was raised to that level as of January 1, 2012. As our founder and largest shareholder, Mr. Saucier holds a strong interest in developing and expanding our business to the best of his ability.

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

William O’Hara, served as our Chief Operating Officer and was party to a three-year employment agreement with us. The initial three-year term expired in February 2011, however Mr. O’Hara was represented by the agreement until his death on August 28, 2013.  Mr. O’Hara’s compensation arrangement consisted of a base annual salary together with a potential monthly bonus to be awarded for those months in which we achieve higher sales figures than in any previous month.  The objective of this arrangement was to provide Mr. O’Hara with an incentive for him to lead the operations towards a continually expanding revenue base. Additionally, Mr. O’Hara was the recipient of a stock grant of 225,000 shares at a strike price of 10 cents per share on March 29, 2012. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for more complete information.

Summary compensation table. The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($)	Total ($)
Robert Saucier (1)	2013	120,000	-	-	-	-	-	613	120,613
Chief Executive Officer	2012	120,000	-	-	-	-	-	-	120,000

Gary A. Vecchiarelli(2)	2013	133,174	-	-	5,805	-	-	-	138,979
Chief Financial Officer	2012	65,113	-	-	2,902	-	-	-	68,015

William O’Hara (3)	2013	116,582	-	-	-	-	-	-	116,582
Former Chief Operating Officer	2012	162,168	-	22,500	-	-	-	-	184,668

(1)	In 2013, we began paying on an auto lease for Mr. Saucier, which is classified as an auto allowance.

(2)	The dollar amounts of Mr. Vecchiarelli’s option awards are the vested grant date fair value of the option awards. Please refer to Note 15 for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options. Mr. Vecchiarelli’s options vest 33% on his first anniversary (July 2, 2013) and in equal monthly installments for the remaining 24 months.

(3)	Mr. O’Hara was the Company’s former Chief Operating Officer and Director until his death on August 28, 2013.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number Of shares or shares of stock that have not vested (#)	Market value of shares or shares of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, shares or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, shares or other rights that have not vested (#)
Robert B. Saucier, CEO	-	-	-	-	-	-	-	-	-
Gary A. Vecchiarelli, CFO	49,750	50,250	-	$0.25	7/1/2017	-	-	-	-
William O’Hara, COO	-	-	-	-	-	-	-	-	-

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Robert B. Saucier (1)	$120,000	-	-	-	-	613	$120,613
William O’Hara (1)	116,582	-	-	-	-	-	116,582
Norm DesRosiers (2)	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	Robert Saucier and William O’Hara did not receive any cash compensation from us for their service as members of the Board.

(2)	Mr. DesRosiers was appointed to the Board effective March 1, 2014. As of the effective date of his directorship, Mr. DesRosiers is to receive a restricted stock unit award, covering 100,000 shares of the Company’s common stock, which vests immediately. We will also provide Mr. DesRosiers annual cash compensation of thirty thousand dollars ($30,000) to be paid in quarterly installments on the last day of each quarter. Mr. DesRosiers will also receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. Exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 38,485,591 shares of common stock issued and outstanding on March 31, 2014:

Name of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (2)	23,666,667	61.49%
Gary A. Vecchiarelli, Chief Financial Officer	68,710	0.18%
Norm DesRosiers, Director	100,000	0.26%
Total of All Directors and Executive Officers:	23,835,377	61.93%

More Than 5% beneficial owners:	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)	Mr. Saucier is the Manager of Triangulum Partners, LLC. In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1)	We currently lease our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to the wife of our CEO.
(2)	We have a note receivable from a party related to the wife of our CEO.
(3)	We have a note payable to GGLC, an entity owned by our CEO.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2013	2012
Audit fees	$24,300	$37,500
Audit-related fees	1,750	1,750
Tax fees	10,000	9,350
All other fees	—	—
Total fees	$36,050	$48,600

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party) (2)
10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party) (2)
10.3	Assignment of lease agreement between Abyss Group, LLC and the Therese Saucier Living Trust for 6980 O’Bannon Drive (related party)
10.4	Exclusive Operating and License Agreement with TableMAX Gaming, Inc. (3)
10.5	Asset Purchase Agreement with Prime Table Games, LLC(4)
10.6	Prime Table Games Promissory Note and Security Agreement - US(4)
10.7	Prime Table Games Promissory Note and Security Agreement - UK(4)
10.8	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer(5)
10.9	Board of Directors Service Agreement with Norm DesRosiers, Director(6)
10.10	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive(7)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 13, 2009

(2)Incorporated by reference to the Form 10k, filed by the Company with the Securities and Exchange Commission on April 1, 2013

(3)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 24, 2011

(4)Incorporated by reference, to the Form 8k, filed by the Company with the Securities and Exchange Commission on October 11, 2011

(5)Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on July 6, 2012

(6) Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 3, 2014

(7) Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 27, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 31, 2014

By: /s/ ROBERT B. SAUCIER Robert B. Saucier Chief Executive Officer

Date:	March 31, 2014

By: : /s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. SAUCIER Robert B. Saucier	Chief Executive Officer (Principal Executive Officer)	March 31, 2014
/s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
/s/ NORM DESROSIERS Norm DesRosiers	Director	March 31, 2014

