Form 10-Q
period 2014-03-31
Galaxy Gaming, Inc.
filed 2014-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30653

Galaxy Gaming, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6767 Spencer Street, Las Vegas, NV 89119
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,485,591 common shares as of May 15, 2014.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited);
5	Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited);
6	Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 (unaudited);
7	Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited);
8 - 1	Notes to Financial Statements (unaudited);

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	March 31, 2014 (Unaudited)	December 31, 2013 (Unaudited)
Current assets:
Cash and cash equivalents	$362,900	$438,502
Restricted cash	253,455	244,416
Accounts receivables, net allowance for bad debts of $36,770 and $36,770	1,325,016	1,273,797
Prepaid expenses	106,171	34,973
Inventory	297,859	297,480
Note receivable – related party, current portion	18,487	18,212
Deferred tax asset	27,119	27,119
Other current assets	37,226	50,510
Total current assets	2,428,233	2,385,009

Property and equipment, net	49,866	44,952
Products leased and held for lease, net	114,751	85,883
Intangible assets, net	16,422,012	16,811,511
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	364,811	365,086
Deferred tax assets, net of current portion	436,669	436,669
Other assets, net	48,133	7,245
Total assets	$20,955,475	$21,227,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,326	$241,754
Accrued expenses	329,519	322,402
Income taxes payable	101,462	34,655
Deferred revenue	554,855	526,922
Jackpot liabilities	257,112	246,522
Notes payable, current portion	3,095,759	2,929,918
Total current liabilities	4,631,033	4,302,173
Notes payable, net of debt discount, net of current portion	14,884,619	15,645,939
Total liabilities	19,515,652	19,948,112

Commitments and Contingencies (See Note 11)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,485,591 and 38,310,591 shares issued and outstanding	38,486	38,311
Additional paid-in capital	2,426,738	2,330,676
Stock warrants	147,504	190,053
Accumulated deficit	(851,023)	(1,002,188)
Accumulated other comprehensive income (loss)	(321,882)	(277,609)
Total stockholders’ equity	1,439,823	1,279,243
Total liabilities and stockholders’ equity	$20,955,475	$21,227,355

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)
Revenue:
Product leases and royalties	$2,260,809	$1,889,430
Product sales and service	4,002	6,948
Total revenue	2,264,811	1,896,378
Costs and expenses:
Cost of ancillary products and assembled components	19,320	27,251
Selling, general and administrative	1,206,345	957,583
Research and development	113,336	100,445
Depreciation	14,293	10,159
Amortization	389,499	397,226
Total costs and expenses	1,742,793	1,492,664

Income (loss) from operations	522,018	403,714

Other income (expense):
Interest income	5,627	5,863
Interest expense	(283,237)	(257,017)
Gain on settlement	—	—
Total other income (expense)	(277,610)	(251,154)
Income before provision for income taxes	244,408	152,560
Provision for income taxes	(93,243)	(48,763)
Net income	$151,165	$103,797

Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00
Weighted average shares outstanding:
Basic	38,380,816	38,310,591
Diluted	38,409,600	38,310,591

The accompanying notes are an integral part of the financial statements.

5

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014 (Unaudited)	2013 (Unaudited)
Net income	$151,165	$103,797
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(44,273)	517,030
Total comprehensive income	$106,892	$620,827

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
Cash flows from operating activities:	2014 (Unaudited)	2013 (Unaudited)
Net income for the period	$151,165	$103,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,293	10,159
Amortization expense	389,499	397,226
Amortization of debt discount	52,158	52,158
Deferred income tax provision	—	48,763
Share-based compensation	53,688	1,451
Changes in operating assets and liabilities:
Increase in restricted cash	(9,039)	(5,145)
(Increase) decrease in accounts receivable	(51,081)	31,325
Decrease (increase) in other current assets	13,284	(6,264)
Increase in inventory	(36,929)	(111,779)
(Increase) decrease in prepaid expenses	(94,198)	10,841
(Increase) in other long-term assets	(18,794)	—
Increase (decrease) in accounts payable	50,547	(23,048)
Increase (decrease) in accrued expenses	7,359	(57,824)
Increase in income taxes payable	92,468	—
Increase in deferred revenue	27,933	4,023
Increase in jackpot liabilities	10,590	13,772
Net cash provided by operating activities	652,943	469,455

Cash flows from investing activities:
Acquisition of property and equipment	(10,619)	(2,791)
Payments received on note receivable	—	4,177
Net cash (used in) provided by investing activities	(10,619)	1,386

Cash flows from financing activities:
Principal payments on notes payable	(722,572)	(571,048)
Net cash used in financing activities	(722,572)	(571,048)

Effect of exchange rate changes on cash	4,646	(7,474)

Net decrease in cash and cash equivalents	(75,602)	(107,681)
Cash and cash equivalents – beginning of period	438,502	398,424
Cash and cash equivalents – end of period	$362,900	$290,743

Supplemental cash flow information:
Cash paid for interest	$283,237	$257,017
Inventory transferred to leased assets	$36,550	$13,231
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	$74,935	$596,748

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

Description of business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 3,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Basis of presentation. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained herein and in our Form 10-K filed with the SEC as of and for the year ended December 31, 2013.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of March 31, 2014 and 2013, we had the following client revenue concentrations:

	Location	2014 Revenue	2013 Revenue
Client A	United Kingdom	17.0%	6.6%
Client B	North America	15.3%	12.5%
Client C	United Kingdom	11.3%	8.4%
Client D	North America	5.0%	4.7%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents will expire on two of our products, which account for approximately $1,298,735 or 57.4% of our revenue for the three months ended March 31, 2014.

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

Recently adopted accounting standards - adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary. We adopted this ASU in 2014 first quarter and it has not had a material impact on our financial statements.

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We adopted this guidance in 2014 and does not believe it has a significant impact on its consolidated results of operations, financial condition and cash flows.

Recently adopted accounting standards – not adopted

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on its financial reporting.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	March 31, 2014	December 31, 2013
Note receivable	$383,298	$383,298
Less: current portion	(18,487)	(18,212)
Long-term note receivable	$364,811	$365,086

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

Interest income associated with this note receivable was $5,545 and $5,820 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was an interest receivable balance of $23,119 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At March 31, 2014 and December 31, 2013, management believed that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	March 31, 2014	December 31, 2013
Professional services	$47,554	$5,436
Rent	28,985	175
Insurance	12,247	12,579
Trade show expense	8,195	—
IT System	4,772	8,923
Inventory costs	2,520	2,520
Property taxes	1,460	3,325
Other prepaid expenses	438	147
Regulatory compliance expenses	—	1,868
Prepaid expenses	$106,171	$34,973

NOTE 5. INVENTORY

Inventory consisted of the following at:

	March 31, 2014	December 31, 2013
Raw materials and component parts	$191,372	$182,351
Finished goods	92,178	95,579
Work-in-process	47,204	52,445
	330,754	330,375
Less: inventory reserve	(32,895)	(32,895)
Inventory	$297,859	$297,480

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	March 31, 2014	December 31, 2013
Computer equipment	$80,581	$69,960
Furniture and fixtures	76,031	76,031
Office equipment	12,270	12,270
Leasehold improvements	6,367	6,367
	175,249	164,628
Less: accumulated depreciation	(125,383)	(119,676)
Property and equipment, net	$49,866	$44,952

Included in depreciation expense was $5,707 and $4,516 related to property and equipment for the three months ended March, 2014 and 2013, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	March 31, 2014	December 31, 2013
Enhanced table systems	$194,411	$157,861
Less: accumulated depreciation	(79,660)	(71,978)
Products leased and held for lease, net	$114,751	$85,883

Included in depreciation expense was $7,682 and $4,737 related to products leased and held for lease for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	March 31, 2014	December 31, 2013
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
	20,415,967	20,415,967
Less: accumulated amortization	(3,993,955)	(3,604,456)
Intangible assets, net	$16,422,012	$16,811,511

Amortization expense was $389,499 and $397,226 for the three months ended March 31, 2014 and 2013, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	March 31, 2014	December 31, 2013
Commissions	$90,572	$92,744
Trade show expenses	64,825	48,718
Salaries & payroll taxes	61,233	59,266
Vacation	52,387	41,216
Professional fees	50,000	75,000
Other accrued expenses	8,223	3,015
Accrued interest	2,279	2,443
Accrued expenses	$329,519	$322,402

NOTE 10. NOTES PAYABLE

Notes payable consisted of the following at:

	March 31, 2014	December 31, 2013
Note payable – related party	$1,087,650	$1,095,181
Notes payable, net of debt discount - PTG	16,892,728	17,480,676
	17,980,378	18,575,857
Less: Current portion	(3,095,759)	(2,929,918)
Notes payable	$14,884,619	$15,645,939

The note payable – related party requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC. The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014. See Note 11 for further details.

In October 2011, we closed an asset acquisition with Prime Table Games. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million GBP ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000. See Note 16 for further details.

Maturities of our notes payable are as follows:

Maturities as of March 31,	Total
2015	$3,095,759
2016	3,758,658
2017	5,362,488
2018	4,591,329
2019	2,180,564
Total notes payable	$18,988,798
Less: debt discount	(1,008,420)
Notes payable, net of debt discount	$17,980,378

NOTE 11. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. We lease our offices from a related party that is connected with our CEO. We entered into a lease effective September 1, 2010 for a period of two years with a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and is currently on a term of month-to-month. In addition to our offices, we rent various temporary storage facilities in the range of $150 to $460 a month. All temporary facilities have rental agreements with a monthly term. Total rent expense was $45,185 and $40,456 for the three months ended March 31, 2014 and 2013, respectively.

In February 2014, we entered into a lease (the “Lease”) for a new corporate office with an unrelated third party. The 5-year Lease is for a building approximately 24,000 square feet, which is comprised of approximately 16,000 square feet office space and 8,000 square feet warehouse. The property is located in Las Vegas, Nevada.

The initial term of the Lease will commence on April 1, 2014. We will be obligated to pay approximately $153,000 in annual base rent in the first year, which shall increase by approximately 4% each year. We will also be obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Lease, including rights of first offer to purchase the premises if the landlord elects to sell. We also have an option to extend the term of the Lease for two consecutive terms of three years each, at the then current fair market value rental rate determined in accordance with the terms of the Lease.

In connection with the Lease, the landlord has agreed to provide a tenant improvement allowance (“TI Allowance”) option of $150,000. If we exercise such option, the base rent will be increased by an amount sufficient to fully amortize the TI Allowance through the Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum.

Pursuant to the lease, we have the option to terminate the Lease effective at the end of the 36th month (“Termination Date”). We must deliver written notice of our intention to terminate the Lease to the landlord at least six months before the Termination Date. In the event we exercise our option to terminate, we shall pay the landlord a termination fee (the “Termination Fee”) equal to the sum of (i) all unamortized TI Allowance amounts, plus (ii) all unamortized leasing commissions paid by the landlord with respect to the lease, plus (iii) all unamortized rental abatement amounts.

Future minimum lease payments are as follows:

Twelve Months Ended March 31,	Annual Obligation
2015	$158,577
2016	216,120
2017	224,865
2018	233,604
2019	242,340
Thereafter	63,933
Total Estimated Lease Obligations	$1,139,439

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2013. There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2013, except:

Bank of America action. In October 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable between GGLLC and BofA. The complaint, filed in the Eighth Judicial District Court in the State of Nevada, alleged that we received valuable assets from GGLLC in 2007 for little or no consideration. In the complaint, BofA sought to collect in full the outstanding principal and any accrued interest owed under the promissory note. On February 21, 2014, we reached a full settlement of all claims alleged by BofA. Pursuant to the settlement, BofA and Galaxy agreed to dismiss its legal actions against each other and enter into a mutual release of claims. Furthermore, we agreed to vacate the building located at 6980 O’Bannon Drive no later than April 30, 2014. The complaint was officially dismissed by the court on April 10, 2014 and we vacated the building as of April 18, 2014.

Note 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2014.

In February 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of the Company’s restricted common stock. Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015.

In March 2014, Norm DesRosiers, Director, was granted a restricted stock unit award veering 100,000 shares of the Company’s common stock as condition of his Board of Directors Director Service Agreement. The restricted stock unit award will vest immediately.

In April 2014, William A. Zender was appointed to serve as a member of our Board of Directors effective May 1, 2014. As a condition of his Board of Directors Director Service Agreement, Mr. Zender will be granted a restricted stock unit award of 75,000 shares of our common stock on May 1, 2014, which will vest immediately.

There were 38,485,591 common shares and no preferred shares issued and outstanding at March 31, 2014.

Note 13. Related Party Transactions

We leased our offices from the Saucier Business Trust, an entity that is related to our CEO through April 18, 2014. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Our lease expired at the end of August 2012 and was on a term of month-to-month. Total payments made to this related party was $31,077 for each three month period ended March 31, 2014 and 2013.

We have a note receivable from Abyss Group, LLC, an entity that is related to our CEO. This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance as of March 31, 2014 and December 31, 2013 was $383,298 and $383,298, respectively. Interest income associated with this note receivable was $5,545 and $5,820 for the three month periods ended March 31, 2014 and 2013, respectively.

We have a note payable to a related party, GGLLC, an entity that is controlled by our CEO. The note payable required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of the three month period ended March 31, 2014 and 2013 was $1,087,650 and $1,095,181, respectively. This note payable is a result of the asset purchase agreement with GGLLC. The note payable between GGLLC and Bank of America was the subject of litigation and was settled in March 2014. See Note 11 for further details.

Certain administrative, accounting and legal support services are performed by Carpathia Associates, LLC, an entity related to our CEO. We accrued or paid fees to the related party in the amount of $0 and $2,610 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 14. INCOME TAXES

Our forecasted effective tax rate at March 31, 2014 is 38.2%, a 1.1% increase from the 37.1% effective tax rate recorded at March 31, 2013. No discrete items were recorded for the three months ending March 31, 2014.

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2013	1,330,953	$0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding – December 31, 2013	616,667	0.51
Issued	—	—
Exercised	—	—
Expired	266,667	0.40
Outstanding – March 31, 2014	350,000	$0.60
Exercisable – March 31, 2014	—	—

Stock options. For the three months ended March 31, 2014, we issued 27,083 stock options at an exercise price equal to the closing price of our common stock on the last trading day prior of the quarter ($0.34). The stock options granted were calculated to have a fair value of $6,237 using the Black-Scholes option pricing model with the following assumptions:

Options issued three months ended March 31, 2014
Dividend yield	0%
Expected volatility	86%
Risk free interest rate	1.73%
Expected life (years)	5.00

The cost of all options issued have been classified as share based compensation for the three months ended March 31, 2014 and 2013, respectively.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2013	100,000	$0.25
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2013	100,000	0.25
Issued	27,083	0.34
Exercised	—	—
Expired	—	—
Outstanding – March 31, 2014	127,083	$0.27
Exercisable – March 31, 2014	82,638	$0.28

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

The note payable to Prime Table Games UK is in the amount of £6,400,000 (GBP). Interest on the promissory notes was 0% in 2011. The fair value of the notes, net of the debt discount was $20,670,000. The rate increased to 3% in 2012 and increases at 1% per year thereafter to maximum of 9%. Payments on each of the notes are as follows:

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

Fair value estimate of assets acquired and liabilities assumed. The total purchase consideration is allocated to Prime Table Games intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows:

Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Debt discount	1,530,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total purchase price allocation	$22,680,000

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

Included in other current assets at March 31, 2014 is $9,293, representing reimbursement due from TMAX.

Note 17. Subsequent Events

Appointment of New Director. On April 1, 2014, William A. Zender agreed to serve as a member of our Board of Directors. In connection with his appointment, Mr. Zender was granted a restricted stock unit award, covering 75,000 shares of our common stock. The restricted stock unit award vests immediately. We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter. Mr. Zender will receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter. Exercise term of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

Bank of America Update. On April 10, 2014, the complaint filed by BofA was officially dismissed by the Eighth Judicial District Court in the State of Nevada. See Note 11 for further details.

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2014 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Strategy. Our long-term business strategy is designed to capitalize on the opportunities we perceive within the gaming industry. We are an experienced developer and provider of proprietary table games, advanced electronic table game platforms and e-Tables.  Throughout our history, we have been focused on creating and expanding our base of recurring revenues that we earn on a monthly basis.  Our plan is to continue to increase the recurring revenues we receive by employing the following strategies:

1. Expand our inventory of products and technologies to attain a fully comprehensive portfolio;

2. Increase our per unit price point by leveraging our Enhanced Table Systems; and

3. Grow our e-Table business.

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Bally Technologies, inc. (formerly SHFL Entertainment, Inc.) has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

Grow our e-Table business. Our TMAX e-Tables are developed for us by TableMAX Corporation. Having installed the majority of TMAX e-Tables we received in prior years, we are now offering the latest version of the TMAX e-Table, referred to as the “Model E.” Currently, there are several Model E’s in the field generating revenue and we have been informed by TableMAX Corporation that there will be delivery of additional units in mid-2014. We expect to expand placements of the TMAX product and increase our revenues in 2014.

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

Results of operations for the three ended March 31, 2014. For the quarter ended March 31, 2014, our continuing operations generated gross revenues of $2,264,811 compared to gross revenues of $1,896,378 for the previous year’s comparable quarter, representing an increase of $371,379 or 19.7%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, revenues in the United Kingdom also saw a substantial increase in revenue, due to the increased utilization of products. Selling, general and administrative expenses for the quarter ended March 31, 2014, were $1,206,345 compared to $957,583 for the previous year’s third quarter, representing an increase of $248,762, or 26.0%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended March 31,
	2014	2013
Compensation and related	$756,926	$637,752
Professional and compliance	206,907	125,338
Advertising and marketing	78,815	37,150

The increase in compensation and related expenses was due to salaries, wages, commissions and payroll taxes related to new employees. Also included in compensation and related is stock compensation expense, which saw increased activity in 2014. Professional and compliance expenses increased due to expansion into new territories and fees related to intellectual property incurred in 2014. Advertising and marketing expense increased due to expanded marketing efforts, promotional programs and increased visibility at regional conferences and trade shows. Marketing efforts have been increased in the United Kingdom as well.

During the three months ended March 31, 2014, we accrued income taxes at the expected annualized rate of 38.2% as compared to annualized rate of 37.1% for the same period 2013. The slight increase in the expected annualized rate in 2014 was primarily due to full utilization of net operating losses in 2013.

Liquidity and capital resources. As of March 31, 2014, we had total current assets of $2,451,233 and total assets of $20,955,475. This compares to $2,385,009 and $21,227,355, respectively for the period ended December 31, 2013. The increase in current assets for the period ended March 31, 2014 was primarily impacted by an increase in accounts receivable, which is a result of increased revenues. Our total current liabilities as of March 31, 2014 were $4,631,033 versus $4,302,173 as of December 31, 2012. This increase was primarily attributed to an increase in income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2015.

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

At March 31, 2014, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the three months ended March 31, 2014, were net income of $151,165, increases in accounts receivable of $51,081, prepaid expenses of $94,198 and inventory of $36,929, offset by increases in income taxes payable of 92,468, accounts payable of 50,547 and deferred revenue of $27,933 for a total operating activities impact of an additional $652,943 of cash.

Cash flows used in investing activities for the three months ended March 31, 2014 were $10,619, due to an increase in our property and equipment. Cash used in financing activities during the three months ended March 31, 2014 was $722,572 which was completely comprised of principal payments towards long-term debt.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the three months ended March 31, 2014 we incurred other comprehensive loss of $44,272, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. There remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the three months ended March 31, 2014..

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  MINE SAFETY DISCLOSURES

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Board of Directors Service Agreement with William Zender (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on April 2, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.
Date:	May 15, 2014

By: /s/ ROBERT B. SAUCIER Robert B. Saucier Chief Executive Officer

Galaxy Gaming, Inc.
Date:	May 15, 2014

By: : /s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. SAUCIER Robert B. Saucier	Chief Executive Officer (Principal Executive Officer)	May 15, 2014
/s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2014

