Form 10-Q
period 2014-06-30
Galaxy Gaming, Inc.
filed 2014-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(702) 939-3254
(Issuer’s telephone number)

Former address: 6980 O’Bannon Drive, Las Vegas, NV 89117
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,560,591 common shares as of August 14, 2014.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited);
5	Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited);
6	Statements of Comprehensive Income (Loss) for the six months ended June 30, 2014 and 2013 (unaudited);
7	Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited);
8-19	Notes to Financial Statements (unaudited);

GALAXY GAMING, INC.

BALANCE SHEETS

ASSETS	June 30, 2014 (Unaudited)	December 31, 2013 (Unaudited)
Current assets:
Cash and cash equivalents	$434,607	$438,502
Restricted cash	264,916	244,416
Accounts receivables, net allowance for bad debts of $34,887 and $36,770	1,424,018	1,273,797
Prepaid expenses	94,777	34,973
Inventory	313,416	297,480
Note receivable – related party, current portion	18,765	18,212
Deferred tax asset	27,119	27,119
Other current assets	32,767	50,510
Total current assets	2,610,385	2,385,009

Property and equipment, net	271,883	44,952
Products leased and held for lease, net	106,018	85,883
Intangible assets, net	16,067,379	16,811,511
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	364,533	365,086
Deferred tax assets, net of current portion	436,669	436,669
Other assets, net	47,228	7,245

Total assets	$20,995,095	$21,227,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$336,268	$241,754
Accrued expenses	372,168	322,402
Income taxes payable	156,921	34,655
Deferred revenue	597,209	526,922
Jackpot liabilities	269,543	246,522
Current portion of capital lease obligations	61,305	—
Current portion of long-term debt	3,289,275	2,929,918
Total current liabilities	5,082,689	4,302,173

Deferred rent	52,724	—
Capital lease obligations, net of current portion	173,313	—
Long-term debt, net of debt discount, net of current portion	14,194,019	15,645,939

Total liabilities	19,502,745	19,948,112

Commitments and Contingencies (See Note 12)

Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,560,591 and 38,310,591 shares issued and outstanding	38,560	38,311
Additional paid-in capital	2,586,135	2,330,676
Stock warrants	49,168	190,053
Accumulated deficit	(741,646)	(1,002,188)
Accumulated other comprehensive income (loss)	(439,867)	(277,609)
Total stockholders’ equity	1,492,350	1,279,243

Total liabilities and stockholders’ equity	$20,995,095	$21,227,355

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
Product leases and royalties	$2,461,354	$1,931,376	$4,722,163	$3,820,806
Product sales and service	1,175	12,350	5,177	19,298
Total revenue	2,462,529	1,943,726	4,727,340	3,840,104
Costs and expenses:
Cost of ancillary products and assembled components	17,620	32,232	36,940	59,483
Selling, general and administrative	1,420,932	986,482	2,627,277	1,944,064
Research and development	98,051	138,835	211,387	239,280
Depreciation	28,451	11,280	42,744	21,440
Amortization	389,634	397,226	779,133	794,452
Total costs and expenses	1,954,688	1,566,055	3,697,481	3,058,719

Income from operations	507,841	377,671	1,029,859	781,385

Other income (expense):
Interest income	5,827	5,809	11,454	11,672
Interest expense	(280,445)	(258,543)	(563,682)	(515,560)
Gain on settlement	—	—	—	—
Total other income (expense)	(274,618)	(252,734)	(552,228)	(503,888)
Income before provision for income taxes	233,223	124,937	477,631	277,497
Benefit (provision) for income taxes	(123,846)	(39,747)	(217,089)	(88,510)
Net income	$109,377	$85,190	$260,542	$188,987

Basic income per share	$0.00	$0.00	$0.01	$0.00
Diluted income per share	$0.00	$0.00	$0.01	$0.00

Weighted average shares outstanding:
Basic	38,535,591	38,310,591	38,459,897	38,310,591
Diluted	38,626,603	38,410,591	38,537,558	38,410,591

The accompanying notes are an integral part of the financial statements.

5

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014 (Unaudited)	2013 (Unaudited)
Net income	$260,542	$188,987
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(162,258)	522,531
Total comprehensive income	$98,284	$711,518

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
Cash flows from operating activities:	2014 (Unaudited)	2013 (Unaudited)
Net income for the period	$260,542	$188,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	42,744	21,440
Amortization expense	779,132	794,452
Amortization of debt discount	104,316	104,316
Deferred income tax provision	—	88,510
Share-based compensation	114,823	2,902
Changes in operating assets and liabilities:
Increase in restricted cash	(20,500)	(18,253)
(Increase) decrease in accounts receivable	(150,414)	(22,902)
Decrease (increase) in other current assets	17,743	(4,481)
Increase in inventory	(52,079)	(132,507)
(Increase) decrease in prepaid expenses	(59,804)	(45,365)
(Increase) in other long-term assets	(40,889)	—
Increase (decrease) in accounts payable	94,346	4,583
Increase (decrease) in accrued expenses	49,695	(38,649)
Increase in income taxes payable	122,266	—
Increase in deferred revenue	70,287	40,370
Increase in jackpot liabilities	23,021	16,254
Increase in deferred rent	52,724	—
Net cash provided by operating activities	1,407,953	999,657

Cash flows from investing activities:
Acquisition of property and equipment	(8,791)	(18,347)
Acquisition of intangible assets	(35,000)	—
Payments received on note receivable	—	4,177
Net cash (used in) provided by investing activities	(43,791)	(14,170)

Cash flows from financing activities:
Principal payments on capital leases	(9,352)	—
Principal payments on notes payable	(1,360,143)	(1,135,014)
Net cash used in financing activities	(1,369,495)	(1,135,014)

Effect of exchange rate changes on cash	1,438	(5,728)

Net decrease in cash and cash equivalents	(3,895)	(155,255)
Cash and cash equivalents – beginning of period	438,502	398,424
Cash and cash equivalents – end of period	$434,607	$243,169

Supplemental cash flow information:
Cash paid for interest	$563,682	$515,560
Inventory transferred to leased assets	$36,550	$27,898
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Assets acquired by capital lease	$243,970	$—
Effect of exchange rate on note payable in foreign currency	$74,935	$603,774

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 17. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted.  The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets.  This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

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

Property and equipment. Property and equipment are being depreciated over their estimated useful lives, 3 to 5 years, using the straight-line method of depreciation for book purposes. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the improvement or remaining lease term. Our policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as required.

Intellectual property and intangible assets. These intellectual property and intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives, five to thirty years. Material assets added over the past several years are as follows:

Client installation base	60 months
Licensing agreements	60 months
Patents	87 - 132 months
Trademarks	144 – 360 months
Client relationships	264 months

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2014 and 2013, we had the following client revenue concentrations:

	Location	2014 Revenue	2013 Revenue
Client A	North America	15.3%	12.5%
Client B	United Kingdom	12.3%	6.6%
Client C	United Kingdom	8.4%	8.4%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents will expire on two of our products, which account for approximately $2,675,793 or 56.6% of our revenue for the six months ended June 30, 2014.

Leases. We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent. The landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000. See Note 12. These improvements have been recorded as a capital lease and amortized over the life of the lease.

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

Recently adopted accounting standards - adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary. We adopted this ASU in 2014 and it has not had a material impact on our financial statements.

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We adopted this guidance in 2014 and do not believe it has a significant impact on its consolidated results of operations, financial condition and cash flows.

Recently adopted accounting standards – not adopted

We believe there is no additional new accounting guidance adopted, but not yet effective, which is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on its financial reporting.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	June 30, 2014	December 31, 2013
Note receivable	$383,298	$383,298
Less: current portion	(18,765)	(18,212)
Long-term note receivable	$364,533	$365,086

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

Interest income associated with this note receivable was $11,022 and $11,560 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was an interest receivable balance of $28,720 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At June 30, 2014 and December 31, 2013, management believed that 100% of the note receivable principal and interest amounts are collectible.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	June 30, 2014	December 31, 2013
Professional services	$31,023	$5,436
IT systems	24,057	8,923
Rent	17,162	175
Insurance	12,702	12,579
Dues & subscriptions	3,290	—
Other prepaid expenses	2,623	147
Inventory costs	2,520	2,520
Trade show expense	1,400	—
Property taxes	—	3,325
Regulatory compliance expenses	—	1,868
Prepaid expenses	$94,777	$34,973

NOTE 5. INVENTORY

Inventory consisted of the following at:

	June 30, 2014	December 31, 2013
Raw materials and component parts	$203,685	$182,351
Finished goods	92,494	95,579
Work-in-process	50,132	52,445
	346,311	330,375
Less: inventory reserve	(32,895)	(32,895)
Inventory	$313,416	$297,480

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	June 30, 2014	December 31, 2013
Leasehold improvements	$150,000	$6,367
Furniture and fixtures	139,471	76,031
Computer equipment	78,770	69,960
Office equipment	12,270	12,270
	380,511	164,628
Less: accumulated depreciation	(108,628)	(119,676)
Property and equipment, net	$271,883	$44,952

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of June 30, 2014. Accumulated depreciation of assets under capital leases totaled $13,669 as of June 30, 2014.

Included in depreciation expense was $24,926 and $9,378 related to property and equipment for the six months ended June 30, 2014 and 2013, respectively.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	June 30, 2014	December 31, 2013
Enhanced table systems	$193,575	$157,861
Less: accumulated depreciation	(87,557)	(71,978)
Products leased and held for lease, net	$106,018	$85,883

Included in depreciation expense was $16,008 and $10,251 related to products leased and held for lease for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	June 30, 2014	December 31, 2013
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	—
	20,450,967	20,415,967
Less: accumulated amortization	(4,383,588)	(3,604,456)
Intangible assets, net	$16,067,379	$16,811,511

Amortization expense was $779,133 and $794,452 for the six months ended June 30, 2014 and 2013, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	June 30, 2014	December 31, 2013
Commissions	$111,520	$92,744
Salaries & payroll taxes	64,039	59,266
Vacation	58,806	41,216
Trade show expenses	53,995	48,718
Professional fees	44,133	75,000
TableMAX reimbursement	31,490	—
Royalties	4,250	—
Accrued interest	3,170	2,443
Other accrued expenses	765	3,015
Accrued expenses	$372,168	$322,402

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

June 30, 2014
Capital lease obligation – office furniture	$86,118
Capital lease obligation – leasehold improvements	148,500
234,618
Less: Current portion	(61,305)
Capital lease obligations	$173,313

The capital lease obligation – office furniture requires 30 monthly payments of $3,641, including interest at 10.2%, through September 2016.

The capital lease obligation – leasehold improvements requires 60 monthly payments of $2,879, including 5.5% interest, through May 2019.

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, NV. Annual requirements for capital leases obligations are as follows:

June 30,	Total
2015	$78,237
2016	78,237
2017	43,769
2018	34,545
2019	31,663
Total minimum lease payments	$266,451
Less: amount representing interest	(31,833)
Present value of net minimum lease payments	$234,618

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at:

	June 30, 2014	December 31, 2013
Note payable – related party	$1,080,418	$1,095,181
Notes payable, net of debt discount - PTG	16,402,876	17,480,676
	17,483,294	18,575,857
Less: Current portion	(3,289,275)	(2,929,918)
Notes payable	$14,194,019	$15,645,939

The note payable – related party requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC. The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014. See Note 12 for further details.

In October 2011, we closed an asset acquisition with Prime Table Games. Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million GBP ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000. See Note 17 for further details.

Maturities of our notes payable are as follows:

Maturities as of June 30,	Total
2015	$3,135,743
2016	4,133,834
2017	5,453,591
2018	4,720,001
2019	996,387
Total notes payable	$18,439,556
Less: debt discount	(956,262)
Notes payable, net of debt discount	$17,483,294

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. In February 2014, we entered into a lease (the “Lease”) for a new corporate office with an unrelated third party. The 5-year Lease is for a building approximately 24,000 square feet, which is comprised of approximately 16,000 square feet office space and 8,000 square feet warehouse. The property is located in Las Vegas, Nevada.

The initial term of the Lease commenced on April 1, 2014. We are obligated to pay approximately $153,000 in annual base rent in the first year, which shall increase by approximately 4% each year. We are also obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Lease, including rights of first offer to purchase the premises if the landlord elects to sell. We also have an option to extend the term of the Lease for two consecutive terms of three years each, at the then current fair market value rental rate determined in accordance with the terms of the Lease.

In connection with the Lease, the landlord has agreed to finance tenant improvements (“Tenant Improvements”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the Tenant Improvements through the Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. See Note 10.

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

For the period September 2010 to April 2014, we leased our offices from a related party that is connected with our CEO. The rental agreement was on a month-to-month basis and monthly rent payments were $10,359. Through April 2014, we rented various temporary storage facilities in the range of $150 to $460 a month. Our new corporate offices include approximately 8,000 square feet of warehouse space and as of May 2014, virtually all of our external storage rental contracts have been eliminated.

Total rent expense was $127,865 and $81,746 for the six months ended June 30, 2014 and 2013, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended June 30,	Annual Obligation
2015	$209,568
2016	218,304
2017	227,052
2018	235,788
2019	244,524
Total Estimated Lease Obligations	$1,135,236

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

Bank of America action. In October 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable between GGLLC and BofA. The complaint, filed in the Eighth Judicial District Court in the State of Nevada, alleged that we received valuable assets from GGLLC in 2007 for little or no consideration. In the complaint, BofA sought to collect in full the outstanding principal and any accrued interest owed under the promissory note. On February 21, 2014, we reached a full settlement of all claims alleged by BofA. Pursuant to the settlement, BofA and we agreed to dismiss its legal actions against each other and enter into a mutual release of claims. Furthermore, we agreed to vacate the building located at 6980 O’Bannon Drive no later than April 30, 2014. The complaint was dismissed by the court on April 10, 2014 and we vacated the building as of April 18, 2014.

Note 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2014.

In February 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of the Company’s restricted common stock. Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015.

In March 2014, Norm DesRosiers, Director, was granted 100,000 shares of the Company’s restricted common stock as condition of his Board of Directors Director Service Agreement. The restricted stock grant vested immediately.

In April 2014, William A. Zender was appointed to serve as a member of our Board of Directors effective May 1, 2014. As a condition of his Board of Directors Director Service Agreement, Mr. Zender was granted 75,000 shares of our restricted common stock which vested immediately.

There were 38,560,591 common shares and no preferred shares issued and outstanding at June 30, 2014.

Note 14. Related Party Transactions

We leased our offices from the Saucier Business Trust, an entity that is related to our CEO through April 2014. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Total payments made to this related party was $31,077 and $61,259 for each six month period ended June 30, 2014 and 2013.

We have a note receivable from Abyss Group, LLC, an entity that is related to our CEO. This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance as of June 30, 2014 and December 31, 2013 was $383,298 and $383,298, respectively. Interest income associated with this note receivable was $11,022 and $11,560 for the six month periods ended June 30, 2014 and 2013, respectively.

We have a note payable to a related party, GGLLC, an entity that is controlled by our CEO. The note payable required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of June 30, 2014 and December 31, 2013 was $1,080,418 and $1,095,181, respectively. This note payable is a result of the asset purchase agreement with GGLLC. The note payable between GGLLC and Bank of America was the subject of litigation and was settled in March 2014. See Note 12 for further details.

Certain administrative, accounting and legal support services are performed by Carpathia Associates, LLC, an entity related to our CEO. We accrued or paid fees to the related party in the amount of $0 and $2,610 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 15. INCOME TAXES

Our forecasted effective tax rate at June 30, 2014 is 45.5%, a 7.9% increase from the 37.6% effective tax rate recorded at June 30, 2013. The increase in the expected annual rate in 2014 was primarily due to the non-availability of the Federal R&D tax credit, since Congress has not extended this benefit yet for 2014. No discrete items were recorded for the six months ending June 30, 2014.

Note 16. Stock Warrants, Options AND GRANTS

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2013	1,330,953	$0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding – December 31, 2013	616,667	0.51
Issued	—	—
Exercised	—	—
Expired	(441,667)	0.40
Outstanding – June 30, 2014	175,000	$0.80
Exercisable – June 30, 2014	—	—

Stock options. For the six months ended June 30, 2014 and 2013, we issued 106,250 and -0- stock options, respectively. Stock options issued to members of our Board of Directors were 50,000 and -0- for the six months ended June 30, 2014 and 2013, respectively. Stock options issued to independent contractors were 56,250 and -0- for the six months ended June 30, 2014 and 2013, respectively. The stock options granted for the six months ended June 30, 2014 were calculated to have a fair value of $30,672 using the Black-Scholes option pricing model with the following assumptions:

Options Issued Six Months Ended June 30, 2014
Dividend yield	0%
Expected volatility	86% to 90%
Risk free interest rate	1.62% to 1.73%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2013	100,000	$0.25
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2013	100,000	0.25
Issued	106,250	0.42
Exercised	—	—
Expired	—	—
Outstanding – June 30, 2014	206,250	$0.34
Exercisable – June 30, 2014	172,916	$0.36

Stock grants. For the six months ended June 30, 2014 and 2013, we granted 275,000 and -0- shares of common stock, respectively. Stock granted to our Board of Directors was 175,000 and -0- shares for the six months ended June 30, 2014 and 2013. Stock granted to independent contractors was 100,000 and -0- shares for the six months ended June 30, 2014 and 2013.

Share based compensation. The cost of all stock options and stock grants issued have been classified as share based compensation for the six months ended June 30, 2014 and 2013, respectively. Total share based compensation was $114,823 and $2,902 for the six months ended June 30, 2014 and 2013, respectively. The share based compensation is included in selling, general & administrative expenses on the statement of operations.

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

Included in accrued expenses at June 30, 2014 is $31,490, representing reimbursement due to TMAX.

Note 18. Subsequent Events

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2014 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Results of operations for the three months ended June 30, 2014. For the three months ended June 30, 2014, our continuing operations generated gross revenues of $2,462,529 compared to gross revenues of $1,943,726 for the previous year’s comparable quarter, representing an increase of $518,803 or 26.7%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, revenues in the United Kingdom also saw a substantial increase due to the increased utilization of products. Selling, general and administrative expenses for the quarter ended June 30, 2014, were $1,420,932 compared to $986,482 for the previous year’s second quarter, representing an increase of $434,450, or 44.0%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended June 30,
	2014	2013
Compensation and related	$789,054	$532,632
Professional and compliance	206,245	97,973
Office related expenses	158,014	72,861

The increase in compensation and related expenses was due to salaries, wages and payroll taxes related to expanded staff. We experienced higher commissions in 2014 due to increased sales. Also included in compensation and related is stock compensation expense, which saw increased activity in 2014 due to the addition of new directors to our board and the hiring of an independent consultant. Professional and compliance expenses increased due to expansion into new territories and fees related to intellectual property incurred in 2014. Office related expenses increased due to the moving our corporate headquarters, which is four times larger than our previous location.

During the three months ended June 30, 2014, we accrued income taxes at the estimated annualized rate of 45.5% as compared to the annualized rate of 37.6% for the same period 2013. The increase in the expected annual rate in 2014 was primarily due to the non-availability of the Federal R&D tax credit, since Congress has not extended this benefit yet for 2014.

Results of operations for the six months ended June 30, 2014. For the six months ended June 30, 2014, our continuing operations generated gross revenues of $4,727,340 compared to gross revenues of $3,840,104 for the previous year’s comparable period, representing an increase of $887,236 or 23.1%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, revenues in the United Kingdom also saw a substantial increase due to the increased utilization of products. Selling, general and administrative expenses for the six months ended June 30, 2014, were $2,627,277 compared to $1,944,064 for the same period 2013, representing an increase of $683,213, or 35.1%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Six months ended June 30,
	2014	2013
Compensation and related	$1,472,754	$1,071,270
Professional and compliance	365,463	222,943
Office related expenses	245,451	146,095

The increase in compensation and related expenses was due to salaries, wages and payroll taxes related to expanded staff. We experienced higher commissions in 2014 due to increased sales. Also included in compensation and related is stock compensation expense, which saw increased activity in 2014 due to the addition of new directors to our board and the hiring of an independent consultant. Professional and compliance expenses increased due to expansion into new territories and fees related to intellectual property incurred in 2014. Office related expenses increased due to the moving our corporate headquarters, which is four times larger than our previous location.

Liquidity and capital resources. As of June 30, 2014 we had total current assets of $2,610,385 and total assets of $20,995,095. This compares to $2,385,009 and $21,227,355, respectively as of December 31, 2013. The increase in current assets as of June 30, 2014 was primarily impacted by an increase in accounts receivable, which is a result of increased revenues. Our total current liabilities as of June 30, 2014 were $5,082,689 versus $4,302,173 as of December 31, 2013. This increase was primarily attributed to an increase in income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2015.

We have undertaken certain growth initiatives to expand our recurring revenue base. As such we have made investments in personnel, inventory and research related to the development of our enhanced table systems. Additionally, we have increased our sales and marketing budget and spent monies on regulatory efforts for the purpose of expanding our distribution network. We are also subject to several regulatory investigations and proceedings which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

At June 30, 2014, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the six months ended June 30, 2014, were net income of $260,542, increases in accounts receivable of $150,414, inventory of $52,079 and prepaid expenses of $59,804, offset by increases in income taxes payable of $122,266, accounts payable of $94,346 and deferred revenue of $70,287 for a total operating activities impact of an additional $1,407,953 of cash.

Cash flows used in investing activities for the six months ended June 30, 2014 were $43,791, due to the acquisition of intangible assets and increases in our property and equipment. Cash used in financing activities during the six months ended June 30, 2014 was $1,369,495 which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the six months ended June 30, 2014 we incurred other comprehensive loss of $162,258, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the six months ended June 30, 2014.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

(See Note 12 of Item 1 Financial Statements regarding current litigation.)

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  MINE SAFETY DISCLOSURES

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 14, 2014

By: /s/ ROBERT B. SAUCIER Robert B. Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	August 14, 2014

By: : /s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/s/ ROBERT B. SAUCIER Chief Executive Officer (Principal Executive Officer) August 14, 2014

Robert B. Saucier

/s/ GARY A. VECCHIARELLI Chief Financial Officer (Principal Financial and Accounting Officer) August 14, 2014

Gary A. Vecchiarelli

