Form 10-Q
period 2014-09-30
Galaxy Gaming, Inc.
filed 2014-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,560,591 common shares as of November 14, 2014.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)
F-2	Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)
F-3	Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and 2013 (unaudited)
F-4	Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)
F-5-17	Notes to Financial Statements (unaudited)

3

 GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$394,552	$438,502
Restricted cash	94,704	244,416
Accounts receivables, net allowance for bad debts of $34,887 and $36,770	1,432,705	1,273,797
Prepaid expenses	54,347	34,973
Inventory	306,955	297,480
Note receivable – related party, current portion	383,298	18,212
Deferred tax asset	27,119	27,119
Other current assets	34,819	50,510
Total current assets	2,728,499	2,385,009
Property and equipment, net	274,675	44,952
Products leased and held for lease, net	132,943	85,883
Intangible assets, net	15,676,130	16,811,511
Goodwill	1,091,000	1,091,000
Note receivable – related party, net of current portion	—	365,086
Deferred tax assets, net of current portion	436,669	436,669
Other assets, net	46,322	7,245
Total assets	$20,386,238	$21,227,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,560	$241,754
Accrued expenses	344,167	322,402
Income taxes payable	276,434	34,655
Deferred revenue	624,246	526,922
Jackpot liabilities	99,479	246,522
Current portion of capital lease obligations	64,926	—
Current portion of long-term debt	3,374,357	2,929,918
Total current liabilities	5,167,169	4,302,173
Deferred rent	54,477	—
Deferred taxes	124,053	—
Capital lease obligations, net of current portion	154,291	—
Long-term debt, net of debt discount, net of current portion	13,062,682	15,645,939
Total liabilities	18,562,672	19,948,112
Commitments and Contingencies (See Note 12)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,560,591 and 38,310,591 shares issued and outstanding	38,561	38,311
Additional paid-in capital	2,610,689	2,330,676
Stock warrants	49,168	190,053
Accumulated deficit	(654,217)	(1,002,188)
Accumulated other comprehensive income (loss)	(220,635)	(277,609)
Total stockholders’ equity	1,823,566	1,279,243
Total liabilities and stockholders’ equity	$20,386,238	$21,227,355

The accompanying notes are an integral part of the financial statements.

 GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue:
Product leases and royalties	$2,516,376	$2,025,665	$7,238,539	$5,846,471
Product sales and service	1,008	110,394	6,185	129,692
Total revenue	2,517,384	2,136,059	7,244,724	5,976,163
Costs and expenses:
Cost of ancillary products and assembled components	19,362	14,322	56,302	73,805
Selling, general and administrative	1,480,957	1,217,376	4,108,235	3,161,441
Research and development	126,300	107,948	337,687	347,228
Depreciation	29,704	13,487	72,448	34,927
Amortization	391,249	397,226	1,170,381	1,191,678
Impairment of intangible assets	—	150,000	—	150,000
Total costs and expenses	2,047,572	1,900,359	5,745,053	4,959,079
Income from operations	469,812	235,700	1,499,671	1,017,084
Other income (expense):
Interest income	5,387	5,722	16,841	17,395
Interest expense	(271,275)	(260,350)	(834,957)	(775,910)
Total other income (expense)	(265,888)	(254,628)	(818,116)	(758,515)
Income (loss) before provision for income taxes	203,924	(18,928)	681,555	258,569
Provision for income taxes	(116,495)	(2,055)	(333,584)	(90,565)
Net income (loss)	$87,429	$(20,983)	$347,971	$168,004
Basic income (loss) per share	$0.00	$(0.00)	$0.01	$0.00
Diluted income (loss) per share	$0.00	$(0.00)	$0.01	$0.00
Weighted average shares outstanding:
Basic	38,560,591	38,310,591	38,493,955	38,310,591
Diluted	38,574,447	38,310,591	38,772,448	38,310,591

The accompanying notes are an integral part of the financial statements.

F-2

 GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Net income	$347,971	$168,004
Other comprehensive income:
Foreign currency translation adjustments, net of tax	56,974	226,562
Total comprehensive income	$404,945	$394,566

The accompanying notes are an integral part of the financial statements.

 GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows from operating activities:
Net income for the period	$347,971	$168,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	72,450	34,927
Amortization expense	1,170,381	1,191,678
Amortization of debt discount	156,474	156,474
Deferred income tax provision	333,584	90,565
Share-based compensation	139,378	4,354
Impairment of intangible assets	—	150,000
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	149,712	(25,123)
(Increase) in accounts receivable	(159,478)	(193,608)
Decrease (increase) in other current assets	15,691	(42,550)
(Increase) in inventory	(80,678)	(164,136)
(Increase) in prepaid expenses	(19,374)	(7,744)
(Increase) in other long-term assets	(41,794)	—
Increase in accounts payable	141,885	48,841
Increase in accrued expenses	22,582	16,990
Increase in deferred revenue	97,324	55,993
(Decrease) increase in jackpot liabilities	(147,043)	28,002
Increase in deferred rent	54,477	—
Net cash provided by operating activities	2,253,542	1,512,667
Cash flows from investing activities:
Acquisition of property and equipment	(31,343)	(21,735)
Acquisition of intangible assets	(35,000)	—
Payments received on note receivable	—	4,963
Net cash used in investing activities	(66,343)	(16,772)
Cash flows from financing activities:
Principal payments on capital leases	(24,753)	—
Principal payments on notes payable	(2,199,935)	(1,702,937)
Net cash used in financing activities	(2,224,688)	(1,702,937)
Effect of exchange rate changes on cash	(6,461)	3,613
Net decrease in cash and cash equivalents	(43,950)	(203,429)
Cash and cash equivalents – beginning of period	438,502	398,424
Cash and cash equivalents – end of period	$394,552	$194,995
Supplemental cash flow information:
Cash paid for interest	$678,483	$515,560
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Assets acquired by capital lease	$243,970	$—
Inventory transferred to leased assets	$71,203	$31,876
Effect of exchange rate on note payable in foreign currency	$190,180	$124,400

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

Our Bonus Jackpot System is designed to compete with our competitors’ progressive jackpot systems and contains special features designed to further enhance the table game player’s experience and in turn, the casino’s profit. The Bonus Jackpot System consists of two independent components known as the Bet Tabulator System, which is used to detect players’ wagers and TableVision, which is an electronic display attached to a gaming table. Our current version of the Bonus Jackpot System is known as the “Andromeda Series.” Advancements in the Andromeda Series includes the ability for two-way communication between gaming tables located anywhere in the world and one or more data processing centers. Currently known as our Inter-Casino Jackpot System, we believe this achievement for casino table games was the first of its kind in the world. The availability of the data processing centers is the result of an agreement we entered into with Amazon Web Services, a unit of Amazon.com. In addition, our clients may use our Andromeda Series to communicate with their data center or internal server using their private network. The Andromeda Series allows up to 16 player positions and 6 betting positions per player. The Andromeda Series was the first of its kind, allowing for the most sensors to be placed on a single gaming table. Through the TableVision component, the Andromeda Series includes the ability to keep track of and display more than one jackpot.

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

Cash and cash equivalents. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000 per account. To date, we have not experienced any losses.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2014 and 2013, we had the following client revenue concentrations:

	Location	2014 Revenue	2013 Revenue
Client A	North America	15.2%	15.3%
Client B	United Kingdom	8.0%	7.3%
Client C	United Kingdom	5.7%	5.2%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents will expire on two of our products, which account for approximately $4,086,000 or 56.4% of our revenue for the nine months ended September 30, 2014.

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

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	September 30, 2014	December 31, 2013
Note receivable	$383,298	$383,298
Less: current portion	(383,298)	(18,212)
Long-term note receivable	$—	$365,086

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

Interest income associated with this note receivable was $16,432 and $17,114 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was an interest receivable balance of $34,006 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At September 30, 2014 and December 31, 2013, management believed that 100% of the note receivable principal and interest amounts are collectible.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	September 30, 2014	December 31, 2013
Professional services	$18,351	$5,436
Trade show expense	17,000	—
IT systems	16,681	8,923
Other prepaid expenses	1,161	147
Dues & subscriptions	495	—
Insurance	484	12,579
Rent	175	175
Inventory costs	—	2,520
Property taxes	—	3,325
Regulatory compliance expenses	—	1,868
Prepaid expenses	$54,347	$34,973

NOTE 5. INVENTORY

Inventory consisted of the following at:

	September 30, 2014	December 31, 2013
Raw materials and component parts	$184,913	$182,351
Finished goods	95,859	95,579
Work-in-process	59,078	52,445
	339,850	330,375
Less: inventory reserve	(32,895)	(32,895)
Inventory	$306,955	$297,480

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	September 30, 2014	December 31, 2013
Leasehold improvements	$150,000	$6,367
Furniture and fixtures	162,293	76,031
Computer equipment	78,770	69,960
Office equipment	12,903	12,270
	403,966	164,628
Less: accumulated depreciation	(129,291)	(119,676)
Property and equipment, net	$274,675	$44,952

Included in depreciation expense was $45,590 and $15,520 related to property and equipment for the nine months ended September 30, 2014 and 2013, respectively.

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of September 30, 2014. Accumulated depreciation of assets under capital leases totaled $28,642 as of September 30, 2014.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	September 30, 2014	December 31, 2013
Enhanced table systems	$228,634	$157,861
Less: accumulated depreciation	(95,691)	(71,978)
Products leased and held for lease, net	$132,943	$85,883

Included in depreciation expense was $24,143 and $16,689 related to products leased and held for lease for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	September 30, 2014	December 31, 2013
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	—
	20,450,967	20,415,967
Less: accumulated amortization	(4,774,837)	(3,604,456)
Intangible assets, net	$15,676,130	$16,811,511

Amortization expense was $1,170,381 and $1,191,678 for the nine months ended September 30, 2014 and 2013, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	September 30, 2014	December 31, 2013
Commissions	$134,463	$92,744
Salaries & payroll taxes	63,722	59,266
Vacation	63,359	41,216
TableMAX reimbursement	39,910	—
Professional fees	25,283	75,000
Trade show expenses	9,911	48,718
Royalties	3,945	—
Accrued interest	3,079	2,443
Other accrued expenses	495	3,015
Accrued expenses	$344,167	$322,402

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

September 30, 2014
Capital lease obligation – office furniture	$77,325
Capital lease obligation – leasehold improvements	141,892
219,217
Less: Current portion	(64,926)
Capital lease obligations	$154,291

The capital lease obligation – office furniture requires 30 monthly payments of $3,641, including interest at 10.2%, beginning April 2015 through September 2016.

The capital lease obligation – leasehold improvements requires 60 monthly payments of $2,879, including 5.5% interest, beginning May 2015 through May 2019.

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada. Annual requirements for capital leases obligations are as follows:

September 30,	Total
2015	$78,237
2016	76,538
2017	34,545
2018	34,545
2019	23,027
Total minimum lease payments	$246,892
Less: amount representing interest	(27,675)
Present value of net minimum lease payments	$219,217

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at:

	September 30, 2014	December 31, 2013
Note payable – related party	$1,073,048	$1,095,181
Notes payable, net of debt discount - PTG	15,363,991	17,480,676
	16,437,039	18,575,857
Less: Current portion	(3,374,357)	(2,929,918)
Notes payable	$13,062,682	$15,645,939

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

Maturities of our notes payable are as follows:

Maturities as of September 30,	Total
2015	$3,374,357
2016	4,077,490
2017	5,405,130
2018	4,195,614
2019	288,552
Total notes payable	$17,341,143
Less: debt discount	(904,104)
Notes payable, net of debt discount	$16,437,039

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

In connection with the Lease, the landlord has agreed to finance tenant improvements (“TI”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the TI through the Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. See Note 10.

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

Total rent expense was $161,358 and $109,398 for the nine months ended September 30, 2014 and 2013, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended September 30,	Annual Obligation
2015	$211,752
2016	220,491
2017	229,236
2018	237,972
2019	184,794
Total Estimated Lease Obligations	$1,084,245

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

Note 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2014.

In February 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of our restricted common stock. Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015.

In March 2014, Norm DesRosiers, Director, was granted 100,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement. The restricted stock grant vested immediately.

In April 2014, William A. Zender was appointed to serve as a member of our Board of Directors effective May 1, 2014. As a condition of his Board of Directors Director Service Agreement, Mr. Zender was granted 75,000 shares of our restricted common stock which vested immediately.

There were 38,560,591 common shares and no preferred shares issued and outstanding at September 30, 2014.

Note 14. Related Party Transactions

We leased our offices from the Saucier Business Trust, an entity that is related to our CEO through April 2014. The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,359. Total payments made to this related party was $31,077 and $93,239 for the nine month periods ended September 30, 2014 and 2013, respectively.

We have a note receivable from Abyss Group, LLC, an entity that is related to our CEO. This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable was a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance as of September 30, 2014 and December 31, 2013 was $383,298 and $383,298, respectively. Interest income associated with this note receivable was $16,432 and $17,114 for the nine month periods ended September 30, 2014 and 2013, respectively.

We have a note payable to a related party, GGLLC, an entity that is controlled by our CEO. The note payable required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of September 30, 2014 and December 31, 2013 was $1,073,048 and $1,095,181, respectively. This note payable is a result of the asset purchase agreement with GGLLC. The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014. See Note 12 for further details regarding the settlement with Bank of America.

Certain administrative, accounting and legal support services were performed by Carpathia Associates, LLC, an entity related to our CEO. We accrued or paid fees to the related party in the amount of $0 and $3,105 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 15. INCOME TAXES

Our forecasted effective tax rate at September 30, 2014 is 47.9%, a 9.9% increase from the 38.0% effective tax rate recorded at September 30, 2013. The increase in the expected annual rate in 2014 was primarily due to the non-availability of the Federal R&D tax credit, since Congress has not extended this benefit yet for 2014.

After a discrete expense of $7,000, the effective tax rate for the nine months ended September 30, 2014 was 48.9%. The discrete tax expense was primarily due to adjustments to the prior year domestic manufacturing deduction foreign tax credits.

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2013	1,330,953	$0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding – December 31, 2013	616,667	0.51
Issued	—	—
Exercised	—	—
Expired	(441,667)	0.40
Outstanding – September 30, 2014	175,000	$0.80
Exercisable – September 30, 2014	—	—

Stock options. For the nine months ended September 30, 2014 and 2013, we issued 193,750 and -0- stock options, respectively. Stock options issued to members of our Board of Directors were 100,000 and -0- for the nine months ended September 30, 2014 and 2013, respectively. Stock options issued to independent contractors were 93,750 and -0- for the nine months ended September 30, 2014 and 2013, respectively. The stock options granted for the nine months ended September 30, 2014 were calculated to have a fair value of $53,775 using the Black-Scholes option pricing model with the following assumptions:

Options Issued Nine Months Ended September 30, 2014
Dividend yield	0%
Expected volatility	86% to 90%
Risk free interest rate	1.62% to 1.78%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2013	100,000	$0.25
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2013	100,000	0.25
Issued	193,750	0.41
Exercised	—	—
Expired	—	—
Outstanding – September 30, 2014	293,750	$0.35
Exercisable – September 30, 2014	268,750	$0.36

Stock grants. For the nine months ended September 30, 2014 and 2013, we granted a total of 300,000 and -0- shares of common stock, respectively. Stock granted to our Board of Directors was 175,000 and -0- shares for the nine months ended September 30, 2014 and 2013. Stock granted to independent contractors was 125,000 and -0- shares for the nine months ended September 30, 2014 and 2013.

Share based compensation. The cost of all stock options and stock grants issued have been classified as share based compensation for the nine months ended September 30, 2014 and 2013, respectively. Total share based compensation was $139,378 and $4,354 for the nine months ended September 30, 2014 and 2013, respectively. The share based compensation is included in selling, general & administrative expenses on the statement of operations.

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

Included in accrued expenses at September 30, 2014 is $39,910, representing reimbursement due to TMAX.

Note 18. Subsequent Events

In accordance with ASC 855-10, we have analyzed our operations subsequent to September 30, 2014 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Grow our e-Table business. Our TMAX e-Tables are developed for us by TableMAX Corporation. Having installed the majority of TMAX e-Tables we received in prior years, we are now offering the latest version of the TMAX e-Table, referred to as the “Model E.” Currently, there are several Model E’s in the field generating revenue and we have been informed by TableMAX Corporation that there will be delivery of additional units by early 2015. We expect to expand placements of the TMAX product and increase our revenues in 2015.

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

Results of operations for the three months ended September 30, 2014. For the three months ended September 30, 2014, our continuing operations generated gross revenues of $2,517,384 compared to gross revenues of $2,136,059 for the previous year’s comparable quarter, representing an increase of $381,325 or 17.9%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, revenues in the United Kingdom also saw a substantial increase due to the increased utilization of products. Selling, general and administrative expenses for the quarter ended September 30, 2014, were $1,480,957 compared to $1,217,376 for the previous year’s third quarter, representing an increase of $263,581, or 21.7%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended September 30,
	2014	2013
Compensation and related	$839,419	$634,898
Office related expenses	141,797	72,853

The increase in compensation and related expenses was due to salaries, wages and payroll taxes related to expanded staff. We experienced higher commissions in 2014 due to increased revenues. Also included in compensation and related is stock compensation expense, which saw increased activity in 2014 due to the addition of new directors to our board and the hiring of an independent consultant. Office related expenses increased due to the moving our corporate headquarters, which is four times larger than our previous location.

Results of operations for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, our continuing operations generated gross revenues of $7,244,724 compared to gross revenues of $5,976,163 for the previous year’s comparable period, representing an increase of $1,268,561 or 21.2%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, revenues in the United Kingdom also saw a substantial increase due to the increased utilization of products. Selling, general and administrative expenses for the nine months ended September 30, 2014, were $4,108,235 compared to $3,161,441 for the same period 2013, representing an increase of $946,794, or 30.0%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Nine months ended September 30,
	2014	2013
Compensation and related	$2,451,735	$1,907,426
Professional and compliance	712,873	548,694
Office related expenses	389,239	222,198

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

During the nine months ended September 30, 2014, we accrued income taxes at the estimated annualized rate of 47.9% as compared to the annualized rate of 38% for the same period 2013. The increase in expected annual rate in 2014 was primarily due to the non-availability of the Federal R&D tax credit, since Congress has not extended this benefit yet for 2014.

Liquidity and capital resources. As of September 30, 2014 we had total current assets of $2,728,499 and total assets of $20,386,238. This compares to $2,385,009 and $21,227,355, respectively as of December 31, 2013. The increase in current assets as of September 30, 2014 was primarily impacted by an increase in accounts receivable, which is a result of increased revenues. Additionally, the note receivable – related party has been recorded as current assets in its entirety, since the balloon payment is due in 2015. Our total current liabilities as of September 30, 2014 were $5,167,169 versus $4,302,173 as of December 31, 2013. This increase was primarily attributed to an increase in accounts payable, income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2015.

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

At September 30, 2014, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the nine months ended September 30, 2014, were non-cash items of $1,872,267, net income of $347,971, increases in accounts receivable of $159,478, inventory of $80,678 and other long-term assets of $41,794, offset by increases in accounts payable of $141,885 and deferred revenue of $97,324 and a decrease in jackpot liabilities of $147,043 for a total operating activities impact of an additional $2,253,542 of cash.

Cash flows used in investing activities for the nine months ended September 30, 2014 were $66,343, due to the acquisition of intangible assets and increases in our property and equipment. Cash used in financing activities during the nine months ended September 30, 2014 was $2,224,688 which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the nine months ended September 30, 2014 we incurred other comprehensive income of $56,974, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the nine months ended September 30, 2014.

We intend to fund our continuing operations through increased sales. Additionally the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. Despite this funding, there is no assurance that we will be successful in raising additional funding, if necessary. If we are not able to secure additional funding, the implementation of our business plan could be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014 our disclosure controls and procedures were effective.

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

Galaxy Gaming, Inc.

Date:	November 14, 2014

By: /s/ ROBERT B. SAUCIER Robert B. Saucier Chief Executive Officer

Galaxy Gaming, Inc.

Date:	November 14, 2014

By: /s/ GARY A. VECCHIARELLI Gary A. Vecchiarelli Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/s/ ROBERT B. SAUCIER Chief Executive Officer (Principal Executive Officer) November 14, 2014

Robert B. Saucier

/s/ GARY A. VECCHIARELLI Chief Financial Officer (Principal Financial and Accounting Officer) November 14, 2014

Gary A. Vecchiarelli

