Form 10-K
period 2014-12-31
Galaxy Gaming, Inc.
filed 2015-03-31
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                      to

Commission file number : 000-30653

Galaxy Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6767 Spencer Street, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702-939-3254

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

none

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No   ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes   ☐    No    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No    ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $6,623,516.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,990,591 as of March 31, 2015.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation, the company filing this report. Unless indicated otherwise, the terms and titles, “Chief Executive Officer,” “CEO,” “Chairman,” “Chairman of the Board” and “President” refers to Mr. Robert B. Saucier; “CFO,” “Chief Financial Officer,” “Secretary” and “Treasurer,” refers to Mr. Gary A. Vecchiarelli; and “Board” refers to the Company’s board of directors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts, but are “forward-looking” statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intent, may, plan, predict, project, pursue, will, continue and other similar terms and phrases, as well as the use of the future tense.

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

History and Development of Galaxy Gaming

In 1997, Galaxy Gaming’s founder and President, Robert Saucier, was an investor in a small casino in Washington State.  The casino had ten tables, primarily blackjack.  During his tenure at this casino, Mr. Saucier invented a side bet for the casino game of blackjack known as Horseshoe Blackjack.  The side bet became very popular and the casino’s winnings from the games increased significantly.  On October 7, 1997, Galaxy Gaming Corporation (“GGCORP”) was formed and Mr. Saucier exchanged all of his rights, title and interest in his invention for stock in the corporation.  Other Washington casinos recognized the popularity and profitability of this side bet and requested intellectual property licenses to offer the Horseshoe Blackjack side bet at their casinos.  GGCORP modified the invention, changed its name to Lucky Ladies and filed for a method patent, which was later granted.

In 2002, the business and assets of GGCORP was acquired by Galaxy Gaming, LLC (“GGLLC”).  Lucky Ladies remained GGLLC’s only product until late 2002, when it debuted a new casino poker game called Texas Shootout.  This game quickly became popular with casinos and their customers.  GGLLC increased its sales force and expanded distribution into new jurisdictions.  Subsequently, GGLLC grew methodically and intentionally by reinvesting earnings and introducing new products at a regular pace.  Galaxy Gaming, Inc. (“GGINC”) was formed in 2006 and in 2007, the assets and business operations of GGLLC were acquired by GGINC.  In February 2009, GGINC executed a share exchange and reverse merger with Secured Diversified Investment, Ltd.  On September 1, 2009, the Company’s Board of Directors approved a merger with the SDI’s wholly-owned subsidiary, GGINC, pursuant to Nev. Rev. Stat 92A.180 (“Short Form Merger”).  As part of the Short Form Merger, the Board authorized a change in the name of the company formerly known as SDI to “Galaxy Gaming, Inc.,” which remains the operating company as of the date of this Report.

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat, cruise ship and internet gaming companies.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 4,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

We group our products into four product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems,” “e-Tables” and “Ancillary Equipment.”  Our product categories are summarized below. Additional information regarding our products may be found on our website, www.galaxygaming.com. Information found on the website should not be considered part of this report.

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of our Side Bet games include Lucky Ladies, 21+3 and Bonus Craps.  Premium Games are unique stand-alone Proprietary Table Games with their own unique set of rules and strategies. Examples of our Premium Games include High Card Flush, Three Card Poker and Texas Shootout.  Generally, Premium Games generate higher revenue per table placement than the Side Bet games. Internally, we track revenue by each of our Proprietary Table Games. We do not internally track direct costs associated with the revenue of each of our proprietary casino games since it would require subjective allocations of common costs.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. We include three products in this category: our Bonus Jackpot System, our Inter-Casino Jackpot System and MEGA-Share.

Enhanced Table Systems: Bonus Jackpot System. The Bonus Jackpot System facilitates a jackpot that players can win by making a qualified wager. The jackpot is awarded to a player (or players) upon obtaining a specific triggering event. Our Bonus Jackpot System can facilitate either a stagnant, adjustable or progressive style jackpot.

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

The most current version of the Bonus Jackpot System as of the date of this Report is the Andromeda 4, which allows for sensors for up to 16 player positions and up to 6 sensors per player position (maximum total of 96 data gathering points). Sensors can be placed discreetly under the felt or be an enhanced sensor with a multi-colored LED light. The enhanced sensors increase security and reliability while providing the player with a positive indication a wager has been recorded. Another feature of our Bonus Jackpot system is the ability to keep track of and display more than one jackpot. This ability, combined with the expansion of multiple sensors, permits us to offer a unique bonusing system called “MEGA-Share” to our casino clients.

Enhanced Table Systems: Inter-Casino Jackpot System. We leverage the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network. This methodology has long been practiced in the slot machine industry beginning with the introduction of IGT’s Megabucks in the 1990’s. These systems are referred to as “wide area progressives” and nearly every major slot machine manufacturer has a wide area progressive system. We developed our version of a wide area progressive jackpot system for table games that we call the Inter-Casino Jackpot System. We receive compensation by collecting a transaction fee from our casino clients either based upon their players’ participation in the Inter-Casino Jackpot System or a flat monthly fee.

Enhanced Table Systems: MEGA-Share. MEGA-Share is a game-play methodology invented by us that allows a player of one of our table games to share in the winnings of a jackpot together with other players. An example of this concept would be when multiple table game players are playing in a casino.  When one player obtains a winning hand entitling him or her to a jackpot, the event also triggers a second MEGA-Share jackpot that is divided among all players who made a MEGA-Share qualified wager. MEGA-Share rewards the other players playing on other tables, other games, or even other casinos with a share of the MEGA-Share jackpot, provided that they placed a qualifying MEGA-Share wager. We believe the Bonus Jackpot System and MEGA-Share may offer casinos an opportunity to significantly increase player interest, thereby increasing casino revenues and generating increased recurring revenue for us.

e-Tables. In 2011, we licensed the worldwide rights (excluding Oklahoma, Kentucky and the Caribbean) to the TableMAX e-Table system. Simultaneously we obtained e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. A description of this agreement is contained in Note 17 of our audited financial statements included in Item 8. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform. These platforms allow us to offer our table game content in markets where live table games are not permitted. Our e-Table product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets. This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

Ancillary Equipment.   In 2014, we licensed the worldwide rights to a patented technology that detects invisible card markings.  In recent years, there has been a significant increase in the number of businesses that offer tools that allow individuals to cheat casinos and card rooms.  These businesses, typically located in China or Eastern Europe, are booming due to the significant revenues they are deriving from sales of cheating products all around the world.  These products typically include daubs or inks that can be used by players to mark cards.  The markings can only be seen by using discrete technology, special glasses or contact lenses.  If a player is to recognize any face down cards on the table or next card to be dealt, the player can obtain a significant edge resulting in an unfair game and potential significant loses to casinos or other players. Upon licensing, we further refined and developed the technology which has been branded as SpectrumVision.  The SpectrumVision technology utilizes highly specialized and customized optics to see markings on playing cards that would otherwise be invisible or undetectable to the naked eye and surveillance cameras.  SpectrumVision has the ability to see such marking using the entire spectrum of ultra-violet, infrared and natural light.  Units of SpectrumVision are expected to ship by late second quarter 2015.

Our revenues consist primarily of recurring royalties received from our clients for the licensing of our game content and other products. Typically over 95% of our total revenues are recurring. In 2014, recurring revenues represented 99% of our total revenues. These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%. In lieu of reporting as “gross profit,” this amount would be comparable to “revenues less cost of ancillary products and assembled components” on our financial statements. Additionally, we receive non-recurring revenue as reimbursement from the sale of associated products.

A significant portion of our business is conducted with four large clients who operate numerous casinos throughout North American and the United Kingdom. Aggregated revenues from these significant clients accounted for approximately 33.4% and 33.5% of revenues in 2015 and 2014, respectively.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

STRATEGY

We believe that entertaining casino games will enhance players’ experiences and generate brand loyalty, resulting in increased profits for our casino clients. We continue to expand our product offering by focusing on innovative products and services. As we continue to develop and enhance our brand names and reputation, we anticipate expanding to new product lines that complement our overall strategy and enhance our market presence.

Our long-term business strategy is designed to enhance client value by producing products that players enjoy playing. We believe that we will enhance shareholder value by capitalizing on existing and emerging markets and the worldwide proliferation of gaming and continuing to build our recurring revenues. To achieve both of these objectives, we employ the following strategies:

1.	Expand our inventory of products and technologies to attain a fully comprehensive portfolio;
2.	Increase our per unit price point by leveraging our Enhanced Table Systems;
3.	Grow our e-Table and ancillary product business; and
4.	Expand our revenues from ancillary products.

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Bally Technologies, Inc. (formerly SHFL Entertainment, Inc.) (“Bally”), has had the ability to offer casinos nearly all of the table game products they require. Bally’s unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products. We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

Our first preference is to develop internally our products and intellectual property. Our engineering team works to develop new cutting-edge table game content and ancillary products. Together they have been responsible for the continued development of our Proprietary Table Games and Enhanced Table Systems. We intend to further expand our product line including so-called “utility” products now offered by our competitors through our continued research, design, development and engineering efforts.

In addition, we are constantly seeking to acquire marketable products developed by others. Since 2010, we have made a number of successful asset acquisitions. In October 2011, we acquired over 20 different table games, including 21+3, Two-way Hold’em and Three Card Poker from Prime Table Games.  The Prime Table Games intellectual property portfolio included 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations.  Since 2011, we have developed the intellectual property into products such as World Poker Tour® Heads Up Hold’em, Four Card Frenzy, Three Card Prime, Cajun Stud and Commission Free Emperor’s Challenge. Those games are currently played on approximately 2,200 tables in over 250 casinos in the world. In November 2011, we acquired the table games Bonus Craps, Four The Money, Rainbow Poker and Roulette Craps together with nine patents, various trademarks and an assignment of existing licensing agreements with various casinos throughout the United States from Lakes Entertainment, Inc. In March 2012, we acquired Double Action Blackjack as a result of a settlement with Unax Service, LLC. In September 2012, we acquired High Card Flush from Red Card Gaming, Inc., which had earned two gaming industry awards: the 2012 Casino Journal’s “Best New Table Game,” as voted on by casino table game managers and “Best Traditional Table Game” as awarded by Casino Enterprise Management Magazine. In 2014, we acquired Lucky Win Baccarat to enhance our Baccarat game portfolio, and exclusive rights to proprietary technology used to develop SpectrumVision, our card marking detection system.  In March 2015, we licensed exclusive rights to a side-bet for roulette which we have branded as TRIO-lette.

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

Additionally, we expect that most or all of our new Proprietary Table Games will facilitate the Bonus Jackpot System component. The technology developed with the Bonus Jackpot System has allowed us to offer not only bonus jackpots and progressive jackpots, but also provides us the infrastructure to offer our Inter-Casino Jackpot System and MEGA-Share.

MEGA-Share and our Inter-Casino Jackpot System are unrelated but can be combined if so desired by our clients. A casino could operate either or both simultaneously.

Grow our e-Table business. Our TableMAX product line is developed for us by TableMAX Corporation. Having installed the majority of TableMAX e-Tables we received from TableMax Corporation, we are awaiting the next major release of the TableMAX e-Table, referred to as the “Model E.” In 2013, we were informed by TableMAX Corporation that the Model E’s development was completed. We have acquired the requisite approvals for the Model E in 2013 and began offering this product to gaming operators in late 2014.

Expand our ancillary product revenues. The new SpectrumVision product is the result of an exclusive license we obtained in 2014.  A prototype of SpectrumVision was showcased in our booth at G2E in September 2014 and the World Game Protection Conference in March 2015, where it received significant interest from table game operators and surveillance managers around the world.  We expect SpectrumVision will be a product that every casino & card room operator will need as a deterrent and surveillance tool.  In addition to industry utilizing the product, we expect gaming regulators to use the device to assist in suspected cheating investigations.  Since obtaining the exclusive license, we have employed an outsourcing strategy to design and manufacture a final SpectrumVision product, which we expect to ship mid-2015.

COMPETITION

We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending. Our competition for casino placement and the attention of players comes from a variety of sources, including companies that design and market proprietary table games, electronic table game platforms, e-Tables and other gaming products.

With respect to our Proprietary Table Games, we compete with several companies who primarily develop and license proprietary table games. Our competitors include, but are not limited to, Bally Technologies, AGS, DEQ Systems, TCS/John Huxley, and Masque Publishing. Competition in this product group is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. Larger competitors typically have superior capital resources, distribution and product inventory than we do. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of casino gaming, but also by displacing other proprietary and public domain table game products.

With respect to our Enhanced Table Systems, we compete primarily with Bally Technologies, DEQ Systems and TCS/John Huxley. Bally Technologies has a progressive jackpot system it uses with its proprietary table games. DEQ Systems, which has limited game content, often uses its platform with other companies’ games including ours and those of Bally Technologies.  TCS/John Huxley has introduced a bonusing platform available for public domain games, and has limited game content.

With respect to our e-Table system, there are numerous other companies that manufacture and/or sell e-Tables that are similar. These companies include, but are not limited to, TCS/John Huxley, Aristocrat, Interblock, Aruze Gaming Corporation, Novomatic Industries, Multimedia Games and Bally Technologies. Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and slots. One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on e-Table platforms.

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

RESEARCH AND DEVELOPMENT

While we are committed to growing the sales of our marketed products, we strive to maintain a robust pipeline of products under development to bring to market. We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers to support, improve and upgrade our products and to develop and explore other potential table game products. We perform our research and development ourselves at our corporate offices. We also expect to use contracted third party developers to conduct research and development for certain product offerings.

We believe that one of our strengths is identifying new product opportunities and developing new products. Therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property and technology from third parties. We have incurred approximately $473,000 and $467,000 in research and development expenditures during 2014 and 2013, respectively. Consistent with our increased focus on development of new products, we anticipate significant increased research and development expenditures in 2015 and future years.

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

We have been and are subject to litigation claiming that we have infringed the rights of others and/or that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. A description of certain of these matters is contained in Note 12 of our audited financial statements, included in Item 8 and incorporated herein by this reference.

GOVERNMENT REGULATION

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products. The manufacturing and distribution of casino games, gaming equipment, systems technology, and related services, as well as the operation of casinos, are all subject to regulation by a variety of federal, state, international, tribal, and local agencies with the majority of oversight provided by individual state gaming control boards. While the regulatory requirements vary by jurisdiction, most require:

•	Findings of suitability for the company, individual officers, directors, key employees and major shareholders;
•	Documentation of qualification, including evidence of financial stability;
•	Specific product approvals for gaming equipment manufacturers; and
•	Licenses, registrations and/or permits.

Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive. Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations. We have authorizations with certain Native American tribes throughout the United States who have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos. These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.

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

Native American gaming regulation. Gaming on Native American lands within the United States is governed by the Federal Indian Gaming Regulatory Act of 1988 (“IGRA”) and specific tribal ordinances and regulations. Class III gaming (table games and slot machines, for example), as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission (“NIGC”) has oversight authority over gaming on Native American lands and generally monitors tribal gaming, including the establishment and enforcement of required minimum internal control standards. Each tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendors licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

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

EMPLOYEES

We have nineteen full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  We employ five part-time employees.  Our employees are co-employed by Advanstaff, Inc. a professional employer organization engaged by us to provide payroll and human resource services. As needed from time to time, we also pay for the services of independent contractors.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6767 Spencer Street, Las Vegas, Nevada.  We currently pay rent to an unrelated party pursuant to a lease entered into effective in 2014 with a current monthly rental payment of approximately $17,000. We currently occupy approximately 24,000 square feet of combined office and warehouse space.  See Note 12 to our audited financial statements, included in Item 8, for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. A description of these matters is contained in Note 12 to our audited financial statements which are included in Item 8 and incorporated herein by this reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace (“OTCQB”), which has a higher standard than the OTC Bulletin Board exchange we have traded on in previous years.  The OTCQB has superior standards which are designed to improve marketplace integrity and enhance transparency for investors.  Our ticker symbol trades under the symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCQB.

	2014		2013
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	0.49	0.34	0.27	0.19
June 30,	0.43	0.35	0.30	0.24
September 30,	0.50	0.33	0.29	0.20
December 31,	0.38	0.21	0.27	0.17

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK

As of March 31, 2015, we had 38,990,591 shares of our common stock issued and outstanding, held by approximately 300 shareholders.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not yet adopted any formal equity compensation plans. In anticipation of establishing an equity compensation plan we have taken the following actions:

•

As condition of his 2012 employment agreement, our Board granted options to Gary A. Vecchiarelli, our CFO to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.25). Such options will vest over three years as follows: 33% on the first anniversary (July 1, 2013) and the remainder in equal monthly installments for the remaining 24 months.

•

As condition of a consulting agreement effective February 13, 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of the Company’s restricted common stock. Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015. Additionally, the Contractor will also receive options to purchase 37,500 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.

•

As condition of his Board of Directors Director Service Agreement, effective March 1, 2014, Norm DesRosiers, Director, was granted a restricted stock award of 100,000 shares of the Company’s common stock. The restricted stock award vested immediately. Mr. DesRosiers will also receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.

•

As condition of his Board of Directors Director Service Agreement, effective May 1, 2014, William Zender, Director, was granted a restricted stock award of 75,000 shares of the Company’s common stock. The restricted stock award vested immediately. Mr. Zender will also receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.

•

On December 29, 2014, our Board agreed to a bonus which granted an aggregate 355,000 shares of common stock to several different employees in varying amounts based on performance.  Of this amount, 100,000 shares were issued to Gary A. Vecchiarelli, our CFO.  All shares granted on this date were vested immediately.

•

As condition of his Board of Directors Director Service Agreement, effective April 1, 2015, Bryan W. Waters, Director, was granted a restricted stock award of 75,000 shares of the Company’s common stock. The restricted stock award will vest  immediately. Mr. Waters will also receive options to purchase 25,000 shares of common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the applicable quarter.

RECENT SALES OF UNREGISTERED SECURITIES

On February 13, 2014, we entered into a consulting agreement with an independent contractor (the “Contractor”). The Contractor was granted 150,000 shares of our restricted common stock of which 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015. Additionally, the Contractor will also receive options to purchase 37,500 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.

Effective March 1, 2014, Mr. Norm DesRosiers agreed to serve as a member of our Board of Directors. In connection with his appointment, Mr. DesRosiers was granted a restricted stock award, covering 100,000 shares of our common stock. The restricted stock unit vested immediately. We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter. Mr. DesRosiers will receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

Effective May 1, 2014, Mr. William Zender agreed to serve as a member of our Board of Directors. In connection with his appointment, Mr. Zender was granted a restricted stock award, covering 75,000 shares of our common stock. The restricted stock award vested immediately. We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter. Mr. Zender will receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

On December 29, 2014, our Board of Directors issued a stock grant to several employees in the aggregate amount of 355,000 shares of common stock.  This stock grant was issued to several employees in various amounts based on performance.  Of this amount, 100,000 shares were issued to Mr. Gary A. Vecchiarelli, our CFO. All shares granted on this date were vested immediately.

In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2014 and 2013 from our audited financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data and balance sheet data for the years ended December 31, 2012, 2011 and 2010 from our audited financial statements that do not appear in this annual report.

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

	Years ended December 31,
	2014(1)	2013(2)	2012	2011(3)	2010
Statement of Operations Data:
Total revenues	$9,845,108	$8,218,598	$7,222,550	$3,684,865	$2,950,157
Net (loss) income	21,888	563,317	621,726	(473,336)	(135,861)
EBITDAS (4)	3,754,851	3,434,215	2,847,459	147,212	18,154
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$3,224,973	$2,375,798	$2,140,911	$(273,425)	$(136,671)
Net cash used in investing activities	(111,716)	(17,690)	(62,204)	(10,175)	(2,704)
Net cash (used in) provided by financing activities	(2,977,932)	(2,323,599)	(1,402,484)	22,073	174,970
Balance Sheet Data:
Cash and cash equivalents	$560,184	$438,502	$398,424	$182,907	$444,434
Current assets	2,947,642	2,385,009	2,290,724	1,448,272	988,972
Total assets	19,492,083	21,227,355	22,404,946	23,115,411	1,921,782
Current liabilities	5,366,588	4,302,173	3,562,098	3,061,780	739,750
Total liabilities	17,616,501	19,948,112	21,812,962	22,775,599	1,148,448
Shareholders’ equity	1,875,582	1,279,243	591,984	339,812	33,584

(1)	In 2014, we recorded a $528,233 impairment charge to reduce the carrying value of intangible assets to their estimated fair value.
(2)	In 2013, we recorded a $150,000 impairment charge to reduce the carrying value of intangible assets to their estimated fair value.
(3)	In 2011, we made a significant acquisition of assets from Prime Table Game, LLC and Prime Table Games UK. The allocation of the total purchase price to the net assets acquired is as follows:

Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Debt discount	1,530,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$22,680,000

We transferred the following consideration for the net assets acquired:

Common stock – 2,000,000 shares	$480,000
Note payable – Prime Table Games LLC	12,200,000
Note payable – Prime Table Games UK	10,000,000
Total	$22,680,000
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

	Years ended December 31,
EBITDAS Reconciliation:	2014	2013	2012	2011	2010
Net income (loss)	$21,888	$563,317	$621,726	$(473,336)	$(135,861)
Interest income	(23,478)	(23,259)	(21,600)	(24,821)	(26,150)
Interest expense	1,093,264	1,034,118	882,547	142,002	114,409
Income tax provision	139,745	69,767	(341,823)	—	—
Depreciation	109,809	45,562	50,488	40,149	12,833
Amortization	1,561,631	1,588,905	1,564,969	435,218	26,258
Impairment of intangible assets	528,233	150,000	—	—	—
Share based compensation expense	323,759	5,805	91,152	28,000	26,665
EBITDAS	$3,754,851	$3,434,215	$2,847,459	$147,212	$18,154

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment.  Our products are offered in highly regulated markets throughout the world. Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Plan of operation.

We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 4,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique stand-alone games with their own unique set of rules and strategies. Examples of Premium Games include such popular titles as High Card Flush, World Poker Tour Heads Up Hold’em, Three Card Poker, Three Card Prime and Emperor’s Challenge. Typically, Premium Games command a higher price point per unit than Side Bets.

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 16. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted. The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets. This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability. As of December 2013, the TableMAX system offers several of our Proprietary Side Bets including Lucky Ladies and 21+3, and Premium Games Three Card Prime and World Poker Tour Heads Up Hold’em.

Ancillary products.  In mid-2014, we entered into an exclusive licensing agreement with an independent inventor for worldwide rights to a proprietary technology which detects card markings.  With this technology, we developed SpectrumVision, one unit which can detect most known card markings normally invisible to the naked eye.  SpectrumVision will be leased for a monthly fee and we anticipate shipping the first units in mid-2015.

Strategy.  We believe that entertaining casino games will enhance players’ experiences and generate brand loyalty, resulting in increased profits for our casino clients. We continue to expand our product offering by focusing on innovative products and services. As we continue to develop and enhance our brand names and reputation, we anticipate expanding to new product lines that complement our overall strategy and enhance our market presence.

Our long-term business strategy is designed to enhance client value by producing products players enjoy playing. We believe that we will enhance shareholder value by capitalizing on existing and emerging markets and the worldwide proliferation of gaming and continue to build our recurring revenues. To achieve both of these objectives, we employ the following strategies:

1.	Expand our inventory of products and technologies to attain a fully comprehensive portfolio;
2.	Increase our per unit price point by leveraging our Enhanced Table Systems;
3.	Grow our e-Table and ancillary product business; and
4.	Expand our revenues from ancillary products.

These strategies are discussed in more detail above in the section entitled “Business.”

Results of operations for the years ended December 31, 2014 and 2013. For the year ended December 31, 2014 our gross revenues increased $1,626,510 or 20% to $9,845,108, as compared to $8,218,598 in 2013. The increase was due primarily to the performance of the Prime Table Game assets added to our portfolio in October 2011, entrance into new markets and territories and the focus on Premium Games, which command a higher price point per unit. Our gross revenues include $9,835,345 or 99.9% of total revenues, which were derived from recurring product leases and royalties in 2014, compared to $8,077,763 or 98.3% in 2013. We consider our revenues from product leases and royalties to be our recurring revenues, and expect such revenues to provide the majority of our income going forward.

Additionally, the sale or reimbursement of our products and manufactured equipment decreased $131,072 or 93% to $9,763 in 2014 from $140,835 in 2013. In 2013, we sold several lifetime licenses of our Lucky Ladies product for $104,000.  Our cost of ancillary products and assembled components decreased $25,505 or 24% to $80,525 in 2014 from $106,030 in 2013. The majority of this decrease was due to a decrease in sales of tangible goods such as table signs. In 2014, there is a disproportionate relationship between revenues from product sales and service and the cost of ancillary products and assembled components because we offered promotions whereby we offered free table signs with executed licenses of certain premium games.  In 2013, there were no direct costs associated with the lifetime licenses of our Lucky Ladies product.

Selling, general and administrative expenses increased $1,325,718 or 31% to $5,537,165 in 2014 compared to $4,211,447 in 2013. The increase was primarily due to increased sales related expenses including sales commissions, payroll, travel and trade shows, increases in regulatory costs associated with product approvals and gaming licenses in new jurisdictions; increased costs of intellectual property and increases in legal expenses associated with ongoing legal proceedings.  Research and development expenses increased $5,661 or 1% to $472,567 in 2014 compared to $466,906 in 2013.  Research and development costs remained consistent as we utilized outsourced contractors for specific research and development activities in lieu of retaining full-time employees.

In 2014 we recognized a $528,233 impairment charge to reduce the carrying value of certain intangible assets to its estimated fair value.  These intangibles were part of the acquisition with Prime Table Games in 2011.  As of December 2014, we determined that several patents had limited scope and were not commercially feasible given the ongoing maintenance costs related with such patents.

In 2013, we recognized a $150,000 impairment charge to reduce the carrying value of an intangible asset to its estimated fair value. This intangible was the result of an acquisition of territory rights from an outside sales representative to sell and distribute in the State of California. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. We do not anticipate impairment of any other intangible assets.

Total interest expense increased $59,146 or 6% to $1,093,264 for 2014, compared to $1,034,118 in 2013. The increase in interest expense is due to the contractual interest rate increase in payments related to the Prime Table Games acquisition.

Income before taxes decreased $471,451 or 74% to $161,633 in 2014, compared to $633,084 in 2013. This is attributable to the increases in selling, general and administrative expenses and the impairment of intangible assets.  Consequently, our net income decreased to $21,888 in 2014 compared to $563,317 in 2013. The tax expense of $139,745 during 2014 was primarily the result of tax on current year income.  This compared to a tax expense of $69,767 during 2013, which was the result of tax on current year income and the recognition of tax benefits relating to foreign tax and research credits.

Liquidity and capital resources. Until 2013, we incurred net losses for all annual periods since inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our common stock and other financing arrangements. We expect our revenues and earnings to increase in future periods, and we expect to reinvest these earnings in additional inventory and working capital to fund anticipated growth in our recurring revenue business.

As of December 31, 2014 we had total current assets of $2,947,643 and total assets of $19,492,083. Our total current liabilities as of December 31, 2014 were $5,366,588 and total liabilities were $17,616,501. Of our current assets, we had $560,184 in cash and equivalents as of December 31, 2014. We had restricted cash of $107,913 related to jackpot liabilities. Such funds are restricted by regulatory guidelines and may not be used for operations. The corresponding jackpot liability of $111,360 has been recorded in current liabilities. The difference of $3,447 represents December’s outstanding client billing related to the player funded portion of the jackpot.

Our operating activities provided $3,224,972, in cash for the year ended December 31, 2014 compared to $2,375,798 for the year ended December 31, 2013. The primary components of our positive operating cash flow for the year ended December 31, 2014 were due to the increases in accounts payable and accrued expenses for tax planning items which occurred close to year-end. The growth in the deferred revenue account represents our continued overall revenue growth.

Additionally, investing activities used cash of $111,716 for the year ended December 31, 2014 compared to $17,690 for the year ended December 31, 2013. In 2014, due to our move to a larger headquarters building, we experienced a larger outlay of cash for acquisition of property and equipment of $76,716.  In 2014, we also acquired intangible assets of $35,000.  In 2013, we had minimal capital expenditures of $22,653 and received cash on our note receivable of $4,963.

Cash used in financing activities during the year ended December 31, 2014 was $2,977,932 compared to $2,323,599 for the year ended December 31, 2013.  In both years, these amounts relate to debt principal payments on the Prime Table Games asset acquisition.

We intend to fund our continuing operations through increased sales and ongoing operations. Additionally, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements.

In 2014, we granted a small group of employees an aggregate of 255,000 shares of restricted common stock at a fair value of $0.40 per share.  Additionally, we granted 100,000 shares of restricted common stock to our Chief Financial Officer, Gary A. Vecchiarelli, at a fair value of $0.40 per share.  During 2014, we also appointed two new members to the Board of Directors and issued a total of 175,000 shares of restricted common stock at fair values of $0.28 and $0.47. We did not receive any proceeds from these grants. The grants have been recorded as share-based compensation expense and is included on the statement of operations.  In 2013, our share-based compensation relates to the fair value of options vested.  We did not grant any shares in 2013.

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

Off balance sheet arrangements. As of December 31, 2014, there were no off balance sheet arrangements.

Significant equipment. While we anticipate additional purchases of furniture and equipment in conjunction with our recent move into a new headquarters, we do not anticipate such purchases to be significant.

Accounting for income taxes.  We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We estimate our current tax position together with our future tax consequences attributable to temporary differences resulting from differing treatment of items, such as depreciation, amortization, and other reserves for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred assets will be recovered from future taxable income, prior year carryback, or future reversals of existing taxable temporary differences.  To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Galaxy Gaming, Inc.

We have audited the accompanying balance sheet of Galaxy Gaming, Inc. as of December 31, 2014 and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. Galaxy Gaming, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2014, the results of its operations and its cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 30, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Galaxy Gaming, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2013, and the related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

March 26, 2014

GALAXY GAMING, INC.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	560,184	$438,502
Restricted cash	107,913	244,416
Accounts receivables, net allowance for bad debts of $34,887 and $44,223	1,472,743	1,273,797
Prepaid expenses	80,440	34,973
Inventory	232,789	297,480
Note receivable - related party, current portion	383,298	18,212
Deferred tax asset	47,691	27,119
Other current assets	62,584	50,510
Total current assets	2,947,642	2,385,009
Property and equipment, net	382,098	44,952
Products leased and held for lease, net	125,665	85,883
Intangible assets, net	14,756,648	16,811,511
Goodwill	1,091,000	1,091,000
Note receivable - related party, net of current portion	—	365,086
Deferred tax assets, net of current portion	143,614	436,669
Other assets, net	45,416	7,245
Total assets	$19,492,083	$21,227,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518,428	$241,754
Accrued expenses	519,166	322,402
Income taxes payable	22,872	34,655
Deferred revenue	647,625	526,922
Jackpot liabilities	111,360	246,522
Capital lease obligations, current portion	66,273	—
Long-term debt, current portion	3,480,864	2,929,918
Total current liabilities	5,366,588	4,302,173
Deferred rent	56,242	—
Capital lease obligations, net of current portion	137,204	—
Long-term debt, net of debt discount, net of current portion	12,056,467	15,645,939
Total liabilities	17,616,501	19,948,112
Commitments and Contingencies (See Note 12)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; 38,990,591 and 38,310,591 shares issued and outstanding at December 31, 2014 and 2013, respectively	38,991	38,311
Additional paid-in capital	2,844,488	2,330,676
Stock warrants	—	190,053
Accumulated deficit	(980,300)	(1,002,188)
Accumulated other comprehensive (loss)	(27,597)	(277,609)
Total stockholders’ equity	1,875,582	1,279,243
Total liabilities and stockholders’ equity	$19,492,083	$21,227,355

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Revenue:
Product leases and royalties	$9,835,345	$8,077,763
Product sales and service	9,763	140,835
Total revenue	9,845,108	8,218,598
Costs and expenses:
Costs of ancillary products and assembled components	80,525	106,030
Selling, general and administrative	5,537,165	4,211,447
Research and development	472,567	466,906
Depreciation	109,809	45,562
Amortization	1,561,631	1,588,905
Share-based compensation	323,759	5,805
Impairment of intangible assets	528,233	150,000
Total costs and expenses	8,613,689	6,574,655
Income from operations	1,231,419	1,643,943
Other income (expenses)
Interest income	23,478	23,259
Interest expense	(1,093,264)	(1,034,118)
Total other expense	(1,069,786)	(1,010,859)
Income before provision for income taxes	161,633	633,084
Provision for income taxes	(139,745)	(69,767)
Net income	$21,888	$563,317
Basic earnings per share	$—	$0.01
Diluted earnings per share	$—	$0.01
Weighted average number of shares outstanding
Basic	38,513,084	38,310,591
Diluted	38,517,594	38,310,591

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013
Net income	$21,888	$563,317
Other comprehensive income:
Foreign currency translation adjustments, net of tax	250,012	118,137
Total comprehensive income	$271,900	$681,454

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Stock	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Beginning balance, January 1, 2013	38,310,591	$38,311	$2,113,097	$401,827	$(1,565,505)	$(395,746)	$591,984
Net income	—	—	—	—	563,317	—	563,317
Other comprehensive income	—	—	—	—	—	118,137	118,137
Share based compensation expense	—	—	5,805	—	—	—	5,805
Expiration of previously issued warrants	—	—	211,774	(211,774)	—	—	—
Balance, December 31, 2013	38,310,591	38,311	2,330,676	190,053	(1,002,188)	(277,609)	1,279,243
Net income	—	—	—	—	21,888	—	21,888
Other comprehensive income	—	—	—	—	—	250,012	250,012
Share based compensation expense	—	—	323,759	—	—	—	323,759
Issuance of restricted stock	680,000	680	—	—	—	—	680
Expiration of previously issued warrants	—	—	190,053	(190,053)	—	—	—
Balance, December 31, 2014	38,990,591	$38,991	$2,844,488	$—	$(980,300)	$(27,597)	$1,875,582

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income for the year	$21,888	$563,317
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	109,809	45,562
Amortization expense	1,561,631	1,588,905
Amortization of debt discount	208,632	208,632
Provision for income taxes	139,745	69,767
Share-based compensation	323,759	5,805
Impairment of intangible assets	528,233	150,000
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	136,503	(27,452)
Increase in accounts receivable	(199,455)	(246,809)
Increase in other current assets	(12,074)	(8,135)
Increase in inventory	(11,373)	(138,997)
Increase in prepaid expenses	(45,467)	(5,530)
Increase in other long-term assets	(41,794)	—
Increase (decrease) in accounts payable	276,727	(45,260)
Increase in accrued expenses	198,209	70,345
(Decrease) increase in income taxes payable	(11,783)	34,655
Increase in deferred revenue	120,703	86,580
(Decrease) increase in jackpot liabilities	(135,162)	24,413
Increase in deferred rent	56,242	—
Net cash provided by operating activities	3,224,973	2,375,798
Cash flows from investing activities:
Acquisition of property and equipment	(76,716)	(22,653)
Acquisition of intangible assets	(35,000)	—
Payments received on note receivable	—	4,963
Net cash used in investing activities	(111,716)	(17,690)
Cash flows from financing activities:
Principal payments on capital leases	(40,223)	—
Principal payments on notes payable	(2,937,709)	(2,323,599)
Net cash used in financing activities	(2,977,932)	(2,323,599)
Effect of exchange rate changes on cash	(13,643)	5,569
Net increase in cash and cash equivalents	121,682	40,078
Cash and cash equivalents – beginning of year	438,502	398,424
Cash and cash equivalents – end of year	$560,184	$438,502
Supplemental cash flow information:
Cash paid for interest	$880,947	$825,486
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activities information
Assets acquired under capital leases	$243,700	$—
Assets acquired under note payable	$86,634	$—
Inventory transferred to leased assets	$76,064	$59,288
Effect of exchange rate on note payable in foreign currency	$396,083	$79,030

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

Notes to Financial Statements

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a publicly reporting Nevada corporation (“Galaxy Gaming”). “GGLLC” refers to Galaxy Gaming, LLC, a Nevada limited liability company that was a predecessor of our business but is not directly associated with Galaxy Gaming, Inc.

History of business entities. A prior corporation, also named Galaxy Gaming, Inc. (“GGINC”) was incorporated in the State of Nevada on December 29, 2006, and acquired the business operations of several companies using the “Galaxy Gaming” moniker. Pursuant to these agreements, GGLLC sold selected assets, such as inventory and fixed assets, to GGINC. On January 1, 2007, GGLLC entered into several agreements with GGINC. On December 31, 2007, GGINC acquired, through an asset purchase agreement, GGLLC’s remaining intellectual property including patents, patent applications, trademarks, trademark applications, copyrights, know-how and trade secrets related to the casino gaming services including but not limited to games, side bets, inventions and ideas. GGINC also acquired the existing client base from GGLLC.

Secured Diversified Investment, Ltd. Secured Diversified Investment, Ltd., a publicly held Nevada corporation (“SDI”), was served with an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 08-16332. The Bankruptcy Court’s Order for Relief was entered on July 30, 2008. By order entered January 27, 2009, the Bankruptcy Court confirmed SDI’s Plan of Reorganization (“Plan”). On February 10, 2009, SDI entered into a share exchange agreement with GGINC (the “Reverse Merger”). In connection with the Reverse Merger, SDI obtained 100% of the issued and outstanding shares of GGINC and simultaneously GGINC became a wholly owned subsidiary of SDI. Pursuant to the terms and conditions of the Reverse Merger and the terms of the Plan, SDI issued 25,000,000 shares of common stock pro-rata to the former shareholders of GGINC in exchange for obtaining ownership of 100% of the issued and outstanding shares of GGINC”). SDI also issued 4,000,006 shares of new common stock on a pro rata basis to its creditors in exchange for the discharge of its outstanding debts under Chapter 11 of the U.S. Bankruptcy Code. All of SDI’s issued and outstanding equity interests existing prior to the Reverse Merger were extinguished and rendered null and void. Immediately following these events there were 29,000,006 shares of common stock issued and outstanding. Following the closing of the share exchange agreement, SDI discontinued all prior operations and focused exclusively on the business and operations of its wholly owned subsidiary, GGINC. On September 1, 2009, our Board approved a merger of SDI with its subsidiary, GGINC, pursuant to Nevada Revised Statute. §92A.180 (“Short Form Merger”) and the surviving merged company was named “Galaxy Gaming, Inc.”

In October 2011, we executed an asset purchase agreement (“PTG Agreement”) with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games” or “PTG”). Under the terms of the PTG Agreement, we acquired over 20 different table games, including 21+3, Two-way Hold’em and Three Card Poker, which are currently played in over 250 casinos in the United States, the United Kingdom and in the Caribbean (Three Card Poker rights are limited to the British Isles). The intellectual property portfolio includes 36 patents and 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. We continue to develop products using the intellectual property acquired as a result of this transaction. See Note 17.

Description of business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 4,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique stand-alone games with their own unique set of rules and strategies. Examples of Premium Games include such popular titles as High Card Flush, World Poker Tour Heads Up Hold’em, Three Card Poker, Three Card Prime and Emperor’s Challenge. Typically, Premium Games command a higher price point per unit than Side Bets.

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

MEGA-Share is a game-play methodology invented by us that allows a player of one of our table games to share in the winnings of a jackpot together with other players. An example of this concept would be when multiple table game players are playing in a casino and one player obtains a winning hand entitling him or her to a jackpot, the event also triggers a second MEGA-Share jackpot that is divided among all players who placed a MEGA-Share qualifying wager. MEGA-Share rewards other players playing on other tables, other games, or even in other casinos with a share of a second jackpot simply for having a wager placed at the time another player won the main jackpot.

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 17. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted. The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets. This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability. As of December 2013, the TableMAX system offers several of our Proprietary Side Bets including Lucky Ladies and 21+3, and Premium Games Three Card Prime and World Poker Tour Heads Up Hold’em.

Ancillary products.  In mid-2014, we entered into an exclusive licensing agreement with an independent inventor for worldwide rights to a proprietary technology which detects card markings.  With this technology, we developed SpectrumVision, one unit which can detect most known card markings normally invisible to the naked eye.  SpectrumVision will be leased for a monthly fee and we anticipate shipping the first units in mid-2015.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

This summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations of our management team, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied to the preparation of the financial statements.

Basis of presentation. The accompanying financial statements have been prepared in accordance with U.S. GAAP and the rules of the SEC. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP. Revenues are recognized as income when earned and expenses are recognized when they are incurred. We do not have significant categories of cost as our income is recurring with high margins. Expenses such as wages, consulting expenses, legal, regulatory and professional fees and rent are recorded when the expense is incurred.

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

Intellectual property and intangible assets. These intellectual property and intangible assets have finite lives and are being amortized using the straight-line method over their economic useful lives, five to thirty years. Material assets added over the past several years are as follows:

Client installation base	60 months
Patents	87 - 132 months
Trademarks	144 - 360 months
Client relationships	264 months

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

In 2011, for $22,680,000 we acquired a large portfolio of intellectual property from a competitor that included patents, trademarks and a recurring revenue base in the United States and United Kingdom.  See Note 17.  The purchase price was allocated to various intangible assets including patents, client relationships, trademarks, non-compete agreement, goodwill and a debt discount.  As of December 31, 2014, we determined several patents purchased as part of this transaction to be impaired and reduced the carrying value of the intangible asset to zero during 2014.  The total impairment charge recognized for these patents in 2014 was $528,233.

In 2008, GGINC acquired territory rights from an outside sales representative to sell and distribute in the State of California for $150,000. The purchase price was fully allocated to territory intangible assets and assigned an indefinite life. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. See Note 12. Accordingly, we recorded a $150,000 impairment charge to reduce the carrying value of the intangible asset to its estimated fair value during 2013.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of December 31, 2014 and 2013, we had the following client revenue concentrations:

	Location	2014 Revenue	2013 Revenue
Client A	North America	15.2%	15.4%
Client B	United Kingdom	7.7%	7.6%
Client C	United Kingdom	5.5%	5.3%
Client D	North America	5.0%	5.2%

The amounts in accounts receivable related to these significant clients at December 31, 2014 and 2013 were approximately $572,000 and $576,000, respectively.

We are also exposed to risks associated with expiration of our patents.  In 2015, domestic and international patents will expire on two of our products, which account for approximately $5,523,000 or 56% of our revenue for the year ended December 31, 2014.

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

Research and development. We incur research and development (“R&D”) costs to develop our new and next-generation products. Our products reach commercial feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

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

Income taxes. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. As of December 31, 2014 and 2013, we had a valuation allowance of $221,443 and $0, respectively, against foreign tax credit carryovers.

We follow the provisions contained in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Judgment is required in determining the provision for incomes taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates

Basic income (loss) per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and warrants, if applicable, during the year, using the treasury stock method.

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

Recently adopted accounting standards

Offsetting Assets and Liabilities.  In December 2011, the Financial Accounting Standards Board (“FASB”) FASB issued an Accounting Standards Update (“ASU”) to require new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position.  In January 2013, the FASB issued an ASU to clarify the scope of disclosures about offsetting assets and liabilities.  The scope of the new disclosures was narrowed to include derivatives, repurchase agreements and securities borrowing and lending that are offset or subject to an enforceable master netting arrangement or similar agreement.  Both ASUs were effective for our 2014 first quarter and had no material impact on our financial statements.

New accounting standards not yet adopted

Uncertainties About An Entity’s Ability To Continue As A Going Concern.  In August 2014, the FASB issued an ASU to require management to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern for the twelve months following the date that financial statements are issued.  The evaluation is similar to the assessment required to be performed by auditors under auditing standards and required for both interim and annual periods.  This ASU is not expected to have a material impact on our financial statements.

Share-based Payments With Performance Targets Achievable After The Service Period.  In June 2014, the FASB issued an ASU to clarify that performance targets in share-based payments that affect vesting and can be achieved after the requisite service period should be accounted for as a performance condition.  As such, the performance condition would not be reflected in the grant date fair value estimate and compensation cost would be recognized over the service period if achievement of the performance condition is probable.  This ASU is not expected to have a material impact on our financial statements.

New Revenue Recognition Standard.  In May 2014, the FASB issued an ASU establishing a new ASC Topic – Revenue From Contracts With Customers, which is a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance.  Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer.

The standard allows for adoption under either “full retrospective” in which prior periods presented are recast under the new guidance or “modified retrospective” in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption.  The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized.  We are currently evaluating the impact that this standard will have on our financial statements.

Discontinued Operations.  In April 2014, the FASB issued an ASU that raises the threshold for a disposal to qualify as discontinued operations, such that it must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business that is classified as held for sale at acquisition.  This ASU also requires new disclosures for both discontinued operations and disposals of individually significant components that don’t qualify as discontinued operations.  This ASU is not expected to have a material impact on our financial statements.

Presentation Of An Unrecognized Tax Benefit When A Net Operating Loss Carryforward Exists.  In July 2013, the FASB issued an ASU requiring the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position.  This ASU is not expected to have a material impact on our financial statements.

Cumulative Translation Adjustment Upon Derecognition Of Certain Subsidiaries.  In March 2013, the FASB issued an ASU requiring the release of cumulative translation adjustment into net income when an entity either sells a part of all of its investment in or no longer holds a controlling financial interest in a foreign entity.  This ASU is not expected to have a material impact on our financial statements.

Obligations Resulting From Joint and Several Liability Arrangements.  In February 2013, the FASB issued an ASU to require new disclosures for an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor.  This ASU is not expected to have a material impact on our financial statements.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable at December 31, 2014 and 2013 was as follows:

	2014	2013
Note receivable	$383,298	$383,298
Less: current portion	(383,298)	(18,212)
Total long-term note receivable	$—	$365,086

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

Interest income associated with this note receivable was $21,772 and $23,070 for the years ended December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, there was an interest receivable balance of $40,573 and $17,575 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At December 31, 2014, management believes that 100% of the note receivable principal and interest amounts are collectable.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Professional services	$21,863	$5,436
Insurance	16,612	12,579
Dues & Subscriptions	14,562	—
IT system	9,304	8,923
Travel	8,587	—
Trade show expense	7,000	—
Rent	1,989	175
Other prepaid expenses	523	147
Property taxes	—	3,325
Inventory costs	—	2,520
Regulatory compliance expenses	—	1,868
Total prepaid expenses	$80,440	$34,973

NOTE 5. INVENTORY

Inventory consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Raw materials and component parts	$111,247	$182,351
Finished goods	96,254	95,579
Work-in-process	69,464	52,445
Subtotal	276,965	330,375
Less: inventory reserve	(44,176)	(32,895)
Total inventory	$232,789	$297,480

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Furniture and fixtures	$197,751	$76,031
Leasehold improvements	150,000	6,367
Vehicles	86,364	—
Computer equipment	84,186	69,960
Office equipment	17,403	12,270
	535,704	164,628
Less: accumulated depreciation	(153,606)	(119,676)
Property and equipment, net	$382,098	$44,952

Included in depreciation expense was $69,904 and $21,100 related to property and equipment for the years ended December 31, 2014 and 2013, respectively.

Property and equipment includes $43,684 of leasehold improvements, furniture and fixtures under capital leases as of December 31, 2014.  Accumulated depreciation of assets acquired under capital leases totaled $43,684 at December 31, 2014.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at December 31, 2014 and 2013:

	2014	2013
Enhanced table systems	$233,496	$157,861
Less: accumulated depreciation	(107,831)	(71,978)
Products leased and held for lease, net	$125,665	$85,883

Included in depreciation expense was $36,282 and $20,839 related to products leased and held for lease for the years ended December 31, 2014 and 2013, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014	2013
Patents	$12,866,217	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
License agreements	35,000	—
	19,701,217	20,415,967
Less: accumulated amortization	(4,944,569)	(3,604,456)
Intangible assets, net	$14,756,648	$16,811,511

Included in amortization expense was $1,561,631 and $1,588,905 related to the above intangible assets for the years ended December 31, 2014 and 2013, respectively.

In 2014, we recognized an impairment charge of $528,233 relating to patents purchased in 2011 from PTG.  We determined these patents to be adversely limiting in scope and nature and have a carrying value in excess of their fair value.  As of December 2014, we abandoned our maintenance of the patents and reduced the carrying value to zero.

In 2013, we recognized an impairment charge of $150,000 relating to territory rights, which were the result of a 2008 purchase from an outside sales representative to sell and distribute in the State of California. As of September 2013, we discontinued our business relationship with tribal casinos in California as a result of a notice received from the California Bureau of Gambling Control. See Note 12 for details regarding the California administrative action.

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at December 31, 2014 and 2013:

	2014	2013
Commissions	$148,902	$92,744
TableMAX reimbursement	72,636	—
Salaries & payroll taxes	70,262	59,266
Professional fees	60,779	75,000
Royalties	59,715	—
Vacation	58,642	41,216
Trade show expenses	41,666	48,718
Accrued interest	3,686	2,443
Other accrued expenses	2,878	3,015
Total accrued expenses	$519,166	$322,402

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

December 31, 2014
Capital lease obligation – leasehold improvements	$135,171
Capital lease obligation – office furniture	68,306
203,477
Less: Current portion	(66,273)
Capital lease obligations	$137,204

The capital lease obligation – leasehold improvements requires 60 monthly payments of $2,879, including 5.5% interest, beginning May 2014 through May 2019.

The capital lease obligation – office furniture requires 30 monthly payments of $3,641, including interest at 10.2%, beginning April 2014 through September 2016.

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada.  Annual requirements for capital leases obligations are as follows:

December 31,	Total
2015	$78,237
2016	65,615
2017	34,545
2018	34,545
2019	14,392
Total minimum lease payments	$227,334
Less: amount representing interest	(23,857)
Present value of net minimum lease payments	$203,477

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2014 and 2013:

	2014	2013
PTG notes payable, net of discount	$14,385,643	$17,480,676
Related party, note payable	1,065,324	1,095,181
Vehicles, notes payable	86,364	—
	15,537,331	18,575,857
Less: current portion	(3,480,864)	(2,929,918)
Total long-term debt	$12,056,467	$15,645,939

The related party note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC and under the direction of GGLLC, the payments were to be made on GGLLC’s behalf directly to Bank of America. The note agreement remains in the name of GGLLC and we have no direct obligation to Bank of America. Additionally, Bank of America filed a complaint against us in 2012, which was settled in February 2014. See Note 12 for further details.

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

	Monthly Payment Amounts
	Prime Table Games, LLC	Prime Table Games UK
Payment Year	(in USD)	(in GBP)	Interest Rate
2012	$100,000	£64,000	3%
2013	130,000	76,800	4%
2014	160,000	89,600	5%
2015	190,000	102,400	6%
2016	220,000	115,200	7%
2017	220,000	115,200	8%
2018	220,000	115,200	9%

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

The notes are collateralized by the all of the assets acquired from Prime Table Games LLC and Prime Table Games UK.

Maturities of our notes payable as of December 31, 2014 are as follows:

Maturities as of:	Total
2015	$3,480,864
2016	4,198,360
2017	5,384,781
2018	3,306,338
2019	18,934
Total long term debt	$16,389,277
Less: debt discount	(851,946)
Long-term debt, net of debt discount	$15,537,331

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party.  The 5-year Spencer Lease is for a building approximately 24,000 square feet, which is comprised of approximately 16,000 square feet office space and 8,000 square feet warehouse.  The property is located in Las Vegas, Nevada.

The initial term of the Spencer Lease commenced on April 1, 2014.  We are obligated to pay approximately $153,000 in annual base rent in the first year, and the annual base rent will increase by approximately 4% each year.  We are also obligated to pay real estate taxes and other building operating costs.  Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell.  We also have an option to extend the term of the Spencer Lease for two consecutive terms of three years each, at then current fair market value rental rate determined in accordance with the terms of the Lease.

In connection with the Spencer Lease, the landlord agreed to finance tenant improvements of $150,000 (“TI Allowance”).  The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum.  The TI Allowance has been classified as a capital lease on the balance sheet.  See Note 10.

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

The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2015 through 2019 and are based upon our current operating leases:

Twelve Months Ended December 31,	Annual Obligation (Estimate)
2015	$213,936
2016	222,678
2017	231,420
2018	240,156
2019	125,064
Thereafter	—
Total Estimated Lease Obligations	$1,033,254

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  In accordance with ASC Topic 450, we record accruals for such contingencies to the extent we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statue or regulation.

California administrative action – In March 2003, Galaxy Gaming of California, LLC (“GGCA”), an independent entity managed by GGLLC, submitted an application to the California Gambling Control Commission (“California Commission”) for a determination of suitability to conduct business with tribal gaming operations in California. At the time, our CEO was a member of GGCA and was required to be included in the application process. In July 2013, the California Commission denied the applications of our CEO and GGCA for a finding of suitability. The California Commission also denied a request for stay or any further reconsideration of the matter.

In August 2013, GGCA and our CEO filed a motion for writ of mandate with the Sacramento County Superior Court, asking the Court for a judicial review of the California Commission’s ruling. A hearing on the motion has been scheduled for October 2015. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. In September 2013, we were notified that until this matter is resolved, we are not permitted to conduct business with tribal casinos in California.

In July 2014, we filed application with the California Bureau of Gambling Control for a finding of suitability.  That application is in process.  Revenues sourced from California clients for the twelve months ending December 31, 2014 and 2013 were approximately $0 and $167,000, respectively.

Bank of America action. In October 2012, we were served with a complaint by Bank of America (“BofA”) regarding a promissory note payable by GGLLC to BofA. The complaint, filed in the Eighth Judicial District Court in the State of Nevada, alleged that we received valuable assets from GGLLC in 2007 for little or no consideration. In the complaint, BofA sought to collect in full the outstanding principal and any accrued interest owed under the promissory note. We filed a cross-complaint against BofA claiming that abuse of process, slander of business and detrimental promissory reliance.  On February 21, 2014, we reached a full settlement and all legal actions against all parties were subsequently dismissed.

In-Bet litigation.  In November 2014, we filed a complaint for patent infringement against In Bet Gaming, Inc. and In Bet, LLC, alleging that their “In-Between” side bet game infringes on one or more of our patents.  The litigation is currently in the pre-discovery stage.

Red Card Gaming & AGS litigation.  In September 2012, we executed an asset purchase agreement (“APA”) with Red Card Gaming, Inc. (“RCG”), for the purchase of all the rights, title and interest in and for the game known as High Card Flush and all associated intellectual property.  The APA included customary non-compete, non-disparagement and right of first refusal provisions.  In 2014, AGS, LLC (“AGS”) purchased RCG’s rights in the APA and became the assignee of the APA.  In September 2014 we notified RCG of their material breach of the APA and discontinued contingent consideration payments.  In November 2014, RCG and AGS attempted to terminate the APA and in December 2014, filed a complaint against us alleging trademark infringement.  We filed a cross-complaint against RCG and AGS alleging conspiracy to breach the APA, misappropriation of our trade secrets, infringement of our trademark and copy rights and interference with customer relationships.  As of the date of this Report, there were pending cross motions for preliminary injunctions in which the parties seek to enjoin each other from selling the High Card Flush game.  The parties have agreed the substance of the dispute is to be heard in arbitration and once the hearing is conducted, the case will proceed in arbitration.

Uncertain tax positions.  As further discussed in Note 15, we have adopted the provision of ASC 740.  We had $67,738 of uncertain tax position as of December 31, 2014.  Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

NOTE 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2014.

In February 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of our restricted common stock.  Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015.

In March 2014, Norm DesRosiers, one of our Directors, was granted 100,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $28,000 which was determined using our closing stock price at March 1, 2014, the date of the grant.  The restricted stock grant vested immediately.

In May 2014, William A. Zender, one of our Directors, was granted 75,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $35,250 which was determined using our closing stock price at May 1, 2014 the date of the grant.  The restricted stock grant vested immediately.

In December 2014, the Board of Directors approved a stock grant for a small group of employees that granted 255,000 shares of restricted common stock.  The fair market value of the grant was $102,000 which was determined using our closing stock price at December 29, 2014, the date of the grant.  The restricted stock grant vested immediately.

In December 2014, the Compensation Committee of the Board of Directors approved a bonus in the form of stock compensation to our Chief Financial Officer Gary A. Vecchiarelli, based on Mr. Vecchiarelli’s individual performance.  The stock grant was for 100,000 restricted shares of our common stock with a fair market value of $40,000.  The value of the bonus was determined using our closing stock price at December 29, 2014, the date of the grant.

There were 38,990,591 common shares and no preferred shares issued and outstanding at December 31, 2014.

NOTE 14. RELATED PARTY TRANSACTIONS

Through April 2014, we leased our prior offices located on O’Bannon Drive in Las Vegas from the Saucier Business Trust, an entity that is related to our CEO.  The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,360. Our lease expired at the end of August 2012 and then converted to a term of month-to-month. Total payments made were $37,296 and $124,308 in 2014 and 2013, respectively.

We have a note receivable from Abyss Group, LLC (“Abyss”), an entity that was formerly related to the wife of our CEO.  Subsequently, Abyss assigned the note to Carpathia Associates, LLC (“Carpathia”), an entity controlled by our CEO.  This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015. The balance of the note receivable was $383,298 at December 31, 2014 and 2013, respectively. Interest income associated with this note receivable was $21,772 and $23,070 for December 31, 2014 and 2013, respectively.

We have a note payable to a related party, GGLLC, an entity formerly controlled by our CEO.  Subsequently, GGLLC assigned the note to Carpathia.  The note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000.  The balance as of December 31, 2014 and 2013 was $1,065,324 and $1,095,181, respectively.  This note payable is a result of the asset purchase agreement with GGLLC.  The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014.  See Note 12 for further details regarding the settlement with Bank of America.

Certain administrative, accounting and legal support services are performed by Carpathia. We accrued or paid fees to the related party in the amount of $0 and $4,435 for 2014 and 2013, respectively.

NOTE 15. INCOME TAXES

The components of the provision (benefit) consist of the following:

	2014	2013
Current:
Federal	$6,430	$14,491
State	3,305	20,164
Total current	$9,735	$34,655
Deferred:
Federal	350,338	(129,228)
State	1,115	(8,117)
Change in valuation allowance	(221,443)	172,457
Total deferred	$130,010	$35,112
Provision (benefit) for income taxes	$139,745	$69,767

The income tax provision (benefit) differs from that computed at the federal statutory corporate income tax rate as follows for years ended December 31, 2014 and 2013:

	2014	2013
Tax provision/(benefit) computed at the federal statutory rate	$68,787	$215,249
State income tax (provision), net of federal benefit	3,067	18,600
Permanent items	95,916	(166,522)
Credits	(83,978)	(170,017)
True ups and rounding	206,719	—
Change in valuation allowance	(221,443)	172,457
Uncertain tax positions	70,677	—
Income tax provision (benefit)	$139,745	$69,767

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2014 and 2013:

	2014	2013
Deferred Tax Assets:
Current deferred tax assets	$48,000	$—
Intangible assets	96,000	202,737
Unrealized foreign currency translation	8,000	157,077
Research & development credits	205,000	111,150
Other	50,035	39,983
Total deferred tax assets	407,035	510,947

Deferred Tax Liabilities:
Basis difference in fixed assets	(148,000)	(47,278)
Uncertain tax positions	(68,000)	—
Total deferred tax liabilities	(216,000)	(47,278)

Gross deferred tax asset (liability)	191,035	463,669
Less: valuation allowance	—	—
Net deferred tax assets	$191,035	$463,669

In accordance with ASC Topic 740, we analyzed our valuation allowance at December 31, 2014 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets will be realized and, as such, has removed any valuation allowance against certain deferred tax assets.  We anticipate utilization of both our foreign tax credits and research credit carryforwards.

As of December 31, 2014, we expect to use all of our foreign tax credits of $74,577.  The foreign tax credits will be used to offset federal income tax owed in 2014.

NOTE 16. STOCK OPTIONS AND WARRANTS

Warrant activity. We have accounted for warrants as equity instruments in accordance with Emerging Issues Task Force (“EITF”) 00-19 (ASC 815-40) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock . In prior years, we estimated the fair value of the warrants using the Black-Scholes option pricing model based on assumptions at the time of issuance.

A summary of warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2013	1,330,953	$0.45
Issued	—	—
Exercised	—	—
Expired	(714,286)	0.40
Outstanding - December 31, 2013	616,667	0.56
Issued	—	—
Exercised	—	—
Expired	(616,667)	0.56
Outstanding - December 31, 2014	—	$—
Exercisable - December 31, 2014	—	$—

Stock options. For the years ended December 31, 2014 and 2013, we issued 281,250 and -0- stock options, respectively. Stock options issued to members of our Board of Directors were 150,000 and -0- for the years ended December 31, 2014 and 2013, respectively.   The stock options granted in 2014 were calculated to have a fair value of $76,705 using the Black-Scholes option pricing model with the following assumptions:

Options issued year ended December 31, 2014
Dividend yield	0%
Expected volatility	85% - 90%
Risk free interest rate	1.62% - 1.73%
Expected life (years)	5

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding - January 1, 2013	100,000	$0.25
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding - December 31, 2013	100,000	0.25
Issued	281,250	0.41
Exercised	—	—
Expired	—	—
Outstanding - December 31, 2014	381,250	$0.41
Exercisable - December 31, 2014	364,583	$0.37

Share-based compensation.  The cost of all stock options and stock grants issued have been classified as share-based compensation on the statement of operations for the years ended December 31, 2014 and 2013.  Total share-based compensation was $323,759 and $5,805 for the years ended December 31, 2014 and 2013, respectively.

NOTE 17. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of Prime Table Games’ assets. In October 2011, we executed an asset purchase agreement (the “PTG Agreement”) with Prime Table Games, LLC and Prime Table Games UK. Under the terms of the PTG Agreement we acquired over 20 different table games, including 21+3, Two-way Hold’em and Three Card Poker, which are currently played in over 250 casinos worldwide (Three Card Poker rights are limited to the British Isles).  The intellectual property portfolio included 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. The two principals of Prime Table Games also executed with us a non-compete agreement.

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

Consideration Transferred. The acquisition-date fair value of the consideration transferred consisted of the following items:

Common stock - 2,000,000 shares	$480,000
Note payable - Prime Table Games LLC	12,200,000
Note payable - Prime Table Games UK	10,000,000
Total	$22,680,000

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

As of December 31, 2014, we determined several patents purchased as part of this transaction to be impaired and reduced the carrying value of the intangible asset to zero during 2014.  The total impairment charge recognized for these patents in 2014 was $528,233.

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

We are responsible for the losses of the TableMAX Division. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement.  We have not experienced significant losses attributable to the TableMAX Division.

Included in accrued expenses at December 31, 2014 is $72,636, which represents reimbursement due to TMAX.  Included in other current assets at December 31, 2013 is $32,935 representing reimbursement due from TMAX.

NOTE 18. SUBSEQUENT EVENTS

Appointment of New Director.  On March 30, 2015, the Board of Directors appointed Mr. Bryan W. Waters who agreed to serve as a member of our Board of Directors, effective April 1, 2015.  In connection with his appointment, Mr. Waters was granted a restricted stock grant, covering 75,000 shares of our common stock.  The restricted stock grant will vest immediately.  We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter.  Mr. Waters will receive options to purchase 25,000 shares of common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the previous quarter.  Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

In accordance with ASC 855-10, we have analyzed our operations subsequent to December 31, 2014 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the event discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

Appointment of New Director.  On March 30, 2015, the Board of Directors appointed Mr. Bryan W. Waters to serve as a member of our Board of Directors, effective April 1, 2015.  In connection with his appointment, Mr. Waters was granted a restricted stock grant, covering 75,000 shares of our common stock.  The restricted stock grant will vest immediately.  We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter.  Mr. Waters will receive options to purchase 25,000 shares of common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the previous quarter.  The exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held	Years in Position/Date of Appointment or Commencement
Robert B. Saucier	60	CEO, President and Chairman of the Board	17 years/October 7, 1997
Gary A. Vecchiarelli	37	CFO, Secretary and Treasurer	3 years/July 1, 2012
Norm DesRosiers	65	Director	1 year/March 1, 2014
William A. Zender	59	Director	1 year/May 1, 2014
Bryan W. Waters	52	Director	April 1, 2015

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert B. Saucier is our President, CEO, and Chairman of the Board. Mr. Saucier is our founder and has served in those capacities since inception and for our accounting and operational predecessors since 1997. Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations. During his career, Mr. Saucier has founded and grown five start-up companies. He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a company that developed and managed the first non-tribal casino in Washington. Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a 2,447% growth rate (five year period) and served as its President and Chairman (1986 - 1992). He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems. Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects. Among other qualifications, Mr. Saucier brings to the Board executive leadership experience, including his service as CEO of a casino, along with extensive domestic and international business experience.

Gary A. Vecchiarelli is our Chief Financial Officer, Corporate Treasurer and Secretary. Mr. Vecchiarelli has over fifteen years of professional experience in accounting and finance. Most of Mr. Vecchiarelli’s career has been in public accounting with two national accounting firms. Early in his career, Mr. Vecchiarelli worked with Crawford, Pimentel & Co., Inc, a regional firm based in San Jose, CA and national firm McGladrey & Pullen, LLP from 2003 to 2008. From 2008 to 2011, Mr Vecchiarelli joined BDO USA, LLP (“BDO”) where he played a key role in helping to open and establish the firm’s Las Vegas audit practice. Mr. Vecchiarelli has significant experience working with complex accounting issues including mergers & acquisitions, revenue recognition, SEC financial reporting and Sarbanes-Oxley compliance. During his tenure with BDO, Mr. Vecchiarelli’s clientele included gaming manufacturers Aruze Gaming America, Inc., FortuNet, Inc. and one of the world’s largest timeshare companies - Diamond Resorts International. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants, Financial Executives International and Institute of Management Accountants. He has been a two-term President of the Las Vegas Chapter of the Institute of Management Accountants and has served on its Board of Directors since 2008. Additionally, Mr. Vecchiarelli serves on the Board of Directors of Financial Executives International, Nevada Chapter.  Mr. Vecchiarelli maintains an active CPA license in the states of California and Nevada. In March 2014, Mr. Vecchiarelli was named to the Las Vegas “40 under 40” class of 2014 by VEGAS Inc., a Greenspun Media Group publication.

Norm DesRosiers is a Director. A veteran of the U.S. Army, Mr. DesRosiers earned a Bachelor’s Degree in Law and Justice from Central Washington State university in 1975. For the period of 1970 to 1979, Mr. DesRosiers became a Law Enforcement Sergeant with the Lynnwood, WA Police Department. For the period of 1980 to 1992, Mr. DesRosiers held several positions with Boeing Commercial Aircraft Company. During that period, he also spent several years operating his own private investigation firm. In 1993, Mr. DesRosiers joined the Fort McDowell Gaming Commission in Arizona, enforcing gaming regulatory compliance. In 1994, he joined the San Carlos Apache Tribal Gaming Commission in Arizona as Executive Director, during which time his organization was recognized as a model regulatory agency. In 1998, Mr. DesRosiers became a Commissioner with Viejas Gaming Commission in California, where he wrote ordinances and gaming commission regulations. In 2007, he was appointed by the U.S. Secretary of the Interior to serve as one of a three member commission for the National Indian Gaming Commission (NIGC) located in Washington D.C.. Most recently in 2010, Mr. DesRosiers joined the San Manuel Tribal Gaming Commission in California as Executive Director, only to be appointed as Commissioner 7 months later. His credentials include serving on the Federal Advisory Committee to the National Indian Gaming Commission for the Development of Environmental, Health and Safety Regulations for Tribal Gaming facilities (2001). He also has written the first technical standards for gaming devices to be adopted in the State of California and has published numerous articles on tribal gaming regulatory subjects. Among other qualifications, Mr. DesRosiers brings to the Board extensive gaming industry experience from industry regulatory organizations.

William A. Zender is a Director.  A graduate of the University of Nevada at Las Vegas, Mr. Zender earned a Bachelor’s Degree in Hotel Administration in 1976 and a Masters Degree in Business from the University of Phoenix in 2004.  For the period of 1979 to

1981, Mr. Zender became an Enforcement Agent with the Nevada Gaming Control Board.  In 1982, Mr. Zender performed various consulting services and continued such consulting through various times during his career.  In 1988, Mr. Zender became the Asian Games Manager at the famous Desert Inn Casino in Las Vegas until 1989 when he became the Casino Manager for the Maxim Hotel and Casino, also in Las Vegas.  In 1991, Mr. Zender was the Games Manager at Artichoke Joe’s Casino in San Bruno, California.  Mr. Zender was the Vice President and Owner of the Aladdin Hotel and Casino from 1992 to 1997.  In 2005, Mr. Zender became Consultant and Owner of Last Result Consulting until 2007 at which time he began performing consulting services full time through Bill Zender and Associates, LLC.  His credentials include authoring seven books on gambling and gaming management and is currently a monthly contributor to Casino Enterprise Management Magazine.  Mr. Zender was awarded the “Lifetime Achievement Award” at the 2014 World Game Protection Conference for his invaluable contributions and generous dedication to the casino industry.  Mr. Zender brings to the Board extensive table game industry experience.

Bryan W. Waters was appointed as a Director, effective April 1, 2015.  A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous positions, including President of the Southern Nevada region.  In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc. (dba “SuperPawn”) a specialty finance lender with both brick-and-mortar and internet retailing operations with gross revenues in excess of $70 million.  Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company to Cash America International, Inc. a NYSE listed company.  Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer, responsible for a privately held $2.3 billion 17 branch bank, which is now part of U.S. Bank.  In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy debt in the country.  At the time of its successful sale in 2011, B-Line owned and serviced in excess of $300 million in assets.  In 2012, Mr. Waters founded Magnolia Lane Partners, LLC, which is comprised of former executives of B-Line which is an advisory and asset management firm focused primarily in the accounts receivable management industry with a specific focus on purchasing consumer receivables in bankruptcy.  Also in 2012, Mr. Waters joined the Board of CBV Collection Services, LTD (“CBV”), a private equity and management owned company which is one of the largest independent outsourcing, collection services and debt buying organization in Canada.  In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and continues to serve in that role present.  Mr. Waters is a tenured senior executive and brings to the Board significant experience in finance, commercial banking, capital raising, financial turnaround, strategic and tactical planning and new company start-ups.

Our bylaws authorize no fewer than one and no more than fifteen directors. We currently have four directors.

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

None.

Committees of the Board. We do not currently have an executive committee or stock plan committee of our Board of Directors.

We also do not have a nominating committee.  The Board of Directors believes that in the view of the Company’s size, the size of the Board of Directors, and the voting control held by the officers and directors of the Company, the full Board of Directors is best suited at this point to provide nominees to the Board.

We do have a compensation committee, as discussed in more detail below.

Compensation committee. At a meeting of the Board of Directors on July 8, 2014, the Board approved the creation of a Compensation Committee, and on October 13, 2014, adopted the Compensation Committee Chart (the “Charter”).

Pursuant to the Charter, the Compensation Committee is to be comprised of no fewer than two non-employee members of the Board, and the members shall be free from any relationships or conflicts of interest with respect to the Company that would impair the member’s ability to make independent judgments.  The members of the Compensation Committee will be appointed by the Board, and can be removed by the Board at any time, with or without cause.

The authority and duties of the Compensation Committee include: to approve the corporate goals and objectives relating to compensation of the CEO, reviewing on an annual basis, the CEO’s recommendations relating to the compensation of other executives and key employees; in consultation with the CEO, reviewing and approving the compensation and bonus incentive structure of the CFO and any company-wide bonus plans; approving any material grants of equity compensation of more than 100,000 shares of the Company’s common stock; to retain and terminate any compensation consultant; and to review and assess the adequacy of the Charter.

As of the date of this Report, the members of the Compensation Committee were Mr. Zender (Chairman), and Mr. DesRosiers.

The Compensation Committee set Mr. Saucier’s base salary at $200,000 effective October 13, 2014.  Additionally, Mr. Saucier will receive an automobile allowance of up to $400 per month.

Compliance committee.  At a meeting of the Board of Directors on July 8, 2014, the Board approved the creation of a Compliance Committee.  As of the date of this Report, the Board had not finalized the Compliance Committee Charter.

As of the date of this Report, the members of the Compliance Committee were Mr. DesRosiers (Chairman), and Mr. Zender.

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

Code of Ethics. As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis. Our current executive compensation system consists of cash compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

We presently do not have an employment agreement or any fixed policy regarding compensation of Robert Saucier, our CEO. As of the date of this Report, Mr. Saucier receives cash compensation of $200,000 per year, which was raised to that level as of October 13, 2014.  Mr. Saucier also receives a monthly auto allowance of $400 in addition to standard health and other benefits in accordance with our employment policies.  As our founder and managing member of our largest shareholder, Mr. Saucier holds a strong interest in developing and expanding our business to the best of his ability.

In connection with Mr. Vecchiarelli’s appointment as Chief Financial Officer, on July 1, 2012, we entered into an employment agreement with Mr. Vecchiarelli extending through the June 30, 2015. Under the terms of the employment agreement, Mr. Vecchiarelli will be paid a base salary as indicated below:

	Monthly Gross Salary	Annualized
July 1, 2012 to December 31, 2012	$10,000	$120,000
January 1, 2013 to June 30, 2013	$11,000	$132,000
As of July 1, 2013	$12,500	$150,000

Additionally, Mr. Vecchiarelli will be eligible for incentive bonus compensation up to 50% of his base salary. The basis and methodology for receiving an incentive bonus will be at the sole discretion of our Board of Directors. Mr. Vecchiarelli also received a grant of 100,000 options to purchase our common stock, with the strike price of the options to be determined based on the closing price of our common stock on the day prior to his hire date. Such options will vest over three years as follows: 33% on the first anniversary (July 1, 2013) and in equal monthly installments for the remaining 24 months.  In December 2014, Mr. Vecchiarelli received a bonus in the form of stock compensation based on his individual performance.  The stock grant was for 100,000 shares of our restricted common stock, with a fair market value of $40,000.  The value of the bonus was determined using our closing stock price of December 29, 2014, the date of the grant.  Mr. Vecchiarelli also receives standard health and other benefits in accordance with our employment policies.

Summary compensation table. The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($) (1)	Total ($)
Robert Saucier, CEO Chief Executive Officer	2014 2013	$133,333 $120,000	— —	— —	— —	— —	— —	$17,256 $12,000	$150,589 $132,000
Gary A. Vecchiarelli (2) Chief Financial Officer	2014 2013	$150,000 $133,174	— —	$40,000 —	$5,805 $5,805	— —	— —	$15,000 $13,000	$210,805 $151,979
William O'Hara (3) Former Chief Operating Officer	2014 2013	— $116,582	— —	— —	— —	— —	— —	— $11,000	— $127,582
(1)

For our executives, all other compensation includes standard benefits such as health premiums and contributions to a deferred contribution plan (“401k”).  Mr. Saucier’s amount includes approximately $3,900 for an auto allowance.

(2)

The dollar amounts of Mr. Vecchiarelli’s option awards are the vested grant date fair value of the option awards. Please refer to Note 16 to our audited financial statements, included in this Report, for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options. Mr. Vecchiarelli’s options vest 33% on his first anniversary (July 2, 2013) and in equal monthly installments for the remaining 24 months.

(3)	Mr. O’Hara was our former Chief Operating Officer and Director until his death on August 28, 2013.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert B. Saucier, CEO	—	—	—	—	—	—	—	—	—
Gary A. Vecchiarelli, CFO	83,333	16,667	—	$0.25	7/1/2017	—	—	—	—
William O'Hara, COO	—	—	—	—	—	—	—	—	—

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Robert B. Saucier (1)	$133,333	—	—	—	—	$17,256	$150,589
Norm DesRosiers (2)	$25,000	$28,000	$22,787	—	—	—	$75,787
William A. Zender (3)	$20,000	$35,250	$18,297	—	—	—	$73,547
Bryan Waters (4)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
(1)	Robert Saucier did not receive any cash compensation from us for his service as a member of the Board.
(2)

Mr. DesRosiers was appointed to the Board effective March 1, 2014. As of the effective date of his directorship, Mr. DesRosiers received a stock award, covering 100,000 shares of the Company’s restricted common stock, which vested immediately. We will also provide Mr. DesRosiers annual cash compensation of thirty thousand dollars ($30,000) to be paid in quarterly installments on the last day of each quarter. Mr. DesRosiers will also receive options to purchase 25,000 shares of restricted common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. The exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

(3)

Mr. Zender was appointed to the Board effective June 1, 2014.  As of the effective date of his directorship, Mr. Zender received a stock award, covering 75,000 shares of our restricted common stock, which vested immediately.  We will also provide Mr. Zender annual cash compensation of thirty thousand dollars ($30,000) to be paid in quarterly installments on the last day of each quarter.  Mr. Zender will also receive options to purchase 25,000 shares of restricted common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter.  The exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

(4)

On March 30, 2015, Mr. Waters was appointed to the Board, effective April 1, 2015.  As of the effective date of his directorship, Mr. Waters received a stock award, covering 75,000 shares of our restricted common stock, which will vest immediately.  We will also provide Mr. Waters annual cash compensation of thirty thousand dollars ($30,000) to be paid in quarterly installments on the last day of each quarter.  Mr. Waters will also receive options to purchase 25,000 shares of restricted common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the previous quarter.  The exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 38,990,591 shares outstanding as of March 31, 2015, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days, whose percentages are based upon the sum of shares outstanding as of March 31, 2015 plus the number of shares subject to stock options and warrants that ware presently exercisable or exercisable within 60 days held by them, or which may be converted into Common Stock as indicated in the following notes.

Name of beneficial owner	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (1)	23,666,667	60.24%
Gary A. Vecchiarelli, Chief Financial Officer(2)	265,933	0.68%
Norm DesRosiers, Director(3)	208,333	0.53%
William A. Zender, Director(4)	166,667	0.42%
Total of All Directors and Executive Officers (4 persons):	24,307,600	61.87%
More Than 5% beneficial owners:	None.
(1)

Mr. Saucier is the Manager of Triangulum Partners, LLC. In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.  Mr. Saucier owns no shares directly.

(2)	Mr. Vecchiarelli holds 97,223 options which are either exercisable at March 31, 2015 or exercisable within 60 days.
(3)	Mr. DesRosiers holds 108,333 options which are either exercisable at March 31, 2015 or exercisable within 60 days.
(4)	Mr. Zender holds 91,667 options which are either exercisable at March 31, 2015 or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1)	Through April 2014, we leased our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to the wife of our CEO.
(2)	We have a note receivable from a party related to our CEO.
(3)	We have a note payable to a party related to our CEO.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2014	2013
Audit fees	$39,600	$45,750
Audit-related fees	4,300	2,800
Tax fees	—	2,000
Total fees	$43,900	$36,050

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party) (2)
10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party) (2)
10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc. (3)
10.4	Asset Purchase Agreement with Prime Table Games, LLC (4)
10.5	Prime Table Games Promissory Note and Security Agreement - US (4)
10.6	Prime Table Games Promissory Note and Security Agreement - UK (4)
10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer (5)
10.8	Board of Directors Service Agreement with Norm DesRosiers, Director (6)
10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive (7)
10.10	Board of Directors Service Agreement with William A. Zender, Director (8)
10.11	Board of Directors Service Agreement with Bryan W. Waters, Director
23.1	Consent of KLJ & Associates, LLP, Certified Public Accountants
23.2	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financials in XBRL format
(1)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 13, 2009
(2)	Incorporated by reference to the Form 10k, filed by the Company with the Securities and Exchange Commission on April 1, 2013
(3)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 24, 2011
(4)	Incorporated by reference, to the Form 8k, filed by the Company with the Securities and Exchange Commission on October 11, 2011
(5)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on July 6, 2012
(6)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 3, 2014
(7)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 27, 2014
(8)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on April 2, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 31, 2015

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer

Date:	March 31, 2015

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. SAUCIER	Chief Executive Officer (Principal Executive Officer),	March 31, 2015
Robert B. Saucier	Chairman of the Board of Directors

/s/ GARY A. VECCHIARELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Gary A. Vecchiarelli

/s/ NORM DESROSIERS	Director	March 31, 2015
Norm DesRosiers

/s/ WILLIAM A. ZENDER	Director	March 31, 2015
William A. Zender