Form 10-Q
period 2015-03-31
Galaxy Gaming, Inc.
filed 2015-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,065,591 common shares as of May 15, 2015.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

1	Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited)
2	Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)
3	Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (unaudited)
4	Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)
5-17	Notes to Financial Statements (unaudited)

GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$260,633	$560,184
Restricted cash	115,752	107,913
Accounts receivables, net allowance for bad debts of $34,887 and $34,887	1,456,296	1,472,743
Prepaid expenses	86,611	80,440
Inventory	229,302	232,789
Note receivable – related party, current portion	383,298	383,298
Deferred tax asset	47,691	47,691
Other current assets	68,739	62,584
Total current assets	2,648,322	2,947,642
Property and equipment, net	359,849	382,098
Products leased and held for lease, net	115,421	125,665
Intangible assets, net	14,378,575	14,756,648
Goodwill	1,091,000	1,091,000
Deferred tax assets, net of current portion	47,848	143,614
Other assets, net	44,511	45,416
Total assets	$18,685,526	$19,492,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$526,452	$518,428
Accrued expenses	462,218	519,166
Income taxes payable	76,467	22,872
Deferred revenue	650,904	647,625
Jackpot liabilities	126,348	111,360
Current portion of capital lease obligations	67,629	66,273
Current portion of long-term debt	3,578,394	3,480,864
Total current liabilities	5,488,412	5,366,588
Deferred rent	58,000	56,242
Capital lease obligations, net of current portion	119,763	137,204
Long-term debt, net of debt discount, net of current portion	10,881,291	12,056,467
Total liabilities	16,547,466	17,616,501
Commitments and Contingencies (See Note 12)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 38,990,591 and 38,990,591 shares issued and outstanding	38,991	38,991
Additional paid-in capital	2,863,358	2,844,488
Accumulated deficit	(917,441)	(980,300)
Accumulated other comprehensive income (loss)	153,152	(27,597)
Total stockholders’ equity	2,138,060	1,875,582
Total liabilities and stockholders’ equity	$18,685,526	$19,492,083

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED
	March 31, 2015 (Unaudited)	March 31, 2014 (Unaudited)
Revenue:
Product leases and royalties	$2,578,310	$2,260,809
Product sales and service	5,783	4,002
Total revenue	2,584,093	2,264,811
Costs and expenses:
Cost of ancillary products and assembled components	23,289	19,320
Selling, general and administrative	1,579,073	1,152,657
Research and development	152,987	113,336
Depreciation	41,293	14,293
Amortization	378,073	389,499
Share-based compensation	18,870	53,688
Total costs and expenses	2,193,585	1,742,793
Income from operations	390,508	522,018
Other income (expense):
Interest income	5,885	5,627
Interest expense	(279,939)	(283,237)
Total other expense	(274,054)	(277,610)
Income before provision for income taxes	116,454	244,408
Provision for income taxes	(53,595)	(93,243)
Net income	$62,859	$151,165
Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00
Weighted average shares outstanding:
Basic	38,990,591	38,380,816
Diluted	39,015,591	38,409,600

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
Net income	$62,859	$151,165
Other comprehensive income:
Foreign currency translation adjustments, net of tax	180,749	(44,273)
Total comprehensive income	$243,608	$106,892

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities:
Net income for the period	$62,859	$151,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41,293	14,293
Amortization expense	378,073	389,499
Amortization of debt discount	52,158	52,158
Deferred income tax provision	53,595	93,243
Share-based compensation	18,870	53,688
Changes in operating assets and liabilities:
Increase in restricted cash	(7,839)	(9,039)
Decrease (increase) in accounts receivable	13,125	(51,081)
(Increase) decrease in other current assets	(6,155)	13,284
Decrease (increase) in inventory	3,487	(36,929)
Increase in prepaid expenses	(6,171)	(94,198)
Increase in other long-term assets	—	(18,794)
Increase in accounts payable	8,491	50,547
(Decrease) increase in accrued expenses	(56,799)	7,359
Increase in deferred revenue	3,279	27,933
Increase in jackpot liabilities	14,988	10,590
Increase in deferred rent	1,758	—
Net cash provided by operating activities	575,012	653,718
Cash flows from investing activities:
Acquisition of property and equipment	(7,895)	(10,619)
Net cash used in investing activities	(7,895)	(10,619)
Cash flows from financing activities:
Principal payments on capital leases	(16,085)	—
Principal payments on notes payable	(841,203)	(723,347)
Net cash used in financing activities	(857,288)	(723,347)
Effect of exchange rate changes on cash	(9,380)	4,646
Net decrease in cash and cash equivalents	(299,551)	(75,602)
Cash and cash equivalents – beginning of period	560,184	438,502
Cash and cash equivalents – end of period	$260,633	$362,900
Supplemental cash flow information:
Cash paid for interest	$279,939	$283,237
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Inventory transferred to leased assets	$—	$36,550
Effect of exchange rate on note payable in foreign currency	$288,601	$75,710

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

Description of business. We are an established global gaming company specializing in the design, development, manufacturing, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices, designed to enhance the player experience.

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship and internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 4,000 gaming tables located in over 500 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

We group our products into three product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems,” “e-Tables” and “Ancillary Equipment.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Proprietary Table Games. We design, develop and deliver our Proprietary Table Games to enhance our casino clients’ table game operations. Casinos use our Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Our Proprietary Table Games are grouped into two product types we call “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of our side bets include such popular titles as Lucky Ladies, 21+3 and Bonus Craps. Premium Games are unique stand-alone games with their own unique set of rules and strategies. Examples of our Premium Games include such popular titles as High Card Flush, World Poker Tour Heads Up Hold’em, Three Card Poker, and Texas Shootout. Generally, Premium Games command a higher price point per unit than Side Bets.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and enhance game security. We include three products in this category: our Bonus Jackpot System, our Inter-Casino Jackpot System and our MEGA-Share.

Our Bonus Jackpot System facilitates a jackpot players can win by making a qualified wager.  The jackpot is awarded to a player (or players) upon obtaining a specific triggering event.  Our Bonus Jackpot System can facilitate either a fixed, adjustable or progressive style jackpot.

Our Inter-Casino Jackpot System leverages the abilities of our Bonus Jackpot System to connect and/or aggregate bonus or progressive jackpots from multiple casinos into a common network. We receive compensation by collecting a fixed fee or a transaction fee.

MEGA-Share is a game-play methodology invented by us that allows a player of one of our table games to share in the winnings of a jackpot together with other players. An example of this concept would be when multiple table game players are playing in a casino and one player obtains a winning hand entitling him or her to a jackpot.  This jackpot winning event will trigger a second MEGA-Share jackpot that is divided among all players who made a MEGA-Share qualified wager.

e-Tables. In 2011, we licensed the worldwide rights (excluding Oklahoma, Kentucky and the Caribbean), to the TableMAX e-Table system.  Simultaneously we obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 17. The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform.  These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted. Our e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets. This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability.

Ancillary products.  In 2014, we entered into an exclusive license for the worldwide rights to a patented technology that detects invisible card markings.  With this technology, we developed SpectrumVision, which uses highly specialized and customized optics to see markings on playing cards that would otherwise be invisible or undetectable to the naked eye and surveillance cameras.  SpectrumVision will be leased for a monthly fee and we anticipate shipping the first units by June 2015.

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

Basis of presentation. The accompanying financial statements have been prepared in accordance with U.S. GAAP and the rules of the SEC. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2015 and 2014, we had the following client revenue concentrations:

	Location	2015 Revenue	2014 Revenue
Client A	North America	15.3%	15.3%
Client B	United Kingdom	6.7%	8.6%
Client C	North America	5.3%	5.0%
Client D	North America	5.1%	3.7%
Client E	United Kingdom	4.3%	5.6%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents will expire on two of our products, which account for approximately $1,403,000 or 54.3% of our revenue for the three months ended March 31, 2015.

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property. Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Substantially, all of our revenue is recognized when it is earned. Depending upon the product and negotiated terms, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are recorded as deferred revenue on our balance sheet. If billed in arrears, we recognize the corresponding preceding period’s revenue upon invoicing at the subsequent date. Generally, we begin earning revenue with the installation or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client.

Additionally, clients may be invoiced for product sales at the time of shipment or delivery of the product. Revenue from the sale of our associated products is recognized when the following criteria are met:

(1)	Persuasive evidence of an arrangement between us and our client exists;
(2)	Shipment has occurred;
(3)	The price is fixed and/or determinable; and
(4)	Collectability is reasonably assured or probable.

The combination of hardware and software included in our Enhanced Table Systems and e-Tables is essential to the operation of the respective systems. As such, we do not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is provided. We do not market the software separately from the equipment.

Costs of ancillary products and assembled components. Ancillary products include paytables (display of payouts), bases, layouts, signage and other items as they relate to support specific proprietary games in connection with the licensing of our games. Assembled components represent the cost of the equipment, devices and incorporated software used to support the Bonus Jackpot System and SpectrumVision.

Research and development. We incur research and development (“R&D”) costs to develop our new and next-generation products. Our products reach commercial feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee-related costs associated with product development are included in R&D costs.

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

Income taxes. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. As of March 31, 2015 and 2014, we had a valuation allowance of $221,443 and $0, respectively, against foreign tax credit carryovers.

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

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	March 31, 2015	December 31, 2014
Note receivable	$383,298	$383,298
Less: current portion	(383,298)	(383,298)
Long-term note receivable	$—	$—

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

Interest income associated with this note receivable was $5,761 and $5,545 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was an interest receivable balance of $46,334 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At March 31, 2015 and December 31, 2014, management believed that 100% of the note receivable principal and interest amounts are collectible.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	March 31, 2015	December 31, 2014
Dues & subscriptions	$35,430	$14,562
Insurance	19,609	16,612
Travel	18,098	8,587
Professional services	8,760	21,863
IT systems	2,270	9,304
Rent	1,989	1,989
Other prepaid expenses	455	523
Trade show expense	—	7,000
Prepaid expenses	$86,611	$80,440

NOTE 5. INVENTORY

Inventory consisted of the following at:

	March 31, 2015	December 31, 2014
Raw materials and component parts	$92,620	$96,254
Finished goods	69,464	69,464
Work-in-process	111,394	111,247
	273,478	276,965
Less: inventory reserve	(44,176)	(44,176)
Inventory	$229,302	$232,789

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	March 31, 2015	December 31, 2014
Leasehold improvements	$150,000	$150,000
Furniture and fixtures	197,751	197,751
Computer equipment	87,719	84,186
Automotive Vehicles	86,364	86,364
Office equipment	21,763	17,403
	543,597	535,704
Less: accumulated depreciation	(183,748)	(153,606)
Property and equipment, net	$359,849	$382,098

Included in depreciation expense was $30,142 and $5,707 related to property and equipment for the three months ended March 31, 2015 and 2014, respectively.

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of March 31, 2015. Accumulated depreciation of assets under capital leases totaled $58,657 as of March 31, 2015.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	March 31, 2015	December 31, 2014
Enhanced table systems	$233,495	$233,496
Less: accumulated depreciation	(118,074)	(107,831)
Products leased and held for lease, net	$115,421	$125,665

Included in depreciation expense was $10,243 and $7,682 related to products leased and held for lease for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	March 31, 2015	December 31, 2014
Patents	$12,866,217	$12,866,217
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	35,000
	19,701,217	19,701,217
Less: accumulated amortization	(5,322,642)	(4,944,569)
Intangible assets, net	$14,378,575	$14,756,648

Amortization expense was $378,073 and $389,499 for the three months ended March 31, 2015 and 2014, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	March 31, 2015	December 31, 2014
Royalties	$96,142	$59,715
Salaries & payroll taxes	81,391	70,262
TableMAX reimbursement	75,143	72,636
Vacation	68,221	58,642
Commissions	59,782	148,902
Trade show expenses	39,235	41,666
Professional fees	38,679	60,779
Accrued interest	3,625	3,686
Other accrued expenses	—	2,878
Accrued expenses	$462,218	$519,166

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

	March 31, 2015	December 31, 2014
Capital lease obligation – leasehold improvements	$128,339	$135,171
Capital lease obligation – office furniture	59,053	68,306
	187,392	203,477
Less: Current portion	(67,629)	(66,273)
Capital lease obligations	$119,763	$137,204

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

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada. Annual requirements for capital leases obligations are as follows:

March 31,	Total
2016	$78,239
2017	54,695
2018	34,548
2019	34,548
2020	5,758
Total minimum lease payments	$207,788
Less: amount representing interest	(20,396)
Present value of net minimum lease payments	$187,392

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at:

	March 31, 2015	December 31, 2014
Notes payable, net of debt discount - PTG	$13,319,934	$14,385,643
Note payable – related party	1,057,245	1,065,324
Vehicles, notes payable	82,506	86,364
	14,459,685	15,537,331
Less: Current portion	(3,578,394)	(3,480,864)
Total long-term debt	$10,881,291	$12,056,467

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

In October 2011, we closed an asset acquisition with Prime Table Games (“PTG”). Included within the structure of the $23 million acquisition was a $22.2 million component consisting of two promissory notes: 1) a note payable for $12.2 million, and 2) a note payable for £6.4 million GBP ($10.0 million USD) note. The notes were recorded at fair value, net of a debt discount of $1,530,000. See Note 17 for further details.

Maturities of our notes payable are as follows:

Maturities as of March 31,	Total
2015	$3,578,394
2016	5,153,536
2017	4,369,562
2018	2,143,696
2019	14,285
Total notes payable	$15,259,473
Less: debt discount	(799,788)
Notes payable, net of debt discount	$14,459,685

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party. The 5-year Spencer Lease is for a building approximately 24,000 square feet in size, which is comprised of approximately 16,000 square feet office space and an 8,000 square feet warehouse. The property is located in Las Vegas, Nevada.

The initial term of the Spencer Lease commenced on April 1, 2014. We paid approximately $153,000 in annual base rent in the first year, which increases by approximately 4% each year. We are also obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell. We also have an option to extend the term of the Spencer Lease for two consecutive terms of three years each, at the then current fair market value rental rate determined in accordance with the terms of the Spencer Lease.

In connection with the Spencer Lease, the landlord has agreed to finance tenant improvements (“TI Allowance”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a capital lease on the balance sheet.  See Note 10.

Pursuant to the Spencer Lease, we have the option to terminate the Spencer Lease effective at the end of the 36th month (“Termination Date”). We must deliver written notice of our intention to terminate the Spencer Lease to landlord at least six months before the Termination Date. In the event we exercise our option to terminate, we must pay the landlord a termination fee equal to the sum of (i) all unamortized TI Allowance amounts, plus (ii) all unamortized leasing commissions paid by landlord with respect to the Spencer Lease, plus (iii) all unamortized rental abatement amounts.

Total rent expense was $73,951 and $45,185 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended March 31,	Annual Obligation
2016	$216,120
2017	224,865
2018	233,604
2019	242,340
2020	63,933
Total Estimated Lease Obligations	$980,862

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2014. There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2014, except:

In-Bet litigation.  In November 2014, we filed a complaint for patent infringement against In Bet Gaming, Inc. and In Bet, LLC, alleging that their “In-Between” side bet game infringes on one or more of our patents.  The litigation is currently in the pre-discovery stage.

Red Card Gaming & AGS litigation.  In September 2012, we executed an asset purchase agreement (“APA”) with Red Card Gaming, Inc. (“RCG”), for the purchase of all the rights, title and interest in and for the game known as High Card Flush and all associated intellectual property.  The APA included customary non-compete, non-disparagement and right of first refusal provisions.  In 2014, AGS, LLC (“AGS”) purchased RCG’s rights in the APA and became the assignee of the APA.  In September 2014 we notified RCG of their material breach of the APA and discontinued contingent consideration payments.  In November 2014, RCG and AGS attempted to terminate the APA and in December 2014, filed a complaint against us alleging trademark infringement.  We filed a cross-complaint against RCG and AGS alleging conspiracy to breach the APA, misappropriation of our trade secrets, infringement of our trademark and copy rights and interference with customer relationships.  As of the date of this Report, there were pending cross motions for preliminary injunctions in which the parties seek to enjoin each other from selling the High Card Flush game.  The parties have agreed the substance of the dispute is to be heard in arbitration, which is scheduled for November 2015.

NOTE 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of  March 31, 2015.

In February 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of our restricted common stock. Of this amount, 75,000 vested and transferred immediately, and the remaining 75,000 vested in equal installments through (and transferred on) January 1, 2015.

In March 2014, Norm DesRosiers, one of our Directors, was granted 100,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement. The fair market value of the grant was $28,000 which was determined using our closing stock price at March 1, 2014.  The restricted stock grant vested immediately.

In May 2014, William A. Zender, one of our Directors, was granted 75,000 shares of our restricted common stock as a condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $35,250 which was determined using our closing stock price at May 1, 2014, the date of the grant.  The restricted stock grant vested immediately.

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

There were 38,990,591 common shares and no preferred shares issued and outstanding at March 31, 2015.

NOTE 14. RELATED PARTY TRANSACTIONS

Through April 2014, we leased our prior offices located on O’Bannon Drive in Las Vegas from the Saucier Business Trust, an entity that is related to our CEO.  The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,360.  Our lease expired at the end of August 2012 and then converted to a term of month-to-month.  Total payments made were $-0- and $31,080 for the three month periods ended March 31, 2015 and 2014, respectively.

We have a note receivable from Abyss Group, LLC (“Abyss”), an entity that was formerly related to the wife of our CEO. Subsequently, Abyss assigned the note to Carpathia Associates, LLC (“Carpathia”), an entity controlled by our CEO.  This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC.  The note receivable is a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.  The balance as of March 31, 2015 and December 31, 2014 was $383,298 and $383,298, respectively. Interest income associated with this note receivable was $5,761 and $5,545 for the three month periods ended March 31, 2015 and 2014, respectively.

We have a note payable to a related party, GGLLC, an entity formerly controlled by our CEO.  Subsequently, GGLLC assigned the note to Carpathia.  The note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of March 31, 2015 and December 31, 2014 was $1,057,245 and $1,065,324, respectively. This note payable is a result of the asset purchase agreement with GGLLC.

NOTE 15. INCOME TAXES

Our forecasted effective tax rate at March 31, 2015 is 43.6%, a 5.4% increase from the 38.2% effective tax rate recorded at March 31, 2014. No discrete items were recorded for the three months ending March 31, 2015.

NOTE 16. STOCK WARRANTS, OPTIONS AND GRANTS

Warrant activity. We have accounted for warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock . In prior years, we estimated the fair value of the warrants using the Black-Scholes option pricing model based on assumptions at the time of issuance.

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2014	616,667	$0.56
Issued	—	—
Exercised	—	—
Expired	(616,667)	0.56
Outstanding – December 31, 2014	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – March 31, 2015	—	$—
Exercisable – March 31, 2015	—	$—

Stock options. For the three months ended March 31, 2015 and 2014, we issued 187,500 and 281,250 stock options, respectively. Stock options issued to members of our Board of Directors were 50,000 and 8,333 for the three months ended March 31, 2015 and 2014, respectively. Stock options issued to independent contractors were 37,750 and 18,750 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, we issued 100,000 stock options to an employee, which vest over a period of three years.  The strike price was equal to the stock price at the date of the grant.

The stock options granted for the three months ended March 31, 2015 and 2014 were calculated to have a fair value of $17,418, using the Black-Scholes option pricing model with the following assumptions:

Options Issued Three Months Ended March 31, 2015
Dividend yield	0%
Expected volatility	84%
Risk free interest rate	1.41%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2014	100,000	$0.25
Issued	281,250	0.41
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2014	381,250	$0.41
Issued	187,500	0.32
Exercised	—	—
Expired	—	—
Outstanding – March 31, 2015	568,750	$0.35
Exercisable – March 31, 2015	460,416	$0.35

Share based compensation. The cost of all stock options and stock grants issued have been classified as share based compensation for the three months ended March 31, 2015 and 2014, respectively. Total share based compensation was $18,870 and $53,688 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 17. ASSET ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

Acquisition of Prime Table Games’ assets. In October 2011, we executed an asset purchase agreement (the “PTG Agreement”) with Prime Table Games, LLC and Prime Table Games UK (collectively “Prime Table Games”). Under the terms of the PTG Agreement we acquired over 20 different table games, including 21+3, Two-way Hold'em and Three Card Poker, which are currently played in over 250 casinos worldwide (Three Card Poker rights are limited to the British Isles).  The intellectual property portfolio included 36 patents, 11 patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations. The two principals of Prime Table Games also executed a non-compete agreement with us.

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

See Note 11 for details regarding the notes payable.

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

As of December 31, 2014, we determined several patents purchased as part of this transaction to be impaired and reduced the carrying value of the intangible asset to zero during 2014.  The total impairment charge recognized for these patents as of December 31, 2014, was $528,233.

TableMAX agreement. In February 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX. Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles. We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property. The TableMAX Division is wholly-owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner. The term of the TMAX Agreement is five years. At any time during the term of the TMAX Agreement, either TMAX or we may make a written offer to purchase the sole ownership of the TableMAX Division. Such offer shall be subject to the parties’ mutual agreement and neither party shall be under any obligation to accept such an offer. If such an agreement has not been consummated within six months of the expiration of the TMAX Agreement, then each party must indicate to the other party no later than six months from the scheduled expiration of the TMAX Agreement, their intent to renew the TMAX Agreement for a term of at least one year, or terminate.

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

Included in accrued expenses at March 31, 2015 and December 31, 2014, is $75,143 and $72,636, respectively, which represent reimbursement due to TMAX.

NOTE 18. SUBSEQUENT EVENTS

Appointment of New Director.  On March 30, 2015, the Board of Directors appointed Mr. Bryan W. Waters who agreed to serve as a member of our Board of Directors, effective April 1, 2015.  In connection with his appointment, Mr. Waters was granted a restricted stock grant, covering 75,000 shares of our common stock on April 1, 2015.  The restricted stock grant will vest immediately.  We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter.  Mr. Waters will receive options to purchase 25,000 shares of common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the previous quarter.  Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2015 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

OVERVIEW

We develop, acquire, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms or fully-automated electronic tables.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, and are outsourced for certain sub-assemblies in the United States.

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

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Scientific Games dba Bally Technologies dba Shuffle Master Gaming has had the ability to offer casinos nearly all of the table game products they require. Their unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products only. We intend to continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

Grow our e-Table business. Our TMAX e-Tables are developed for us by TableMAX Corporation. Having installed the majority of TMAX e-Tables we received in prior years, we are now offering the latest version of the TMAX e-Table, referred to as the “Model E.” Currently, there are several Model E’s in the field generating revenue.  We expect to expand placements of the TMAX product and increase our revenues in 2015.

Sources of revenue. We derive recurring revenues from the licensing of our products and intellectual property.  Consistent with our strategy, these revenues are generated from negotiated recurring licensing fee agreements, which typically, are month-to-month in nature. We also receive revenues in the form of a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Financing. Additional funding may be necessary to facilitate our current aggressive growth plans and acquisition strategy, as well as the investments in our infrastructure. If we determine that additional funding is required and we are unsuccessful in raising capital, we will still pursue acquisitions and growth; however, our acquisition opportunities could be limited and our growth strategy could be negatively impacted.

Expected changes in number of employees, plant and equipment. As we continue to grow, we anticipate the purchasing of inventory and equipment and possibly the leasing of additional space to accommodate research, development, manufacturing and assembly operations. We will also evaluate the necessary increases to our employee base over the course of the year.

Results of operations for the three months ended March 31, 2015. For the three months ended March 31 2015, our continuing operations generated gross revenues of $2,584,093 compared to gross revenues of $2,264,811 for the previous year’s comparable quarter, representing an increase of $319,282 or 14.1%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the quarter ended March 31, 2015, were $1,579,073 compared to $1,152,657 for the previous year’s first quarter, representing an increase of $426,416, or 37.0%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended March 31,
	2015	2014
Compensation and related	$758,432	$683,700
Professional & compliance expenses	398,928	159,218
Office related expenses	148,515	87,436

The increase in compensation and related expenses was due to salaries, wages and payroll taxes related to expanded staff. Professional and compliance expenses increased significantly due to ongoing litigation with competitors.  Office related expenses increased due to the moving of our corporate headquarters in April 2014, which is four times larger than our previous location.

Liquidity and capital resources. As of March 31, 2015 we had total current assets of $2,648,322 and total assets of $18,685,526. This compares to $2,947,642 and $19,492,083, respectively as of December 31, 2014. The decrease in current assets as of March 31, 2015 was primarily impacted by a decrease in cash and cash equivalents.  This decrease in cash and equivalents is due to increased expenses in the first quarter, primarily attributable to legal and professional fees.  Our total current liabilities as of March 31, 2015 were $5,488,412 versus $5,366,588 as of December 31, 2014. This slight increase was due to increases in income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2016.

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

At March 31, 2015, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the three months ended March 31, 2015, were non-cash items of $543,989, net income of $62,859, increases in restricted cash of $7,839, other current assets of $6,155 and jackpot liabilities of $14,988, offset by decreases in accounts receivable of $13,125 and accrued expenses of $56,799, and deferred revenue of $3,279 and a decrease in jackpot liabilities of $14,988 for a total operating activities impact of an additional $575,012 of cash.

Cash flows used in investing activities for the three months ended March 31, 2015 were $7,895, due to the acquisition of property and equipment.  Cash used in financing activities during the three months ended March 31, 2015 was $857,288, which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the three months ended March 31, 2015 we incurred other comprehensive income of $180,749, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the three months ended March 31, 2015.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015 our disclosure controls and procedures were effective.

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

Galaxy Gaming, Inc.

Date:	May 15, 2015

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer

Galaxy Gaming, Inc.

Date:	May 15, 2015

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/s/ ROBERT B. SAUCIER Chief Executive Officer (Principal Executive Officer) May 15, 2015

Robert B. Saucier

/s/ GARY A. VECCHIARELLI Chief Financial Officer (Principal Financial and Accounting Officer) May 15, 2015

Gary A. Vecchiarelli