Form 10-Q
period 2015-06-30
Galaxy Gaming, Inc.
filed 2015-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,065,591 common shares as of August 14, 2015.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

1	Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)
2	Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)
3	Statements of Comprehensive Income (Loss) for the six months ended June 30, 2015 and 2014 (unaudited)
4	Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)
5-17	Notes to Financial Statements (unaudited)

GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$247,160	$560,184
Restricted cash	136,321	107,913
Accounts receivables, net allowance for bad debts of $40,000 and $34,887	1,486,678	1,472,743
Prepaid expenses	198,300	80,440
Inventories, net	195,034	232,789
Note receivable – related party, current portion	383,298	383,298
Deferred tax asset	47,691	47,691
Other current assets	70,740	62,584
Total current assets	2,765,222	2,947,642
Property and equipment, net	364,049	382,098
Products leased and held for lease, net	116,314	125,665
Intangible assets, net	14,006,262	14,756,648
Goodwill	1,091,000	1,091,000
Deferred tax assets, net of current portion	159,640	143,614
Other assets, net	43,605	45,416
Total assets	$18,546,092	$19,492,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$806,035	$518,428
Accrued expenses	530,867	519,166
Income taxes payable	129,612	22,872
Deferred revenue	682,711	647,625
Jackpot liabilities	139,824	111,360
Current portion of capital lease obligations	69,041	66,273
Current portion of long-term debt	3,850,472	3,480,864
Total current liabilities	6,208,562	5,366,588
Deferred rent	57,927	56,242
Capital lease obligations, net of current portion	101,972	137,204
Long-term debt, net of debt discount, net of current portion	10,143,467	12,056,467
Total liabilities	16,511,928	17,616,501
Commitments and Contingencies (See Note 12)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 39,065,591 and 38,990,591 shares issued and outstanding	39,066	38,991
Additional paid-in capital	2,899,355	2,844,488
Accumulated deficit	(845,868)	(980,300)
Accumulated other comprehensive income (loss)	(58,389)	(27,597)
Total stockholders’ equity	2,034,164	1,875,582
Total liabilities and stockholders’ equity	$18,546,092	$19,492,083

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30 2015 (Unaudited)	JUNE 30, 2014 (Unaudited)	June 30 2015 (Unaudited)	JUNE 30, 2014 (Unaudited)
Revenue:
Product leases and royalties	$2,677,384	$2,461,354	$5,255,696	$4,722,163
Product sales and service	5,216	1,175	10,999	5,177
Total revenue	2,682,600	2,462,529	5,266,695	4,727,340
Costs and expenses:
Cost of ancillary products and assembled components	23,989	17,620	47,278	36,940
Selling, general and administrative	1,700,503	1,353,796	3,279,579	2,512,454
Research and development	116,441	98,051	269,429	211,387
Depreciation	43,018	28,451	84,311	42,744
Amortization	372,313	389,634	750,386	779,133
Share-based compensation	36,072	67,136	54,942	114,823
Total costs and expenses	2,292,336	1,954,688	4,485,925	3,697,481
Income from operations	390,264	507,841	780,770	1,029,859
Other income (expense):
Interest income	5,320	5,827	11,205	11,454
Interest expense	(270,865)	(280,445)	(550,803)	(563,682)
Total other expense	(265,545)	(274,618)	(539,598)	(552,228)
Income before provision for income taxes	124,719	233,223	241,172	477,631
Provision for income taxes	(53,146)	(123,846)	(106,740)	(217,089)
Net income	$71,573	$109,377	$134,432	$260,542
Basic income per share	$0.00	$0.00	$0.00	$0.01
Diluted income per share	$0.00	$0.00	$0.00	$0.01
Weighted average shares outstanding:
Basic	39,065,591	38,535,591	39,028,091	38,459,897
Diluted	39,065,591	38,626,603	39,028,508	38,537,558

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
Net income	$134,432	$260,542
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(30,792)	(162,258)
Total comprehensive income	$103,640	$98,284

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows from operating activities:
Net income for the period	$134,432	$260,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	84,311	42,744
Amortization expense	750,386	779,133
Provision for bad debt expense	40,000	—
Inventory reserve	47,069	—
Amortization of debt discount	104,316	104,316
Deferred income tax provision	202,506	—
Share-based compensation	54,942	114,823
Changes in operating assets and liabilities:
Increase in restricted cash	(28,408)	(20,500)
Increase in accounts receivable	(51,744)	(150,414)
(Increase) decrease in other current assets	(8,156)	17,743
Increase in inventory	(20,348)	(52,079)
Increase in prepaid expenses	(117,860)	(59,804)
Increase in other long-term assets	—	(40,889)
Increase in accounts payable	286,986	94,345
Increase in accrued expenses	14,837	49,695
Increase in income taxes payable	—	122,266
Increase in deferred revenue	35,086	70,287
Increase in jackpot liabilities	28,464	23,021
Increase in deferred rent	1,685	52,724
Net cash provided by operating activities	1,558,504	1,407,953
Cash flows from investing activities:
Acquisition of property and equipment	(44,066)	(8,791)
Acquisition of intangible assets	—	(35,000)
Net cash used in investing activities	(44,066)	(43,791)
Cash flows from financing activities:
Principal payments on capital leases	(32,464)	(9,352)
Principal payments on notes payable	(1,800,231)	(1,360,143)
Net cash used in financing activities	(1,832,695)	(1,369,495)
Effect of exchange rate changes on cash	5,233	1,438
Net decrease in cash and cash equivalents	(313,024)	(3,895)
Cash and cash equivalents – beginning of period	560,184	438,502
Cash and cash equivalents – end of period	$247,160	$434,607
Supplemental cash flow information:
Cash paid for interest	$446,487	$563,682
Inventory transferred to leased assets	$11,034	$36,550
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	$152,523	$74,935
Assets acquired by capital leases	$—	$243,970

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

Ancillary products.  In 2014, we entered into an exclusive license for the worldwide rights to a patented technology that detects invisible card markings.  With this technology, we developed SpectrumVision, which uses highly specialized and customized optics to see markings on playing cards that would otherwise be invisible or undetectable to the naked eye and surveillance cameras.  SpectrumVision will be leased for a monthly fee or outright sale.  Units sold may have a service contract issued in conjunction with the sale..

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2015 and 2014, we had the following client revenue concentrations:

	Location	2015 Revenue	2014 Revenue
Client A	North America	15.1%	15.3%
Client B	United Kingdom	6.7%	8.3%
Client C	North America	5.4%	4.9%
Client D	North America	5.1%	3.9%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents will expire on two of our products, which account for approximately $2,845,545 or 54% of our revenue for the six months ended June 30, 2015.

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

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	June 30, 2015	December 31, 2014
Note receivable	$383,298	$383,298
Less: current portion	(383,298)	(383,298)
Long-term note receivable	$—	$—

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

Interest income associated with this note receivable was $11,523 and $11,145 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was an interest receivable balance of $52,095 which is included in other current assets.

Management evaluates collectability on a regular basis and will set up reserves for uncollectible amounts when it has determined that some or all of this receivable may be uncollectible. At June 30, 2015 and December 31, 2014, management believed that 100% of the note receivable principal and interest amounts are collectible.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	June 30, 2015	December 31, 2014
Compliance	$62,556	$-
IT systems	39,385	9,304
Travel	25,109	8,587
Trade show expense	22,999	7,000
Dues & subscriptions	21,474	14,562
Insurance	18,131	16,612
Professional services	6,287	21,863
Rent	1,989	1,989
Other prepaid expenses	370	523
Prepaid expenses	$198,300	$80,440

NOTE 5. INVENTORY

Inventory consisted of the following at:

	June 30, 2015	December 31, 2014
Raw materials and component parts	$101,775	$111,246
Finished goods	74,993	96,254
Work-in-process	53,266	69,464
	230,034	276,964
Less: inventory reserve	(35,000)	(44,175)
Inventory	$195,034	$232,789

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	June 30, 2015	December 31, 2014
Leasehold improvements	$156,843	$150,000
Furniture and fixtures	211,411	197,751
Computer equipment	87,631	84,186
Automotive vehicles	94,087	86,364
Office equipment	29,140	17,403
	579,112	535,704
Less: accumulated depreciation	(215,063)	(153,606)
Property and equipment, net	$364,049	$382,098

Included in depreciation expense was $62,115 and $24,926 related to property and equipment for the six months ended June 30, 2015 and 2014, respectively.

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of June 30, 2015. Accumulated depreciation of assets under capital leases totaled $73,631 as of June 30, 2015.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	June 30, 2015	December 31, 2014
Enhanced table systems	$244,530	$233,496
Less: accumulated depreciation	(128,216)	(107,831)
Products leased and held for lease, net	$116,314	$125,665

Included in depreciation expense was $20,385 and $16,008 related to products leased and held for lease for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	June 30, 2015	December 31, 2014
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	35,000
	20,450,967	20,450,967
Less: accumulated amortization	(6,444,705)	(5,694,319)
Intangible assets, net	$14,006,262	$14,756,648

Amortization expense was $750,386 and $779,133 for the six months ended June 30, 2015 and 2014, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	June 30, 2015	December 31, 2014
Royalties	$138,570	$59,715
Salaries & payroll taxes	68,599	70,262
TableMAX reimbursement	77,346	72,636
Vacation	68,418	58,642
Commissions	51,405	148,902
Trade show expenses	89,424	41,666
Professional fees	31,633	60,779
Accrued interest	3,645	3,686
Other accrued expenses	1,827	2,878
Accrued expenses	$530,867	$519,166

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

	June 30, 2015	December 31, 2014
Capital lease obligation – leasehold improvements	$121,450	$135,171
Capital lease obligation – office furniture	49,563	68,306
	171,013	203,477
Less: Current portion	(69,041)	(66,273)
Capital lease obligations	$101,972	$137,204

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

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada. Annual requirements for capital leases obligations are as follows:

June 30,	Total
2016	$78,237
2017	43,769
2018	34,545
2019	31,666
Total minimum lease payments	$188,217
Less: amount representing interest	(17,204)
Present value of net minimum lease payments	$171,013

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at:

	June 30, 2015	December 31, 2014
Notes payable, net of debt discount - PTG	$12,865,893	$14,385,643
Note payable – related party	1,049,442	1,065,324
Vehicles, notes payable	78,604	86,364
	13,993,939	15,537,331
Less: Current portion	(3,850,472)	(3,480,864)
Total long-term debt	$10,143,467	$12,056,467

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

Maturities of our notes payable are as follows:

Maturities as of June 30,	Total
2016	$3,850,412
2017	5,307,513
2018	4,563,279
2019	1,010,783
2020	9,582
Total notes payable	$14,741,569
Less: debt discount	(747,630)
Notes payable, net of debt discount	$13,993,939

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating lease obligations. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party. The 5-year Spencer Lease is for a building approximately 24,000 square feet in size, which is comprised of approximately 16,000 square feet of office space and an 8,000 square foot warehouse. The property is located in Las Vegas, Nevada.

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

Pursuant to the Spencer Lease, we have the option to terminate the Spencer Lease effective at the end of the 36th month (“Termination Date”). We must deliver written notice of our intention to terminate the Spencer Lease to the landlord at least six months before the Termination Date. In the event we exercise our option to terminate, we must pay the landlord a termination fee equal to the sum of

(i) all unamortized TI Allowance amounts, plus (ii) all unamortized leasing commissions paid by landlord with respect to the Spencer Lease, plus (iii) all unamortized rental abatement amounts.

Total rent expense was $145,448 and $127,685 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended June 30,	Annual Obligation
2016	$218,304
2017	227,052
2018	235,788
2019	244,524
2020	2,802
Total Estimated Lease Obligations	$928,470

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

In-Bet litigation.  In November 2014, we filed a complaint for patent infringement against In Bet Gaming, Inc. and In Bet, LLC, alleging that their “In-Between” side bet game infringes on one or more of our patents.  The litigation is currently pending.

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

NOTE 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2015.

In February 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of our restricted common stock. Of this amount, 75,000 vested and transferred immediately, and the remaining 75,000 vested in equal installments through (and transferred on) January 1, 2015.

In March 2014, Norm DesRosiers, one of our Directors, was granted 100,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement. The fair market value of the grant was $28,000, which was determined using our closing stock price at March 1, 2014.  The restricted stock grant vested immediately.

In May 2014, William A. Zender, one of our Directors, was granted 75,000 shares of our restricted common stock as a condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $35,250, which was determined using our closing stock price at May 1, 2014, the date of the grant.  The restricted stock grant vested immediately.

In December 2014, the Board of Directors approved a stock grant for a small group of employees that granted 255,000 shares of restricted common stock.  The fair market value of the grant was $102,000, which was determined using our closing stock price at December 29, 2014, the date of the grant.  The restricted stock grant vested immediately.

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

In April 2015, Bryan Waters, one of our Directors, was granted 75,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $22,500, which was determined using our closing stock price as April 1, 2015, the date of the grant.  The restricted stock grant vested immediately.

There were 39,065,591 common shares and no preferred shares issued and outstanding at June 30, 2015.

NOTE 14. RELATED PARTY TRANSACTIONS

Through April 2014, we leased our prior offices located on O’Bannon Drive in Las Vegas from the Saucier Business Trust, an entity that is related to our CEO.  The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,360.  Our lease expired at the end of August 2012 and then converted to a term of month-to-month.  Total payments made were $-0- and $37,296 for the six month periods ended June 30, 2015 and 2014, respectively.

We have a note receivable from Abyss Group, LLC (“Abyss”), an entity that was formerly related to the wife of our CEO. Subsequently, Abyss assigned the note to Carpathia Associates, LLC (“Carpathia”), an entity controlled by our CEO.  This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC.  The note receivable is a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.  The balance as of June 30, 2015 and December 31, 2014 was $383,298 and $383,298, respectively. Interest income associated with this note receivable was $11,523 and $11,145 for the six month periods ended June 30, 2015 and 2014, respectively.

We have a note payable to a related party, GGLLC, an entity formerly controlled by our CEO.  Subsequently, GGLLC assigned the note to Carpathia.  The note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of June 30, 2015 and December 31, 2014 was $1,049,442 and $1,065,324, respectively. This note payable is a result of the asset purchase agreement with GGLLC.

NOTE 15. INCOME TAXES

Our forecasted effective tax rate at June 30, 2015 is 47.3%, a 1.8% increase from the 45.5% effective tax rate recorded at June 30, 2014. No discrete items were recorded for the six months ending June 30, 2015.

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2014	616,667	$0.56
Issued	—	—
Exercised	—	—
Expired	(616,667)	0.56
Outstanding – December 31, 2014	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – June 30, 2015	—	$—
Exercisable – June 30, 2015	—	$—

Stock options. For the six months ended June 30, 2015 and 2014, we issued 300,000 and 114,583 stock options, respectively. Stock options issued to members of our Board of Directors were 125,000 and 58,333 for the six months ended June 30, 2015 and 2014, respectively. Stock options issued to independent contractors were 75,000 and 56,250 for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, we issued 100,000 stock options to an employee, which vest over a period of three years.  The strike price was equal to the stock price at the date of the grant.

All stock options granted for the six months ended June 30, 2015 and 2014 were calculated to have fair values of $48,027 and $30,672, respectively, using the Black-Scholes option pricing model with the following assumptions:

Options Issued Six Months Ended June 30, 2015
Dividend yield	0%
Expected volatility	85%
Risk free interest rate	1.63%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2014	100,000	$0.25
Issued	281,250	0.41
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2014	381,250	$0.41
Issued	300,000	0.26
Exercised	—	—
Expired	—	—
Outstanding – June 30, 2015	681,250	$0.32
Exercisable – June 30, 2015	592,361	$0.32

Share based compensation. The cost of all stock options and stock grants issued have been classified as share based compensation for the six months ended June 30, 2015 and 2014, respectively. Total share based compensation was $54,942 and $114,823 for the six months ended June 30, 2015 and 2014, respectively.

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

Included in accrued expenses at June 30, 2015 and December 31, 2014, is $77,346 and $72,636, respectively, which represent reimbursement due to TMAX.

NOTE 18. SUBSEQUENT EVENTS

On August 10, 2015, our  Board of Directors approved an agreement between the Company and Carpathia Associates, LLC, an entity which is owned and controlled by our Chief Executive Officer, Robert  Saucier (the “Agreement”).  The Agreement amends the terms of the note receivable and note payable previously entered into between the parties by offsetting the note receivable and note payable between the two parties.  The effective result will be that the balloon payment of $437,313, due under the terms of the note receivable from Carpathia, will be applied to the outstanding note payable due to Carpathia.  The Board believes that the Company benefits from the arrangement as the Agreement extends the note payable’s balloon payment from February 2017 to December 2018.  The balloon payment due in December 2018 will be $354,480.

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2015 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Results of operations for the three months ended June 30, 2015. For the three months ended June 30, 2015, our continuing operations generated gross revenues of $2,682,600 compared to gross revenues of $2,462,529 for the previous year’s comparable quarter, representing an increase of $220,071 or 8.9%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the quarter ended June 30, 2015, were $1,700,503 compared to $1,353,796 for the previous year’s first quarter, representing an increase of $346,707, or 25.6%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended June 30,
	2015	2014
Compensation and related	$752,423	$787,875
Professional & compliance expenses	482,617	222,789
Office related expenses	155,948	158,791

The decrease in compensation and related expenses was due to a decrease in stock based compensation from appointing 2 new directors as well as a consultant in 2014. Professional and compliance expenses increased significantly due to ongoing litigation with competitors.  Office related expenses decreased due to moving expenses incurred in 2014.

Results of operations for the six months ended June 30, 2015. For the three months ended June 30, 2015, our continuing operations generated gross revenues of $5,266,695 compared to gross revenues of $4,727,340 for the previous year’s comparable period, representing an increase of $539,355 or 11.4%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the six months ended June 30, 2015, were $3,279,579 compared to $2,512,454 for the previous year’s first quarter, representing an increase of $767,125, or 30.5%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Six months ended June 30,
	2015	2014
Compensation and related	$1,485,521	$1,488,402
Professional & compliance expenses	906,842	417,696
Office related expenses	306,912	247,442

The decrease in compensation and related expenses was due to a decrease in stock based compensation from appointing 2 new directors as well as a consultant in 2014. Professional and compliance expenses increased significantly due to ongoing litigation with competitors.  Office related expenses increased due to the fact 2015 represents a full six months at our new and larger headquarters location.

Liquidity and capital resources. As of June 30, 2015 we had total current assets of $2,765,222 and total assets of $18,546,092. This compares to $2,947,642 and $19,492,083, respectively as of December 31, 2014. The decrease in current assets as of June 31, 2015 was primarily impacted by a decrease in cash and cash equivalents.  This decrease in cash and equivalents is due to increased expenses in the first quarter, primarily attributable to legal and professional fees.  Our total current liabilities as of June 30, 2015 were $6,208,562 versus $5,366,588 as of December 31, 2014. This slight increase was due to increases in income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2016.

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

At June 30, 2015, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the six months ended June 30, 2015, were non-cash items of $293,107, net income of $134,432, increases in accounts receivable of 51,774, restricted cash of $28,408, other current assets of $8,156 and jackpot liabilities of $28,464 for a total operating activities impact of an increase of $1,558,504 in cash and cash equivalents.

Cash flows used in investing activities for the six months ended June 30, 2015 were $44,066, due to the acquisition of property and equipment.  Cash used in financing activities during the six months ended June 30, 2015 was $1,832,695, which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the six months ended June 30, 2015 we incurred other comprehensive income of $103,640, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the three months ended June 30, 2015.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(See Note 12 of Item 1 Financial Statements regarding current litigation.)

ITEM 5. OTHER INFORMATION

On August 10, 2015, our  Board of Directors approved an agreement between the Company and Carpathia Associates, LLC, an entity which is owned and controlled by our Chief Executive Officer, Robert  Saucier (the “Agreement”).  Mr. Saucier did not participate in the Board’s decision to approve the Agreement.  The Agreement amends the terms of the note receivable and note payable previously entered into between the parties by offsetting the note receivable and note payable between the two parties.  The effective result will be that the balloon payment of $437,313, due under the terms of the note receivable from Carpathia, will be applied to the outstanding note payable due to Carpathia.  The Board believes that the Company benefits from the arrangement as the Agreement extends the note payable’s balloon payment from February 2017 to December 2018.  The balloon payment due in December 2018 will $354,480.

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

Galaxy Gaming, Inc.

Date:	August 14, 2015

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer

Galaxy Gaming, Inc.

Date:	August 14, 2015

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/s/ ROBERT B. SAUCIER Chief Executive Officer (Principal Executive Officer) August 14, 2015

Robert B. Saucier

/s/ GARY A. VECCHIARELLI Chief Financial Officer (Principal Financial and Accounting Officer) August 14, 2015

Gary A. Vecchiarelli