Form 10-Q
period 2015-09-30
Galaxy Gaming, Inc.
filed 2015-11-16
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,065,591 common shares as of November 16, 2015.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

1	Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)
2	Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)
3	Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2015 and 2014 (unaudited)
4	Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)
5-17	Notes to Financial Statements (unaudited)

GALAXY GAMING, INC.

BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$103,031	$560,184
Restricted cash	98,521	107,913
Accounts receivables, net allowance for bad debts of $40,000 and $34,887	1,628,543	1,472,743
Prepaid expenses	145,978	80,440
Inventories, net	271,645	232,789
Note receivable – related party, current portion	—	383,298
Deferred tax asset	47,691	47,691
Other current assets	270	62,584
Total current assets	2,295,679	2,947,642
Property and equipment, net	332,882	382,098
Products leased and held for lease, net	134,215	125,665
Intangible assets, net	13,633,949	14,756,648
Goodwill	1,091,000	1,091,000
Deferred tax assets, net of current portion	96,564	143,614
Other assets, net	42,699	45,416
Total assets	$17,626,988	$19,492,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,014,800	$518,428
Accrued expenses	541,659	519,166
Income taxes payable	222,671	22,872
Deferred revenue	712,852	647,625
Jackpot liabilities	105,064	111,360
Current portion of capital lease obligations	68,785	66,273
Current portion of long-term debt	4,003,899	3,480,864
Total current liabilities	6,669,730	5,366,588
Deferred rent	55,285	56,242
Capital lease obligations, net of current portion	85,506	137,204
Long-term debt, net of debt discount, net of current portion	8,524,495	12,056,467
Total liabilities	15,335,016	17,616,501
Commitments and Contingencies (See Note 12)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 39,065,591 and 38,990,591 shares issued and outstanding	39,066	38,991
Additional paid-in capital	2,917,264	2,844,488
Accumulated deficit	(726,162)	(980,300)
Accumulated other comprehensive income (loss)	61,804	(27,597)
Total stockholders’ equity	2,291,972	1,875,582
Total liabilities and stockholders’ equity	$17,626,988	$19,492,083

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
Revenue:
Product leases and royalties	$2,747,774	$2,516,376	$8,003,469	$7,238,539
Product sales and service	7,074	1,008	18,073	6,185
Total revenue	2,754,848	2,517,384	8,021,542	7,244,724
Costs and expenses:
Cost of ancillary products and assembled components	22,890	19,362	70,168	56,302
Selling, general and administrative	1,736,024	1,450,403	4,995,984	3,956,855
Research and development	101,822	126,300	371,251	337,687
Depreciation	44,605	29,704	128,916	72,450
Amortization	372,313	391,249	1,122,698	1,170,381
Share-based compensation	17,909	30,554	72,850	151,378
Total costs and expenses	2,295,563	2,047,572	6,761,867	5,745,053
Income from operations	459,285	469,812	1,259,675	1,499,671
Other income (expense):
Interest income	2,084	5,387	13,288	16,841
Interest expense	(248,604)	(271,275)	(799,407)	(834,957)
Total other expense	(246,520)	(265,888)	(786,119)	(818,116)
Income before provision for income taxes	212,765	203,924	473,556	681,555
Provision for income taxes	(93,059)	(116,495)	(219,418)	(333,584)
Net income	$119,706	$87,429	$254,138	$347,971
Basic income per share	$0.00	$0.00	$0.01	$0.01
Diluted income per share	$0.00	$0.00	$0.01	$0.01
Weighted average shares outstanding:
Basic	39,040,775	38,560,591	39,040,775	38,493,955
Diluted	39,079,102	38,574,447	39,079,102	38,772,448

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE NINE MONTHS ENDED September 30,
	2015	2014
Net income	$254,138	$347,971
Other comprehensive income:
Foreign currency translation adjustments, net of tax	89,401	56,974
Total comprehensive income	$343,539	$404,945

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED September 30,
	2015	2014
Cash flows from operating activities:
Net income for the period	$254,138	$347,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	128,916	72,450
Amortization expense	1,122,698	1,170,381
Provision for bad debt expense	40,000	—
Inventory reserve	47,069	—
Amortization of debt discount	156,474	156,474
Deferred income tax provision	219,418	333,584
Share-based compensation	72,850	151,378
Changes in operating assets and liabilities:
Increase in restricted cash	9,392	149,712
Increase in accounts receivable	(197,139)	(159,478)
(Increase) decrease in other current assets	62,314	15,691
Increase in inventory	(125,820)	(80,678)
Increase in prepaid expenses	(65,538)	(19,374)
Increase in other long-term assets	—	(41,794)
Increase in accounts payable	495,891	129,885
Increase in accrued expenses	23,037	22,582
Increase in deferred revenue	65,227	97,324
Decrease in jackpot liabilities	(6,296)	(147,043)
(Decrease) increase in deferred rent	(957)	54,477
Net cash provided by operating activities	2,301,674	2,253,542
Cash flows from investing activities:
Acquisition of property and equipment	(44,980)	(31,343)
Acquisition of intangible assets	—	(35,000)
Net cash used in investing activities	(44,980)	(66,343)
Cash flows from financing activities:
Principal payments on capital leases	(49,186)	(24,753)
Principal payments on notes payable	(2,662,699)	(2,199,935)
Net cash used in financing activities	(2,711,885)	(2,224,688)
Effect of exchange rate changes on cash	(1,962)	(6,461)
Net decrease in cash and cash equivalents	(457,153)	(43,950)
Cash and cash equivalents – beginning of period	560,184	438,502
Cash and cash equivalents – end of period	$103,031	$394,552
Supplemental cash flow information:
Cash paid for interest	$800,830	$678,483
Inventory transferred to leased assets	$39,896	$71,203
Cash paid for income taxes	$—	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	$119,414	$190,180
Assets acquired by capital leases	$—	$243,970

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

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and enhance game security. We include three products in this category: our Bonus Jackpot System, our Inter-Casino Jackpot System and our MEGA-Share. We receive compensation by collecting a fixed fee or a transaction fee.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2015 and 2014, respectively, we had the following client revenue concentrations:

	Location	2015 Revenue	2014 Revenue
Client A	North America	14.8%	15.2%
Client B	United Kingdom	6.7%	8.0%
Client C	North America	6.8%	5.6%
Client D	North America	5.5%	5.0%

We are also exposed to risks associated with the expiration of our patents. Domestic and international patents for two of our products expired in June 2015. The patents account for approximately $4,283,055 or 53% of our revenue for the nine months ended September 30, 2015.

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

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable balance was as follows:

	September 30, 2015	December 31, 2014
Note receivable	$—	$383,298
Less: current portion	—	—
Long-term note receivable	$—	$383,298

A note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC. The note receivable is a ten year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended in September 2010 whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest was due August 2015.

Interest income associated with this note receivable was $13,443 and $16,432 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was an interest receivable balance of $0.

On August 10, 2015, our  Board of Directors approved an agreement between the Company and Carpathia Associates, LLC, an entity which is owned and controlled by our Chief Executive Officer, Robert  Saucier (the “Agreement”).  The Agreement amends the terms of the note receivable and note payable previously entered into between the parties by offsetting the note receivable and note payable between the two parties.  The effective result will be that the balloon payment of $437,313, due under the terms of the note receivable from Carpathia, will be applied to the outstanding note payable due to Carpathia.  The Board believes that the Company benefits from the arrangement as the Agreement extends the note payable’s balloon payment from February 2017 to December 2018.  The balloon payment due in December 2018 will be $354,480. The foregoing summary of the Agreement is qualified in its entirety by to the full context of the agreement which is found as Exhibit 99.1 to this filing.

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	September 30, 2015	December 31, 2014
Professional services	$57,741	$21,863
IT systems	35,328	9,304
Trade show expense	21,000	7,000
Dues & subscriptions	13,763	14,562
Compliance	9,597	—
Insurance	6,191	16,612
Rent	1,989	1,989
Other prepaid expenses	369	523
Travel	—	8,587
Prepaid expenses	$145,978	$80,440

NOTE 5. INVENTORY

Inventory consisted of the following at:

	September 30, 2015	December 31, 2014
Finished goods	$168,621	$96,254
Raw materials and component parts	87,661	111,246
Work-in-process	50,363	69,464
	306,645	276,964
Less: inventory reserve	(35,000)	(44,175)
Inventory	$271,645	$232,789

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	September 30, 2015	December 31, 2014
Furniture and fixtures	$211,411	$197,751
Leasehold improvements	156,843	150,000
Automotive vehicles	94,087	86,364
Computer equipment	89,202	84,186
Office equipment	29,140	17,403
	580,683	535,704
Less: accumulated depreciation	(247,801)	(153,606)
Property and equipment, net	$332,882	$382,098

Included in depreciation expense was $94,854 and $45,590 related to property and equipment for the nine months ended September 30, 2015 and 2014, respectively.

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of September 30, 2015. Accumulated depreciation of assets under capital leases totaled $89,365 as of September 30, 2015.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	September 30, 2015	December 31, 2014
Enhanced table systems	$273,391	$233,496
Less: accumulated depreciation	(139,176)	(107,831)
Products leased and held for lease, net	$134,215	$125,665

Included in depreciation expense was $31,345 and $24,143 related to products leased and held for lease for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 8. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	September 30, 2015	December 31, 2014
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	35,000
	20,450,967	20,450,967
Less: accumulated amortization	(6,817,018)	(5,694,319)
Intangible assets, net	$13,633,949	$14,756,648

Amortization expense was $1,122,698 and $1,170,381 for the nine months ended September 30, 2015 and 2014, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	September 30, 2015	December 31, 2014
Royalties	$197,353	$59,715
Professional fees	79,429	60,779
TableMAX reimbursement	69,749	72,636
Salaries & payroll taxes	64,267	70,262
Vacation	62,238	58,642
Trade show expenses	44,761	41,666
Commissions	17,586	148,902
Other accrued expenses	4,013	2,878
Accrued interest	2,263	3,686
Accrued expenses	$541,659	$519,166

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

	September 30, 2015	December 31, 2014
Capital lease obligation – leasehold improvements	$114,465	$135,171
Capital lease obligation – office furniture	39,826	68,306
	154,291	203,477
Less: Current portion	(68,785)	(66,273)
Capital lease obligations	$85,506	$137,204

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

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada. Annual requirements for capital leases obligations are as follows:

September 30,	Total
2016	$76,538
2017	34,545
2018	34,545
2019	23,029
Total minimum lease payments	$168,657
Less: amount representing interest	(14,366)
Present value of net minimum lease payments	$154,291

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at:

	September 30, 2015	December 31, 2014
Notes payable, net of debt discount - PTG	$11,857,949	$14,385,643
Note payable – related party	595,789	1,065,324
Vehicles, notes payable	74,656	86,364
	12,528,394	15,537,331
Less: Current portion	(4,003,899)	(3,480,864)
Total long-term debt	$8,524,495	$12,056,467

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

Maturities of our notes payable are as follows:

Maturities as of September 30,	Total
2016	$4,003,899
2017	4,353,044
2018	4,181,112
2019	680,535
2020	5,276
Total notes payable	$13,223,866
Less: debt discount	(695,472)
Notes payable, net of debt discount	$12,528,394

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

Total rent expense was $206,239 and $187,722 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended September 30,	Annual Obligation
2016	$220,491
2017	229,236
2018	237,972
2019	184,794
2020	1,401
Total Estimated Lease Obligations	$873,894

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

NOTE 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of September 30, 2015.

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

There were 39,065,591 common shares and no preferred shares issued and outstanding at September 30, 2015.

NOTE 14. RELATED PARTY TRANSACTIONS

Through April 2014, we leased our prior offices located on O’Bannon Drive in Las Vegas from the Saucier Business Trust, an entity that is related to our CEO.  The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,360.  Our lease expired at the end of August 2012 and then converted to a term of month-to-month.  Total payments made were $-0- and $37,296 for the nine month periods ended September 30, 2015 and 2014, respectively.

We have a note receivable from Abyss Group, LLC (“Abyss”), an entity that was formerly related to the wife of our CEO. Subsequently, Abyss assigned the note to Carpathia Associates, LLC (“Carpathia”), an entity controlled by our CEO.  This note receivable was acquired as part of the 2007 asset purchase agreement with GGLLC.  The note receivable is a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017. The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest is due August 2015.  The balance as of September 30, 2015 and December 31, 2014 was $0 and $383,298, respectively. Interest income associated with this note receivable was $13,443 and $16,432 for the nine month periods ended September 30, 2015 and 2014, respectively.

We have a note payable to a related party, GGLLC, an entity formerly controlled by our CEO.  Subsequently, GGLLC assigned the note to Carpathia.  The note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of September 30, 2015 and December 31, 2014 was $595,789 and $1,065,324, respectively. This note payable is a result of the asset purchase agreement with GGLLC.

On August 10, 2015, our  Board of Directors approved an agreement between the Company and Carpathia Associates, LLC, an entity which is owned and controlled by our Chief Executive Officer, Robert  Saucier (the “Agreement”).  The Agreement amends the terms of the note receivable and note payable previously entered into between the parties by offsetting the note receivable and note payable between the two parties.  The effective result will be that the balloon payment of $437,313, due under the terms of the note receivable from Carpathia, will be applied to the outstanding note payable due to Carpathia.  The Board believes that the Company benefits from the arrangement as the Agreement extends the note payable’s balloon payment from February 2017 to December 2018.  The balloon payment due in December 2018 will be $354,480. The foregoing summary of the Agreement is qualified in its entirety by to the full context of the agreement which is found as Exhibity 99.1 to this filing.

On October 26, 2015 (the “Effective Date”), Galaxy Gaming, Inc. (the “Company”) entered into a Promissory Note (the “Note”) with Robert Saucier, Chief Executive Officer, pursuant to which the Company has agreed to repay a loan of $500,000 made by Mr. Saucier to the Company.  Under the terms of the Note, $590,000 shall be due on or before one year from the Effective Date, unless the Company pays Mr. Saucier $535,000 on or before six months from the Effective Date, in which case the Company will have fulfilled all of its obligations under the Note. The foregoing summary of the Note is qualified in its entirety by to the full context of the Note which Is found as Exhibit 10.1 to our Form 8-K filed with the SEC on October 28, 2015.

NOTE 15. INCOME TAXES

Our forecasted effective tax rate at September 30, 2015 is 47.6%, a .3% decrease from the 47.9% effective tax rate recorded at September 30, 2014. After a discrete income of $2,712, the effective tax rate for the nine months ended September 30, 2015 was 47%.  The discrete tax income was primarily due to changes in estimate for the domestic manufacturing deduction.

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

A summary of current warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2014	616,667	$0.56
Issued	—	—
Exercised	—	—
Expired	(616,667)	0.56
Outstanding – December 31, 2014	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding – September 30, 2015	—	$—
Exercisable – September 30, 2015	—	$—

Stock options. For the nine months ended September 30, 2015 and 2014, we issued 412,500 and 202,083 stock options, respectively. Stock options issued to members of our Board of Directors were 200,000 and 108,333 for the nine months ended September 30, 2015 and 2014, respectively. Stock options issued to independent contractors were 112,500 and 93,750 for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we issued 100,000 stock options to an employee, with a vesting period of three years.  The strike price was equal to the stock price at the date of the grant.

All stock options granted for the nine months ended September 30, 2015 and 2014 were calculated to have fair values of $72,580 and $30,554, respectively, using the Black-Scholes option pricing model with the following assumptions:

Options Issued Nine Months Ended September 30, 2015
Dividend yield	0%
Expected volatility	84% - 85%
Risk free interest rate	1.37% - 1.63%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2014	100,000	$0.25
Issued	281,250	0.41
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2014	381,250	$0.36
Issued	420,833	0.26
Exercised	—	—
Expired	—	—
Outstanding – September 30, 2015	802,083	$0.31
Exercisable – September 30, 2015	225,000	$0.20

Share based compensation. The cost of all stock options and stock grants issued have been classified as share based compensation for the nine months ended September 30, 2015 and 2014, respectively. Total share based compensation was $72,850 and $151,378 for the nine months ended September 30, 2015 and 2014, respectively.

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

Included in accrued expenses at September 30, 2015 and December 31, 2014, is $69,749 and $72,636, respectively, which represent reimbursement due to TMAX.

NOTE 18. SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to September 30, 2015 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

On October 26, 2015 (the “Effective Date”), we entered into a Promissory Note (the “Note”) with Robert Saucier, our Chief Executive Officer, pursuant to which we had agreed to repay a loan of $500,000 made by Mr. Saucier to us.  Under the terms of the Note, $590,000 shall be due on or before on year from the Effective Date, unless we pay Mr. Saucier $535,000 on or before six months from the Effective Date, in which case we will have fulfilled all of our obligations under the Note. The Note was filed as Exhibit 10.1 to our Form 8-K filed with the SEC on October 28, 2015.

On November 14, 2015, the Board of Directors approved a new Employment Agreement and Indemnification Agreement (Collectively, the “Employment Agreement”) with Gary A. Vecchiarelli, our Chief Financial Officer, extending through the period of December 31, 2018.  Mr. Vecchiarelli’s annual base salary will be $180,000 and he will be eligible for bonus compensation up to 50% off his base salary, with a guaranteed minimum of 10%.  Additionally, Mr. Vecchiarelli has the option to use up to 50% of his bonus compensation to purchase shares of our common stock at a 50% discount.  Mr. Vecchiarelli will also receive a grant of 150,000 shares of restricted common stock and 150,000 options to purchase restricted common stock.  The options have a strike price equal to the closing price of the Company’s common stock on the date of the grant.  Both the grant of restricted common stock and options will vest beginning June 30, 2016 in six month periods through December 31, 2018.  The foregoing summary of the terms of the Vecchiarelli Agreement is qualified in its entirety to the actual terms of the employment agreement, which is attached herto as Exhibit 99.2 and its incorporated herein by reference.

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

Results of operations for the three months ended September 30, 2015. For the three months ended September 30, 2015, our continuing operations generated gross revenues of $2,754,848 compared to gross revenues of $2,517,384 for the previous year’s comparable quarter, representing an increase of $237,464 or 9.4%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the quarter ended September 30, 2015, were $1,736,024 compared to $1,450,403 for the previous year’s third quarter, representing an increase of $285,621, or 19.7%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended September 30,
	2015	2014
Distributor	$102,185	$212,322
Royalty	$116,315	$73,144
Legal	$346,178	$33,178
Regulatory	$164,723	$91,078

The increase in legal expenses were due to the ongoing litigation with competitors occurring throughout 2015. Regulatory and compliance expenses increased significantly due to expanding our footprint throughout the world through jurisdictional and compliance approvals. Royalty expenses increased due to the rapidly expanding presence of products such as World Poker Tour Heads Up Hold’em, High Card Flush and Bonus Craps. Distributor expenses decreased as we moved away reliance on third party distributors in some jurisdictions.

Results of operations for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, our continuing operations generated gross revenues of $8,021,542 compared to gross revenues of $7,244,724 for the previous year’s comparable period, representing an increase of $776,818 or 10.7%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets.  Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the nine months ended September 30, 2015, were $4,995,984 compared to $3,956,857 for the previous year’s comparable period, representing an increase of $1,039,127, or 26.3%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Nine months ended September 30,
	2015	2014
Royalty	$299,124	$197,058
Legal	$905,878	$72,709
Regulatory	$251,620	$145,221

The increase in legal expenses were due to the ongoing litigation with competitors occurring throughout 2015. Regulatory and compliance expenses increased significantly due to expanding our footprint throughout the world through jurisdictional and compliance approvals. Royalty expenses increased due to the rapidly expanding presence of products such as World Poker Tour Heads Up Hold’em, High Card Flush and Bonus Craps.

Liquidity and capital resources. As of September 30, 2015 we had total current assets of $2,295,679 and total assets of $17,626,988. This compares to $2,947,642 and $19,492,083, respectively as of December 31, 2014. The decrease in current assets as of September 30, 2015 was primarily impacted by a decrease in cash and cash equivalents, as well as a decrease in notes receivable.  This decrease in cash and equivalents is due to increased expenses in the first three quarters, primarily attributable to legal and professional fees.  Our total current liabilities as of September 30, 2015 were $6,669,730 versus $5,366,588 as of December 31, 2014. This slight increase was due to increases in income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2016.

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

At September 30, 2015, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the nine months ended September 30, 2015, were non-cash items of $1,786,769, net income of $254,139, increases in accounts receivable of 197,139, inventory of $125,820, restricted cash of $9,392 and jackpot liabilities of $6,296 for a total operating activities impact of an increase of $2,301,674 in cash and cash equivalents.

Cash flows used in investing activities for the nine months ended September 30, 2015 were $44,980, due to the acquisition of property and equipment.  Cash used in financing activities during the nine months ended September 30, 2015 was $2,711,885, which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the nine months ended September 30, 2015 we incurred other comprehensive income of $343,540, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the nine months ended September 30, 2015.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(See Note 12 of Item 1 Financial Statements regarding current litigation.)

ITEM 5. OTHER INFORMATION

Gary Vecchiarelli Employment Agreement and Indemnification Agreement

On November 14, 2015, the Company entered into a new employment agreement (the “Vecchiarelli Agreement”) with Gary Vecchiarelli to serve as Chief Financial Officer of the Company.  Mr. Vecchiarelli will have duties and responsibilities assigned by the Company’s Board of Directors.  The Vecchiarelli Agreement is effective as of July 1, 2015 (the “Effective Date”), continues through December 31, 2018, and provides for an annual base salary (“Base Salary”) of $180,000.  Mr. Vecchiarelli will also receive the customary employee benefits paid by the Company.  Mr. Vecchiarelli is also eligible to receive incentive compensation as follows:

Fiscal Year 2015.  Mr. Vecchiarelli shall be eligible to receive a discretionary bonus (the “2015 Bonus”) of up to fifty percent (50%) of the Base Salary, based on Mr. Vecchiarelli’s individual performance; provided, however that the 2015 Bonus shall not be less than ten percent (10%) of Mr. Vecchiarelli’s Base Salary.  The 2015 Bonus shall be paid on or before March 15 of the year following the fiscal year in which such bonus was earned.

Fiscal Years 2016 - 2018.  Mr. Vecchiarelli shall be eligible to receive an annual discretionary bonus (the “2016-2018 Bonuses”) during each of the fiscal years 2016, 2017 and 2018 of up to fifty percent (50%) of the Base Salary; provided, however that none of the 2016-2018 Bonuses shall be less than ten percent of Mr. Vecchiarelli’s Base Salary.  The 2016-2018 Bonuses shall be determined as follows: (i) twenty percent (20%) of each annual bonus will be based on Mr. Vecchiarelli’s individual performance; and (ii) eighty percent (80%) of each annual bonus will be based on corporate performance objectives, each as determined by the Company’s Board.  The corporate performance objectives shall be identical to those performance objectives used to determine the compensation of Company’s Chief Executive Officer.  The 2016-2018 Bonuses shall each be paid on or before March 15 of the year following the fiscal year in which such bonus was earned.   In the event that Mr. Vecchiarelli separates from Employer after December 31, 2018, Mr. Vecchiarelli is entitled to the bonus accrued for the 2018 fiscal year.

Stock Option Grant.  In consideration of making the covenants to not compete set forth in the Vecchiarelli Agreement, Mr. Vecchiarelli was granted an option to purchase up to 150,000 shares of the Company’s common stock with a strike price equal to the price per share of the Company’s common stock as reported on OTC Markets on the date of signing the Vecchiarelli Agreement, which option vests as follows: (i) as to the first 25,000 shares of stock, on June 30, 2016, (ii) as to the next 25,000 shares of stock, on December 31, 2016, (iii) as to the next 25,000 shares of stock, on June 30, 2017, (iv) as to the next 25,000 shares of stock, on December 31, 2017, and (v) as to the final 25,000 shares of stock, on June 30, 2018,  all pursuant to the terms of a Stock Option Grant Agreement by and between the Company and Mr. Vecchiarelli

Restricted Stock Grant.  In consideration of making the covenants to not compete set forth in the Vecchiarelli Agreement Mr. Vecchiarelli was granted a total of 150,000 shares of the Company’s common stock, which shares of stock vest as follows: (i) as to the first 25,000 shares of stock, on June 30, 2016, (ii) as to the next 25,000 shares of stock, on December 31, 2016, (iii) as to the next 25,000 shares of stock, on June 30, 2017, (iv) as to the next 25,000 shares of stock, on December 31, 2017, and (v) as to the final 25,000 shares of stock, on June 30, 2018,  all pursuant to the terms of a Restricted Stock Grant Agreement by and between the Company and Mr. Vecchiarelli.

If Mr. Vecchiarelli’s employment is terminated by the Company for any reason other than Mr. Vecchiarelli’s death or Disability or other than for Cause (as those terms are defined in the Vecchiarelli Agreement), or if Mr. Vecchiarelli’s employment is terminated without Cause following a “Change of Control” (as defined in the Vecchiarelli Agreement), subject to Mr. Vecchiarelli entering into and not revoking a release of claims in favor of the Company and its affiliates and Mr. Vecchiarelli fully complying with the covenants set forth in the Vecchiarelli Agreement, Mr. Vecchiarelli shall be entitled to the following benefits:

(A)           Cash severance payments equal in the aggregate to nine (9) months of Mr. Vecchiarelli’s annual base salary at the time of termination, payable in accordance with the Company’s customary payroll practices as in effect from time to time.

(B)           Continuation of Mr. Vecchiarelli’s medical and health insurance benefits for a period equal to the lesser of (i) nine (9) months or (ii) the period ending on the date Mr. Vecchiarelli first becomes entitled to medical and health insurance benefits under any plan maintained by any person for whom Mr. Vecchiarelli provides services as an employee or otherwise.

(C)           In addition, solely if Mr. Vecchiarelli is terminated without Cause following a “Change of Control,” Mr. Vecchiarelli will be entitled to (i) cash severance payments equal in the aggregate to twelve (12) months of Mr. Vecchiarelli’s annual base salary at the time of termination, and (ii) any unvested stock options granted to Mr. Vecchiarelli pursuant to the Vecchiarelli Agreement shall accelerate and immediately vest.

The Company also entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Vecchiarelli on November 14, 2015 whereby the Company agreed to indemnify Mr. Vecchiarelli in certain instances.  The Indemnification Agreement provides, among other things, for indemnification to the fullest extent permitted by law and the articles of incorporation, as amended, and bylaws, as amended, against (i) any and all expenses and liabilities, including judgments, fines, penalties, interest and amounts paid in settlement of any claim with the Company’s approval and counsel fees and disbursements, and (ii)  any liabilities incurred as a result of acting on behalf of the Company (as a fiduciary or otherwise). The Indemnification Agreement provides for the advancement or payment of expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law and the Company’s articles of incorporation and bylaws, each as amended.

The foregoing summaries of the terms of the Vecchiarelli Agreement and the Indemnification Agreement are qualified in their entirety to the actual terms of the agreements, which are attached hereto as Exhibit 99.2 and 99.3, respectively, and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Promissory Note Restructuring Agreement dated August 10, 2015 between Carpathia Associates, LLC and Galaxy Gaming, Inc.
99.2	Gary Vecchiarelli Employment Agreement dated November 14, 2015
99.3	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015
101	Financials in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 16, 2015

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer

Galaxy Gaming, Inc.

Date:	November 16, 2015

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date

/s/ ROBERT B. SAUCIER Chief Executive Officer (Principal Executive Officer) November 16, 2015

Robert B. Saucier

/s/ GARY A. VECCHIARELLI Chief Financial Officer (Principal Financial and Accounting Officer) November 16, 2015

Gary A. Vecchiarelli