Form 10-K
period 2015-12-31
Galaxy Gaming, Inc.
filed 2016-03-30
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $2,396,834.  Shares of common stock held by each officer and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliation status is not a determination for other purposes.  The registrant has one class of securities, its common stock.

As of March 30, 2016 the registrant had 39,315,591 shares of common stock outstanding.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

In 2002, the business and assets of GGCORP was acquired by Galaxy Gaming, LLC (“GGLLC”).  Lucky Ladies remained GGLLC’s only product until late 2002, when it debuted a new casino poker game called Texas Shootout.  This game quickly became popular with casinos and their customers.  GGLLC increased its sales force and expanded distribution into new jurisdictions.  Subsequently, GGLLC grew methodically and intentionally by reinvesting earnings and introducing new products at a regular pace.  Galaxy Gaming, Inc. (“GGINC”) was formed in 2006 and in 2007, the assets and business operations of GGLLC were acquired by GGINC.  In February 2009, GGINC executed a share exchange and reverse merger with Secured Diversified Investment, Ltd. (“SDI”).  On September 1, 2009, the Company’s Board of Directors approved a merger with the SDI’s wholly-owned subsidiary, GGINC, pursuant to Nev. Rev. Stat 92A.180 (“Short Form Merger”).  As part of the Short Form Merger, the Board authorized a change in the name of the company formerly known as SDI to “Galaxy Gaming, Inc.,” which remains the operating company as of the date of this Report.

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat, cruise ship and internet gaming companies.  The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia and Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 5,000 gaming tables located in about 600 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Ancillary Equipment.   In 2014, we licensed the worldwide rights to a patented technology that detects invisible card markings.  In recent years, there has been a significant increase in the number of businesses that offer tools that allow individuals to cheat casinos and card rooms.  These businesses, typically located in China or Eastern Europe, are booming due to the significant revenues they are deriving from sales of cheating products all around the world.  These products typically include daubs or inks that can be used by players to mark cards.  The markings can only be seen by using discrete technology, special glasses or contact lenses.  If a player is able to recognize any face down cards on the table or next card to be dealt, the player can obtain a significant edge resulting in an unfair game and potential significant loses to casinos or other players. Upon licensing, we further refined and developed the technology which has been branded as SpectrumVision.  The SpectrumVision technology utilizes highly specialized and customized optics to see markings on playing cards that would otherwise be invisible or undetectable to the naked eye and surveillance cameras.  SpectrumVision has the ability to see such marking using the entire spectrum of ultra-violet, infrared and natural light.  Units of SpectrumVision began shipping in 2015.

Our revenues consist primarily of recurring royalties received from our clients for the licensing of our game content and other products. Typically over 95% of our total revenues are recurring. In 2015, recurring revenues represented 99% of our total revenues. These recurring revenues generally have few direct costs thereby generating high gross profit margins in excess of 90%. In lieu of reporting as “gross profit,” this amount would be comparable to “revenues less cost of ancillary products and assembled components” on our financial statements. Additionally, we receive non-recurring revenue as reimbursement from the sale of associated products.

A significant portion of our business is conducted with four large clients who operate numerous casinos throughout North American and the United Kingdom. Aggregated revenues from these significant clients accounted for approximately 33.6% of revenues in 2015 and 2014.

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

Expand our inventory of products and technologies to attain a fully comprehensive portfolio. Historically, only one company in the table game industry, Scientific Games, Inc. (formerly SHFL Entertainment, Inc.) (“Scientific Games”), has had the ability to offer casinos nearly all of the table game products they require. Scientific Game’ss unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering. Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of games, products, systems, technologies and methodologies for casino table games. If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products. We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We expect to accomplish this strategic shift through internal development of products as well as continued acquisitions from others.

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

In addition, we are constantly seeking to acquire marketable products developed by others. Since 2010, we have made a number of successful asset acquisitions. In October 2011, we acquired over 20 different table games, including 21+3, Two-way Hold’em and Three Card Poker from Prime Table Games.  The Prime Table Games intellectual property portfolio included 47 patents and patents pending, 96 worldwide trademark and design registrations and 47 domain name registrations.  Since 2011, we have developed the intellectual property into products such as World Poker Tour® Heads Up Hold’em, Four Card Frenzy, Three Card Prime, Cajun Stud and Commission Free Emperor’s Challenge.  Those games are currently played on approximately 2,200 tables in over 250 casinos in the world. In November 2011, we acquired the table games Bonus Craps, Four The Money, Rainbow Poker and Roulette Craps together with nine patents, various trademarks and an assignment of existing licensing agreements with various casinos throughout the United States from Lakes Entertainment, Inc.  In March 2012, we acquired Double Action Blackjack as a result of a settlement with Unax Service, LLC. In September 2012, we acquired High Card Flush from Red Card Gaming, Inc., which had earned two gaming industry awards: the 2012 Casino Journal’s “Best New Table Game,” as voted on by casino table game managers and “Best Traditional Table Game” as awarded by Casino Enterprise Management Magazine. Please also see “Item 3 Legal Proceedings” with respect to enforcement of our Rights against Red Card Gaming, Inc. and AGS, LLC.  In 2014, we acquired Lucky Win Baccarat to enhance our Baccarat game portfolio, and exclusive rights to proprietary technology used to develop SpectrumVision, our card marking detection system.  In March 2015, we licensed exclusive rights to a side-bet for roulette which we have branded as TRIO-lette.

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

Expand our ancillary product revenues. The new SpectrumVision product is the result of an exclusive license we obtained in 2014.  A prototype of SpectrumVision was showcased in our booth at G2E in September 2014 and the World Game Protection Conference in March 2015, where it received significant interest from table game operators and surveillance managers around the world.  We expect SpectrumVision will be a product that every casino & card room operator will need as a deterrent and surveillance tool.  In addition to industry utilizing the product, we expect gaming regulators to use the device to assist in suspected cheating investigations.  Since obtaining the exclusive license, we have employed an outsourcing strategy to design and manufacture a final SpectrumVision product, which we began shipping in 2015.

COMPETITION

We compete with other gaming products and supply companies for space on the casino floor, as well as for our client’s capital spending. Our competition for casino placement and the attention of players comes from a variety of sources, including companies that design and market proprietary table games, electronic table game platforms, e-Tables and other gaming products.

With respect to our Proprietary Table Games, we compete with several companies which primarily develop and license proprietary table games. Our competitors include, but are not limited to, Scientific Games, AGS, DEQ Systems, TCS/John Huxley, and Masque Publishing. Competition in this product group is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. Larger competitors typically have superior capital resources, distribution and product inventory than we do. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of casino gaming, but also by displacing other proprietary and public domain table game products.

With respect to our Enhanced Table Systems, we compete primarily with Scientific Games, DEQ Systems and TCS/John Huxley. Scientific Games has a progressive jackpot system it uses with its proprietary table games. DEQ Systems, which has limited game content, often uses its platform with other companies’ games including ours and those of Scientific Games.  TCS/John Huxley has introduced a bonusing platform available for public domain games, and has limited game content.

With respect to our e-Table system, there are numerous other companies that manufacture and/or sell e-Tables that are similar. These companies include, but are not limited to, TCS/John Huxley, Aristocrat, Interblock, Aruze Gaming Corporation, Novomatic Industries, Multimedia Games and Scientific Games. Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and slots. One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on e-Table platforms.

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

We believe that one of our strengths is identifying new product opportunities and developing new products. Therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property and technology from third parties. We have incurred approximately $455,000 and $473,000 in research and development expenditures during 2015 and 2014, respectively. Consistent with our increased focus on development of new products, we anticipate significant increased research and development expenditures in 2016 and future years.

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

Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive. Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations. We have authorizations with certain Native American tribes throughout the United States which have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos. These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.

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

EMPLOYEES

We have seventeen full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  We employ four part-time employees.  Our employees are co-employed by Advanstaff, Inc. a professional employer organization engaged by us to provide payroll and human resource services. As needed from time to time, we also pay for the services of independent contractors.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6767 Spencer Street, Las Vegas, Nevada.  We currently pay rent to an unrelated party pursuant to a lease entered into effective in 2014 with a current monthly rental payment of approximately $18,000. We currently occupy approximately 24,000 square feet of combined office and warehouse space.  See Note 12 to our audited financial statements, included in Item 8, for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. A description of these matters is contained in Note 12 to our audited financial statements which are included in Item 8 and incorporated herein by this reference.

Legal proceedings.  In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant that are complex in nature and have outcomes that are difficult to predict.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity but may be material to the results of operations in any given period.

California administrative action.  In March 2003, Galaxy Gaming of California, LLC (“GGCA”), an independent entity managed by GGLLC, submitted an application to the California Gambling Control Commission (“California Commission”) for a determination of suitability to conduct business with tribal gaming operations in California.  At the time, our CEO was a member of GGCA and was required to be included in the application process.  In July 2013, the California Commission denied the applications of our CEO and GGCA for a finding of suitability.  The California Commission also denied a request for stay or any further reconsideration of the matter.

In August 2013, GGCA and our CEO filed a motion for writ of mandate with the Sacramento County Superior Court, asking the Court for a judicial review of the California Commission’s ruling.  A hearing on the motion was originally scheduled for October 2015 and has been rescheduled to July 2016.  Subsequently, in September 2013, we were notified that until this matter was deemed resolved, we were not permitted to conduct business with tribal casinos in California.

In July 2014, we filed an application with the California Bureau of Gambling Control for a finding of suitability.  As of the date of this Report, that application was in process.

In Bet Litigation.  In November 2014, we filed a complaint for patent infringement against In Bet Gaming, Inc. and In Bet, LLC, alleging that their “In-Between” side bet game infringes on one or more of our patents.  The litigation is currently pending.

Red Card Gaming & AGS Litigation.  In September 2012, we executed an asset purchase agreement (“APA”) with Red Card Gaming, Inc. (“RCG”), for the purchase of all the rights, title and interest in and for the game known as High Card Flush and all associated intellectual property.  The APA included customary non-compete, non-disparagement and right of first refusal provisions.  In 2014, AGS, LLC (“AGS”) purchased RCG’s rights in the APA and became the assignee of the APA.  In September 2014 we notified RCG of their material breach of the APA and discontinued contingent consideration payments.  In November 2014, RCG and AGS attempted to terminate the APA and in December 2014, began selling their own High Card Flush game and filed a complaint against us alleging fraud, breach of contract and trademark infringement, among other allegations.  We filed counterclaims against RCG and AGS alleging, among other things, fraud on the trademark office and in the marketplace, misappropriation of our trade secrets, breach of contract, infringement of our trademark and interference with customer relationships.

In February 2016, we received notice the arbitration panel (the “Panel”) issued an interim award (the “Interim Award”) which resulted in, among other things, our retention of all rights and privileges in the ownership of the product and trademark High Card Flush and an injunction prohibiting AGS and RCG from selling the High Card Flush game and using the trademark.  Additional briefing on the matter, relating to questions about the amount of attorneys’ fees to be awarded to Galaxy, has been requested from the Panel.  After reviewing the briefs, the Panel will either rule on the briefs or will schedule oral argument.  Based on the Interim Award, we believe the final award to be issued by the Panel will not contain a material adverse effect to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace (“OTCQB”), which has a higher standard than the OTC Bulletin Board exchange we traded on in previous years.  The OTCQB has superior standards which are designed to improve marketplace integrity and enhance transparency for investors.  Our ticker symbol trades under the symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCQB.

	2015		2014
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	0.39	0.28	0.39	0.21
June 30,	0.30	0.16	0.50	0.33
September 30,	0.30	0.16	0.43	0.35
December 31,	0.27	0.17	0.49	0.34

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

HOLDERS OF OUR COMMON STOCK

As of March 30, 2016, we had 39,315,591 shares of our common stock issued and outstanding, held by approximately 375 shareholders.

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

TRANSFER AGENT

Our stock transfer agent and registrar is Colonial Stock Transfer Company, Inc. located at 66 Exchange Place, 1st Floor, Salt Lake City, UT 84111. Their telephone number is (801) 355-5740.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not yet adopted any formal equity compensation plans. In anticipation of establishing an equity compensation plan we have taken the following actions:

•

As condition of his 2012 employment agreement, our Board granted options to Gary A. Vecchiarelli, our CFO to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.25). Such options vested over a three year period through June 30, 2015.  None of the options have been exercised to date.

•

As condition of a consulting agreement effective February 13, 2014, an independent contractor (the “Contractor”) was granted 150,000 shares of the Company’s restricted common stock. Of this amount, 75,000 vested and transferred immediately, with the remaining 75,000 vesting in equal installments through (and transferring on) January 1, 2015. Additionally, the Contractor will also receive options to purchase 37,500 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.  The Contractor holds a total of 281,250 vested options, none of which have been exercised to date.

•

As condition of his Board of Directors Director Service Agreement, effective March 1, 2014, Norm DesRosiers, Director, was granted a restricted stock award of 100,000 shares of the Company’s common stock. The restricted stock award vested immediately. Mr. DesRosiers will also receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.  Mr. DesRosiers holds a total of 183,333 vested options, none of which have been exercised to date.

•

As condition of his Board of Directors Director Service Agreement, effective May 1, 2014, William Zender, Director, was granted a restricted stock award of 75,000 shares of the Company’s common stock. The restricted stock award vested immediately. Mr. Zender will also receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the applicable quarter.  Mr. Zender holds a total of 175,000 vested options, none of which have been exercised to date.

•

On December 29, 2014, our Board agreed to a bonus which granted an aggregate 355,000 shares of common stock to several different employees in varying amounts based on performance.  Of this amount, 100,000 shares were issued to Gary A. Vecchiarelli, our CFO.  All shares granted on this date were vested immediately.

•

On February 15, 2015, the Company granted options to an employee to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the grant date ($0.34).  Such options will vest over three years as follows: 33% on the first anniversary (February 15, 2016) and the remainder in equal monthly installments for the remaining 24 months.

•

As condition of his Board of Directors Director Service Agreement, effective April 1, 2015, Bryan W. Waters, Director, was granted a restricted stock award of 75,000 shares of the Company’s common stock. The restricted stock award will vest  immediately. Mr. Waters will also receive options to purchase 25,000 shares of common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the applicable quarter.  Mr. Waters holds a total of 75,000 vested options, none of which have been exercised to date.

•

As a condition of his 2015 employment agreement, Mr. Vecchiarelli can elect to use up to 50% of his annual bonus to purchase shares of the Company’s common stock at a 50% discount.  The purchase price was to be determined by using the average closing price of the prior 10 business days discounted by 50%.  On February 28, 2016, Mr. Vecchiarelli made the election to utilize $9,000 of his annual 2015 bonus to purchase 100,000 shares of common stock at the market price of $0.18 (effective price of $0.09 after discount).  The shares vested immediately.

RECENT SALES OF UNREGISTERED SECURITIES

Effective April 1, 2015, Mr. Bryan Waters agreed to serve as a member of our Board of Directors. In connection with his appointment, Mr. Waters was granted a restricted stock award, covering 75,000 shares of our common stock. The restricted stock award vested immediately. We will also provide annual cash compensation of $30,000 to be paid in quarterly installments on the last day of each quarter. Mr. Waters will receive options to purchase 25,000 shares of common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. Exercise life of options shall be five years from the date of grant or ninety days from date of separation, whichever is less.

On November 14, 2015, we entered into an employment agreement with our Chief Financial Officer, Gary A. Vecchiarelli.  As a condition of his employment agreement, Mr. Vecchiarelli was granted 150,000 shares of our restricted common stock which vests in increments of 25,000 shares beginning June 30, 2016 and every six month anniversary thereafter, with all shares vesting on December 31, 2018.  Mr. Vecchiarelli’s employment agreement also allows him to utilize up to 50% of his annual bonus to purchase the Company’s common stock at a 50% discount.

On February 28, 2016, Mr. Vecchiarelli elected to use $9,000 of his annual 2015 bonus to purchase 100,000 shares of the Company’s common stock.  All shares purchased on this date were vested immediately.

In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data. We derived the selected statements of operations data for the years ended December 31, 2015 and 2014, and balance sheet data as of December 31, 2015 and 2014, from our audited financial statements and notes thereto that are included elsewhere in this annual report. We derived the selected statements of operations data and balance sheet data for the years ended December 31, 2013, 2012 and 2011, from our audited financial statements that do not appear in this annual report.

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

	Years ended December 31,
	2015	2014(1)	2013(2)	2012	2011(3)
Statement of Operations Data:
Total revenues	$10,951,670	$9,845,108	$8,218,598	$7,222,550	$3,684,865
Net (loss) income	187,854	21,888	563,317	621,726	(473,336)
Adjusted EBITDA (4)	3,267,119	3,754,851	3,434,215	2,847,459	147,212
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$3,281,087	$3,224,973	$2,375,798	$2,140,911	$(273,425)
Net cash used in investing activities	(45,638)	(111,716)	(17,690)	(62,204)	(10,175)
Net cash (used in) provided by financing activities	(3,213,732)	(2,977,932)	(2,323,599)	(1,402,484)	22,073
Balance Sheet Data:
Cash and cash equivalents	$570,623	$560,184	$438,502	$398,424	$182,907
Current assets	3,060,695	2,947,642	2,385,009	2,290,724	1,448,272
Total assets	17,971,048	19,492,083	21,227,355	22,404,946	23,115,411
Current liabilities	7,954,017	5,366,588	4,302,173	3,562,098	3,061,780
Total liabilities	15,520,839	17,616,501	19,948,112	21,812,962	22,775,599
Shareholders’ equity	2,450,209	1,875,582	1,279,243	591,984	339,812

(1)	In 2014, we recorded a $528,233 impairment charge to reduce the carrying value of intangible assets to their estimated fair value.
(2)	In 2013, we recorded a $150,000 impairment charge to reduce the carrying value of intangible assets to their estimated fair value.
(3)	In 2011, we made a significant acquisition of assets from Prime Table Game, LLC and Prime Table Games UK. The allocation of the total purchase price to the net assets acquired is as follows:

Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Debt discount	1,530,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total	$22,680,000

We transferred the following consideration for the net assets acquired:

Common stock – 2,000,000 shares	$480,000
Note payable – Prime Table Games LLC	12,200,000
Note payable – Prime Table Games UK	10,000,000
Total	$22,680,000
(4)

In addition to disclosing financial results prepared in accordance with U.S. GAAP, we disclose information regarding Adjusted EBITDA. Adjusted EBITDA includes adjusting net income/(loss) to exclude interest, taxes, depreciation, amortization and share based compensation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates its performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income/(loss) or to net cash provided by/(used in) operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income/(loss) from operations to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2015	2014	2013	2012	2011
Net income (loss)	$187,854	$21,888	$563,317	$621,726	$(473,336)
Interest income	(13,337)	(23,478)	(23,259)	(21,600)	(24,821)
Interest expense	1,047,434	1,093,264	1,034,118	882,547	142,002
Income tax provision	251,629	139,745	69,767	(341,823)	—
Depreciation	178,850	109,809	45,562	50,488	40,149
Amortization	1,495,012	1,561,631	1,588,905	1,564,969	435,218
Impairment of intangible assets	—	528,233	150,000	—	—
Share based compensation expense	119,677	323,759	5,805	91,152	28,000
Adjusted EBITDA	$3,267,119	$3,754,851	$3,434,215	$2,847,459	$147,212

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Plan of operation.

We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. Beginning in 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia,

Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 5,000 gaming tables located in about 600 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

We group our products into four product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems,”  “e-Tables,” And “Ancillary Equipment.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

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

e-Tables. In February 2011, we entered into a definitive agreement to license the worldwide rights, excluding Oklahoma, Kentucky and the Caribbean, to the TableMAX e-Table system and simultaneously obtained the e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets. See Note 16. The TableMAX e-Table system is a fully automated, multi-player electronic table game platform which does not need a human dealer. These platforms allow us to offer our Proprietary Table Game content in markets where live table games are not permitted. The e-Table product enables automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets. This automation provides benefits to both casino operators and players, including greater security and faster speed of play, reduced labor and other game related costs and increased profitability. As of December 2015, the TableMAX system offers several of our Proprietary Side Bets including Lucky Ladies and 21+3, and Premium Games Three Card Prime and World Poker Tour Heads Up Hold’em.

Ancillary Equipment.  In mid-2014, we entered into an exclusive licensing agreement with an independent inventor for worldwide rights to a proprietary technology which detects card markings.  With this technology, we developed SpectrumVision, one unit which can detect most known card markings normally invisible to the naked eye.  SpectrumVision will be leased for a monthly fee or one-time purchase price. We began shipping the first units in 2015.

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

Results of operations for the years ended December 31, 2015 and 2014. For the year ended December 31, 2015 our gross revenues increased $1,106,562 or 11% to $10,951,670, as compared to $9,845,108 in 2014. The increase was due primarily to the performance of the Prime Table Game assets added to our portfolio in October 2011, entrance into new markets and territories and the focus on Premium Games, which command a higher price point per unit. Our gross revenues include $10,915,410 or 99.7% of total revenues, which were derived from recurring product leases and royalties in 2015, compared to $9,835,345 or 99.9% in 2014. We consider our revenues from product leases and royalties to be our recurring revenues, and expect such revenues to provide the majority of our income going forward.

Additionally, the sale or reimbursement of our products and manufactured equipment increased $26,497 or 271% to $36,260 in 2015 from $9,763 in 2014. Our cost of ancillary products and assembled components increased $15,405 or 19% to $95,930 in 2015 from $80,525 in 2014. The majority of this increase was due to an increase in sales of tangible goods such as table signs. In 2015, there is a disproportionate relationship between revenues from product sales and service and the cost of ancillary products and assembled components because we offered promotions whereby we offered free table signs with executed licenses of certain premium games.

Selling, general and administrative expenses increased $1,596,516 or 29% to $7,133,681 in 2015 compared to $5,537,165 in 2014. The increase was primarily due to increased sales related expenses including sales commissions, payroll, travel and trade shows, increases in regulatory costs associated with product approvals and gaming licenses in new jurisdictions; increased costs of intellectual property and increases in legal expenses associated with ongoing legal proceedings.  Research and development expenses decreased $17,627 or 4% to $454,940 in 2015 compared to $472,567 in 2014.  Research and development costs remained consistent as we utilized outsourced contractors for specific research and development activities in lieu of retaining full-time employees.

In 2014 we recognized a $528,233 impairment charge to reduce the carrying value of certain intangible assets to its estimated fair value.  These intangibles were part of the acquisition with Prime Table Games in 2011.  As of December 2014, we determined that several patents had limited scope and were not commercially feasible given the ongoing maintenance costs related with such patents.

Total interest expense decreased $45,830 or 4% to $1,047,434 for 2015, compared to $1,093,264 in 2014. The decrease in interest expense is due to the contractual interest rate increase in payments related to the Prime Table Games acquisition.

Income before taxes increased $277,850 or 172% to $439,483 in 2015, compared to $161,633 in 2014. This is attributable to the increases in total revenues and the reduction in impairment of intangible assets, which occurred in 2014.  As a result, our net income increased to $187,854 in 2015 compared to $21,888 in 2014. The tax expense of $251,629 during 2015 was the result of tax on current year income.  This compared to a tax expense of $139,745 during 2014, which was also the result of tax on the respective year’s income.

Liquidity and capital resources. Until 2013, we incurred net losses for all annual periods since inception. We have typically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the sales and issuances of our common stock and other financing arrangements. We expect our revenues and earnings to increase in future periods, and we expect to reinvest these earnings in additional inventory and working capital to fund anticipated growth in our recurring revenue business.

As of December 31, 2015 we had total current assets of $3,060,695 and total assets of $17,971,048. Our total current liabilities as of December 31, 2015 were $7,954,017 and total liabilities were $15,520,839. Of our current assets, we had $570,623 in cash and equivalents as of December 31, 2015. We had restricted cash of $97,859 related to jackpot liabilities, which are restricted by regulatory guidelines and may not be used for operations. The corresponding jackpot liability of $106,671 has been recorded in current liabilities. The difference of $8,812 represents December’s outstanding client billing related to the player funded portion of the jackpot.

Our operating activities provided $3,281,087 in cash for the year ended December 31, 2015, compared to $3,224,973 for the year ended December 31, 2014. The primary components of our positive operating cash flow for the year ended December 31, 2015, were due to the increases in accounts payable and accrued expenses for tax planning items which occurred close to year-end. The growth in the deferred revenue account represents our continued overall revenue growth.

Additionally, investing activities used cash of $45,638 for the year ended December 31, 2015, compared to $111,716 for the year ended December 31, 2014. In both years, these amounts are primarily due to the acquisition of property and equipment.  In 2014, we also acquired intangible assets of $35,000.

Cash used in financing activities during the year ended December 31, 2015, was $3,213,732 compared to $2,977,932 for the year ended December 31, 2014.  In both years, these amounts relate to debt principal payments on the Prime Table Games asset acquisition.

We intend to fund our continuing operations through increased sales and ongoing operations. Additionally, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements.

In 2015, we granted 150,000 shares of restricted stock to our Chief Financial Officer, Gary A. Vecchiarelli at a fair value of $0.20 per share pursuant to this November 2015 employment agreement.  During 2015, we also appointed a new member to the Board of Directors and issued a total of 75,000 shares of restricted common stock at a value of $0.27. In 2014, we granted a small group of employees an aggregate of 255,000 shares of restricted common stock at a fair value of $0.40 per share.  Additionally, we granted 100,000 shares of restricted common stock to our Chief Financial Officer, Gary A. Vecchiarelli, at a fair value of $0.40 per share.  During 2014, we also appointed two new members to the Board of Directors and issued a total of 175,000 shares of restricted common stock at fair values of $0.28 and $0.47. We did not receive any proceeds from these grants. The grants have been recorded as share-based compensation expense and are included on the statement of operations.

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

Off balance sheet arrangements. As of December 31, 2015, there were no off balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Galaxy Gaming, Inc.

We have audited the accompanying balance sheets of Galaxy Gaming, Inc. as of December 31, 2015 and 2014 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. Galaxy Gaming, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2015 and 2014, the results of its operations, and its cash flows, for the year ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
March 30, 2016

GALAXY GAMING, INC.

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$570,623	$560,184
Restricted cash	97,859	107,913
Accounts receivables, net allowance for bad debts of $30,944 and $34,887	1,828,669	1,472,743
Prepaid expenses	106,338	80,440
Inventory	411,700	232,789
Note receivable - related party, current portion	—	383,298
Deferred tax asset	43,017	47,691
Other current assets	2,489	62,584
Total current assets	3,060,695	2,947,642
Property and equipment, net	298,877	382,098
Products leased and held for lease, net	134,485	125,665
Intangible assets, net	13,261,636	14,756,648
Goodwill	1,091,000	1,091,000
Deferred tax assets, net of current portion	82,562	143,614
Other assets, net	41,793	45,416
Total assets	$17,971,048	$19,492,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,421,848	$518,428
Accrued expenses	823,964	519,166
Income taxes payable	170,331	22,872
Deferred revenue	717,690	647,625
Jackpot liabilities	106,671	111,360
Capital lease obligations, current portion	59,196	66,273
Long-term debt, current portion	4,648,120	3,480,864
Deferred rent, current portion	6,197	—
Total current liabilities	7,954,017	5,366,588
Deferred rent	52,643	56,242
Capital lease obligations, net of current portion	78,008	137,204
Long-term debt, net of debt discount, net of current portion	7,436,171	12,056,467
Total liabilities	15,520,839	17,616,501
Commitments and Contingencies (See Note 12)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; 39,215,591 and 38,990,591 shares issued and outstanding at December 31, 2015 and 2014, respectively	39,216	38,991
Additional paid-in capital	2,963,841	2,844,488
Accumulated deficit	(792,446)	(980,300)
Accumulated other comprehensive income (loss)	239,598	(27,597)
Total stockholders’ equity	2,450,209	1,875,582
Total liabilities and stockholders’ equity	$17,971,048	$19,492,083

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenue:
Product leases and royalties	$10,915,410	$9,835,345
Product sales and service	36,260	9,763
Total revenue	10,951,670	9,845,108
Costs and expenses:
Costs of ancillary products and assembled components	95,930	80,525
Selling, general and administrative	7,133,681	5,537,165
Research and development	454,940	472,567
Depreciation	178,850	109,809
Amortization	1,495,012	1,561,631
Share-based compensation	119,677	323,759
Impairment of intangible assets	—	528,233
Total costs and expenses	9,478,090	8,613,689
Income from operations	1,473,580	1,231,419
Other income (expenses)
Interest income	13,337	23,478
Interest expense	(1,047,434)	(1,093,264)
Total other expense	(1,034,097)	(1,069,786)
Income before provision for income taxes	439,483	161,633
Provision for income taxes	(251,629)	(139,745)
Net income	$187,854	$21,888
Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—
Weighted average number of shares outstanding
Basic	39,066,415	38,513,084
Diluted	39,123,489	38,517,594

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014
Net income	$187,854	$21,888
Other comprehensive income:
Foreign currency translation adjustments, net of tax	267,195	250,012
Total comprehensive income	$455,049	$271,900

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Stock	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Equity
Beginning balance, January 1, 2014	38,310,591	$38,311	$2,330,676	$190,053	$(1,002,188)	$(277,609)	$1,279,243
Net income	—	—	—	—	21,888	—	21,888
Other comprehensive income	—	—	—	—	—	250,012	250,012
Share based compensation expense	—	—	323,759	—	—	—	323,759
Issuance of restricted stock	680,000	680	—	—	—	—	680
Expiration of previously issued warrants	—	—	190,053	(190,053)	—	—	—
Balance, December 31, 2014	38,990,591	38,991	2,844,488	—	(980,300)	(27,597)	1,875,582
Net income	—	—	—	—	187,854	—	187,854
Other comprehensive income	—	—	—	—	—	267,195	267,195
Share based compensation expense	—	—	119,353	—	—	—	119,353
Issuance of restricted stock	225,000	225	—	—	—	—	225
Balance, December 31, 2015	39,215,591	$39,216	$2,963,841	$—	$(792,446)	$239,598	$2,450,209

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income for the year	$187,854	$21,888
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	178,850	109,809
Amortization expense	1,495,012	1,561,631
Provision for bad debts	33,907	—
Inventory reserve	54,696	—
Amortization of debt discount	208,632	208,632
Provision for income taxes	251,629	139,745
Share-based compensation	119,677	323,759
Impairment of intangible assets	—	528,233
Changes in operating assets and liabilities:
Decrease in restricted cash	10,054	136,503
Increase in accounts receivable	(389,833)	(199,455)
Decrease (increase) in other current assets	60,095	(12,074)
Increase in inventory	(288,795)	(11,373)
Increase in prepaid expenses	(25,898)	(45,467)
Increase in other long-term assets	—	(41,794)
Increase in accounts payable	903,420	276,727
Increase in accrued expenses	304,798	198,209
Increase (decrease) in income taxes payable	109,015	(11,783)
Increase in deferred revenue	70,065	120,703
Decrease in jackpot liabilities	(4,689)	(135,162)
Increase in deferred rent	2,598	56,242
Net cash provided by operating activities	3,281,087	3,224,973
Cash flows from investing activities:
Acquisition of property and equipment	(45,638)	(76,716)
Acquisition of intangible assets	—	(35,000)
Net cash used in investing activities	(45,638)	(111,716)
Cash flows from financing activities:
Principal payments on capital leases	(66,273)	(40,223)
Principal payments on notes payable	(3,147,459)	(2,937,709)
Net cash used in financing activities	(3,213,732)	(2,977,932)
Effect of exchange rate changes on cash	(11,278)	(13,643)
Net increase in cash and cash equivalents	10,439	121,682
Cash and cash equivalents – beginning of year	560,184	438,502
Cash and cash equivalents – end of year	$570,623	$560,184
Supplemental cash flow information:
Cash paid for interest	$1,036,288	$880,947
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activities information
Assets acquired under capital leases	$—	$243,700
Assets acquired under note payable	$—	$86,634
Inventory transferred to leased assets	$55,188	$76,064
Offsetting of related party note receivable and note payable	$383,298	$—
Effect of exchange rate on note payable in foreign currency	$131,014	$396,083

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

Description of business. We are engaged in the business of designing, developing, manufacturing and/or acquiring proprietary casino table games and associated technology, platforms and systems for the global gaming industry. In 2011, we expanded our product line with the addition of fully automated table games, known as e-Tables and separately, we entered into agreements to license our content for use by internet gaming operators. In 2015, we began offering SpectrumVision, a security product which assists in the detection of illegal card markings normally invisible to the naked eye.  Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship gaming establishments and to internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Australia, Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 5,000 gaming tables located in about 600 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

We group our products into four product categories we classify as “Proprietary Table Games,” “Enhanced Table Systems,”  “e-Tables,” and “Ancillary Equipment.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

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

Ancillary Equipment.  In mid-2014, we entered into an exclusive licensing agreement with an independent inventor for worldwide rights to a proprietary technology which detects card markings.  With this technology, we developed SpectrumVision, one unit which can detect most known card markings normally invisible to the naked eye.  SpectrumVision will be available for a monthly lease fee or one-time purchase price.  We began shipping the first units in 2015.

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

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components to support our Enhanced Table Systems.  Units of SpectrumVision also reside in Inventory as finished goods, since we outsource the manufacturing of these units to a third party.  Inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 5.

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

In 2011, for $22,680,000 we acquired a large portfolio of intellectual property from a competitor that included patents, trademarks and a recurring revenue base in the United States and United Kingdom.  See Note 17.  The purchase price was allocated to various intangible assets including patents, client relationships, trademarks, non-compete agreement, goodwill and a debt discount.  For the year ended December 31, 2014, we determined several patents purchased as part of this transaction to be impaired and reduced the carrying value of the intangible asset to zero during 2014.  The total impairment charge recognized for these patents in 2014 was $528,233.  There were no impairment charges identified for the year ended December 31, 2015.

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

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. As of December 31, 2015 and 2014, we had the following client revenue concentrations:

	Location	2015 Revenue	2014 Revenue
Client A	North America	14.7%	15.2%
Client B	North America	6.7%	5.7%
Client C	United Kingdom	6.5%	7.7%
Client D	North America	5.7%	5.0%

The amounts in accounts receivable related to these significant clients at December 31, 2015 and 2014 were approximately $400,000 and $451,000, respectively.

We are also exposed to risks associated with expiration of our patents.  In 2015, domestic and international patents expired on two of our products, which account for approximately $5,745,000 or 53% of our revenue for the year ended December 31, 2015.

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

Income taxes. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tafx provision or benefit. As of December 31, 2015 and 2014, we did not record a valuation allowance.

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

Recently adopted accounting standards

Discontinued Operations.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements.  The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods thereafter.  The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

Debt Issuance Costs.  In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs.  ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, which amended Subtopic 835-30 for the presentation and subsequent measurement of issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is required to be applied retrospectively to all periods presented.  Early adoption is permitted for financial statements that have not been previously issued.  This guidance did not have a material effect on our financial condition, results of operations or cash flows.

Business Combinations.  In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination.  It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The effect of adopting this guidance in 2015 did not have a material effect on our financial condition, results of operations or cash flows.

New accounting standards not yet adopted

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which is a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance, including industry-specific guidance.  Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  Early adoption of the standard is permitted but not before the original effective date of December 15, 2016.  The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption.  We are currently evaluating the impact of adopting this guidance.

Inventory.  In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU.  Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated.  The ASU defines net realizable value as the estimated selling process in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted.  The prospective adoption of the ASU is required.  We are currently evaluating the impact of adopting this guidance.

Deferred Taxes.  In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet.  Instead, all deferred tax assets and liabilities will be required to be presented as non-current.  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The amendments in this guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with earlier application permitted for financial statements that have not been issued.  This ASU is not expected to have a material impact on our financial statements.

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The adoption of this guidance is expected to result in a significant portion of our operating leases being recognized on our Balance Sheets.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with earlier adoption permitted.  We are currently evaluating the impact of adopting this guidance.

NOTE 3. NOTE RECEIVABLE – RELATED PARTY

The note receivable at December 31, 2015 and 2014, was as follows:

	2015	2014
Note receivable	$—	$383,298
Less: current portion	—	(383,298)
Total long-term note receivable	$—	$—

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

Interest income associated with this note receivable was $13,445 and $21,772 for the years ended December 31, 2015 and 2014, respectively.  At December 31, 2015 and 2014, there was an interest receivable balance of $0 and $40,573 which is included in other current assets.

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

NOTE 4. PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Regulatory compliance expenses	$39,097	$—
IT system	19,041	9,304
Insurance	13,408	16,612
Dues & subscriptions	10,859	14,562
Professional services	7,792	21,863
Travel	7,780	8,587
Trade show expense	6,000	7,000
Rent	1,989	1,989
Other prepaid expenses	372	523
Total prepaid expenses	$106,338	$80,440

NOTE 5. INVENTORY

Inventory consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Raw materials and component parts	$231,709	$111,247
Finished goods	170,528	96,254
Work-in-process	39,463	69,464
Subtotal	441,700	276,965
Less: inventory reserve	(30,000)	(44,176)
Total inventory	$411,700	$232,789

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Furniture and fixtures	$211,411	$197,751
Leasehold improvements	156,843	150,000
Vehicles	94,087	86,364
Computer equipment	89,203	84,186
Office equipment	29,140	17,403
	580,684	535,704
Less: accumulated depreciation	(281,807)	(153,606)
Property and equipment, net	$298,877	$382,098

Included in depreciation expense was $128,859 and $69,904 related to property and equipment for the years ended December 31, 2015 and 2014, respectively.

Property and equipment includes $250,813 of leasehold improvements, furniture and fixtures under capital leases as of December 31, 2015.  Accumulated depreciation of assets acquired under capital leases totaled $104,909 at December 31, 2015.

NOTE 7. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at December 31, 2015 and 2014:

	2015	2014
Enhanced table systems	$288,683	$233,496
Less: accumulated depreciation	(154,198)	(107,831)
Products leased and held for lease, net	$134,485	$125,665

Included in depreciation expense was $46,367 and $36,282 related to products leased and held for lease for the years ended December 31, 2015 and 2014, respectively.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
License agreements	35,000	35,000
	20,450,967	20,450,967
Less: accumulated amortization	(7,189,331)	(5,694,319)
Intangible assets, net	$13,261,636	$14,756,648

Included in amortization expense was $1,495,012 and $1,561,631 related to the above intangible assets for the years ended December 31, 2015 and 2014, respectively.

In 2014, we recognized an impairment charge of $528,233 relating to patents purchased in 2011 from PTG.  We determined these patents to be adversely limiting in scope and nature and have a carrying value in excess of their fair value.  As of December 2014, we abandoned our maintenance of the patents and reduced the carrying value to zero.

NOTE 9. ACCRUED EXPENSES

Accrued expenses, consisted of the following at December 31, 2015 and 2014:

	2015	2014
Royalties	$259,193	$59,715
Professional fees	154,888	60,779
TableMAX reimbursement	136,785	72,636
Salaries & payroll taxes	95,115	70,262
Trade show expenses	78,549	41,666
Vacation	62,546	58,642
Commissions	22,056	148,902
Accrued interest	14,832	3,686
Other accrued expenses	—	2,878
Total accrued expenses	$823,964	$519,166

NOTE 10. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at December 31, 2015 and 2014:

	2015	2014
Capital lease obligation – leasehold improvements	$107,365	$135,171
Capital lease obligation – office furniture	29,839	68,306
	137,204	203,477
Less: Current portion	(59,196)	(66,273)
Capital lease obligations	$78,008	$137,204

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

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada.  Annual requirements for capital leases obligations are as follows:

December 31,	Total
2016	$65,615
2017	34,545
2018	34,545
2019	14,393
2020	—
Total minimum lease payments	$149,098
Less: amount representing interest	(11,894)
Present value of net minimum lease payments	$137,204

NOTE 11. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2015 and 2014:

	2015	2014
PTG notes payable, net of discount	$10,934,544	$14,385,643
Carpathia Associates note payable (related party)	579,083	1,065,324
Robert Saucier note payable (related party)	500,000	—
Vehicles, notes payable	70,664	86,364
	12,084,291	15,537,331
Less: current portion	(4,648,120)	(3,480,864)
Total long-term debt	$7,436,171	$12,056,467

The Carpathia note payable is a related party note as a result of the asset purchase agreement with GGLLC.  The note payable originally required monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there was a balloon payment due of $1,003,000.  The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014. See Note 12 for further details regarding the litigation.  On August 10, 2015, our Board of Directors approved an agreement of offset between the Company and Carpathia which amends the terms of the note receivable and note payable previously entered into.  See Note 3 for further details regarding the offset.

On October 26, 2015, we entered into a note payable with Mr. Saucier our CEO.  We agreed to repay a loan of $500,000 made by Mr. Saucier to the Company.  Under the terms of the note payable, $590,000 shall be due on or before October 26, 2016, unless we pay Mr. Saucier $535,000 on or before April 26, 2016, in which case we will have fulfilled all of our obligations under the note.  The note payable is unsecured.

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

The notes are collateralized by the all of the assets acquired from Prime Table Games LLC and Prime Table Games UK.

Maturities of our notes payable as of December 31, 2015 are as follows:

Maturities as of:	Total
2016	$4,648,120
2017	4,370,645
2018	3,689,905
2019	18,934
2020	—
Total long term debt	$12,727,604
Less: debt discount	(643,313)
Long-term debt, net of debt discount	$12,084,291

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

The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2016 through 2020 and are based upon our current operating leases:

Twelve Months Ended December 31,	Annual Obligation (Estimate)
2016	222,678
2017	231,420
2018	240,156
2019	125,064
2020	—
Total Estimated Lease Obligations	$819,318

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

In August 2013, GGCA and our CEO filed a motion for writ of mandate with the Sacramento County Superior Court, asking the Court for a judicial review of the California Commission’s ruling. A hearing on the motion has been scheduled for July 2016. There can be no assurances that the judicial review will be successful or that our CEO will be found suitable. Subsequently, in September 2013, we were notified that until this matter is resolved, we were not permitted to conduct business with tribal casinos in California.

In July 2014, we filed an application with the California Bureau of Gambling Control for a finding of suitability.  That application is in process.

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

In Bet litigation.  In November 2014, we filed a complaint for patent infringement against In Bet Gaming, Inc. and In Bet, LLC, alleging that their “In-Between” side bet game infringes on one or more of our patents.  The litigation is currently pending.

Red Card Gaming & AGS litigation.  In September 2012, we executed an asset purchase agreement (“APA”) with Red Card Gaming, Inc. (“RCG”), for the purchase of all the rights, title and interest in and for the game known as High Card Flush and all associated intellectual property.  The APA included customary non-compete, non-disparagement and right of first refusal provisions.  In 2014, AGS, LLC (“AGS”) purchased RCG’s rights in the APA and became the assignee of the APA.  In September 2014 we notified RCG of their material breach of the APA and discontinued contingent consideration payments.  In November 2014, RCG and AGS attempted to terminate the APA and in December 2014, began selling their own High Card Flush game and filed a complaint against us alleging fraud, breach of contract and trademark infringement, among other allegations.  We filed counterclaims against RCG and AGS alleging, among other things, fraud on the trademark office and in the marketplace, misappropriation of our trade secrets, breach of contract, infringement of our trademark and interference with customer relationships.

In February 2016, we received notice the arbitration panel (the “Panel”) issued an interim award (the “Interim Award”) which resulted in, among other things, our retention of all rights and privileges in the ownership of the product and trademark High Card Flush and an injunction prohibiting AGS and RCG from selling the High Card Flush game and using the trademark.  Additional briefing on the matter, relating to questions about the amount of attorneys’ fees to be awarded to Galaxy, has been requested from the Panel.  After reviewing the briefs, the Panel will either rule on the briefs or will schedule oral argument.  Based on the Interim Award, we believe the final award to be issued by the Panel will not contain a material adverse effect to us.

Uncertain tax positions.  As further discussed in Note 15, we have adopted the provision of ASC 740.  We had $67,873 of uncertain tax position as of December 31, 2015.  Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

NOTE 13. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of December 31, 2015.

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

In April 2015, Bryan Waters, one of our Directors, was granted 75,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $22,500, which was determined using our closing stock price at April 1, 2015, the date of the grant. The restricted stock grant vested immediately.

In November 2015, Gary Vecchiarelli, our CFO, was granted 150,000 shares of our restricted common stock as condition of his Employment Agreement.  The fair market value of the grant was $30,000, which was determined using our closing stock price at November 14, 2015, the date of the grant. The restricted stock will vest at six-month intervals through December 31, 2018.

There were 39,215,591 common shares and no preferred shares issued and outstanding at December 31, 2015.

NOTE 14. RELATED PARTY TRANSACTIONS

Through April 2014, we leased our prior offices located on O’Bannon Drive in Las Vegas from the Saucier Business Trust, an entity that is related to our CEO.  The lease was entered into effective September 1, 2010 for a period of two years requiring a monthly rental payment of $10,360. Our lease expired at the end of August 2012 and then converted to a term of month-to-month. Total payments made were $0 and $37,296 in 2015 and 2014, respectively.

On December 31, 2007, as a part of our acquisition of assets from GGLLC, an entity formerly controlled by our CEO, we acquired a note receivable from Abyss Group, LLC (“Abyss”), an entity that was formerly related to the wife of our CEO.  Subsequently, Abyss assigned the note to Carpathia Associates, LLC (“Carpathia”), an entity controlled by our CEO.  The note receivable was a ten-year unsecured note with a 6% fixed interest rate, monthly principal and interest payment of $6,598 with the unpaid principal and interest due in February 2017.  The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest was to be due August 2015.

As part of the acquisition of assets from GGLLC in 2007, we entered into a note payable to GGLLC.  Subsequently, GGLLC assigned the note payable to Carpathia. The note payable originally required monthly principal and interest payments of $9,159 at a fixed interest rate of 7.3% through February 2017, at which time a balloon payment of $1,003,000 would be due.  The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014.  See Note 12 for further details regarding the settlement with Bank of America.

On August 10, 2015, our Board of Directors approved an agreement of offset (the “Offset Agreement”) between the Company and Carpathia.  The Offset Agreement amended the terms of a note receivable and note payable previously entered into between the parties which offsets the note receivable and note payable between the two parties.  The effective result is that the balloon payment of $437,313, due in August 2015 under the original terms of the note receivable from Carpathia, will be applied to the outstanding note payable due to Carpathia.  The Board believes that the Company benefits from the arrangement as the Offset Agreement extends the note payable’s balloon payment from February 2017 to December 2018.  The balloon payment due in December 2018 will be $354,480.

The balance of the note receivable from Carpathia was $0 and$383,298 at December 31, 2015 and 2014, respectively. Interest income associated with this note receivable was $13,443 and $21,772 for December 31, 2015 and 2014, respectively.

The balance of the note payable to Carpathia was $579,083 and $1,065,324 at December 31, 2015 and 2014, respectively.  Interest expense associated with this note payable was $60,985 and $80,054 for December 31, 2015 and 2014, respectively.

On October 26, 2015 we entered into a Promissory Note (the “Saucier Note”) with Robert Saucier, Chief Executive Officer, pursuant to which the Company has agreed to repay a loan of $500,000 made by Mr. Saucier to the Company.  Under the terms of the Saucier Note, $590,000 shall be due on or before one year from the Effective Date, unless we pay Mr. Saucier $535,000 on or before six months from the Effective Date, in which case we will have fulfilled all of our obligations under the Note.

NOTE 15. INCOME TAXES

The components of the provision (benefit) consist of the following at December 31, 2015 and 2014:

	2015	2014
Current:
Federal	$142,482	$6,430
State	12,277	3,305
Total current	$154,759	$9,735
Deferred:
Federal	98,822	350,338
State	(1,952)	1,115
Change in valuation allowance	—	(221,443)
Total deferred	$96,870	$130,010
Provision (benefit) for income taxes	$251,629	$139,745

The income tax provision (benefit) differs from that computed at the federal statutory corporate income tax rate as follows for years ended December 31, 2015 and 2014:

	2015	2014
Tax provision/(benefit) computed at the federal statutory rate	$155,841	$68,787
State income tax (provision), net of federal benefit	6,112	3,067
Permanent items	93,300	95,916
Credits	(72,050)	(83,978)
True ups and rounding	553	206,719
Change in valuation allowance	—	(221,443)
Uncertain tax positions	67,873	70,677
Income tax provision (benefit)	$251,629	$139,745

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2015 and 2014:

	2015	2014
Deferred Tax Assets:
Current deferred tax assets	$43,017	$48,000
Intangible assets	185,000	96,000
Unrealized foreign currency translation	39,000	8,000
Research & development credits	110,000	205,000
Other	78,562	50,035
Total deferred tax assets	455,579	407,035

Deferred Tax Liabilities:
Basis difference in fixed assets	(194,000)	(148,000)
Uncertain tax positions	(136,000)	(68,000)
Total deferred tax liabilities	(330,000)	(216,000)

Gross deferred tax asset (liability)	125,579	191,035
Less: valuation allowance	—	—
Net deferred tax assets	$125,579	$191,035

In accordance with ASC Topic 740, we analyzed our valuation allowance at December 31, 2015 and determined that, based upon available evidence, it is more likely than not that certain of its deferred tax assets will be realized and, as such, has removed any valuation allowance against certain deferred tax assets.  We anticipate utilization of both our foreign tax credits and research credit carryforwards.

As of December 31, 2015, we expect to use all of our foreign tax credits of $26,173.  The foreign tax credits will be used to offset federal income tax owed in 2015.

NOTE 16. STOCK OPTIONS AND WARRANTS

Warrant activity. We have accounted for warrants as equity instruments in accordance with Emerging Issues Task Force (“EITF”) 00-19 (ASC 815-40) Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, they will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in EITF 01-06 (ASC 815-40) The Meaning of Indexed to a Company’s Own Stock . In prior years, we estimated the fair value of the warrants using the Black-Scholes option pricing model based on assumptions at the time of issuance.

A summary of warrant activity is as follows:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding - January 1, 2014	616,667	$0.56
Issued	—	—
Exercised	—	—
Expired	(616,667)	0.56
Outstanding - December 31, 2014	—	—
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding - December 31, 2015	—	$—
Exercisable - December 31, 2015	—	$—

Stock options. For the years ended December 31, 2015 and 2014, we issued 675,000 and 289,583 stock options, respectively. Stock options issued to members of our Board of Directors were 275,000 and 158,333 or the years ended December 31, 2015 and 2014, respectively.   The stock options granted in 2015 were calculated to have a fair value of $76,227 using the Black-Scholes option pricing model with the following assumptions:

Options issued year ended December 31, 2015
Dividend yield	0%
Expected volatility	84% - 85%
Risk free interest rate	1.18% - 1.81%
Expected life (years)	5

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding - January 1, 2014	100,000	$0.25
Issued	281,250	0.41
Exercised	—	—
Expired	—	—
Outstanding - December 31, 2014	381,250	0.36
Issued	675,000	0.23
Exercised	—	—
Expired	—	—
Outstanding - December 31, 2015	1,056,250	$0.28
Exercisable - December 31, 2015	225,000	$0.18

Share-based compensation.  The cost of all stock options and stock grants issued have been classified as share-based compensation on the statement of operations for the years ended December 31, 2015 and 2014.  Total share-based compensation was $119,677 and $323,759 for the years ended December 31, 2015 and 2014, respectively.

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

Included in accrued expenses was $136,785 and $72,636, which represents reimbursement due to TMAX for the years ended December 31, 2015 and 2014, respectively.

NOTE 18. SUBSEQUENT EVENTS

Red Card Gaming & AGS Litigation.  In February 2016, we received notice the arbitration panel issued an interim award which results in retention of all rights and privileges in the ownership of the product and trademark High Card Flush.  Please refer to Note 12 Commitments and Contingencies for detailed information.

In accordance with ASC 855-10, we have analyzed our operations subsequent to December 31, 2015 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the event discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal years ending December 31, 2015 and 2014.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held	Years in Position/Date of Appointment or Commencement
Robert B. Saucier	61	CEO, President and Chairman of the Board	18 years/October 7, 1997
Gary A. Vecchiarelli	38	CFO, Secretary and Treasurer	4 years/July 1, 2012
Norm DesRosiers	66	Director	2 years/March 1, 2014
William A. Zender	60	Director	2 years/May 1, 2014
Bryan W. Waters	53	Director	1 years/April 1, 2015

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

Gary A. Vecchiarelli is our Chief Financial Officer, Corporate Treasurer and Secretary. Mr. Vecchiarelli has over fifteen years of professional experience in accounting and finance. Most of Mr. Vecchiarelli’s career has been in public accounting with two national accounting firms. Early in his career, Mr. Vecchiarelli worked with Crawford, Pimentel & Co., Inc, a regional firm based in San Jose, CA, and national firm McGladrey & Pullen, LLP from 2003 to 2008. From 2008 to 2011, Mr. Vecchiarelli joined BDO USA, LLP (“BDO”), where he played a key role in helping to open and establish the firm’s Las Vegas audit practice. Mr. Vecchiarelli has significant experience working with complex accounting issues including mergers & acquisitions, revenue recognition, SEC financial reporting and Sarbanes-Oxley compliance. During his tenure with BDO, Mr. Vecchiarelli’s clientele included gaming manufacturers Aruze Gaming America, Inc., FortuNet, Inc. and one of the world’s largest timeshare companies - Diamond Resorts International. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants, Financial Executives International and Institute of Management Accountants. He has been a two-term President of the Las Vegas Chapter of the Institute of Management Accountants and served on its Board of Directors 2008-2015. Currently, Mr. Vecchiarelli serves on the Board of Directors of Financial Executives International, Las Vegas Chapter and is the President elect for the 2016-2017 term.  Mr. Vecchiarelli maintains an active CPA license in the states of California and Nevada. In March 2014, Mr. Vecchiarelli was named to the Las Vegas “40 under 40” class of 2014 by VEGAS Inc., a Greenspun Media Group publication.

Norm DesRosiers is a Director. A veteran of the U.S. Army, Mr. DesRosiers earned a Bachelor’s Degree in Law and Justice from Central Washington State University in 1975. For the period of 1970 to 1979, Mr. DesRosiers became a Law Enforcement Sergeant with the Lynnwood, WA Police Department. For the period of 1980 to 1992, Mr. DesRosiers held several positions with Boeing Commercial Aircraft Company. During that period, he also spent several years operating his own private investigation firm. In 1993, Mr. DesRosiers joined the Fort McDowell Gaming Commission in Arizona, enforcing gaming regulatory compliance. In 1994, he joined the San Carlos Apache Tribal Gaming Commission in Arizona as Executive Director, during which time his organization was recognized as a model regulatory agency. In 1998, Mr. DesRosiers became a Commissioner with Viejas Gaming Commission in California, where he wrote ordinances and gaming commission regulations. In 2007, he was appointed by the U.S. Secretary of the Interior to serve as one of a three member commission for the National Indian Gaming Commission (NIGC) located in Washington D.C.. Most recently in 2010, Mr. DesRosiers joined the San Manuel Tribal Gaming Commission in California as Executive Director, and was appointed as Commissioner seven months later. His credentials include serving on the Federal Advisory Committee to the National Indian Gaming Commission for the Development of Environmental, Health and Safety Regulations for Tribal Gaming facilities (2001). He also has written the first technical standards for gaming devices to be adopted in the State of California and has published numerous articles on tribal gaming regulatory subjects. Among other qualifications, Mr. DesRosiers brings to the Board extensive gaming industry experience from industry regulatory organizations.

William A. Zender is a Director.  A graduate of the University of Nevada at Las Vegas, Mr. Zender earned a Bachelor’s Degree in Hotel Administration in 1976 and a Master’s Degree in Business from the University of Phoenix in 2004.  For the period of 1979 to 1981, Mr. Zender became an Enforcement Agent with the Nevada Gaming Control Board.  In 1982, Mr. Zender performed various consulting services and continued such consulting through various times during his career. In 1988, Mr. Zender became the Asian Games Manager at the famous Desert Inn Casino in Las Vegas until 1989 when he became the Casino Manager for the Maxim Hotel and Casino, also in Las Vegas.  In 1991, Mr. Zender was the Games Manager at Artichoke Joe’s Casino in San Bruno, California.  Mr. Zender was the Vice President and Owner of the Aladdin Hotel and Casino from 1992 to 1997.  In 2005, Mr. Zender became Consultant and Owner of Last Result Consulting until 2007 at which time he began performing consulting services full time through Bill Zender and Associates, LLC.  His credentials include authoring seven books on gambling and gaming management and is currently a monthly contributor to Casino Enterprise Management Magazine.  Mr. Zender was awarded the “Lifetime Achievement Award” at the 2014 World Game Protection Conference for his invaluable contributions and generous dedication to the casino industry.  Mr. Zender brings to the Board extensive table game industry experience.

Bryan W. Waters was appointed as a Director, effective April 1, 2015.  A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous positions, including President of the Southern Nevada region.  In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc. (dba “SuperPawn”) a specialty finance lender with both brick-and-mortar and internet retailing operations with gross revenues in excess of $70 million.  Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company to Cash America International, Inc. a NYSE listed company.  Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer, and was responsible for a privately held $2.3 billion 17 branch bank, which is now part of U.S. Bank.  In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy debt in the country.  At the time of its successful sale in 2011, B-Line owned and serviced in excess of $300 million in assets.  In 2012, Mr. Waters founded Magnolia Lane Partners, LLC, which is comprised of former executives of B-Line which is an advisory and asset management firm focused primarily in the accounts receivable management industry with a specific focus on purchasing consumer receivables in bankruptcy.  Also in 2012, Mr. Waters joined the Board of CBV Collection Services, LTD (“CBV”), a private equity and management owned company which is one of the largest independent outsourcing, collection services and debt buying organization in Canada.  In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and continues to serve in that role at present. Mr. Waters is a tenured senior executive and brings to the Board significant experience in finance, commercial banking, capital raising, financial turnaround, strategic and tactical planning and new company start-ups.

Our bylaws authorize no fewer than one and no more than thirteen directors. We currently have four directors.

Term of office. Our directors are generaly appointed for a one-year term. Our officers are appointed by our Board and hold office until removed by the Board.

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

Corporate Governance committee.  At a meeting of the Board of Directors on July 8, 2014, the Board approved the creation of a Corporate Governance Committee.  As of the date of this Report, the Board had not finalized the Corporate Governance Committee Charter.

As of the date of this Report, the members of the Corporate Governance Committee were Mr. DesRosiers (Chairman), Mr. Zender and Mr. Waters.

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

Code of Ethics. As of December 31, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) beneficial ownership reporting compliance.  Section 16(a) of the Exchange Act required our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, there were no reports required by Section 16(a) of the Exchange Act during fiscal year ended December 2015 which were not timely filed.

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

On November 14, 2015, we entered into a new employment agreement with Gary A. Vecchiarelli, our CFO.  The effective date of Mr. Vecchiarelli’s employment agreement was July 1, 2015 and has a term extending through December 31, 2018.  Under the terms of the employment agreement, Mr. Vecchiarelli will be paid an annual base salary of $180,000.  Additionally, Mr. Vecchiarelli will be eligible for bonus compensation up to 50% of his base salary, but not less than 10%.  Mr. Vecchiarelli has the right to elect to use up to 50% of his annual bonus to purchase shares of our common stock at a 50% discount to the then-current market price of the stock, calculated as an average of the previous 10 trading days’ closing price.  Mr. Vecchiarelli also received a grant of 150,000 shares of restricted stock which vests 25,000 shares every 6 months beginning June 30, 2016 through the term of his employment agreement.  We also granted Mr. Vecchiarelli 150,000 options to purchase our common stock with the strike price of the options based on the closing price of our common stock on the date the employment agreement was executed, $0.20.  Mr. Vecchiarelli also receives standard health and other benefits in accordance with our employment policies.  In December 2015, Mr. Vecchiarelli received a bonus of $18,000.  On February 28, 2016, he elected to use $9,000 of his bonus to purchase 100,000 shares of our common stock at $0.09 per share, representing a 50% discount to market, calculated as an average of the previous 10 trading days’ closing price.

Summary compensation table. The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($) (1)	Total ($)
Robert Saucier, CEO Chief Executive Officer	2015 2014	$200,000 $133,333	— —	— —	— —	— —	— —	$24,800 $17,256	$224,800 $150,589
Gary A. Vecchiarelli (2) Chief Financial Officer	2015 2014	$165,000 $150,000	$9,000 —	$22,000 $40,000	$3,608 $5,805	— —	— —	$16,500 $15,000	$216,108 $210,805
(1)

For our executives, all other compensation includes standard benefits such as health premiums and contributions to a deferred contribution plan (“401k”).  Mr. Saucier’s amount includes approximately $4,800 for an auto allowance.

(2)

The dollar amounts of Mr. Vecchiarelli’s option awards are the vested grant date fair value of the option awards. Please refer to Note 16 to our audited financial statements, included in this Report, for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options. As it relates to Mr. Vecchiarelli’s 2012 Employment Agreement, his options vested 33% on his first anniversary (July 2, 2013) and in equal monthly installments for the remaining 24 months.  As it relates to Mr. Vecchiarelli’s 2015 Employment Agreement, his options vest in 6 equal installments semi-annually on June 30 and December 31, beginning June 30, 2016 through December 31, 2018.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert B. Saucier, CEO	—	—	—	—	—	—	—	—	—
Gary A. Vecchiarelli, CFO	100,000 —	— 150,000	— —	$0.25 $0.20	7/1/2017 12/31/2018	— 150,000	— $30,000	— —	— —

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Robert B. Saucier (1)	$—	—	—	—	—	—	$—
Norm DesRosiers (2)	$27,500	—	$16,041	—	—	—	$43,541
William A. Zender (3)	$27,500	—	$16,041	—	—	—	$43,541
Bryan Waters (4)	$20,000	$20,250	$11,064	—	—	—	$51,314
(1)	Robert Saucier did not receive any cash compensation from us for his service as a member of the Board. His compensation is set forth in the Summary Compensation Table above.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 39,315,591 shares outstanding as of March 30, 2016, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days, whose percentages are based upon the sum of shares outstanding as of March 30, 2016 plus the number of shares subject to stock options and warrants that ware presently exercisable or exercisable within 60 days held by them, or which may be converted into Common Stock as indicated in the following notes.

Name of beneficial owner	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (1)	23,666,667	59.39%
Gary A. Vecchiarelli, Chief Financial Officer(2)	518,710	1.31%
Norm DesRosiers, Director(3)	283,333	0.72%
William A. Zender, Director(4)	250,000	0.63%
Bryan Waters, Director(5)	150,000	0.38%
Total of All Directors and Executive Officers (5 persons):	24,868,710	62.43%
More Than 5% beneficial owners:	None.
(1)

Mr. Saucier is the Manager of Triangulum Partners, LLC. In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.  Mr. Saucier owns no shares directly.  Duplicate entried have been omitted.

(2)	Mr. Vecchiarelli holds 100,000 options which are either exercisable at March 30, 2016 or exercisable within 60 days.
(3)	Mr. DesRosiers holds 183,333 options which are either exercisable at March 30, 2016 or exercisable within 60 days.
(4)	Mr. Zender holds 175,000 options which are either exercisable at March 30, 2016 or exercisable within 60 days.
(5)	Mr. Waters holds 75,000 options which are either exercisable at March 30, 2016 or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1)	Through April 2014, we leased our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to the wife of our CEO.
(2)	Through August 2015, we had a note receivable from a party related to our CEO.
(3)	We have a payable to a party related to our CEO.

Please see Item 8 Related Party Footnote, for more details regarding the aforementioned related party transactions.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2015	2014
Audit fees	$59,957	$39,600
Audit-related fees	—	4,300
Tax fees	—	—
Total fees	$59,957	$43,900

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party) (2)
10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party) (2)
10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc. (3)
10.4	Asset Purchase Agreement with Prime Table Games, LLC (4)
10.5	Prime Table Games Promissory Note and Security Agreement - US (4)
10.6	Prime Table Games Promissory Note and Security Agreement - UK (4)
10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer (5)
10.8	Board of Directors Service Agreement with Norm DesRosiers, Director (6)
10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive (7)
10.10	Board of Directors Service Agreement with William A. Zender, Director (8)
10.11	Board of Directors Service Agreement with Bryan W. Waters, Director(9)
10.12	Promissory Note with Robert Saucier, Chief Executive Officer(10)
10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer(11)
23.1	Consent of KLJ & Associates, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financials in XBRL format
(1)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 13, 2009
(2)	Incorporated by reference to the Form 10k, filed by the Company with the Securities and Exchange Commission on April 1, 2013
(3)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 24, 2011
(4)	Incorporated by reference, to the Form 8k, filed by the Company with the Securities and Exchange Commission on October 11, 2011
(5)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on July 6, 2012
(6)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 3, 2014
(7)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on February 27, 2014
(8)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on April 2, 2014
(9)	Incorporated by reference to the Form 10k, filed by the Company with the Securities and Exchange Commission on March 31, 2015
(10)	Incorporated by reference to the Form 8k, filed by the Company with the Securities and Exchange Commission on October 29, 2015
(11)	Incorporated by reference to the Form 10q, filed by the Company with the Securities and Exchange Commission on November 16, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 30, 2016

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer

Date:	March 30, 2016

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. SAUCIER	Chief Executive Officer (Principal Executive Officer),	March 30, 2016
Robert B. Saucier	Chairman of the Board of Directors

/s/ GARY A. VECCHIARELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Gary A. Vecchiarelli

/s/ NORM DESROSIERS	Director	March 30, 2016
Norm DesRosiers

/s/ WILLIAM A. ZENDER	Director	March 30, 2016
William A. Zender

/s/ BRYAN WATERS	Director	March 30, 2016
Bryan Waters