Form 10-Q
period 2016-03-31
Galaxy Gaming, Inc.
filed 2016-05-16
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,315,591 common shares as of May 16, 2016.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

1	Condensed Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited)
2	Condensed Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited)
3	Condensed Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited)
4	Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)
5-16	Notes to Financial Statements (unaudited)

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$1,077,985	$570,623
Restricted cash	46,815	97,859
Accounts receivables, net allowance for bad debts of $31,000 and $30,944	1,750,430	1,828,669
Prepaid expenses	56,177	106,338
Inventories, net	456,385	411,700
Deferred tax asset	10,477	43,017
Other current assets	—	2,489
Total current assets	3,398,269	3,060,695
Property and equipment, net	278,012	298,877
Products leased and held for lease, net	133,275	134,485
Intangible assets, net	12,889,324	13,261,636
Goodwill	1,091,000	1,091,000
Deferred tax assets, net of current portion	—	82,562
Other assets, net	41,793	41,793
Total assets	$17,831,673	$17,971,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,310,608	$1,421,848
Accrued expenses	880,018	823,964
Income taxes payable	305,123	170,331
Deferred revenue	813,983	717,690
Jackpot liabilities	84,201	106,671
Capital lease obligations, current portion	49,366	59,196
Long-term debt, current portion	4,565,293	4,648,120
Deferred rent, current portion	8,382	6,197
Total current liabilities	8,016,974	7,954,017
Deferred rent, net of current portion	50,001	52,643
Capital lease obligations, net of current portion	70,397	78,008
Long-term debt, net of debt discount, net of current portion	6,824,638	7,436,171
Total liabilities	14,962,010	15,520,839
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 39,315,591 and 39,215,591 shares issued and outstanding	39,316	39,216
Additional paid-in capital	2,984,312	2,963,841
Accumulated deficit	(413,079)	(792,446)
Accumulated other comprehensive income	259,114	239,598
Total stockholders’ equity	2,869,663	2,450,209
Total liabilities and stockholders’ equity	$17,831,673	$17,971,048

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED March 31,
	2016	2015
Revenue:
Product leases and royalties	$2,981,820	$2,578,310
Product sales and service	2,279	5,783
Total revenue	2,984,099	2,584,093
Costs and expenses:
Cost of ancillary products and assembled components	21,640	23,289
Selling, general and administrative	1,652,303	1,579,073
Research and development	79,342	152,987
Depreciation	43,662	41,293
Amortization	372,312	378,073
Share-based compensation	20,471	18,870
Total costs and expenses	2,189,730	2,193,585
Income from operations	794,369	390,508
Other income (expense):
Interest income	56	5,885
Interest expense	(258,195)	(279,939)
Total other expense	(258,139)	(274,054)
Income before provision for income taxes	536,230	116,454
Provision for income taxes	(156,863)	(53,595)
Net income	$379,367	$62,859
Basic income per share	$0.01	$0.00
Diluted income per share	$0.01	$0.00
Weighted average shares outstanding:
Basic	39,351,147	38,990,591
Diluted	39,455,591	39,015,591

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE THREE MONTHS ENDED March 31,
	2016	2015
Net income	$379,367	$62,859
Other comprehensive income:
Foreign currency translation adjustments, net of tax	19,516	180,749
Total comprehensive income	$398,883	$243,608

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED March 31,
	2016	2015
Cash flows from operating activities:
Net income for the period	$379,367	$62,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	43,662	41,293
Amortization expense	372,312	378,073
Amortization of debt discount	52,158	52,158
Deferred income tax provision	156,863	53,595
Share-based compensation	20,471	18,870
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	51,044	(7,839)
Decrease in accounts receivable	76,900	13,125
Decrease (increase) in other current assets	2,489	(6,155)
(Increase) decrease in inventory	(54,958)	3,487
Decrease (increase) in prepaid expenses	50,161	(6,171)
(Decrease) increase in accounts payable	(111,065)	8,491
Increase in income taxes payable	134,792	—
Increase (decrease) in accrued expenses	56,598	(56,799)
Increase in deferred revenue	96,293	3,279
(Decrease) increase in jackpot liabilities	(22,470)	14,988
(Decrease) increase in deferred rent	(457)	1,758
Net cash provided by operating activities	1,304,160	575,012
Cash flows from investing activities:
Acquisition of property and equipment	(11,314)	(7,895)
Net cash used in investing activities	(11,314)	(7,895)
Cash flows from financing activities:
Principal payments on capital leases	(17,441)	(16,085)
Principal payments on notes payable	(766,081)	(841,203)
Net cash used in financing activities	(783,522)	(857,288)
Effect of exchange rate changes on cash	(1,962)	(9,380)
Net increase (decrease) in cash and cash equivalents	507,362	(299,551)
Cash and cash equivalents – beginning of period	570,623	560,184
Cash and cash equivalents – end of period	$1,077,985	$260,633
Supplemental cash flow information:
Cash paid for interest	$185,718	$279,939
Inventory transferred to leased assets	$10,273	$—
Cash paid for income taxes	$5,000	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	$19,663	$288,601

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

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship and internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 5,000 gaming tables located in over 600 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

Ancillary equipment.  In 2014, we entered into an exclusive license for the worldwide rights to a patented technology that detects invisible card markings.  With this technology, we developed SpectrumVision, which uses highly specialized and customized optics to see markings on playing cards that would otherwise be invisible or undetectable to the naked eye and surveillance cameras.  SpectrumVision will be leased for a monthly fee or outright sale.  Units sold may have a service contract issued in conjunction with the sale.

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

Basis of presentation. The accompanying unaudited interim condensed financial statements include the accounts of Galaxy Gaming, Inc. and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components to support our Enhanced Table Systems. Inventory value is determined by the average cost method and management maintains inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. See Note 4.

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

Leases.  We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent.  The landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000.  See Note 11.  These improvements have been recorded as a capital lease and amortized over the life of the lease.

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2016 and 2015, respectively, we had the following client revenue concentrations:

	Location	2016 Revenue	2015 Revenue
Client A	North America	14.2%	15.3%
Client B	North America	6.7%	1.6%
Client C	North America	6.4%	5.3%
Client D	United Kingdom	5.7%	6.7%

We are also exposed to risks associated with the expiration of our patents. Domestic and international patents for two of our products expired in June 2015. The patents account for approximately $1,453,393 or 49% of our revenue for the three months ended March 31, 2016.

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

NOTE 3. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	March 31, 2016	December 31, 2015
Insurance	$17,376	$13,408
Compliance	11,981	39,097
IT systems	10,541	19,041
Professional services	10,025	7,792
Other prepaid expenses	2,870	372
Rent	1,989	1,989
Travel	1,395	7,780
Trade show expense	—	6,000
Dues & subscriptions	—	10,859
Prepaid expenses	$56,177	$106,338

NOTE 4. INVENTORY

Inventory consisted of the following at:

	March 31, 2016	December 31, 2015
Raw materials and component parts	$266,563	$231,709
Finished goods	175,701	170,528
Work-in-process	44,121	39,463
	486,385	441,700
Less: inventory reserve	(30,000)	(30,000)
Inventory	$456,385	$411,700

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$215,911	$211,411
Leasehold improvements	156,843	156,843
Automotive vehicles	94,087	94,087
Computer equipment	92,285	89,203
Office equipment	32,873	29,140
	591,999	580,684
Less: accumulated depreciation	(313,987)	(281,807)
Property and equipment, net	$278,012	$298,877

Included in depreciation expense was $32,180 and $30,142 related to property and equipment for the three months ended March 31, 2016 and 2015, respectively.

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of March 31, 2016. Accumulated depreciation of assets under capital leases totaled $118,552 as of March 31, 2016.

NOTE 6. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	March 31, 2016	December 31, 2015
Enhanced table systems	$298,956	$288,683
Less: accumulated depreciation	(165,681)	(154,198)
Products leased and held for lease, net	$133,275	$134,485

Included in depreciation expense was $11,483 and $10,243 related to products leased and held for lease for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	March 31, 2016	December 31, 2015
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	35,000
	20,450,967	20,450,967
Less: accumulated amortization	(7,561,643)	(7,189,331)
Intangible assets, net	$12,889,324	$13,261,636

Amortization expense was $372,312 and $378,073 for the three months ended March 31, 2016 and 2015, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 8. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	March 31, 2016	December 31, 2015
Royalties	$326,829	$259,193
TableMAX reimbursement	174,638	136,785
Professional fees	93,947	154,888
Trade show expenses	82,628	78,549
Vacation	73,833	62,546
Salaries & payroll taxes	72,902	95,115
Accrued interest	32,068	14,832
Commissions	23,173	22,056
Accrued expenses	$880,018	$823,964

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

	March 31, 2016	December 31, 2015
Capital lease obligation – leasehold improvements	$100,170	$107,365
Capital lease obligation – office furniture	19,593	29,839
	119,763	137,204
Less: Current portion	(49,366)	(59,196)
Capital lease obligations	$70,397	$78,008

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

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada. Annual requirements for capital leases obligations are as follows:

March 31,	Total
2017	$54,692
2018	34,545
2019	34,545
2020	5,757
Total minimum lease payments	$129,539
Less: amount representing interest	(9,776)
Present value of net minimum lease payments	$119,763

NOTE 10. NOTES PAYABLE

Notes payable consisted of the following at:

	March 31, 2016	December 31, 2015
Notes payable, net of debt discount - PTG	$10,261,236	$10,934,544
Note payable – related party, Carpathia Associates	562,071	579,083
Note payable – related party, Robert Saucier	500,000	500,000
Vehicles, notes payable	66,624	70,664
	11,389,931	12,084,291
Less: Current portion	(4,565,293)	(4,648,120)
Total long-term debt	$6,824,638	$7,436,171

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

The note payable – related party, Carpathia Associates, requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. This note payable is a result of the asset purchase agreement with GGLLC. The note payable between GGLLC and Bank of America was the subject of litigation and was settled in February 2014.

In October 2015 (the “Effective Date”), we entered into a Promissory Note (the “Saucier Note”) with Robert Saucier, Chief Executive Officer, pursuant to which we agreed to repay a loan of $500,000 made by Mr. Saucier to the Company.  Under the terms of the Note, $590,000 shall be due on or before one year from the Effective Date, unless we pay Mr. Saucier $535,000 on or before six months from the Effective Date, in which case we will have fulfilled all of our obligations under the Note.  In April 2016, we fulfilled our obligation by paying $535,000 to Mr. Saucier, relieving it of any further payments or obligations under the Note.

Maturities of our notes payable are as follows:

Maturities as of March 31,	Total
2017	4,565,293
2018	4,478,099
2019	2,923,408
2020	14,287
Total notes payable	$11,981,087
Less: debt discount	(591,156)
Notes payable, net of debt discount	$11,389,931

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

In connection with the Spencer Lease, the landlord has agreed to finance tenant improvements (“TI Allowance”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a capital lease on the balance sheet.  See Note 9.

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

Total rent expense was $72,154 and $73,951 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended March 31,	Annual Obligation
2017	$224,865
2018	233,604
2019	242,340
2020	63,933
2021	—
Total Estimated Lease Obligations	$764,742

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2015. There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2015, except:

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

In February 2016, we received notice the arbitration panel (the “Panel”) issued an interim award (the “Interim Award”) which resulted in, among other things, our retention of all rights and privileges in the ownership of the product and trademark High Card Flush and an injunction prohibiting AGS and RCG from selling the High Card Flush game and using the trademark.  In March 2016, the Panel issued a recovery order (“Recovery Order”) and determined Galaxy was due 70% of its reasonable attorney fees.  Additional briefing on the matter, relating to questions about the nature and amount of attorneys’ fees incurred has been requested.  After reviewing the briefs, the Panel will determine the specific dollar amount to be entered as part of the final award (“Final Award”).  Based on the Interim Award and Recovery Award, we believe the Final Award to be issued by the Panel will not contain a material adverse effect to us.

NOTE 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of March 31, 2016.

In April 2015, Bryan Waters, one of our Directors, was granted 75,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $22,500, which was determined using our closing stock price as April 1, 2015, the date of the grant.  The restricted stock grant vested immediately.

In November 2015, Gary Vecchiarelli, our CFO, was granted 150,000 shares of our restricted common stock as condition of his Employment Agreement.  The fair market value of the grant was $30,000, which was determined using our closing stock price at November 14, 2015, the date of the grant. Beginning June 30, 2016, the restricted stock will vest at six-month intervals through December 31, 2018.

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

There were 39,315,591 common shares and no preferred shares issued and outstanding at March 31, 2016.

NOTE 13. RELATED PARTY TRANSACTIONS

We have a note payable to a related party, GGLLC, an entity formerly controlled by our CEO.  Subsequently, GGLLC assigned the note to Carpathia.  The note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of March 31, 2016 and December 31, 2015 was $595,789 and $1,065,324, respectively. This note payable is a result of the asset purchase agreement with GGLLC.

In August 2015, our  Board of Directors approved an agreement between the Company and Carpathia Associates, LLC, an entity which is owned and controlled by our Chief Executive Officer, Robert  Saucier (the “Agreement”).  The Agreement amended the terms of the note receivable and note payable previously entered into between the parties by offsetting the note receivable and note payable between the two parties.  The effective result was that the balloon payment of $437,313, due under the terms of the note receivable from Carpathia, was to be applied to the outstanding note payable due to Carpathia  . The balloon payment due in December 2018 will be $354,480.

As discussed in Note 10, we entered into the Saucier Note with Robert Saucier, our Chief Executive Officer, on October 2015 (the “Effective Date”).  Mr. Saucier loaned $500,000 to us, for which the terms of the Saucier Note require $590,000 shall be due on or before one year from the Effective Date, unless we pay Mr. Saucier $535,000 on or before six months from the Effective Date, in which case we will have fulfilled all of our obligations under the Note.  In April 2016, the Company fulfilled its obligation by paying $535,000 to Mr. Saucier, relieving it of any further payments or obligations under the Note.

NOTE 14. INCOME TAXES

Our forecasted effective tax rate at March 31, 2016 is 41.8%, a 1.8% decrease from the 43.6% effective tax rate recorded at March 31, 2015. After a discrete benefit of $70,782, the effective tax rate for the three months ended March 31, 2016 was 28.83%.  The discrete tax benefit was primarily due to changes in positions taken for uncertain tax positions.

NOTE 15. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. For the three months ended March 31, 2016 and 2015, we issued 112,500 and 187,500 stock options, respectively. Stock options issued to members of our Board of Directors were 75,000 and 50,000 for the three months ended March 31, 2016 and 2015, respectively. Stock options issued to independent contractors were 37,500 and 37,500 for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2015, we issued 100,000 stock options to an employee, with a vesting period of three years.  The strike price was equal to the stock price at the date of the grant.

All stock options granted for the three months ended March 31, 2016 and 2015 were calculated to have fair values of $16,348 and $17,418, respectively, using the Black-Scholes option pricing model with the following assumptions:

Options Issued Three Months Ended March 31, 2016
Dividend yield	0%
Expected volatility	89%
Risk free interest rate	1.21%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2015	381,250	$0.36
Issued	675,000	0.23
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2015	1,056,250	$0.28
Issued	112,500	0.22
Exercised	—	—
Expired	—	—
Outstanding – March 31, 2016	1,168,750	$0.27
Exercisable –March 31, 2016	337,500	$0.19

Share based compensation. The cost of all stock options issued have been classified as share based compensation for the three months ended March 31, 2016 and 2015, respectively. Total share based compensation was $20,471 and $18,870 for the three months ended March 31, 2016 and 2015, respectively.

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

Included in accrued expenses at March 31, 2016 and December 31, 2015, is $174,638 and $136,785, respectively, which represent reimbursement due to TMAX.

NOTE 17. SUBSEQUENT EVENTS

On April 1, 2016, we paid in full our short-term related party obligation, due to our Chief Executive Officer, in the amount of $535,000.  Of this amount, $500,000 was related to principal and $35,000 was related to interest.

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2016 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Grow our e-Table business. Our TMAX e-Tables are developed for us by TableMAX Corporation. Having installed the majority of TMAX e-Tables we received in prior years, we are now offering the latest version of the TMAX e-Table, referred to as the “Model E.” Currently, there are several Model E’s in the field generating revenue.  We expect to expand placements of the TMAX product and increase our revenues in 2016.

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

Results of operations for the three months ended March 31, 2016. For the three months ended March 31, 2016, our continuing operations generated gross revenues of $2,984,099 compared to gross revenues of $2,584,093 for the previous year’s comparable quarter, representing an increase of $400,006 or 15.4%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the quarter ended March 31, 2016, were $1,652,303 compared to $1,579,073 for the previous year’s first quarter, representing an increase of $73,230, or 4.6%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended March 31,
	2016	2015
Compensation	$450,272	$431,759
Distributor	$67,140	$175,596
Regulatory	$143,012	$19,784
Consulting	$140,041	$79,900

The increase in compensation expenses were due to increased commissions based on greater sales throughout 2016. Distributor expenses decreased as we moved away reliance on third party distributors in some jurisdictions. Regulatory and consulting expenses increased significantly due to expanding our footprint throughout the world through jurisdictional and compliance approvals.

Liquidity and capital resources. As of March 31, 2016 we had total current assets of $3,398,269 and total assets of $17,831,673. This compares to $3,060,695 and $17,971,048, respectively as of December 31, 2015. The increase in current assets as of March 31, 2016 was primarily impacted by an increase in cash and cash equivalents, as well as an increase in inventories.  Our total current liabilities as of March 31, 2016 were $8,016,974 versus $7,954,017 as of December 31, 2015. This slight increase was due to increases in income taxes payable and our current portion of notes payable, due to our scheduled monthly debt payment increase to Prime Table Games in January 2016. Despite our negative working capital, our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

Research & development expenses for the quarter ended March 31, 2016 were $79,342 compared to $152,987, representing a decrease of $73,645, or 48.1%. This decrease is primarily due to less costs surrounding development of our BJS progressive system and a reduction in salaries & wages due to a changes in development personnel.

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

At March 31, 2016, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the three months ended March 31, 2016, were non-cash items of $645,466, net income of $379,367, decreases in accounts receivable of $76,900, restricted cash of $51,044, accounts payables of $111,065 and increases in inventory of $54,958, accrued expenses of $56,598 and deferred revenue of $96,293 for a total operating activities impact of an increase of $1,304,160 in cash and cash equivalents.

Cash flows used in investing activities for the three months ended March 31, 2016 were $11,314, due to the acquisition of property and equipment.  Cash used in financing activities during the three months ended March 31, 2016 was $783,522, which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the three months ended March 31, 2016 we incurred other comprehensive income of $398,883, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general & administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the three months ended March 31, 2016.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016 our disclosure controls and procedures were effective.

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

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2015. There are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2015, except:

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

In February 2016, we received notice the arbitration panel (the “Panel”) issued an interim award (the “Interim Award”) which resulted in, among other things, our retention of all rights and privileges in the ownership of the product and trademark High Card Flush and an injunction prohibiting AGS and RCG from selling the High Card Flush game and using the trademark.  In March 2016, the Panel issued a recovery order (“Recovery Order”) and determined Galaxy was due 70% of its reasonable attorney fees.  Additional briefing on the matter, relating to questions about the nature and amount of attorneys’ fees incurred has been requested.  After reviewing the briefs, the Panel will determine the specific dollar amount to be entered as part of the final award (“Final Award”).  Based on the Interim Award and Recovery Award, we believe the Final Award to be issued by the Panel will not contain a material adverse effect to us.

ITEM 5. OTHER INFORMATION

As of March 13, 2016, the Company has entered into separate indemnification agreements with each of its directors and officers.  Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and the articles of incorporation, as amended, and bylaws, as amended, against (i) any and all expenses and liabilities, including judgments, fines, penalties, interest and amounts paid in settlement of any claim with the Company’s approval and counsel fees and disbursements, and (ii)  any liabilities incurred as a result of acting on behalf of the Company (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law and the Company’s articles of incorporation and bylaws, each as amended.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Form of Indemnification Agreement for Norman DesRosiers
99.2	Form of Indemnification Agreement for Robert Saucier
99.3	Form of Indemnification Agreement for William Zender
99.4	Form of Indemnification Agreement for Bryan Waters
101	Financials in XBRL format

 * In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 16, 2016

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 16, 2016

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer (Principal Accounting Officer)