Form 10-Q
period 2016-06-30
Galaxy Gaming, Inc.
filed 2016-08-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,315,591 common shares as of August 15, 2016.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

1	Condensed Balance Sheets as of June 30, 2016, and December 31, 2015 (unaudited)
2	Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited)
3	Condensed Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015 (unaudited)
4	Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)
5	Notes to Financial Statements (unaudited)

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$642,738	$570,623
Restricted cash	71,073	97,859
Accounts receivables, net allowance for bad debts of $31,000 and $30,944	1,754,598	1,828,669
Prepaid expenses	97,182	106,338
Inventories, net	504,267	411,700
Deferred tax asset	—	43,017
Other current assets	2,161	2,489
Total current assets	3,072,019	3,060,695
Property and equipment, net	263,231	298,877
Products leased and held for lease, net	155,405	134,485
Intangible assets, net	12,517,011	13,261,636
Goodwill	1,091,000	1,091,000
Deferred tax assets, net of current portion	—	82,562
Other assets, net	41,793	41,793
Total assets	$17,140,459	$17,971,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181,215	$1,421,848
Accrued expenses	1,158,864	823,964
Income taxes payable	519,781	170,331
Deferred revenue	851,859	717,690
Jackpot liabilities	90,073	106,671
Deferred tax liability	75,358	—
Capital lease obligations, current portion	39,270	59,196
Long-term debt, current portion	3,998,548	4,648,120
Deferred rent, current portion	10,568	6,197
Total current liabilities	7,925,536	7,954,017
Deferred rent, net of current portion	47,359	52,643
Capital lease obligations, net of current portion	62,701	78,008
Long-term debt, net of debt discount, net of current portion	5,676,863	7,436,171
Total liabilities	13,712,459	15,520,839
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares, $.001 par value preferred stock authorized; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $.001 par value 39,315,591 and 39,215,591 shares issued and outstanding	39,316	39,216
Additional paid-in capital	3,013,772	2,963,841
Accumulated deficit	(35,552)	(792,446)
Accumulated other comprehensive income	410,464	239,598
Total stockholders’ equity	3,428,000	2,450,209
Total liabilities and stockholders’ equity	$17,140,459	$17,971,048

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED June 30,		FOR THE SIX MONTHS ENDED June 30,
	2016	2015	2016	2015
Revenue:
Product leases and royalties	$3,057,172	$2,677,384	$6,038,991	$5,255,696
Product sales and service	6,999	5,216	9,279	10,999
Total revenue	3,064,171	2,682,600	6,048,270	5,266,695
Costs and expenses:
Cost of ancillary products and assembled components	29,672	23,989	51,312	47,278
Selling, general and administrative	1,622,105	1,700,503	3,274,304	3,279,579
Research and development	101,879	116,441	181,221	269,429
Depreciation	45,032	43,018	88,696	84,311
Amortization	372,312	372,313	744,625	750,386
Share-based compensation	29,459	36,072	49,931	54,942
Total costs and expenses	2,200,459	2,292,336	4,390,089	4,485,925
Income from operations	863,712	390,264	1,658,181	780,770
Other income (expense):
Interest income	90	5,320	146	11,205
Interest expense	(255,218)	(270,865)	(513,413)	(550,803)
Total other expense	(255,128)	(265,545)	(513,267)	(539,598)
Income before provision for income taxes	608,584	124,719	1,144,914	241,172
Provision for income taxes	(231,057)	(53,146)	(388,020)	(106,740)
Net income	$377,527	$71,573	$756,894	$134,432
Basic income per share	$0.01	$0.00	$0.02	$0.00
Diluted income per share	$0.01	$0.00	$0.02	$0.00
Weighted average shares outstanding:
Basic	39,315,591	39,065,591	39,383,369	39,028,091
Diluted	39,465,676	39,065,591	39,565,633	39,028,508

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE SIX MONTHS ENDED June 30,
	2016	2015
Net income	$756,894	$134,432
Other comprehensive income:
Foreign currency translation adjustments, net of tax	170,866	(30,792)
Total comprehensive income	$927,760	$103,640

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED June 30,
	2016	2015
Cash flows from operating activities:
Net income for the period	$756,894	$134,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	88,696	84,311
Amortization expense	744,625	750,386
Provision for bad debt expense	—	40,000
Inventory reserve	—	47,069
Amortization of debt discount	104,316	104,316
Deferred income tax provision	388,020	202,506
Share-based compensation	49,931	54,942
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	26,786	(28,408)
Decrease (increase) in accounts receivable	71,287	(51,744)
Decrease (increase) in other current assets	328	(8,156)
Increase in inventory	(137,704)	(20,348)
Decrease (increase) in prepaid expenses	9,156	(117,860)
(Decrease) increase in accounts payable	(241,190)	286,986
Increase in income taxes payable	349,450	—
Increase in accrued expenses	327,090	14,837
Increase in deferred revenue	134,169	35,086
(Decrease) increase in jackpot liabilities	(16,598)	28,464
(Decrease) increase in deferred rent	(913)	1,685
Net cash provided by operating activities	2,654,343	1,558,504
Cash flows from investing activities:
Acquisition of property and equipment	(28,832)	(44,066)
Net cash used in investing activities	(28,832)	(44,066)
Cash flows from financing activities:
Principal payments on capital leases	(35,233)	(32,464)
Principal payments on notes payable	(2,488,778)	(1,800,231)
Net cash used in financing activities	(2,524,011)	(1,832,695)
Effect of exchange rate changes on cash	(29,385)	5,233
Net increase (decrease) in cash and cash equivalents	72,115	(313,024)
Cash and cash equivalents – beginning of period	570,623	560,184
Cash and cash equivalents – end of period	$642,738	$247,160
Supplemental cash flow information:
Cash paid for interest	$530,660	$446,487
Inventory transferred to leased assets	$45,137	$11,034
Cash paid for income taxes	$20,000	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on note payable in foreign currency	$24,318	$152,523

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation. “GGLLC” refers to Galaxy Gaming, LLC, a Nevada limited liability company that was a predecessor of the Company’s business, but is not directly associated with Galaxy Gaming, Inc.

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

Casinos use our proprietary products to enhance their gaming floor operations and improve their profitability, productivity and security, as well as offer popular cutting-edge gaming entertainment content and technology to their players. We market our products to land-based, riverboat and cruise ship and internet gaming companies. The game concepts and the intellectual property associated with these games are typically protected by patents, trademarks and/or copyrights. We market our products primarily via our internal sales force to casinos throughout North America, the Caribbean, the British Isles, Europe, and Africa and to cruise ships and internet gaming sites worldwide. We currently have an installed base of our products on over 5,000 gaming tables located in over 600 casinos, which positions us as the second largest provider of proprietary table games in the world.

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

We group our products into four product categories which we classify as “Proprietary Table Games,” “Enhanced Table Systems,” “e-Tables” and “Ancillary Equipment.” Our product categories are summarized below. Additional information regarding our products may be found on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

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

Basis of presentation. The accompanying unaudited interim condensed financial statements include the accounts of Galaxy Gaming, Inc., and are stated in conformity with U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

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

Products leased and held for lease. We provide products whereby we maintain ownership and charge a fee for the use of the product. Because we retain title to the equipment, we classify these assets as “products leased and held for lease” and they are shown on the accompanying balance sheets. These assets are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a three year period.

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

Goodwill. A goodwill balance of $1,091,000 was created as a result of the Prime Table Games asset acquisition (discussed in more detail in Note 10). This asset will be assessed for impairment at least annually and if found to be impaired, its carrying amount will be reduced and an impairment loss will be recognized.

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

Leases.  We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent.  The landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000.  These improvements have been recorded as a capital lease and amortized over the life of the lease, as discussed in Note 11.

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2016 and 2015, respectively, we had the following client revenue concentrations:

	Location	2016 Revenue	2015 Revenue
Client A	North America	14.0%	15.1%
Client B	North America	6.7%	5.1%
Client C	North America	6.3%	5.4%
Client D	United Kingdom	5.4%	6.7%
Client E	North America	5.0%	3.2%

We are also exposed to risks associated with the expiration of our patents. Domestic and international patents for two of our products expired in June 2015. The patents accounted for approximately $2,880,782 or 48% of our revenue for the six months ended June 30, 2016 and $2,845,545 or 54% of revenue for the six months ended June 30, 2015.

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property. Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Substantially all of our revenue is recognized when it is earned. Depending upon the product and negotiated terms, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are recorded as deferred revenue on our balance sheet. If billed in arrears, we recognize the corresponding preceding period’s revenue upon invoicing at the subsequent date. Generally, we begin earning revenue with the installation or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client.

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

Judgment is required in determining the provision for incomes taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates

Basic income per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares issued and outstanding during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and warrants, if applicable, during the year, using the treasury stock method.

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

New accounting standards not yet adopted

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which is a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance, including industry-specific guidance.  Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer.

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

NOTE 3. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	June 30, 2016	December 31, 2015
IT systems	$31,507	$19,041
Professional services	21,623	7,792
Insurance	17,913	13,408
Compliance	14,465	39,097
Travel	7,034	7,780
Trade show expense	2,500	6,000
Rent	2,140	1,989
Other prepaid expenses	—	372
Dues & subscriptions	—	10,859
Prepaid expenses	$97,182	$106,338

NOTE 4. INVENTORY

Inventory consisted of the following at:

	June 30, 2016	December 31, 2015
Raw materials and component parts	$334,374	$231,709
Finished goods	163,340	170,528
Work-in-process	36,553	39,463
	534,267	441,700
Less: inventory reserve	(30,000)	(30,000)
Inventory	$504,267	$411,700

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, recorded at cost, consisted of the following at:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$231,903	$211,411
Leasehold improvements	156,843	156,843
Automotive vehicles	94,087	94,087
Computer equipment	93,810	89,203
Office equipment	32,873	29,140
	609,516	580,684
Less: accumulated depreciation	(346,285)	(281,807)
Property and equipment, net	$263,231	$298,877

Included in depreciation expense was $64,478 and $62,115 related to property and equipment for the six months ended June 30, 2016 and 2015, respectively.

Property and equipment includes $243,970 of leasehold improvements, furniture and fixtures under capital leases as of June 30, 2016. Accumulated depreciation of assets under capital leases totaled $133,526 as of June 30, 2016.

NOTE 6. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	June 30, 2016	December 31, 2015
Enhanced table systems	$333,821	$288,683
Less: accumulated depreciation	(178,416)	(154,198)
Products leased and held for lease, net	$155,405	$134,485

Included in depreciation expense was $24,218 and $20,385 related to products leased and held for lease for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7. INTANGIBLE ASSETS

Intellectual property and intangible assets consisted of the following at:

	June 30, 2016	December 31, 2015
Patents	$13,615,967	$13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	35,000
	20,450,967	20,450,967
Less: accumulated amortization	(7,933,956)	(7,189,331)
Intangible assets, net	$12,517,011	$13,261,636

Amortization expense was $744,625 and $750,386 for the six months ended June 30, 2016 and 2015, respectively.

In October 2011, we acquired the following intangible assets related to the asset purchase with Prime Table Games LLC and Prime Table Games UK (collectively “Prime Table Games”):

Fair Value
Patents	$13,259,000
Customer relationships	3,400,000
Trademarks	2,740,000
Goodwill	1,091,000
Non-compete agreement	660,000
Total acquired intangible assets	$21,150,000

NOTE 8. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	June 30, 2016	December 31, 2015
Royalties	$383,522	$259,193
TableMAX reimbursement	263,365	136,785
Salaries & payroll taxes	206,363	95,115
Trade show expenses	137,030	78,549
Vacation	83,483	62,546
Professional fees	54,513	154,888
Commissions	27,556	22,056
Accrued interest	3,032	14,832
Accrued expenses	$1,158,864	$823,964

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

	June 30, 2016	December 31, 2015
Capital lease obligation – leasehold improvements	$92,889	$107,365
Capital lease obligation – office furniture	9,082	29,839
	101,971	137,204
Less: Current portion	(39,270)	(59,196)
Capital lease obligations	$62,701	$78,008

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

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada. Annual requirements for capital leases obligations are as follows:

June 30,	Total
2017	$43,769
2018	34,545
2019	31,666
2020	—
Total minimum lease payments	$109,980
Less: amount representing interest	(8,009)
Present value of net minimum lease payments	$101,971

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at:

	June 30, 2016	December 31, 2015
Prime Table Games, note payable, net of debt discount	$9,068,129	$10,934,544
Carpathia Associates, related party note payable	544,745	579,083
Vehicles, notes payable	62,537	70,664
Robert Saucier, related party note payable	—	500,000
	9,675,411	12,084,291
Less: Current portion	(3,998,548)	(4,648,120)
Total long-term debt	$5,676,863	$7,436,171

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

In October 2015 (the “Effective Date”), we entered into a Promissory Note (the “Saucier Note”) with Robert Saucier, Chief Executive Officer, pursuant to which we agreed to repay a loan of $500,000 made by Mr. Saucier to the Company.  Under our terms of the Saucier Note, $590,000 was due on or before one year from the Effective Date, unless we paid Mr. Saucier $535,000 on or before six months from the Effective Date, in which case we would be deemed to have fulfilled all of our obligations under the Saucier Note.  In April 2016, we fulfilled our obligation by paying $535,000 to Mr. Saucier, relieving us of any further payments or obligations under the Note.

Maturities of our notes payable are as follows:

Maturities as of June 30,	Total
2017	3,998,548
2018	4,268,580
2019	1,937,699
2020	9,582
Total notes payable	$10,214,409
Less: debt discount	(538,998)
Notes payable, net of debt discount	$9,675,411

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

Total rent expense was $141,834 and $146,448 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum lease payments are as follows:

Twelve Months Ended June 30,	Annual Obligation
2017	$227,052
2018	235,788
2019	244,524
2020	2,802
2021	—
Total Estimated Lease Obligations	$710,166

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

As discussed in our previous filings, we were served in December 2014 with a complaint by Red Card Gaming, Inc. ("RCG"), and AGS, LLC ("AGS"), regarding an asset purchase agreement ("APA") executed between Galaxy and RCG in September 2012. The complaint filed in the United States District Court for the District of Nevada (the "District Court"), alleged fraud, breach of contract, and trademark infringement, among other allegations.  We filed counterclaims against RCG and AGS alleging, among other things, fraud on the trademark office and in the marketplace, misappropriation of our trade secrets, breach of contract, infringement of our trademark and interference with customer relationships. We subsequently filed a demand for arbitration which was required pursuant to terms of the APA. The complaint in the District Court case was stayed pending outcome from the arbitration hearings and both proceedings are collectively referred to as the "Nevada Litigation."

In February 2016, we received notice the arbitration panel (the “Panel”) had issued an interim award (the “Interim Award”) which resulted in, among other things, our retention of all rights and privileges in the ownership of the product and trademark High Card Flush, and an injunction prohibiting AGS and RCG from selling the High Card Flush game and using the trademark.  In March 2016, the Panel issued a recovery order (“Recovery Order”) and determined that Galaxy was due 70% of its reasonable attorney fees.  Additional briefing on the matter, relating to questions about the nature and amount of attorneys’ fees incurred was requested and provided.

On May 16, 2016, the arbitration panel issued a final award (the "Final Award") incorporating the Interim Award and awarding us our attorneys' fees and costs.

On July 11, 2016, we entered into a settlement agreement (the "Settlement Agreement") with RCG and AGS for purposes of resolving the Nevada Litigation as well as the "In Bet Litigation" further referenced below. Pursuant to the Settlement Agreement, among other things, RCG, AGS and us agreed to a mutual release of all claims and counter-claims. RCG and AGS also agreed to terminate all of their rights and obligations related to the APA, and AGS agreed to pay us the sum of $350,000 and agreed to the injunctive terms of the Final Award. Furthermore, we agreed to dismiss the complaint they filed in November 2014 against In Bet Gaming, Inc. and In Bet, LLC (collectively "In Bet"), alleging that In Bet's In-Between side bet game infringed one of our patents. AGS became involved in an Inter-Partes Review subsequent to November 2014 concerning the patent at issue because AGS had title and interest in the game In-Between.

NOTE 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock authorized as of June 30, 2016.

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

There were 39,315,591 common shares and no preferred shares issued and outstanding at June 30, 2016.

NOTE 13. RELATED PARTY TRANSACTIONS

We have a note payable to a related party, GGLLC, an entity formerly controlled by our CEO, which subsequently was assigned to Carpathia Associates, LLC, an entity which is owned and controlled by our CEO (“Carpathia”).  The note payable requires monthly principal and interest payments of $9,159, at a fixed interest rate of 7.3% through February 2017, at which time there is a balloon payment due of $1,003,000. The balance as of June 30, 2016 and December 31, 2015 was $544,745 and $1,065,324, respectively. This note payable is a result of the asset purchase agreement with GGLLC.

In August 2015, our Board of Directors approved an agreement between the Company and Carpathia (the “Agreement”).  The Agreement amended the terms of the note receivable and note payable previously entered into between the parties by offsetting the note receivable and note payable between the two parties.  The effective result was that the balloon payment of $437,313, due under the terms of the note receivable from Carpathia, was to be applied to the outstanding note payable due to Carpathia  . The balloon payment due in December 2018 will be $354,480.

As discussed in Note 10, we entered into the Saucier Note with Robert Saucier, our Chief Executive Officer, on October 2015 (the “Effective Date”).  Mr. Saucier loaned $500,000 to us, for which the terms of the Saucier Note require $590,000 shall be due on or before one year from the Effective Date, unless we pay Mr. Saucier $535,000 on or before six months from the Effective Date, in which case we will have fulfilled all of our obligations under the Saucier Note.  In April 2016, the Company fulfilled its obligation by paying $535,000 to Mr. Saucier, relieving us of any further payments or obligations under the Saucier Note.

NOTE 14. INCOME TAXES

Our forecasted effective tax rate at June 30, 2016 is 39.6%, a 7.7% decrease from the 47.3% effective tax rate recorded at June 30, 2015. After a discrete benefit of $70,782, the effective tax rate for the six months ended June 30, 2016 was 33.5%.  The discrete tax benefit was primarily due to changes in positions taken for uncertain tax positions.

NOTE 15. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. For the six months ended June 30, 2016 and 2015, we issued 277,500 and 300,000 stock options, respectively. Stock options issued to members of our Board of Directors were 150,000 and 125,000 for the six months ended June 30, 2016 and 2015, respectively. Stock options issued to independent contractors were 75,000 for each of the six month periods ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we issued 90,000 stock options to two employees, with a vesting period of three years.  The strike price was equal to the stock price at the date of the grant. During the six months ended June 30, 2015, we issued 100,000 stock options to an employee, with a vesting period of three years.  The strike price was equal to the stock price at the date of the grant.

All stock options granted for the six months ended June 30, 2016 and 2015 were calculated to have fair values of $46,218 and $48,027, respectively, using the Black-Scholes option pricing model with the following assumptions:

Options Issued Six Months Ended June 30, 2016
Dividend yield	0%
Expected volatility	89% - 90%
Risk free interest rate	1.01% - 1.21%
Expected life (years)	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted Average Exercise Price
Outstanding – January 1, 2015	381,250	$0.36
Issued	675,000	0.23
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2015	1,056,250	$0.28
Issued	315,000	0.29
Exercised	—	—
Expired	—	—
Outstanding – June 30, 2016	1,371,250	$0.28
Exercisable –June 30, 2016	990,000	$0.24

Share based compensation. The cost of all stock options issued has been classified as share based compensation for the six months ended June 30, 2016 and 2015, respectively. Total share based compensation was $49,931 and $54,942 for the six months ended June 30, 2016 and 2015, respectively.

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

See Note 10 for details regarding the Prime Table Games notes payable.

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

TableMAX agreement. In February 2011, we entered into a definitive agreement (“TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada and a principal investor in TMAX. Under the terms of the TMAX Agreement, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain game titles. We created an operating division (the “TableMAX Division”) which conducts sales, distribution, marketing, engineering, sub-licensing and manufacturing related to the TMAX products and related intellectual property. The TableMAX Division is wholly owned by us and is not considered owned by, related to, a joint venture partner of or an agent of TMAX in any manner

TMAX agreed to assign, for the term of the TMAX Agreement, all of its existing gaming installations and usable inventory to the TableMAX Division. We agreed to furnish our intellectual property relating to our table game content for use by the TableMAX Division, royalty-free for the term of the TMAX Agreement. The TMAX Agreement specifies annual performance targets whereby we are required, on a cumulative basis, to have minimum table placements. If we fail to meet the performance criteria as defined in the TMAX Agreement, we will be required to pay TMAX the difference between TMAX’s share of the actual profit obtained by the TableMAX Division and the estimated profit that would have been obtained if the minimum performance criteria had been obtained.

We are responsible for the losses of the TableMAX Division. Net profits from the TableMAX Division will be split between TMAX and us on a sliding scale basis dependent upon the number of TableMAX Division table installations and profit results as defined in the TMAX Agreement.  We have not experienced losses attributable to the TableMAX Division.

We have communicated to TMAX our intent to terminate the TMAX Agreement effective December 31, 2016.  There may be a period of transition whereby we will continue to provide service related to the TableMAX gaming platform and license our content to TMAX for a period of time.  Revenues recognized by us under the TMAX Division were approximately $215,000 and $141,000 for the six months ended June 30, 2016 and 2015, respectively.

Included in accrued expenses at June 30, 2016 and December 31, 2015, is $263,365 and $136,785, respectively, which represent reimbursement due to TMAX.

NOTE 17. SUBSEQUENT EVENTS

Litigation.  As discussed in further detail in Note 11, on July 11, 2016 we entered into the Settlement Agreement with RCG and AGS for purposes of resolving the Nevada Litigation as well as the “In Bet Litigation.”  As a result of the Settlement Agreement, among other things discussed in Note 11, AGS agreed to pay us the sum of $350,000 and release all claims and counter-claims against us, which included accrued royalties due AGS in the amount of approximately $347,000.

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2016 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the event discussed above.

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

OVERVIEW

We develop, acquire, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games or electronically enhanced table game platforms.  Our products are offered in highly regulated markets throughout the world.   Our products are assembled or manufactured at our headquarters in Las Vegas, Nevada, and are outsourced for certain sub-assemblies in the United States.

Additional information regarding our products and product categories may be found in Note 1 “Description of Business” in Item 1 “Financial Statements” included in this Form 10-Q and on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Strategy. Our long-term business strategy is designed to capitalize on the opportunities we perceive within the gaming industry. We are an experienced developer and provider of proprietary table games and advanced electronic table game platforms. Throughout our history, we have been focused on creating and expanding our base of recurring revenues that we earn on a monthly basis.  Our plan is to continue to increase the recurring revenues we receive by employing the following strategies:

1.	Expand our inventory of products and technologies to attain a fully comprehensive portfolio; and
2.	Increase our per unit price point by leveraging our Enhanced Table Systems.

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

Sources of revenue. We derive recurring revenues from the licensing of our products and intellectual property.  Consistent with our strategy, these revenues are generated from negotiated recurring licensing fee agreements, which typically are month-to-month in nature. We also receive revenues in the form of one-time sales of certain products and/or reimbursement of our manufactured equipment.

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

Results of operations for the three months ended June 30, 2016. For the three months ended June 30, 2016, our continuing operations generated gross revenues of $3,064,171 compared to gross revenues of $2,682,600 for the previous year’s comparable quarter, representing an increase of $381,571, or 14.2%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the quarter ended June 30, 2016, were $1,622,105 compared to $1,700,503 for the previous year’s second quarter, representing a decrease of $78,398, or 4.6%. The significant year-over-year changes in selling, general and administrative was comprised of the following categories:

	Three months ended June 30,
	2016	2015
Compensation	$604,853	$444,194
Distributor	$70,819	$186,858
Regulatory	$128,243	$67,112
Legal	$84,924	$292,581

Compensation expenses are up as we are making investments in personnel as the company grows as well as increased commissions from greater sales throughout 2016. Distributor expenses decreased as we moved away from reliance on third party distributors in various jurisdictions as we receive regulatory approvals.  Regulatory expenses increased significantly due to expanding our footprint throughout the world through jurisdictional and compliance approvals. Legal expenses have decreased as ongoing legal proceedings have been subsiding.

Results of operations for the six months ended June 30, 2016. For the six months ended June 30, 2016, our continuing operations generated gross revenues of $6,048,270 compared to gross revenues of $5,266,695 for the previous year’s comparable period, representing an increase of $781,575 or 14.8%.  This increase was primarily attributable to our continued focus on premium games, which command a higher price point than side bets. Additionally, increased utilization of products in the United Kingdom contributed to the increase in gross revenues.  Selling, general and administrative expenses for the six months ended June 30, 2016, were $3,274,304 compared to $3,279,579 for the previous year’s period, representing a decrease of $5,275, or .2%. The year-over-year changes in selling, general and administrative was comprised of the following categories:

	Six months ended June 30,
	2016	2015
Compensation	$1,055,125	$875,953
Distributor	$137,959	$362,453
Regulatory	$271,255	$86,896
Consulting	$295,649	$145,247
Legal	$281,226	$559,699

Compensation expenses are up as we are making investments in personnel as the company grows as well as increased commissions from greater sales throughout 2016. Distributor expenses decreased as we moved away from reliance on third party distributors in various jurisdictions as we receive regulatory approvals. Regulatory & consulting expenses increased significantly due to expanding our footprint throughout the world through jurisdictional and compliance approvals. Legal expenses have decreased as ongoing legal proceedings have been subsiding.

Liquidity and capital resources. As of June 30, 2016 we had total current assets of $3,072,019 and total assets of $17,140,459. This compares to $3,060,695 and $17,971,048, respectively as of December 31, 2015. The increase in current assets as of June 30, 2016 was primarily impacted by an increase in cash and cash equivalents, as well as an increase in inventories.  Our total current liabilities as of June 30, 2016 were $7,925,536 versus $7,954,017 as of December 31, 2015. This slight decrease was due to decreases in our current portion of notes payable, due to paying off the $500,000 note to Robert Saucier. Our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

Research and development expenses for the six months ended June 30, 2016 were $181,221 compared to $269,429, representing a decrease of $88,208, or 32.7%. This decrease is primarily due to less costs surrounding development of our BJS progressive system.

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

At June 30, 2016, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the three months ended June 30, 2016, were non-cash items of $1,375,587, net income of $756,894, decreases in accounts receivable of $71,287, restricted cash of $26,786, accounts payables of $241,189 and increases in inventory of $137,704, accrued expenses of $327,090 and income taxes payable of $349,450 for a total operating activities impact of an increase of $2,654,343 in cash and cash equivalents.

Cash flows used in investing activities for the six months ended June 30, 2016 were $28,832, due to the acquisition of property and equipment.  Cash used in financing activities during the six months ended June 30, 2016 was $2,524,011, which was completely comprised of principal payments towards long-term debt and capital leases.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. For the six months ended June 30, 2016 we incurred other comprehensive income of $927,760, net of tax. This amount is primarily due to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which is due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. So as long as we have balance sheet items recorded in foreign currencies, such as the note payable, we will be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general and administrative expenses on the statement of operations. Such realized translation adjustments are de minimus for the six months ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016 our disclosure controls and procedures were effective.

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

As discussed in our previous filings, we were served in December 2014 with a complaint by Red Card Gaming, Inc. ("RCG"), and AGS, LLC ("AGS"), regarding an asset purchase agreement ("APA") executed between Galaxy and RCG in September 2012. The complaint filed in the United States District Court for the District of Nevada (the "District Court"), alleged fraud, breach of contract, and trademark infringement, among other allegations.  We filed counterclaims against RCG and AGS alleging, among other things, fraud on the trademark office and in the marketplace, misappropriation of our trade secrets, breach of contract, infringement of our trademark and interference with customer relationships. We subsequently filed a demand for arbitration which was required pursuant to terms of the APA. The complaint in the District Court case was stayed pending outcome from the arbitration hearings and both proceedings are collectively referred to as the "Nevada Litigation."

In February 2016, we received notice the arbitration panel (the “Panel”) had issued an interim award (the “Interim Award”) which resulted in, among other things, our retention of all rights and privileges in the ownership of the product and trademark High Card Flush, and an injunction prohibiting AGS and RCG from selling the High Card Flush game and using the trademark.  In March 2016, the Panel issued a recovery order (“Recovery Order”) and determined that Galaxy was due 70% of its reasonable attorney fees.  Additional briefing on the matter, relating to questions about the nature and amount of attorneys’ fees incurred was requested and provided.

On May 16, 2016, the arbitration panel issued a final award (the "Final Award") incorporating the Interim Award and awarding us our attorneys' fees and costs.

On July 11, 2016, we entered into a settlement agreement (the "Settlement Agreement") with RCG and AGS for purposes of resolving the Nevada Litigation as well as the "In Bet Litigation" further referenced below. Pursuant to the Settlement Agreement, among other things, RCG, AGS and us agreed to a mutual release of all claims and counter-claims. RCG and AGS also agreed to terminate all of their rights and obligations related to the APA, and AGS agreed to pay us the sum of $350,000 and agreed to the injunctive terms of the Final Award. Furthermore, we agreed to dismiss the complaint it filed in November 2014 against In Bet Gaming, Inc. and In Bet, LLC (collectively "In Bet"), alleging that In Bet's In-Between side bet game infringed one of our patents. AGS became involved in an Inter-Partes Review subsequent to November 2014 concerning the patent at issue because AGS had title and interest in the game In-Between.

ITEM 5. OTHER INFORMATION

As of March 13, 2016, the Company entered into separate indemnification agreements with each of its directors and officers.  Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and the articles of incorporation, as amended, and bylaws, as amended, against (i) any and all expenses and liabilities, including judgments, fines, penalties, interest and amounts paid in settlement of any claim with the Company’s approval and counsel fees and disbursements, and (ii)  any liabilities incurred as a result of acting on behalf of the Company (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law and the Company’s articles of incorporation and bylaws, each as amended.

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

Galaxy Gaming, Inc.

Date:	August 15, 2016

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 15, 2016

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer (Principal Accounting Officer)