Form 10-Q
period 2016-09-30
Galaxy Gaming, Inc.
filed 2016-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,315,591 common shares as of November 14, 2016.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

2	Condensed Balance Sheets as of September 30, 2016 (unaudited), and December 31, 2015
3	Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)
4	Condensed Statements of Comprehensive Income for the nine months ended September 30, 2016 and 2015 (unaudited)
5	Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)
6	Notes to Financial Statements (unaudited)

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2016	December 31, 2015
Current assets:	(Unaudited)
Cash and cash equivalents	$1,823,657	$570,623
Restricted cash	87,850	97,859
Accounts receivable, net of allowance for bad debts of $27,190 and $30,944	1,937,343	1,828,669
Inventory	484,442	411,700
Deferred tax asset	—	43,017
Prepaid expense and other	99,905	108,827
Total current assets	4,433,197	3,060,695
Property and equipment, net	244,896	298,877
Products leased and held for lease, net	204,467	134,485
Goodwill and other intangible assets, net	13,235,698	14,352,636
Deferred tax assets, net	—	82,562
Other assets, net	299,918	41,793
Total assets	$18,418,176	$17,971,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563,445	$1,421,848
Accrued expenses	976,834	823,964
Income taxes payable	1,106,600	170,331
Deferred revenue	870,628	717,690
Jackpot liabilities	91,602	106,671
Deferred tax liabilities	75,358	—
Deferred rent, current portion	12,753	6,197
Current portion of long-term debt and capital lease obligations	909,009	4,707,316
Total current liabilities	4,606,229	7,954,017
Deferred rent, net	42,532	52,643
Capital lease obligations, net	54,898	78,008
Warrant liability	806,698	—
Long-term debt, net	9,028,235	7,436,171
Total liabilities	14,538,592	15,520,839
Commitments and Contingencies (See Note 10)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized; $.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $.001 par value; 39,315,591 and 39,215,591 shares issued and outstanding, respectively	39,316	39,216
Additional paid-in capital	3,054,847	2,963,841
Accumulated earnings (deficit)	785,421	(792,446)
Accumulated other comprehensive income	—	239,598
Total stockholders’ equity	3,879,584	2,450,209
Total liabilities and stockholders’ equity	$18,418,176	$17,971,048

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2016	2015	2016	2015
Revenue:
Product leases and royalties	$3,190,823	$2,747,774	$9,229,815	$8,003,469
Product sales and service	1,146	7,074	10,425	18,073
Total revenue	3,191,969	2,754,848	9,240,240	8,021,542
Costs and expenses:
Cost of ancillary products and assembled components	26,763	22,890	78,075	70,168
Selling, general and administrative	1,576,480	1,736,024	4,850,785	4,995,984
Research and development	89,513	101,822	270,734	371,251
Depreciation and amortization	419,540	416,918	1,252,860	1,251,614
Share-based compensation	41,075	17,909	91,006	72,850
Total costs and expenses	2,153,371	2,295,563	6,543,460	6,761,867
Income from operations	1,038,598	459,285	2,696,780	1,259,675
Other income (expense):
Settlement income	697,214	—	697,214	—
Interest expense	(227,632)	(248,604)	(741,045)	(799,407)
Loss on extinguishment of debt	(87,578)	—	(87,578)	—
Change in estimated fair value of warrant liability	2,933	—	2,933	—
Interest income	56	2,084	202	13,288
Total other expense	384,993	(246,520)	(128,274)	(786,119)
Income before provision for income taxes	1,423,591	212,765	2,568,506	473,556
Provision for income taxes	(602,619)	(93,059)	(990,639)	(219,418)
Net income	$820,972	$119,706	$1,577,867	$254,138
Net income per share, basic and diluted	$0.02	$0.00	$0.04	$0.01
Weighted-average shares outstanding:
Basic	39,315,591	39,040,775	39,372,944	39,040,775
Diluted	39,465,676	39,079,102	39,559,494	39,079,102

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	FOR THE THREE MONTHS ENDED September 30,		FOR THE NINE MONTHS ENDED September 30,
	2016	2015	2016	2015
Net income	$820,972	$119,706	$1,577,867	$254,138
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	120,193	—	89,401
Total comprehensive income	$820,972	$239,899	$1,577,867	$343,539

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,577,867	$254,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,252,860	1,251,614
Amortization of debt issuance costs and debt discount	136,710	156,474
Provision for bad debt expense	—	40,000
Inventory reserve	—	47,069
Loss on extinguishment of debt	87,578	—
Change in estimated fair value of warrant liability	(2,933)	—
Deferred income tax provision	54,370	219,418
Share-based compensation	91,006	72,850
Changes in operating assets and liabilities:
Decrease in restricted cash	10,009	9,392
Increase in accounts receivable	(107,969)	(197,139)
Decrease in other current assets	43,017	62,314
Increase in inventory	(181,319)	(125,820)
Decrease (increase) in prepaid expenses and other current assets	6,608	(65,538)
(Decrease) increase in accounts payable	(858,954)	495,891
Increase in income tax payable	936,269	—
Increase in accrued expenses	141,841	23,037
Increase in deferred revenue	152,938	65,227
Decrease in jackpot liabilities	(15,069)	(6,296)
Decrease in deferred rent	(3,555)	(957)
Net cash provided by operating activities	3,321,274	2,301,674
Cash flows from investing activities:
Acquisition of property and equipment	(43,345)	(44,980)
Cash flows from financing activities:
Proceeds received from long-term debt	932,126	—
Principal payments on capital lease obligations	(51,698)	(49,186)
Principal payments on long-term debt	(2,873,437)	(2,662,699)
Net cash used in financing activities	(1,993,009)	(2,711,885)
Effect of exchange rate changes on cash	(31,886)	(1,962)
Net increase (decrease) in cash and cash equivalents	1,253,034	(457,153)
Cash and cash equivalents – beginning of period	570,623	560,184
Cash and cash equivalents – end of period	$1,823,657	$103,031
Supplemental cash flow information:
Cash paid for interest	$753,250	$800,830
Inventory transferred to leased assets	$108,577	$39,896
Cash paid for income taxes	$35,000	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on long-term debt payable in foreign currency	$336,485	$119,414
Issuance of warrants in conjunction with term loan	$809,631	$—
Points paid on term loan	$262,500	$—

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

Basis of presentation.  As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components. Inventory value (Note 3) is determined by the average cost method and management maintains inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand.

Products leased and held for lease. We develop products intended primarily to be leased by casinos, which are stated at cost, net of depreciation (Note 5). Depreciation on leased products is calculated using the straight-line method over a three-year period

Property and equipment. Property and equipment (Note 4) are being depreciated over their estimated useful lives of 3 to 5 years, using the straight-line method.

Goodwill. Goodwill was created as a result of an acquisition in October 2011 (discussed in more detail in Note 9). Goodwill is assessed for impairment at least annually and if found to be impaired, its carrying amount will be reduced and an impairment loss will be recognized.

Other intangible assets. Our finite-lived intangible assets (Note 6) are being amortized using the straight-line method over the following estimated economic lives:

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

Leases.  We recognize rent expense for operating leases (Note 10) on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is recorded as deferred rent.  The landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000.  These improvements have been recorded as a capital lease and amortized over the life of the lease.

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property. Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Substantially all of our revenue is recognized when it is earned. Depending upon the product and negotiated terms, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are recorded as deferred revenue until earned. If billed in arrears, we recognize the corresponding preceding period’s revenue upon invoicing at the subsequent date. Generally, we begin earning revenue with the installation or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client.

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

We do not segregate the portion of revenue between manufactured equipment and any software or electronic devices needed to use the equipment when the system is provided, nor do we market the software separately from the equipment.

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

Income taxes. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. We recognize the tax benefit from an uncertain tax position if we believe it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  Judgment is required in determining the provision for incomes taxes and related accruals, deferred tax assets and liabilities. Additionally, our tax returns for tax years 2013 and thereafter remain open for examination by various tax authorities.

Net income per share. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year. Diluted net income per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and warrants, if applicable, during the year, using the treasury stock method.

Share-based compensation. We recognize compensation expense for all share-based awards made to employees, directors and independent contractors. The fair value of share based awards (Note 11) is estimated at the grant date using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

Share based compensation is recognized only for those awards that are ultimately expected to vest, and we have applied or estimated forfeiture rate to unvested awards for purposes of calculating compensation costs. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

Warrant accounting. We account for common stock warrants pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of unregistered securities upon exercise.  We classify warrants on the balance sheet as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the warrants are reflected in the statement of operations as “Change in the fair value of warrant liability.” No warrants have been exercised as of September 30, 2016.

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

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

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

Inventory.  In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU.  Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated.  The ASU defines net realizable value as the estimated selling process in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted.  The prospective adoption of the ASU is required and we are currently evaluating the impact of adopting this guidance.

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

NOTE 3. INVENTORY

Inventory consisted of the following at:

	September 30, 2016	December 31, 2015
Raw materials and component parts	$320,868	$231,709
Finished goods	168,151	170,528
Work-in-process	25,423	39,463
	514,442	441,700
Less: inventory reserve	(30,000)	(30,000)
	$484,442	$411,700

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, substantially all of which collateralizes long-term obligations (Notes 8 and 9), consisted of the following at:

	September 30, 2016	December 31, 2015
Furniture and fixtures	$238,273	$211,411
Leasehold improvements	156,843	156,843
Automotive vehicles	94,087	94,087
Computer equipment	96,956	89,203
Office equipment	37,871	29,140
	624,030	580,684
Less: accumulated depreciation	(379,134)	(281,807)
	$244,896	$298,877

As of September 30, 2016, property and equipment includes $243,970 of assets acquired under capital leases (Note 8). Accumulated depreciation of assets under capital leases totaled $148,500 as of September 30, 2016.

NOTE 5. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at:

	September 30, 2016	December 31, 2015
Enhanced table systems	$397,261	$288,683
Less: accumulated depreciation	(192,794)	(154,198)
	$204,467	$134,485

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets consisted of the following at:

	September 30, 2016	December 31, 2015
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,615,967	13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	35,000	35,000
	20,450,967	20,450,967
Less: accumulated amortization	(8,306,269)	(7,189,331)
	12,144,698	13,261,636
	$13,235,698	$14,352,636

NOTE 7. ACCRUED EXPENSES

Accrued expenses, consisted of the following at:

	September 30, 2016	December 31, 2015
Royalties	$33,157	$259,193
TableMAX reimbursement	392,358	136,785
Salaries and payroll taxes	275,015	95,115
Trade show expenses	85,275	78,549
Vacation	85,834	62,546
Professional fees	69,286	154,888
Commissions	33,282	22,056
Accrued interest	2,627	14,832
	$976,834	$823,964

NOTE 8. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at:

	September 30, 2016	December 31, 2015
Capital lease obligation – leasehold improvements	$85,506	$107,365
Capital lease obligation – office furniture	—	29,839
	85,506	137,204
Less: Current portion	(30,608)	(59,196)
	$54,898	$78,008

Future annual payments for capital leases obligations are as follows for the years ending September 30:

Total
2017	$34,545
2018	34,545
2019	23,030
2020	—
Total minimum lease payments	$92,120
Less: amount representing interest	(6,614)
$85,506

NOTE 9. LONG-TERM DEBT

Long-term debt consisted of the following at:

	September 30, 2016	December 31, 2015
Term loan	$10,500,000	$—
Note payable, unrelated party	—	11,577,858
Notes payable, related party	527,102	1,079,083
Equipment notes payable	58,402	70,664
	11,085,504	12,727,605
Less:
Unamortized debt issuance costs	(369,236)	—
Warrants issued	(809,632)	—
Debt discount	—	(643,314)
	9,906,636	12,084,291
Less: Current portion	(878,401)	(4,648,120)
	$9,028,235	$7,436,171

Term loan credit facility.  In August 2016, we entered into a term loan agreement for an aggregate principal amount of $10,500,000 (the "Term Loan").  Proceeds of the Term Loan were primarily used to prepay in full the outstanding notes payable to unrelated parties. The remainder of the proceeds from the Term Loan will be used for general corporate purposes and working capital needs.  The Term Loan is secured by a senior lien on the Company's assets.  In conjunction with the Term Loan, we issued the lenders a six-year warrant to purchase 1,965,780 shares of the Company’s common stock (the “Warrants”) (Note 13).

Under the Term Loan, the Company is subject to quarterly financial covenants that, among other things, limit our annual capital expenditures (as defined in the Term Loan agreement), and require us to maintain a specified leverage ratio and minimum EBITDA amounts, each of which are defined in the Term Loan agreement.  We are not aware of any noncompliance with the financial covenants of the Term Loan Agreement.

During the initial twelve-month period of the Term Loan, the outstanding principal will accrue interest at the rate of 14.0% per annum. Thereafter, the outstanding principal will accrue interest at the lesser of 14.0% per annum or 12.5% per annum for any quarterly period in which the Company achieves a specified leverage ratio.

The Term Loan requires quarterly interest-only payments through December 31, 2016 after which the Company is required to make quarterly principal payments of $262,500 plus accrued interest. The remaining principal and any unpaid interest will be payable in full on August 29, 2021. Voluntary prepayments of the Term Loan, in full or in part, are permitted after the first anniversary of the Term Loan, subject to certain premiums.  The Term Loan also requires certain mandatory prepayments in the amount of 100% of the proceeds from certain asset dispositions (other than in the ordinary course of business) and certain other extraordinary events, and 25% of the proceeds from the sale and issuance of capital stock.

Note payable, unrelated party.  In connection with an asset acquisition in October 2011, we executed a promissory note payable for $12.2 million, and another promissory note payable for £6.4 million GBP ($10.0 million USD). The notes were recorded net of a debt discount of $1,530,000. The effective interest rate of the notes was 6% and 7% during 2015 and 2016, respectively.  These notes were repaid in full in connection with the Term Loan agreement executed in August 2016.  Concurrently with the repayment of the note obligation payable in GBP, $239,598 of previously unrecognized gains on foreign exchange translations related to the GBP note payable were reclassified out of accumulated other comprehensive income and factored into the calculation of loss on debt extinguishment.

Notes payable, related party.  In connection with an asset purchase agreement executed in December 2007, we executed a note payable due to an entity owned and controlled by our Chief Executive Officer (“CEO”).  This note requires annual principal and interest payments of $109,908, at a fixed interest rate of 7.3% through December 2018, at which time there is a balloon payment due of $354,480.

In October 2015, our CEO loaned the Company $500,000 for working capital purposes, in exchange for a promissory note.  In April 2016, pursuant to the terms of the agreement, we paid the CEO $535,000 in full satisfaction of the balance due, relieving us of any further payments or obligations under this arrangement.

As of September 30, 2016, maturities of our long-term debt obligations are as follows:

Twelve months ending September 30,	Total
2017	$878,401
2018	1,147,294
2019	1,442,486
2020	1,054,823
2021	6,562,500
Total notes payable	11,085,504
Less:
Unamortized debt issuance costs	(369,236)
Warrants issued	(809,632)
Notes payable, net	$9,906,636

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2016 and 2015, respectively, we had the following client revenue concentrations:

	Location	2016 Revenue	2015 Revenue
Client A	North America	13.6%	14.8%
Client B	North America	6.9%	5.5%
Client C	North America	6.2%	6.8%
Client D	North America	5.7%	3.5%
Client E	United Kingdom	5.3%	6.7%

We are also exposed to risks associated with the expiration of our patents. Domestic and international patents for two of our products expired in June 2015. The patents accounted for approximately $4,299,637 or 47% of our revenue for the nine months ended September 30, 2016 and $4,283,055 or 53% of revenue for the nine months ended September 30, 2015.

Operating lease. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party. The 5-year Spencer Lease is for a building approximately 24,000 square feet in size, located in Las Vegas, Nevada.

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

In connection with the commencement of the Spencer Lease, the landlord agreed to finance tenant improvements (“TI Allowance”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a capital lease on the balance sheet.

Total rent expense was $165,856 and $171,840 for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum lease payments are as follows:

Twelve Months Ending September 30,	Annual Obligation
2017	$229,236
2018	237,972
2019	184,794
2020	1,401
2021	—
$653,403

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with U.S. GAAP, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the year ended December 31, 2015. Except as discussed in the following paragraph, there are no material updates to matters previously reported on Form 10-K for the year ended December 31, 2015.

On July 11, 2016, we entered into a settlement agreement (the "Settlement Agreement") with Red Card Gaming, Inc. ("RCG"), and AGS, LLC ("AGS") for purposes of resolving all disputes between the parties. Pursuant to the Settlement Agreement, among other things, RCG, AGS and the Company agreed to a mutual release of all claims and counter-claims. RCG and AGS also agreed to terminate all of their rights and obligations related to the APA, and AGS agreed to pay us the sum of $350,000 and agreed to the injunctive terms of the Final Award. Furthermore, we agreed to dismiss the complaint they filed in November 2014 against In Bet Gaming, Inc. and In Bet, LLC (collectively "In Bet"), alleging that In Bet's In-Between side bet game infringed on one of our patents. AGS became involved in an Inter-Parties Review subsequent to November 2014, concerning the patent at issue because AGS had title and interest in the game In-Between. As a result of the Settlement Agreement, we recognized settlement income of $697,214, calculated as follows:

Settlement Income	Amount
Release of accrued royalties owed to AGS	$347,214
Payment from AGS	350,000
$697,214

NOTE 11. STOCKHOLDERS’ EQUITY

In April 2015, one of our Directors, was granted 75,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $22,500, which was determined using our closing stock price as April 1, 2015, the date of the grant.  The restricted stock grant vested immediately.

In November 2015, our CFO, was granted 150,000 shares of our restricted common stock as condition of his Employment Agreement.  The fair market value of the grant was $30,000, which was determined using our closing stock price at November 14, 2015, the date of the grant. Beginning June 30, 2016, the restricted stock will vest at six-month intervals through December 31, 2018.

As a condition of his 2015 employment agreement, our CFO can elect to use up to 50% of his annual bonus to purchase shares of the Company’s common stock at a 50% discount.  The purchase price is determined by using the average closing price of the prior 10 business days discounted by 50%.  On February 28, 2016, our CFO made the election to utilize $9,000 of his annual 2015 bonus to purchase 100,000 shares of common stock at the market price of $0.18 (effective price of $0.09 after discount).  The shares vested immediately.

NOTE 12. INCOME TAXES

Our forecasted effective tax rate at September 30, 2016 is 40.8%, a 6.8% decrease from the 47.6% effective tax rate recorded at September 30, 2015. After a discrete benefit of $65,078, the effective tax rate for the nine months ended September 30, 2016 was 38.2%.  The discrete tax benefit was primarily due to changes in positions taken for uncertain tax positions.

NOTE 13. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. For the nine months ended September 30, 2016 and 2015, we issued 427,500 and 412,500 stock options, respectively. Stock options issued to members of our Board of Directors were 225,000 and 200,000 for the nine months ended September 30, 2016 and 2015, respectively. Stock options issued to independent contractors were 112,500 for each of the nine month periods ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, we issued 90,000 stock options to two employees, with a vesting period of three years.  The strike price was equal to the stock price at the date of the grant. During the nine months ended September 30, 2015, we issued 100,000 stock options to an employee, with a vesting period of three years.  The strike price was equal to the stock price at the date of the grant.

The value of all stock options granted for the nine months ended September 30, 2016 and 2015 was determined to be $85,606 and $52,600, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued Nine Months Ended September 30, 2016	Options Issued Nine Months Ended September 30, 2015
Dividend yield	0%	0%
Expected volatility	89% - 90%	84% - 85%
Risk free interest rate	1.01% - 1.22%	1.37% - 1.63%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted-average exercise price
Outstanding – January 1, 2015	381,250	$0.36
Issued	675,000	0.23
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2015	1,056,250	$0.28
Issued	427,500	0.33
Exercised	—	—
Expired	—	—
Outstanding – September 30, 2016	1,483,750	$0.29
Exercisable – September 30, 2016	1,143,750	$0.30

Share based compensation. The cost of all stock options issued has been classified as share based compensation for the nine months ended September 30, 2016 and 2015, respectively. Total share based compensation was $91,006 and $72,850 for the nine months ended September 30, 2016 and 2015, respectively.

Warrants.  On August 29, 2016, in connection with the Term Loan agreement, the Company entered into a Warrant Agreement (the "Warrant Agreement") with the lenders pursuant to which the Company issued warrants to purchase 1,965,780 shares of common stock at an initial exercise price of $0.30 per share (the "Warrants"). The number of shares of common stock issuable upon exercise of the Warrants, and/or the exercise price of such shares, is subject to standard anti-dilution adjustments in the event of stock splits, reorganizations, stock dividends, and similar events. As of the date of the Warrant Agreement, the shares of common stock issuable upon a full exercise of the Warrants would represent 5.0% of the total issued and outstanding shares of the Company's common stock. The lenders were also granted the right, but not the obligation, to purchase up to 5.0% of the total number of new securities that the Company may, from time to time, sell and issue.

The Warrants expire on August 29, 2022, and may not be exercised prior to the earliest of (a) the fifth anniversary of the Loan Agreement, (b) the date on which the obligations described in the Loan Agreement are repaid in full, or (c) the date on which the Lender declares all or any portion of the outstanding amount of the Term Loan to be due and payable under the terms of the Loan Agreement (collectively, the "Trigger Date"). Exercise of the Warrants requires a sixty (60) day prior written notice, during which time the Company may exercise its Call Right described below.

The Warrant Agreement includes a call right (the "Call Right") whereby the Company can purchase the Warrants for a fixed sum of $1,333,333 upon providing the Warrant holders with a thirty (30) day prior written notice. Furthermore, the Warrant Agreement also includes a put right (the "Put Right") whereby the Lenders may require the Company to purchase from the Lenders all or any portion of the Warrants at a purchase price equal to the lesser of (a) the fair market value of the underlying shares of common stock as of the date of exercise of the Put Right, or (b) $1,333,333. The Put Right may not be exercised prior to the Trigger Date (as defined above), and the Put Right expires on August 29, 2022.

A summary of warrant activity is as follows:

	Common stock warrants	Weighted-average exercise price
Outstanding – December 31, 2015	—	—
Issued	1,965,780	0.30
Exercised	—	—
Expired	—	—
Outstanding – September 30, 2016	1,965,780	$0.30
Exercisable – September 30, 2016	—	$—

NOTE 14. SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have evaluated all events and transactions that occurred subsequent to September 30, 2016 through the date these financial statements were issued, and we did not identify any additional material subsequent events, the effects of which would require additional disclosure or adjustment to these financial statements.

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

Results of operations for the three months ended September 30, 2016. For the three months ended September 30, 2016, our continuing operations generated gross revenues of $3,191,969 compared to gross revenues of $2,754,848 for the previous year’s comparable quarter, representing an increase of $437,121, or 15.9%.  This increase was primarily attributable to an increase in our overall billable unit count and our continued focus on premium games, which command a higher price point than side bets. Selling, general and administrative expenses for the quarter ended September 30, 2016, were $1,576,480 compared to $1,736,024 for the previous year’s third quarter, representing a decrease of $159,544, or 9.2%. The significant year-over-year changes in selling, general and administrative expenses were comprised of the following categories:

	Three months ended September 30,
	2016	2015
Compensation	$577,828	$428,342
Legal and professional fees	$152,821	$519,095

Employee compensation expenses increased as we are making investments in personnel as the company grows as well as increased commissions from greater sales throughout 2016. Legal and professional fees have decreased as ongoing legal proceedings have subsided.

Research and development expenses for the three months ended September 30, 2016 were $89,513 compared to $101,822 for the previous year’s comparable period, representing a decrease of $12,309, or 12.1%. This decrease is primarily due to less costs surrounding the development of SpectrumVision.

Results of operations for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, our continuing operations generated gross revenues of $9,240,240 compared to gross revenues of $8,021,542 for the previous year’s comparable period, representing an increase of $1,218,698 or 15.2%.  This increase was primarily attributable to an increase in our overall billable unit count and our continued focus on premium games, which command a higher price point than side bets. Selling, general and administrative expenses for the nine months ended September 30, 2016, were $4,850,785 compared to $4,995,984 for the previous year’s period, representing a decrease of $145,199, or 2.9%. The year-over-year changes in selling, general and administrative was comprised of the following categories:

	Nine months ended September 30,
	2016	2015
Compensation	$1,632,953	$1,304,295
Legal and professional fees	$1,024,710	$1,433,173

Employee compensation expenses increased as we are making investments in personnel as the company grows as well as increased commissions from greater sales throughout 2016. Legal and professional fees have decreased as ongoing legal proceedings have subsided.

Research and development expenses for the nine months ended September 30, 2016 were $270,734 compared to $371,251, representing a decrease of $100,517, or 27.1%. This decrease is primarily due to less costs surrounding the development of SpectrumVision.

Liquidity and capital resources. As of September 30, 2016 we had total current assets of $4,433,197 and total assets of $18,418,176. This compares to $3,060,695 and $17,971,048, respectively as of December 31, 2015. The increase in current assets as of September 30, 2016 was primarily impacted by an increase in cash and cash equivalents, as well as an increase in inventories. Cash increased significantly due to the effects of the August 2016 refinancing transaction. Our total current liabilities as of September 30, 2016 were $4,606,229 versus $7,954,017 as of December 31, 2015. This decrease was primarily driven by the decrease in current portions of long-term debt, an effect of the August 2016 refinancing transaction. Our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

We have undertaken certain growth initiatives to expand our recurring revenue base. As such we have made investments in personnel, inventory and research related to the development of our enhanced table systems. Additionally, we increased our sales and marketing budget and spent monies on regulatory efforts for the purpose of expanding our distribution network. We are also subject to several regulatory investigations and proceedings which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

At September 30, 2016, other than the commitment from the major shareholder of TMAX to provide a line of credit specific to acquiring inventory for the TMAX system, we do not have any available third-party lines or letters of credit. Furthermore, we do not have any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

The primary components of our operating cash flow for the nine months ended September 30, 2016, were non-cash items of $2,555,860, net income of $1,577,867, increases in accounts receivable of $107,969, inventory of $181,319 and accrued expenses of $141,841 and decreases in restricted cash of $10,009 and accounts payables of $858,954 for a total operating activities impact of an increase of $3,321,274 in cash and cash equivalents.

Cash flows used in investing activities for the nine months ended September 30, 2016 were $43,345, due to the acquisition of property and equipment.  Cash used in financing activities during the nine months ended September 30, 2016 was $1,993,009, which was comprised of principal payments towards long-term debt and capital leases, as well as principal received from long-term debt.

We incur unrealized gains and losses related to foreign currency translation adjustments, which is recorded as other comprehensive income or loss. In prior periods, we generated other comprehensive income, net of tax, related to the unrealized translation adjustment on the note payable due Prime Table Games – UK, which was due in British Sterling currency. The remaining translation adjustments relate to insignificant amounts in accounts receivable, accounts payable and accrued expenses recorded in foreign currencies. For the period ended September 30, 2016, we reclassified $239,598 out of accumulated other comprehensive income as part of the recognition of the August 2016 refinance transaction.  This amount offset the non-cash loss on extinguishment of debt.  So as long as we have balance sheet items recorded in foreign currencies, we may be subject to fluctuations against the U.S. Dollar. Additionally, as transactions are settled, the foreign currency translations are realized and recorded as selling, general and administrative expenses on the statement of operations. Such realized translation adjustments are not material for the nine months ended September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016 our disclosure controls and procedures were effective.

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

On July 11, 2016, we entered into a settlement agreement (the "Settlement Agreement") with RCG and AGS for purposes of resolving the Nevada Litigation as well as the "In Bet Litigation" further referenced below. Pursuant to the Settlement Agreement, among other things, RCG, AGS and us agreed to a mutual release of all claims and counter-claims. RCG and AGS also agreed to terminate all of their rights and obligations related to the APA, and AGS agreed to pay us the sum of $350,000 and agreed to the injunctive terms of the Final Award. Furthermore, we agreed to dismiss the complaint we filed in November 2014 against In Bet Gaming, Inc. and In Bet, LLC (collectively "In Bet"), alleging that In Bet's In-Between side bet game infringed one of our patents. AGS became involved in an Inter-Partes Review subsequent to November 2014 concerning the patent at issue because AGS had title and interest in the game In-Between.

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

Galaxy Gaming, Inc.

Date:	November 14, 2016

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 14, 2016

	By:	/s/ GARY A. VECCHIARELLI
Gary A. Vecchiarelli
Chief Financial Officer (Principal Accounting Officer)