Form 10-K
period 2016-12-31
Galaxy Gaming, Inc.
filed 2017-04-17
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                      to

Commission file number : 000-30653

Galaxy Gaming, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6767 Spencer Street – Las Vegas, NV 89119
(Address of principal executive offices)	(Zip Code)
(702) 939-3254
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $4,665,166. Shares of common stock held by each officer and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliation status is not a determination for other purposes.  The registrant has one class of securities, its common stock.

As of April 14, 2017, the registrant had 39,365,591 shares of common stock outstanding.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation, the company filing this report. Unless indicated otherwise, the terms and titles, “Chief Executive Officer,” “CEO,” “Interim CFO,” “Chairman,” “Chairman of the Board” and “President” refers to Mr. Robert B. Saucier; “Former CFO,” “Former Chief Financial Officer,” “Former Secretary” and “Former Treasurer,” refers to Mr. Gary A. Vecchiarelli; and “Board” refers to the Company’s board of directors.

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

PART I

ITEM 1. BUSINESS

BUSINESS

We are an established global gaming company providing to casinos specialized services that improve their table game operations.  Our services are designed to enhance the player’s experience and increase the profitability of our clients and include the design, development, manufacture and acquisition of proprietary table games and associated technology, platforms, systems, expert consultation and other services.

History and Development of Galaxy Gaming

In 1997, Galaxy Gaming Corporation (“GGCORP”) was formed and distributed a side bet for the game of blackjack known as Horseshoe Blackjack.  GGCORP later modified the invention, changed its name to Lucky Ladies and filed for a patent, which was later granted.

In 2002, Galaxy Gaming, LLC (“GGLLC”) acquired the business and assets of GGCORP.  Lucky Ladies remained GGLLC’s only product until late 2002, when it debuted a new casino poker game called Texas Shootout.  This game quickly became popular with casinos and their customers.  GGLLC later increased its sales force, expanded its distribution channels and introduced new products and services using reinvested earnings.

Galaxy Gaming, Inc. (“GGINC”) was formed in 2006 and subsequently acquired the assets and business operations of GGLLC.

In 2009, GGINC executed a share exchange and reverse merger with Secured Diversified Investment, Ltd. (“SDI”).  After the reverse merger, SDI merged with its wholly-owned subsidiary, GGINC, pursuant to Nevada Revised Statutes 92A.180 and changed the name of the company formerly known as SDI to “Galaxy Gaming, Inc.” which remains the operating company as of the date of this report.

Products and Services

Casinos use our proprietary products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players.  We market our products and services to land-based, riverboat, cruise ship and internet gaming companies located in North America, the Caribbean, Central America, the British Isles, Europe and Africa and to cruise ships and internet gaming sites worldwide.  We currently serve over 600 casinos that use our enhancements on approximately 5,000 gaming tables.  Additional information regarding our products and services may be found on our website, www.galaxygaming.com.  Information found on the website should not be considered part of this report.

Proprietary Table Games. Casinos use Proprietary Table Games in lieu of those games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability.  Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.”  Side Bets are proprietary features and wagering schemes typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games.  Examples of our Side Bets include Lucky Ladies, 21+3 and Bonus Craps.  Premium Games are unique stand-alone games with their own unique set of rules and strategies.  Examples of our Premium Games include High Card Flush, Three Card Poker and Texas Shootout.  Generally, Premium Games generate higher revenue per table placement than the Side Bet games.

Enhanced Table Systems.  Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security.  An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to seamlessly collect data by detecting player wagers and other game activities.  This valuable information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms.  Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate additional player interest and to promote various aspects of the game.  The BJS system is also used to network numerous gaming tables together into a common system either within a casino or the interconnection of multiple casinos, which we refer to as our Inter-Casino Jackpot System.

e-Tables.  In 2011, we licensed worldwide rights (excluding Oklahoma, Kentucky and the Caribbean) to the TableMAX e-Table system.  Simultaneously we obtained e-Table rights to the casino table games Caribbean Stud, Caribbean Draw, Progressive Blackjack, Texas Hold’em Bonus and Blackjack Bullets.  A description of this agreement is contained in Note 8 of our audited financial statements included in Item 8.  The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform.  In July 2016, we notified TableMAX Corporation of our intent to terminate our agreement with them effective December 31, 2016.  As of the date of this report, we are temporarily providing service on behalf of TableMAX Corporation for one tribal casino operator.

SpectrumVision.  In 2014, we licensed worldwide rights to a patented technology that detects invisible card markings.  In recent years, there has been a significant increase in the number of businesses that offer tools that allow individuals to cheat casinos and card rooms.  These businesses, typically located in China or Eastern Europe, are booming due to the significant revenues they are deriving from sales of cheating products all around the world.  These products typically include daubs or inks that can be used by players to mark cards.  The markings can only be seen by using discrete technology, special glasses or contact lenses.  If a player is able to recognize any face down cards on the table or next card to be dealt, the player can obtain a significant edge resulting in an unfair game and potential significant loses to casinos or other players.  Upon licensing, we further refined and developed the technology which, we branded SpectrumVision.  The SpectrumVision technology utilizes highly specialized and customized optics to see markings on playing cards that would otherwise be invisible or undetectable to the naked eye and surveillance cameras.  SpectrumVision has the ability to see such marking using the entire spectrum of ultra-violet, infrared and natural light.  Units of SpectrumVision began shipping in 2015.

Recurring Revenue & Gross Margins

The majority of our clients contract with us to use our services on a month-to-month basis with typically a 30 – 45 day termination notice requirement.  We invoice our clients monthly (a majority of whom are in advance) unless they have contracted with us to pay for actual services used, in which case we bill in arrears.  Recurring revenues accounted for over 99% of our total revenues in 2016 and generally have few direct costs thereby generating high gross profit margins in excess of 90%.  In lieu of reporting as “gross profit,” this amount would be comparable to “revenues less cost of ancillary products and assembled components” shown on our financial statements included in this report.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this report.

STRATEGY

We believe that entertaining casino games will enhance players’ experiences and generate brand loyalty, resulting in increased profits for our casino clients.  We continue to expand our product offering by focusing on innovative products and services.  As we continue to develop and enhance our brand and reputation, we anticipate expanding to new product lines and services that complement our overall strategy and enhance our market presence.

Our long-term business strategy focuses on increasing our value to our casino clients by offering them enhanced services and support, and by producing innovative products and game play methodologies that their players enjoy.  We believe that by increasing the value of our products and services to our clients, we can continue to build our recurring revenues in both existing and emerging markets.  To achieve this objective, we employ the following strategies:

1.	Expand our inventory of services, products and technologies;
2.	Increase our per unit price point by leveraging our Enhanced Table Systems;
3.	Expand our revenues from ancillary products.

Expand our inventory of services, products and technologies.  Historically, only one company in the table game industry, Scientific Games, Inc. (formerly SHFL Entertainment, Inc.)  (“Scientific Games”), has had the ability to offer casinos nearly all of the table game products they require.  Scientific Games’ unique ability to offer numerous products both in terms of game content and what they term as “utility” products (e.g. card shufflers, smart dealing shoes, baccarat displays, etc.), has stifled competition from other companies, including us, who are disadvantaged without a complete product line offering.  Our strategy is to be an alternative for casino operators by offering a complete and comprehensive portfolio of services, games, products, systems, technologies and methodologies for casino table games.  If we achieve this objective, we intend to offer complete turn-key systems rather than compete solely as a purveyor of individual products.  We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.  We expect to accomplish this strategic shift through internal development of new products and services as well as continued acquisitions from others.  By offering casinos a complete package of product and services, we believe our competitiveness in the marketplace will increase.

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

Expand our revenues from ancillary products.  Historically, the amount of revenue we received from ancillary products is a small percentage of our total revenues.  Although we will continue to focus on our core business leading to the accumulation of high-margin recurring revenues, we believe there exists opportunities for us to expand our product offerings, within the table game category, without disrupting our current business operations.  One such example is the continued growth of revenues we receive from on-line gaming, which continues to grow each quarter.  We are researching other opportunities and expect our revenue from ancillary products to steadily increase.

COMPETITION

We compete with several companies that develop and provide proprietary table games, electronic platforms, game enhancements and services.  We believe that the principal competitive factors in our market include products and services that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.

We believe that our success will depend upon our ability to remain competitive in our field.  Competition can be based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Larger competitors may have longer operating histories, greater brand recognition, more firmly established supply relationships, superior capital resources, distribution and product inventory than we do.  Smaller competitors may be more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  We compete with others in efforts to obtain or create innovative products, obtain financing, acquire other gaming companies, and license and distribute products.  We compete on these bases, as well as on the strength of our sales, service and distribution channels.

Our competitors include, but are not limited to, Scientific Games, American Gaming Systems, TCS/John Huxley and Masque Publishing.  Moreover, we expect additional competitors to emerge in the future.  There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

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

RESEARCH AND DEVELOPMENT

We strive to develop and maintain a robust pipeline of new products and services to bring to market.  We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers at our corporate offices to support, improve and upgrade our products and to develop and explore other potential table game products, technologies, methodologies and services.  We also use contracted third party developers and engineers.

We have incurred approximately $354,000 and $455,000 in research and development expenditures during 2016 and 2015, respectively. Consistent with our increased focus on development of new product and services, we anticipate significant increases in research and development expenditures in 2017 and future years.

INTELLECTUAL PROPERTY

Our products and the intellectual property associated with them are typically protected by patents, trademarks, copyrights and other licensing agreements.  There can be no assurance that the steps we have taken to protect our intellectual property will be sufficient.  In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of infringement.  Furthermore, other companies could develop similar or superior products without violating our intellectual property rights.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail.

We have been subject to litigation claiming that we have infringed the rights of others and/or that certain of our patents and other intellectual property are invalid or unenforceable.  We have also brought actions against others to protect our rights.  See “Item 3. Legal Proceedings” and Note 11 of our audited financial statements included elsewhere in this report.

GOVERNMENT REGULATION

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products.  The manufacturing and distribution of casino games, gaming equipment, systems technology and related services, as well as the operation of casinos, are all subject to regulation by a variety of federal, state, international, tribal, and local agencies with the majority of oversight provided by individual state gaming control boards. While the regulatory requirements vary by jurisdiction, most require:

•	Findings of suitability for the company, individual officers, directors, key employees and major shareholders;
•	Documentation of qualification, including evidence of financial stability;
•	Specific product approvals for gaming equipment manufacturers; and
•	Licenses, registrations and/or permits.

Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive.  Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable.  We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals.  These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations.  We have authorizations with certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos.  These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.

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

We have obtained or applied for all required government licenses, permits, registrations, findings of suitability and approvals necessary to manufacture and distribute gaming products in all jurisdictions where we directly operate.  Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction.

In addition to what may be required of our officers, board members, key employees and substantial interest holders, any of our stakeholders, including but not limited to investors, may be subject to regulatory requests and suitability findings.  Failure to comply with regulatory requirements or obtaining a finding of unsuitability by a regulatory body could result in a substantial or total loss of investment.

Gaming jurisdictions.  Legalized gaming jurisdictions typically require various licenses, registrations, findings of suitability, permits, and approvals of manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control.  In general, such requirements involve restrictions and approvals.  Additionally, we license and/or lease our products through licensed distributors.

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

EMPLOYEES

We have 25 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6767 Spencer Street, Las Vegas, Nevada.  We currently occupy approximately 24,000 square feet of combined office and warehouse space and pay approximately $18,000 in monthly rent to a third party pursuant to a lease entered into effective in 2014. See Note 11 to our audited financial statements included in Item 8 for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business.  A description of these matters is contained in Note 11 to our audited financial statements included in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace (“OTCQB”). Our ticker symbol trades under the symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCQB.

	2016		2015
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	0.22	0.12	0.39	0.28
June 30,	0.39	0.18	0.30	0.16
September 30,	0.52	0.26	0.30	0.16
December 31,	0.64	0.46	0.27	0.17

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty buying or selling our securities.

HOLDERS OF OUR COMMON STOCK

As of April 14, 2017, we had 39,365,591 shares of our common stock issued and outstanding, held by approximately 400 shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not yet adopted any formal equity compensation plans. During the three months ended December 31, 2016, we issued 75,000 stock options to members of our Board of Directors, which were valued at $30,116 using the Black-Scholes model. In addition, during the three months ended December 31, 2016, we issued 37,500 options to independent contractors, which were valued at $15,058 using the Black-Scholes model. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, manufacture and market technology and entertainment-based products and services for the gaming industry for placement on the casino floor. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment.  Our products and services are offered in highly regulated markets throughout the world. Our products and services are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

As discussed in Note 1 to our audited financial statements included in Item 8, the 2015 financial statements have been restated to correct certain errors noted during the preparation of the 2016 financial statements.  The restatements to reflect the correction of these errors are referred to herein collectively as the "Restatement." For further information regarding the Restatement, see our Current Report on Form 8-K filed with the SEC on April 3, 2017.

Results of operations for the years ended December 31, 2016 and 2015. For the year ended December 31, 2016 our gross revenues increased $1,499,042 or 14%, to $12,450,712, as compared to $10,951,670 in 2015. The increase was due primarily to our focus on Premium Games such as High Card Flush, which command a higher price point per unit, and the improved performance of side bet games such as 21+3 and Bonus Craps.  Our gross revenues include $12,436,748 of revenues derived from recurring product leases and royalties in 2016, which accounted for 99.9% of our total revenue, compared to $10,915,410 or 99.7% in 2015. We consider our revenues from product leases and royalties to be our recurring revenues, and expect such revenues to provide the majority of our income going forward.

Selling, general and administrative expenses decreased $388,896, or 5%, to $6,730,215 in 2016 compared to $7,119,111 in 2015. The decrease was primarily due to a significant reduction in legal fees, which was partially offset by increases in employee compensation.

	Year ended December 31,
	2016	2015
Compensation	$ 2,163,521	$ 1,780,139
Legal and professional fees	$ 376,270	$ 1,471,365

Employee compensation expenses increased as a result of our investments in personnel as we grow as well as higher sales commissions due to higher revenues throughout 2016. Legal and professional fees have decreased due to the completion of legal proceedings.

Research and development expenses decreased $101,124, or 22%, to $353,816 in 2016 compared to $454,940 in 2015.  This decrease is primarily due to reduced costs surrounding the development of SpectrumVision.

Income from operations increased $1,900,489, or 128%, to $3,388,639 in 2016 compared to $1,488,150 in 2015. This increase was primarily attributable to higher revenues and lower selling, general and administrative expenses.

Settlement income was $697,214 in 2016 compared to zero in 2015. On July 11, 2016, we entered into a settlement agreement (the "Settlement Agreement") with Red Card Gaming, Inc. and AGS, LLC (“AGS”) to settle all claims and counter-claims related to contract dispute litigation. As a result of the Settlement Agreement, we recognized settlement income of $697,214, which includes a $350,000 payment from AGS and a release of $347,214 in accrued contingent consideration owed to AGS.

Total interest expense increased $161,727, or 15% to $1,209,160 for 2016 compared to $1,047,433 in 2015. The increase in interest expense is primarily due to the 2016 Term Loan Facility completed in August 2016, partially offset by reduced interest expense as a result of the payoff of the notes payable to Prime Table Games LLC and Prime Table Games UK (the “PTG Notes”) concurrently.

The change in estimated fair value of warrants issued in connection with the 2016 Term Loan Facility was $126,897 for 2016 compared to zero in 2015. The estimated fair value is determined using the Black-Scholes pricing model.

Income tax provision increased $575,808 or 295% to $770,723 in 2016 compared to $194,915 in 2015.  This is attributable to the increases in total revenue.

Adjusted EBITDA. Adjusted EBITDA includes adjustment to net income to exclude interest, taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, change in estimated fair value of warrant liability, and settlement income. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income from operations to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2016	2015 (restated)
Net income	$1,765,202	$473,264
Interest income	(202)	(13,336)
Interest expense	1,209,160	1,047,433
Income tax provision	770,723	194,915
Depreciation and amortization	1,698,033	1,673,862
Share based compensation expense	145,732	119,677
Loss on extinguishment of debt	515,037	—
Foreign currency gain	(300,964)	(214,126)
Change in estimated fair value of warrant liability	126,897	—
Settlement income	(697,214)	—
Adjusted EBITDA	$5,232,404	$3,281,689

Liquidity and capital resources. As of December 31, 2016, we had total current assets of $5,148,434 and total assets of $19,011,945. This compares to $3,060,695 and $18,281,808, respectively as of December 31, 2015. The increase in current assets as of December 31, 2016 was primarily attributable to an increase in cash and cash equivalents, accounts receivable, net and prepaid expense and other assets. Cash increased significantly due to the effects of the August 2016 refinancing transaction. Our total current liabilities as of December 31, 2016 were $4,708,685, compared to $8,000,109 as of December 31, 2015. This decrease was primarily driven by the decrease in current portions of long-term debt, as a result of the August 2016 refinancing transaction. Our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

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

At December 31, 2016, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities provided $4,167,531 in cash for the year ended December 31, 2016, compared to $3,555,874 for the year ended December 31, 2015. The increase in operating cash flow was primarily due to the increases in net income, income taxes payable and deferred revenue, partially offset by decreases in accounts payable.

Additionally, investing activities used cash of $82,702 for the year ended December 31, 2016, compared to $45,638 for the year ended December 31, 2015.  In both years, these amounts are due to the acquisition of property and equipment.

Cash used in financing activities during the year ended December 31, 2016, was $2,318,805 compared to $3,488,519 for the year ended December 31, 2015.  These amounts were comprised of principal payments towards long-term debt and capital leases, partially offset by the proceeds received from long-term borrowings.

We intend to fund our continuing operations through increased sales and cash flow. Additionally the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. Despite this funding, there can be no assurance that we will be successful in raising additional funding, if necessary. If we are not able to secure additional funding, the implementation of our business plan could be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

Critical Accounting Policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 2 of our financial statements included in Item 8 for further detail on these critical accounting policies.

Off balance sheet arrangements. As of December 31, 2016, there were no off balance sheet arrangements.

Significant equipment. While we anticipate additional purchases of furniture and equipment in conjunction with our personnel expansion, we do not anticipate such purchases to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Galaxy Gaming, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2016, and the related statements of income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

We also have audited the adjustments described in Note 1 that were applied to restate the 2015 financial statements to correct errors noted during the preparation of the 2016 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2015 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 financial statements taken as a whole.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

April 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Galaxy Gaming, Inc.

We have audited the accompanying balance sheet of Galaxy Gaming, Inc. as of December 31, 2015 and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2015. Galaxy Gaming, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Gaming, Inc. as of December 31, 2015, the results of its operations, and its cash flows, for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Piercy Bowler Taylor & Kern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 30, 2016

GALAXY GAMING, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

ASSETS	2016	2015
Current assets:		(restated)
Cash and cash equivalents	$2,304,761	$570,623
Restricted cash	84,577	97,859
Accounts receivable, net of allowance for bad debts of $31,125 and $30,944	2,137,245	1,828,669
Inventory, net	427,105	411,700
Deferred tax asset	—	43,017
Prepaid expense and other	194,747	108,827
Total current assets	5,148,435	3,060,695
Property and equipment, net	356,253	298,877
Products leased and held for lease, net	212,131	134,485
Goodwill and other intangible assets, net	12,846,019	14,352,636
Deferred tax assets, net	367,057	393,321
Other assets, net	82,050	41,794
Total assets	$19,011,945	$18,281,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461,913	$1,421,848
Accrued expenses	1,109,428	850,891
Income taxes payable	786,430	189,496
Deferred revenue	1,014,731	717,690
Jackpot liabilities	90,960	106,671
Deferred rent, current portion	14,938	6,197
Current portion of long-term debt and capital lease obligations	1,230,285	4,707,316
Total current liabilities	4,708,685	8,000,109
Deferred rent, net	37,704	52,643
Capital lease obligations, net	46,978	78,008
Warrant liability	923,616	—
Long-term debt, net	8,669,151	7,436,171
Total liabilities	14,386,134	15,566,931
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,315,591 and 39,215,591 shares issued and outstanding, respectively	39,316	39,216
Additional paid-in capital	3,109,473	2,963,841
Accumulated earnings (deficit)	1,477,022	(288,180)
Total stockholders’ equity	4,625,811	2,714,877
Total liabilities and stockholders’ equity	$19,011,945	$18,281,808

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Revenue:		(restated)
Product leases and royalties	$12,436,748	$10,915,410
Product sales and service	13,964	36,260
Total revenue	12,450,712	10,951,670
Costs and expenses:
Cost of ancillary products and assembled components	134,277	95,930
Selling, general and administrative	6,730,215	7,119,111
Research and development	353,816	454,940
Depreciation and amortization	1,698,033	1,673,862
Share-based compensation	145,732	119,677
Total costs and expenses	9,062,073	9,463,520
Income from operations	3,388,639	1,488,150
Other income (expense):
Settlement income	697,214	—
Interest expense	(1,209,160)	(1,047,433)
Loss on extinguishment of debt	(515,037)	—
Foreign currency exchange gains	300,964	214,126
Change in estimated fair value of warrant liability	(126,897)	—
Interest income	202	13,336
Total other expense	(852,714)	(819,971)
Income before provision for income taxes	2,535,925	668,179
Provision for income taxes	(770,723)	(194,915)
Net income	$1,765,202	$473,264
Net income per share, basic	$0.05	$0.01
Net income per share, diluted	$0.04	$0.01
Weighted-average shares outstanding:
Basic	39,162,303	39,066,415
Diluted	39,592,827	39,123,489

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Equity
Beginning balance, January 1, 2015 (restated)	38,990,591	$38,991	$2,844,488	$(761,444)	$2,122,035
Net income (restated)				473,264	473,264
Share based compensation expense	225,000	225	119,353		119,578
Balance, December 31, 2015 (restated)	39,215,591	39,216	2,963,841	(288,180)	2,714,877
Net income				1,765,202	1,765,202
Share based compensation expense	100,000	100	145,632		145,732
Balance, December 31, 2016	39,315,591	$39,316	$3,109,473	$1,477,022	$4,625,811

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:		(restated)
Net income	$1,765,202	$473,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,698,033	1,673,862
Amortization of debt issuance costs and debt discount	217,350	208,632
Provision for bad debt expense	13,849	33,907
Inventory reserve	26,425	54,696
Loss on extinguishment of debt	515,037	—
Change in estimated fair value of warrant liability	126,897	—
Deferred income tax provision	69,280	25,674
Share-based compensation	145,732	119,677
Changes in operating assets and liabilities:
Decrease in restricted cash	13,282	10,054
Increase in accounts receivable	(322,423)	(389,834)
Increase in inventory	(177,511)	(288,795)
(Increase) decrease in prepaid expenses and other current assets	(126,176)	34,197
(Decrease) increase in accounts payable	(959,936)	903,420
Increase in income tax payable	628,821	297,421
Increase in accrued expenses	258,537	331,725
Increase in deferred revenue	297,041	70,065
Decrease in jackpot liabilities	(15,711)	(4,689)
(Decrease) increase in deferred rent	(6,198)	2,598
Net cash provided by operating activities	4,167,531	3,555,874
Cash flows from investing activities:
Acquisition of property and equipment	(82,702)	(45,638)
Cash flows from financing activities:
Proceeds received from long-term debt	10,500,000	—
Principal payments on capital lease obligations	(59,197)	(66,273)
Principal payments on long-term debt	(12,121,613)	(3,422,246)
Payments of debt issuance costs	(637,995)	—
Net cash used in financing activities	(2,318,805)	(3,488,519)
Effect of exchange rate changes on cash	(31,886)	(11,278)
Net increase in cash and cash equivalents	1,734,138	10,439
Cash and cash equivalents – beginning of period	570,623	560,184
Cash and cash equivalents – end of period	$2,304,761	$570,623
Supplemental cash flow information:
Cash paid for interest	$1,221,390	$1,036,288
Inventory transferred to leased assets	$135,681	$55,188
Cash paid for income taxes	$71,700	$—
Supplemental non-cash financing activities information:
Effect of exchange rate on long-term debt payable in foreign currency	$-	$27,597
Issuance of warrants in conjunction with term loan	$796,719	$-
Assets acquired in exchange for note payable	$108,055	$-
Offsetting of related party note receivable and note payable	$—	$383,298

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1. NATURE OF OPERATIONS AND RESTATEMENT

Nature of operations. Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a publicly reporting Nevada corporation (“Galaxy Gaming”). “GGLLC” refers to Galaxy Gaming, LLC, a Nevada limited liability company that was a predecessor of our business but is not directly associated with Galaxy Gaming, Inc.

We are an established global gaming company specializing in the design, development, manufacturing, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices designed to enhance the player experience.

Restatement. The financial statements as of and for the year ended December 31, 2015 have been restated to correct the following errors noted during the preparation of the 2016 financial statements: (i) the amortization of original issue discount (“OID”) related to notes payable to Prime Table Games LLC and Prime Table Games UK (the “PTG Notes”) was not previously deducted from taxable income in our federal tax returns from 2011 through 2015, which resulted in an understatement of deferred tax assets and an overstatement of the income tax provision in those periods; and (ii) foreign currency exchange gains and losses related to the PTG Notes were incorrectly reported as other comprehensive income instead of earnings (i.e., non-operating income). The restatements to reflect the correction of both errors are referred to herein collectively as the "Restatement."

The table below sets forth the amounts as originally reported for balance sheet categories affected by the Restatement, the effect of the Restatement and restated balances as of December 31, 2015:

	As Originally Reported	Impact of Restatement	As Restated
Deferred tax asset, noncurrent	$82,561	$310,760	$393,321
Total assets	17,971,048	310,760	18,281,808
Income taxes payable	170,331	19,165	189,496
Accrued expenses	823,964	26,927	850,891
Total current liabilities	7,954,017	46,092	8,000,109
Accumulated deficit	(792,446)	504,266	(288,180)
Accumulated other comprehensive income	239,598	(239,598)	—
Total stockholders' equity	2,450,209	264,668	2,714,877
Total liabilities and stockholders' equity	17,971,048	310,760	18,281,808

The table below sets forth the amounts as originally reported for the categories presented in the statement of income that were affected by the Restatement, effect of the Restatement and restated amounts for the year ended December 31, 2015:

	As Originally Reported	Impact of Restatement	As Restated
Selling, general and administrative	$7,133,681	$(14,570)	$7,119,111
Foreign currency exchange gains	—	214,126	214,126
Provision for income taxes	(251,629)	56,714	(194,915)
Net income	187,854	285,410	473,264

The table below sets forth the amounts as originally reported for the categories presented in the statement of cash flow that were affected by the Restatement, effect of the Restatement and restated amounts for the years ended December 31, 2015:

	As Originally Reported	Impact of Restatement	As Restated
Net income	$187,854	$285,410	$473,264
Income tax provision	251,629	(225,955)	25,674
Increase in income taxes payable	109,015	188,406	297,421
Increase in accrued expenses	304,798	26,927	331,725
Net cash provided by operating activities	3,281,086	274,788	3,555,874
Principal payments on notes payable	(3,147,458)	(274,788)	(3,422,246)
Net cash used in financing activities	(3,213,731)	(274,788)	(3,488,519)

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

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP. Revenues are recognized as income when earned and expenses are recognized when they are incurred. We do not have significant categories of cost of revenues. Expenses such as wages, consulting expenses, legal, regulatory and professional fees and rent are recorded when the expense is incurred.

Cash and cash equivalents. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents. Our bank accounts are deposited in insured institutions. The funds are insured up to $250,000 per account. To date, we have not experienced uninsured losses and we believe the risk of future loss is negligible.

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

Products leased and held for lease, net. We develop products intended primarily to be leased by casinos, which are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a three-year period. See Note 6.

Property and equipment, net. Property and equipment are being depreciated over their estimated useful lives, 3 to 5 years, using the straight-line method of depreciation for book purposes. See Note 5.

Goodwill. A goodwill balance of $1,091,000 was created as a result of the Prime Table Games asset acquisition completed in 2011. This asset is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. If found to be impaired, the carrying amount will be reduced and an impairment loss will be recognized.

Other intangible assets, net. These intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives:

Client installation base	60 months
Patents	87 - 132 months
Trademarks	144 - 360 months
Client relationships	264 months

The intangible assets are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  See Note 7.

Impairment of other long-lived assets. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments. We estimate fair value for financial assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (ASC 820). ASC 820 defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, income taxes payable and jackpot liabilities approximates the carrying amount of these financial instruments due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of December 31, 2016, the six-year common stock warrants issued to the lenders of the August 2016 $10,500,000,Term Loan (the “Term Loan”) to purchase 1,965,780 shares of our common stock (the “Warrants”) were the only financial instrument measured at estimated fair value on a recurring basis. See Note 14.

Leases.  We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent.  The landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000.  See Note 9.  These improvements have been recorded as a capital lease and amortized over the life of the lease.

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

Foreign currency transactions.  We record foreign currency transactions at the exchange rate prevailing at the date of the transaction. Subsequent exchange gains and losses from foreign currency remeasurements are included in other income (expense) of our statements of income.

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We account for income taxes in accordance with ASC Topic 740, Income Taxes. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2016 and 2015, we did not record a valuation allowance.

We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  See Note 13.

Judgment is required in determining the provision for incomes taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

Net income per share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year. Diluted earnings per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and warrants, if applicable, during the year, using the treasury stock method.

Share-based compensation. We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the grant date trading price of our stock.  The fair value of stock option awards (Note 14) is estimated at the grant date using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

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

Common stock warrants. We account for common stock warrants (Note 14) pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of unregistered securities upon exercise.  We classify the warrants on the balance sheet as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the Warrants are reflected in the statement of operations as “Change in estimated fair value of warrant liability.” No warrants have been exercised as of December 31, 2016.

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

Recently adopted accounting standards

Debt Issuance Costs.  In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs.  ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, which amended Subtopic 835-30 for the presentation and subsequent measurement of issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is required to be applied retrospectively to all periods presented.  The adoption of this guidance in 2016 did not have a material effect on our financial condition, results of operations or cash flows.

Business Combinations.  In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination.  It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The adoption of this guidance in 2016 did not have a material effect on our financial condition, results of operations or cash flows.

Deferred Taxes.  In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet.  Instead, all deferred tax assets and liabilities will be required to be presented as non-current.  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The amendments in this guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with earlier application permitted for financial statements that have not been issued.  We early adopted this ASU as of December 31, 2016. The adoption of this ASU did not have a material impact on our financial statements.

New accounting standards not yet adopted

Revenue Recognition.  In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which is a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance, including industry-specific guidance.  Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  Early adoption of the standard is permitted but not before the original effective date of December 15, 2016.  The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption.  We are currently evaluating the impact of adopting this guidance; however, we expect to adopt using the modified retrospective approach.

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

Stock-based compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

On December 31, 2007, as a part of our acquisition of assets from GGLLC, we acquired a note receivable from Abyss Group, LLC (“Abyss”), an entity that was formerly related to the wife of our CEO (the “Related Party Note Receivable”).  Subsequently, Abyss assigned the note to Carpathia Associates, LLC (“Carpathia”), an entity controlled by our CEO.  The note receivable was a ten-year unsecured note with a 6% fixed interest rate, which required monthly principal and interest payments of $6,598 with the unpaid principal and interest due in February 2017.  The terms of the note were amended whereby the monthly principal and interest payment was reduced to $3,332 and the unpaid principal and interest was to be due August 2015.

As part of the acquisition of assets from GGLLC in 2007, we entered into a note payable to GGLLC.  Subsequently, GGLLC assigned the note payable to Carpathia (the “Carpathia Note Payable”). The Carpathia Note Payable originally required monthly principal and interest payments of $9,159 at a fixed interest rate of 7.3% through February 2017, at which time a balloon payment of $1,003,000 would be due.

On August 10, 2015, our Board of Directors approved an agreement of offset (the “Offset Agreement”) between us and Carpathia.  The Offset Agreement amended the terms of the Related Party Notes Receivable and the Carpathia Note Payable and offset these two notes between the two parties.  The effective result is that the balloon payment of $437,313, due in August 2015 under the original terms of the Related Party Notes Receivable, will be applied to reduce the balance then owed on the Carpathia Note Payable.  The Board believes that we benefit from the arrangement as the Offset Agreement extends the Carpathia Note Payable’s balloon payment of $354,480 from February 2017 to December 2018.

The balance of the Related Party Note Receivable was $0 at December 31, 2016 and 2015.  Interest income associated with this note receivable was $0 and $13,443 for December 31, 2016 and 2015, respectively.

The balance of the Carpathia Note Payable was $509,135 and $579,083 at December 31, 2016 and 2015, respectively.  Interest expense associated with this note payable was $39,963 and $60,985 for December 31, 2016 and 2015, respectively.

On October 26, 2015, we entered into a Promissory Note (the “Saucier Note”) with our CEO, pursuant to which our CEO loaned us $500,000 for working capital purposes.  In April 2016, pursuant to the terms of the Saucier Note, we paid $535,000 in full satisfaction of the balance due, relieving us of any further payments or obligations under this arrangement.

NOTE 4. INVENTORY, NET

Inventory consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Raw materials and component parts	$171,478	$231,709
Work-in-process	151,671	39,463
Finished goods	128,956	170,528
Inventory, gross	452,105	441,700
Less: inventory reserve	(25,000)	(30,000)
Inventory, net	$427,105	$411,700

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2016 and 2015:

	2016	2015
Furniture and fixtures	$269,471	$211,411
Automotive vehicles	202,143	94,087
Leasehold improvements	156,843	156,843
Computer equipment	105,114	89,203
Office equipment	37,871	29,140
Property and equipment, gross	771,442	580,684
Less: accumulated depreciation	(415,189)	(281,807)
Property and equipment, net	$356,253	$298,877

Included in depreciation expense was $133,381 and $128,859 related to property and equipment for the years ended December 31, 2016 and 2015, respectively.

Property and equipment, net included $156,843 and $250,813 of leasehold improvements acquired under capital leases as of December 31, 2016 and 2015, respectively.  Accumulated depreciation of assets acquired under capital leases totaled $82,183 and $104,909 at December 31, 2016 and 2015, respectively. See Note 9.

NOTE 6. PRODUCTS LEASED AND HELD FOR LEASE, NET

Products leased and held for lease, net consisted of the following at December 31, 2016 and 2015:

	2016	2015
Enhanced table systems	$424,364	$288,683
Less: accumulated depreciation	(212,233)	(154,198)
Products leased and held for lease, net	$212,131	$134,485

Included in depreciation expense was $58,035 and $46,367 related to products leased and held for lease for the years ended December 31, 2016 and 2015, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at December 31, 2016 and 2015:

	2016	2015
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,615,967	13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Licensing agreements	—	35,000
Other intangible assets, gross	20,415,967	20,450,967
Less: accumulated amortization	(8,660,948)	(7,189,331)
Other intangible assets, net	11,755,019	13,261,636
Goodwill and other intangible assets, net	$12,846,019	$14,352,636

Included in amortization expense was $1,506,617 and $1,495,012 related to the above intangible assets for the years ended December 31, 2016 and 2015, respectively.

Estimated amortization expense to be recorded for the twelve months ending 2017 through 2021 and thereafter are as follows:

Twelve Months Ending December 31,	Annual Amortization
2017	$1,473,295
2018	1,464,551
2019	1,464,551
2020	1,446,218
2021	1,395,081
Thereafter	4,511,323
Total amortization	$11,755,019

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2016 and 2015:

	2016	2015
		(restated)
TableMAX license fee	$470,512	$136,785
Payroll and related	405,553	157,661
Professional fees	59,567	154,888
Commissions and royalties	54,551	281,249
Accrued interest	2,602	14,832
Other	116,643	105,476
Total accrued expenses	$1,109,428	$850,891

TableMAX license fee. Under the terms of a five-year licensing agreement (the “ TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada, we have exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain related game titles.  Pursuant to the terms of the TMAX Agreement, the licensee fee payable to TMAX is dependent upon our generating profitable operating results specifically from the use of TMAX products.  To the extent there are net profits (as defined in the TMAX Agreement), a percentage of such net profits is payable to TMAX depending on the number of TMAX product installations.  The TMAX Agreement expired during 2016, and we are currently negotiating the licensing fee that may be payable to TMAX.

NOTE 9. CAPITAL LEASE OBLIGATIONS, NET

Capital lease obligations, net consisted of the following at December 31, 2016 and 2015:

	2016	2015
Capital lease obligation – leasehold improvements	$78,008	$107,365
Capital lease obligation – office furniture	—	29,839
Total capital lease obligations	78,008	137,204
Less: Current portion	(31,030)	(59,196)
Capital lease obligations, net	$46,978	$78,008

The capital lease obligation – leasehold improvements requires 60 monthly payments of $2,879, including 5.5% interest, beginning May 2014 through May 2019.

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada.  As of December 31, 2016, annual requirements for capital leases obligations are as follows:

Total
2017	$31,030
2018	32,780
2019	14,198
Total minimum lease payments	$78,008

NOTE 10. NOTES PAYABLE

Notes payable consisted of the following at December 31, 2016 and 2015:

	2016	2015
Term loan	$10,500,000	$—
Note payable, unrelated party	—	11,577,858
Notes payable, related party	509,135	1,079,083
Equipment notes payable	162,274	70,664
Insurance note payable	36,063	—
Notes payable, gross	11,207,472	12,727,605
Less:
Unamortized debt issuance costs	(595,462)	—
Warrants issued	(743,604)	—
Unamortized debt discount	—	(643,314)
Notes payable, net	9,868,406	12,084,291
Less: Current portion	(1,199,255)	(4,648,120)
Long-term debt, net	$8,669,151	$7,436,171

Term loan credit facility. In August 2016, we entered into a term loan agreement for an aggregate principal amount of $10,500,000 (the "Term Loan"). Proceeds of the Term Loan were primarily used to prepay in full the outstanding notes payable to unrelated parties. The remainder of the proceeds from the Term Loan will be used for general corporate purposes and working capital needs. The Term Loan is secured by a senior lien on our assets. We issued the Warrants to the lenders in conjunction with the Term Loan. See Note 14.

Under the Term Loan, we are subject to quarterly financial covenants that, among other things, limit our annual capital expenditures (as defined in the Term Loan agreement), and require us to maintain a specified leverage ratio and minimum EBITDA amount, each of which are defined in the Term Loan agreement. We were in compliance with the financial covenants of the Term Loan Agreement as of December 31, 2016.

During the initial twelve-month period of the Term Loan, the outstanding principal will accrue interest at the rate of 14.0% per annum.

Thereafter, the outstanding principal will accrue interest at the lesser of 14.0% per annum or 12.5% per annum for any quarterly period in which we achieve a specified leverage ratio.

The Term Loan requires quarterly interest-only payments through December 31, 2016 after which we are required to make quarterly principal payments of $262,500 plus accrued interest. The remaining principal and any unpaid interest will be payable in full on

August 29, 2021. Voluntary prepayments of the Term Loan, in full or in part, are permitted after the first anniversary of the Term Loan, subject to certain premiums. The Term Loan also requires certain mandatory prepayments in the amount of 100% of the proceeds from certain asset dispositions (other than in the ordinary course of business) and certain other extraordinary events, and 25% of the proceeds from the sale and issuance of capital stock. Substantially all of our assets are pledged as collateral for the Term Loan.

Notes payable, related party. See Note 3.

Note payable, unrelated party.  In connection with an asset acquisition completed in October 2011 with Prime Table Games, LLC, we executed the PTG Notes, which consisted of a promissory note payable for $12.2 million, and another promissory note payable for £6.4 million GBP ($10.0 million USD). The PTG Notes were recorded net of a debt discount of $1,530,000. The effective interest rate of the notes was 6% and 7% during 2015 and 2016, respectively.  These notes were repaid in full in connection with the Term Loan agreement executed in August 2016.  Concurrently with the repayment of PTG Notes, $515,037 of unamortized debt discount was recorded as loss on debt extinguishment.

Maturities of our notes payable as of December 31, 2016 are as follows:

December 31,	Total
2017	$1,199,255
2018	1,523,174
2019	1,090,553
2020	1,072,034
2021	6,322,456
Total notes payable	11,207,472
Less:
Unamortized debt issuance costs	(595,462)
Warrants issued	(743,604)
Notes payable, net	$9,868,406

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represents a significant portion of total revenues. As of December 31, 2016 and 2015, we had the following client revenue concentrations:

	Location	2016 Revenue	2015 Revenue
Client A	North America	13.4%	14.7%

The amounts in accounts receivable related to this significant client at December 31, 2016 and 2015 were approximately $210,000 and $150,000, respectively.

We are also exposed to risks associated with expiration of our patents. In 2015, domestic and international patents expired on two of our products, which account for approximately $5,725,000 or 46% of our revenue for the year ended December 31, 2016. However, we assumed an agreement between the previous owner of these patents and a dominant competitor of ours that prohibits any similar product offerings based on these expired patents until March 2023. As a result, we do not expect the expiration of these patents to have a significant adverse impact on our financial statements.

Operating lease obligations.  In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party.  The five-year Spencer Lease is for a building with approximately 24,000 square feet, which is comprised of approximately 16,000 square feet of office space and 8,000 square feet of warehouse space.  The property is located in Las Vegas, Nevada.

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

Total rent expense was $285,814 and $290,830 for the year ended December 31, 2016 and 2015, respectively.

The amounts shown in the accompanying table reflect our estimates of lease obligations for the twelve months ending 2017 through 2019 and are based upon our current operating leases. There are currently no operating lease commitments beyond January 1, 2020.

Twelve Months Ending December 31,	Annual Obligation
2017	$225,816
2018	234,552
2019	119,460
Total obligations	$579,828

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

In Bet litigation.  In November 2014, we filed a complaint for patent infringement against In Bet Gaming, Inc. and In Bet, LLC (collectively "In Bet"), alleging that their “In-Between” side bet game infringes on one or more of our patents.

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

In July 2016, we entered into a settlement agreement (the "Settlement Agreement") with RCG and AGS for purposes of resolving all disputes between the parties. Pursuant to the Settlement Agreement, among other things, RCG, AGS and the Company agreed to a mutual release of all claims and counter-claims. RCG and AGS also agreed to terminate all of their rights and obligations related to the APA, and AGS agreed to pay us the sum of $350,000 and agreed to the injunctive terms of the Final Award. Furthermore, we agreed to dismiss the complaint we filed in November 2014 against In Bet mentioned above. AGS became involved in an Inter-Parties Review subsequent to November 2014, concerning the patent at issue because AGS had title and interest in the game In-Between. As a result of the Settlement Agreement, we recognized settlement income of $697,214, which includes a $350,000 payment from AGS and a release of $347,214 in accrued contingent consideration owed to AGS.

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

In August 2013, GGCA and our CEO filed a motion for writ of mandate with the Sacramento County Superior Court, asking the Court for a judicial review of the California Commission’s ruling.  A hearing on the motion was originally scheduled for October 2015 and has been delayed until further notice.

In July 2014, we filed an application with the California Bureau of Gambling Control (“California Bureau”) for a finding of suitability.  As of the date of this report, their investigation is continuing.  Once their investigation is complete, the California Bureau will make their recommendation to the California Commission regarding our suitability.  We are unable to conduct business with tribal casinos in California until either we are found suitable by the California Commission or GGCA and our CEO prevails with their writ of mandate motion.

Uncertain tax positions.  As further discussed in Note 13, we have adopted the provision of ASC 740.  We had $56,886 of uncertain tax position as of December 31, 2016.  Due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

NOTE 12. STOCKHOLDERS’ EQUITY

We had 65,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock authorized as of December 31, 2016, of which 39,315,591 common shares and no preferred shares were issued and outstanding.

In April 2015, Bryan Waters, one of our Directors, was granted 75,000 shares of our restricted common stock as condition of his Board of Directors Director Service Agreement.  The fair market value of the grant was $20,250, which was determined using our closing stock price at April 1, 2015, the date of the grant. The restricted stock grant vested immediately.

In November 2015, Gary Vecchiarelli, our Former CFO, was granted 150,000 shares of our restricted common stock as condition of his Employment Agreement.  The fair market value of the grant was $30,000, which was determined using our closing stock price at November 14, 2015, the date of the grant. The restricted stock was scheduled to vest at six-month intervals through December 31, 2018. However, upon Mr. Vecchiarelli’s resignation effective December 31, 2016, 100,000 shares of restricted stock were forfeited.

As a condition of his 2015 employment agreement, our Former CFO can elect to use up to 50% of his annual bonus to purchase shares of our common stock at a 50% discount.  The purchase price is determined by using the average closing price of the prior 10 business days discounted by 50%.  On February 28, 2016, our Former CFO made the election to utilize $9,000 of his annual 2015 bonus to purchase 100,000 shares of common stock at the market price of $0.18 (effective price of $0.09 after discount).  The shares vested immediately.

NOTE 13. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Current:		(restated)
Federal	$680,882	$165,530
State	20,561	3,711
Total current	701,443	169,241
Deferred:
Federal	71,657	25,657
State	(2,377)	17
Change in valuation allowance	—	—
Total deferred	69,280	25,674
Income tax provision	$770,723	$194,915

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2016 and 2015:

	2016	2015
		(restated)
Tax provision computed at the federal statutory rate	$877,282	$238,581
State income tax, net of federal benefit	21,860	6,404
Permanent items	63,737	22,460
Credits	(58,159)	(26,173)
True ups and rounding	(115,397)	(48,974)
Change in valuation allowance	—	—
Uncertain tax positions	(18,600)	2,617
Income tax provision	$770,723	$194,915

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2016 and 2015:

	2016	2015
Deferred Tax Assets:		(restated)
Intangible assets	$178,057	$135,234
Research and development credits	—	115,086
Accruals and reserves	58,656	43,017
Credits from amended return	192,461	253,298
Other	122,744	77,813
Total deferred tax assets	551,918	624,448

Deferred Tax Liabilities:
Basis difference in fixed assets	(184,861)	(145,781)
Foreign currency exchange gains	—	(42,329)
Total deferred tax liabilities	(184,861)	(188,110)

Net deferred tax assets	$367,057	$436,338

In accordance with ASC Topic 740, we analyzed our valuation allowance at December 31, 2016 and determined that, based upon available evidence, it is more likely than not that certain of our deferred tax assets will be realized and, as such, has removed any valuation allowance against certain deferred tax assets.  We anticipate utilization of both our foreign tax credits and research credit carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of accrued expenses in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2016 and 2015:

	2016	2015
		(restated)
Beginning balance:	$51,074	$42,080
Increases related to tax positions taken during the current year	12,572	8,994
Decreases related to expiration of statute of limitations	(6,760)	—
Ending Balance:	$56,886	$51,074

Our total liability for unrecognized gross tax benefits was $56,886 as of December 31, 2016, which, if ultimately recognized, would impact the effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2013 and thereafter.  For states within the U.S. in which we conduct significant business, we remain subject to examination for fiscal year 2012 and thereafter. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2016 and 2015, and did not recognize interest or penalties in the statements of income during the years ended December 31, 2016 and 2015.

As of December 31, 2016, we expected to use our foreign tax credits of $30,332 to offset federal income tax owed in 2016.

NOTE 14. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Stock options. For the years ended December 31, 2016 and 2015, we issued 540,000 and 675,000 stock options, respectively, to members of our Board of Directors, employees and independent contractors.  The fair value of stock options granted in 2016 and 2015 was $141,311 and $76,227, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Dividend yield	0%	0%
Expected volatility	87% - 91%	84% - 85%
Risk free interest rate	1.01% - 1.93%	1.18% - 1.81%
Expected life (years)	5	5

A summary of stock option activity is as follows:

	Common stock options	Weighted average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2015	1,056,250	$0.28	$316,875	4.08
Issued	540,000	0.38	—	—
Exercised	—	—	—	—
Expired	(100,000)	0.20	—	—
Outstanding – December 31, 2016	1,496,250	$0.32	$385,017	3.57
Exercisable – December 31, 2016	1,367,361	$0.32	$354,083	3.53

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2015	250,000	$0.26	$81,000	4.58
Granted	540,000	0.38	—	—
Vested	(561,111)	0.37	—	—
Forfeited or expired	(100,000)	0.20	—	—
Unvested – December 31, 2016	128,889	$0.34	$30,933	3.99

Restricted stock. For the years ended December 31, 2016 and 2015, we issued zero and 225,000 shares of our restricted stock, respectively, to members of our Board of Directors and employees.  The fair value of restricted stock granted in 2015 was $50,250 using the grant date trading price of our stock. As of December 31, 2016, we had 805,000 shares of outstanding and fully vested restricted stock.

Share-based compensation.  The cost of all stock options and stock grants issued have been classified as share-based compensation on the statement of operations for the years ended December 31, 2016 and 2015.  Total share-based compensation was $145,732 and $119,677 for the years ended December 31, 2016 and 2015, respectively.

Warrants.  On August 29, 2016, in connection with the Term Loan agreement, we issued the Warrants to purchase 1,965,780 shares of common stock at an initial exercise price of $0.30 per share. The number of shares of common stock issuable upon exercise of the Warrants, and/or the exercise price of such shares, is subject to standard anti-dilution adjustments in the event of stock splits, reorganizations, stock dividends, and similar events. As of the date of the Warrant Agreement, the shares of common stock issuable upon a full exercise of the Warrants would represent 5.0% of the total issued and outstanding shares of our common stock. The lenders were also granted the right, but not the obligation, to purchase up to 5.0% of the total number of new securities that we may, from time to time, sell and issue.

The Warrants expire on August 29, 2022, and may not be exercised prior to the earliest of (a) the fifth anniversary of the Loan Agreement, (b) the date on which the obligations described in the Loan Agreement are repaid in full, or (c) the date on which the Lender declares all or any portion of the outstanding amount of the Term Loan to be due and payable under the terms of the Loan Agreement (collectively, the "Trigger Date"). Exercise of the Warrants requires a sixty (60) day prior written notice, during which time we may exercise its Call Right described below.

The Warrant Agreement includes a call right (the "Call Right") whereby we can purchase the Warrants for a fixed sum of $1,333,333 upon providing the Warrant holders with a thirty (30) day prior written notice. Furthermore, the Warrant Agreement also includes a put right (the "Put Right") whereby the Lenders may require us to purchase from the Lenders all or any portion of the Warrants at a purchase price equal to the lesser of (a) the fair market value of the underlying shares of common stock as of the date of exercise of the Put Right, or (b) $1,333,333. The Put Right may not be exercised prior to the Trigger Date (as defined above), and the Put Right expires on August 29, 2022.

A summary of warrant activity is as follows:

	Common stock warrants	Weighted average exercise price
Outstanding – December 31, 2015	—	$—
Issued	1,965,780	0.30
Exercised	—	—
Expired	—	—
Outstanding – December 31, 2016	1,965,780	$0.30
Exercisable – December 31, 2016	—	$—

As of December 31, 2016, the Warrants were the only financial instrument measured at estimated fair value on a recurring basis, which was determined using the Black-Scholes pricing model. The estimated fair value of the Warrants was determined using Level 2 inputs, as defined ASC 820, since inputs utilized in the Black-Scholes pricing model were based on observable market inputs, but not for identical assets or liabilities.

NOTE 15. SUBSEQUENT EVENTS

We evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the year ended December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accountant

On August 12, 2016, we dismissed KLJ & Associates ("KLJ") as our independent registered public accounting firm.  KLJ had served as our independent registered public accounting firm since August 4, 2014.

KLJ's audit reports on our financial statements for the fiscal years ended December 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2015 and 2014, and through August 12, 2016, there were no "disagreements" (as such term is defined in Item 304 of Regulation S-K) with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused KLJ to make reference to the subject matter of the disagreement in connection with its reports.

In addition, during the fiscal years ended December 31, 2015 and 2014, and through August 12, 2016, there were no "reportable events" (as such term is defined in Item 304 of Regulation S-K).

Appointment of New Independent Registered Public Accountant

Following a careful deliberation and competitive process among middle market accounting firms, on August 12, 2016, our Board of Directors engaged Piercy Bowler Taylor & Kern, Certified Public Accountants ("PBTK") as our independent registered public accounting firm for the fiscal year ending December 31, 2016, effective August 16, 2016.

Prior to retaining PBTK, we did not consult with PBTK regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a "disagreement" or a "reportable event" (as those terms are defined in Item 304 of Regulation S-K).

We authorized KLJ to respond fully and without limitation to all requests of PBTK concerning all matters related to the audited period by KLJ.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and Interim CFO reviewed and re-evaluated the effectiveness of the design and operation of our disclosure controls. We have considered the circumstances surrounding the restatement of our financial statements for the year ended December 31, 2015, and quarterly financial information for each of the quarters in the year ended December 31, 2016, as disclosed in Note 1 to our financial statements included in Item 8 of this report. We identified a material weakness in our internal control over financial reporting with respect to the accounting treatment of foreign currency exchange gains related to the PTG Notes.  Solely as a result of our identification of this material weakness in our internal control over financial reporting, our CEO and Interim CFO has now concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this Report.

We did not identify a material weakness in our internal control over financial reporting with respect to the tax treatment of the amortization of OID related to the PTG Notes based on the conclusion that the error was not indicative of inadequate disclosure controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and Interim CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our CEO and Interim CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), 2013 edition.

In connection with our review of this matter and subsequent determination that we needed to restate our financial statements for the year ended December 31, 2015, and quarterly financial information for each of the quarters in the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting solely with respect in to the accounting treatment of foreign currency exchange gains related to the PTG Notes.  With respect to the tax treatment of the amortization of OID related to the PTG Notes, after reviewing and analyzing the internal control processes surrounding the accounting for the transactions that caused the Restatement, management concluded that the related restatement was not caused by a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of our identification of the material weakness, management reassessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. Based on this reassessment, and solely due to our identification of this material weakness, management now believes that, as of December 31, 2016, our internal control over financial reporting was not effective.

Since both accounting issues were related primarily to the PTG Notes, which were paid in full in the third quarter of 2016, management does not expect these accounting errors to recur and the material weakness is deemed to be remediated. Nevertheless, management plans to review (and revise as necessary) the Company’s accounting policies and procedures to ensure that proper controls are implemented related to its various ongoing activities.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held	Years in Position/Date of Appointment or Commencement
Robert B. Saucier	62	CEO, Interim CFO, President, Secretary, Treasurer and Chairman of the Board	19 years/October 7, 1997
Gary A. Vecchiarelli	39	Former CFO, Secretary and Treasurer	July 1, 2012 – December 31, 2016
Norm DesRosiers	67	Director	3 year/March 1, 2014
William A. Zender	61	Director	2 year/May 1, 2014
Bryan W. Waters	54	Director	1 year/April 1, 2015

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert B. Saucier is our CEO, Interim CFO, President, Secretary, Treasurer and Chairman of the Board. Mr. Saucier is our founder and has served as CEO and Chairman since inception and for our accounting and operational predecessors since 1997. Besides leading the executive team, Mr. Saucier’s primary responsibilities include product development, strategic planning, developing acquisition strategies and investor relations. During his career, Mr. Saucier has founded and grown five start-up companies. He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998) a company that developed and managed the first non-tribal casino in Washington. Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a 2,447% growth rate (five year period) and served as its President and Chairman (1986 - 1992). He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems. Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects. Among other qualifications, Mr. Saucier brings to the Board executive leadership experience, including his service as CEO of a casino, along with extensive domestic and international business experience.

Gary A. Vecchiarelli was our Chief Financial Officer, Corporate Treasurer and Secretary until his resignation on December 31, 2016. Mr. Vecchiarelli has over fifteen years of professional experience in accounting and finance. Most of Mr. Vecchiarelli’s career has been in public accounting with two national accounting firms. Early in his career, Mr. Vecchiarelli worked with Crawford, Pimentel & Co., Inc, a regional firm based in San Jose, CA, and national firm McGladrey & Pullen, LLP from 2003 to 2008. From 2008 to 2011, Mr. Vecchiarelli joined BDO USA, LLP (“BDO”), where he played a key role in helping to open and establish the firm’s Las Vegas audit practice. Mr. Vecchiarelli has significant experience working with complex accounting issues including mergers & acquisitions, revenue recognition, SEC financial reporting and Sarbanes-Oxley compliance. During his tenure with BDO, Mr. Vecchiarelli’s clientele included gaming manufacturers Aruze Gaming America, Inc., FortuNet, Inc. and one of the world’s largest timeshare companies - Diamond Resorts International. Mr. Vecchiarelli is a member of the American Institute of Certified Public Accountants, Financial Executives International and Institute of Management Accountants. He has been a two-term President of the Las Vegas Chapter of the Institute of Management Accountants and served on its Board of Directors 2008-2015. Currently, Mr. Vecchiarelli serves on the Board of Directors of Financial Executives International, Las Vegas Chapter and is the President elect for the 2016-2017 term. Mr. Vecchiarelli maintains an active CPA license in the states of California and Nevada. In March 2014, Mr. Vecchiarelli was named to the Las Vegas “40 under 40” class of 2014 by VEGAS Inc., a Greenspun Media Group publication.

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

Term of office. Our directors are generally appointed for a one-year term. Our officers are appointed by our Board and hold office until removed by the Board.

Family relationships. There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Director or officer involvement in certain legal proceedings. To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

The authority and duties of the Compensation Committee include, but are not limited to: approving the corporate goals and objectives relating to compensation and bonus incentive structure of the CEO and other executive officers and key employees and any company-wide bonus plans; approving any material grants of equity compensation of more than 100,000 shares of the Company’s common stock; retaining and terminating any compensation consultant; and reviewing and assessing the adequacy of the Charter.

As of the date of this report, the members of the Compensation Committee were Mr. Zender (Chairman), Mr. DesRosiers and Mr. Waters.

The Compensation Committee set our CEO’s base salary at $200,000 effective October 13, 2014.  Additionally, we provide our CEO with a leased vehicle. The Compensation Committee voted on March 10, 2017 to increase the CEO’s salary to $225,000 effective January 1, 2017.

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

Audit committee. We do not have a separately-designated standing audit committee. The entire Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions that would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Our board of directors has determined that as of the date of this report, we have an audit committee financial expert, Mr. Waters, serving on the board of directors. We have determined that Mr. Waters qualifies as an independent board member.

Nominating committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2016, or as of the date of this report, to the process for recommending nominees to our board of directors.

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

Code of Ethics. As of December 31, 2016, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) beneficial ownership reporting compliance.  Section 16(a) of the Exchange Act required our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2016, the following Form 4 reports were not timely filed: Norman DesRosiers, Bryan Waters and William Zender, on January 6, 2016, April 8, 2016, July 6, 2016 and October 5, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis.  Our current executive compensation system consists of cash, stock and/or stock options compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

We presently do not have an employment agreement or any fixed policy regarding compensation of Robert Saucier, our CEO.  As of the date of this report, our CEO receives cash compensation of $200,000 per year, which was raised to that level as of October 13, 2014.  Our CEO is also provided with a vehicle leased by us in addition to health and other benefits in accordance with our employment policies.  As our founder and managing member of our largest shareholder, our CEO holds a strong interest in developing and expanding our business to the best of his ability.

Summary compensation table. The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($) (1)	Total ($)
Robert B. Saucier, CEO & Interim CFO Principal Executive Officer & Principal Financial Officer	2016 2015	$200,000 $200,000	$80,200 —	— —	— —	— —	— —	$37,062 $24,800	$317,262 $224,800
Gary A. Vecchiarelli (2) Former Chief Financial Officer	2016 2015	$180,000 $165,000	— $9,000	— $22,000	$4,232 $3,608	— —	— —	$18,000 $16,500	$202,232 $216,108
(1)

For our executives, all other compensation includes standard benefits such as health premiums and contributions to a deferred contribution plan (“401k”).  Mr. Saucier’s amount includes a portion of the expense of the vehicle we provide for him.

(2)

The dollar amounts of Mr. Vecchiarelli’s option awards are the vested grant date fair value of the option awards. Please refer to Note 14 to our audited financial statements, included in this report, for further information about our calculation of those amounts, which we based on the reported closing market price of our common stock on the date we granted the options. As it relates to Mr. Vecchiarelli’s 2012 Employment Agreement, his options vested 33% on his first anniversary (July 2, 2013) and in equal monthly installments for the remaining 24 months. As it relates to Mr. Vecchiarelli’s 2015 Employment Agreement, his options were schedule to vest in 6 equal installments semi-annually on June 30 and December 31, beginning June 30, 2016 through December 31, 2018. Upon Gary’s resignation on December 31, 2016, 100,000 shares of restricted stock and 100,000 options issued in accordance with his 2015 Employment Agreement were forfeited.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert B. Saucier, CEO and Interim CFO	—	—	—	—	—	—	—	—	—
Gary Vecchiarelli, Former CFO	100,000 50,000	— 100,000	— —	$0.25 $0.20	3/31/2017 3/31/2017	— 100,000	— $20,000	— —	— —

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Robert B. Saucier (1)	—	—	—	—	—	—	—
Norm DesRosiers (2)	$30,000	—	$26,493	—	—	—	$56,493
William A. Zender (3)	$30,000	—	$26,493	—	—	—	$56,493
Bryan Waters (4)	$30,000	—	$26,493	—	—	—	$56,493
(1)	Robert Saucier did not receive any cash compensation from us for his service as a member of the Board. His compensation is set forth in the Summary Compensation Table above.
(2)

Mr. DesRosiers was appointed to the Board effective March 1, 2014. As of the effective date of his directorship,  Mr. DesRosiers received a stock award, covering 100,000 shares of the Company’s restricted common stock, which vested immediately. We also provide Mr. DesRosiers annual cash compensation of thirty thousand dollars ($30,000) paid in quarterly installments on the last day of each quarter. Mr. DesRosiers also receives options to purchase 25,000 shares of restricted common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter. The exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

(3)

Mr. Zender was appointed to the Board effective June 1, 2014.  As of the effective date of his directorship, Mr. Zender received a stock award, covering 75,000 shares of our restricted common stock, which vested immediately.  We also provide Mr. Zender annual cash compensation of thirty thousand dollars ($30,000) paid in quarterly installments on the last day of each quarter.  Mr. Zender also receives options to purchase 25,000 shares of restricted common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the previous quarter.  The exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

(4)

On March 30, 2015, Mr. Waters was appointed to the Board, effective April 1, 2015.  As of the effective date of his directorship, Mr. Waters received a stock award, covering 75,000 shares of our restricted common stock, which will vest immediately.  We also provide Mr. Waters annual cash compensation of thirty thousand dollars ($30,000) paid in quarterly installments on the last day of each quarter.  Mr. Waters also receives options to purchase 25,000 shares of restricted common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the previous quarter.  The exercise life of options shall be five (5) years from the date of grant or ninety (90) days from date of separation, whichever is less.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 39,365,591 shares outstanding as of April 14, 2017, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days, whose percentages are based upon the sum of shares outstanding as of April 14, 2017 plus the number of shares subject to stock options and warrants that are presently exercisable or exercisable within 60 days held by them, or which may be converted into Common Stock as indicated in the following notes.

Name of beneficial owner	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (1)	23,666,667	60.12%
Norm DesRosiers, Director(2)	408,333	1.04%
William A. Zender, Director(3)	375,000	0.95%
Bryan Waters, Director(4)	275,000	0.70%
Total of All Directors and Executive Officers (4 persons):	24,725,000	62.81%
Perritt Capital Management, Inc./Perritt Funds, Inc. (5)	2,108,892	5.36%
(1)

Mr. Saucier is the Manager of Triangulum Partners, LLC. In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.  Mr. Saucier owns no shares directly.  Duplicate entries have been omitted.

(2)	Mr. DesRosiers holds 308,333 options which are either exercisable at April 14, 2017 or exercisable within 60 days.
(3)	Mr. Zender holds 300,000 options which are either exercisable at April 14, 2017 or exercisable within 60 days.
(4)	Mr. Waters holds 200,000 options which are either exercisable at April 14, 2017 or exercisable within 60 days.
(5)	Based on Schedule 13-G filed on February 14, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1)	Through April 2014, we leased our corporate offices at 6980 O’Bannon Drive, Las Vegas, Nevada from a party related to the wife of our CEO.
(2)	Through August 2015, we had a note receivable from a party related to our CEO.
(3)	Through April 2016, we had a payable to a party related to our CEO.

Please see Item 8 Related Party Footnote, for more details regarding the aforementioned related party transactions.

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we have determined all of our directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2016	2015
Audit fees	$78,534	$59,957
Audit-related fees	5,415	—
All other fees	—	—
Total fees	$83,949	$59,957

As noted above, we do not have a separate audit committee, and our full board of directors performs the functions of an audit committee. The board of directors is responsible for approval of the independent public accounting firm. As noted above, there were no non-audit related fees paid to our independent public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
10.1	Board of Directors Service Agreement with Norm DesRosiers, Director (1)
10.2	Board of Directors Service Agreement with William A. Zender, Director (2)
10.3	Board of Directors Service Agreement with Bryan W. Waters, Director (3)
10.4	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive (4)
10.5	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC (5)
10.6	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders (6)
10.7	Warrant Agreement dated August 29, 2016 with the lenders of the Loan Agreement (7)
10.8	Guaranty and Security agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders (8)
16	Letter from KLJ & Associates, LLP, Certified Public Accountants, to the Securities and Exchange Commission dated August 17, 2016
23.1	Consent of KLJ & Associates, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financials in XBRL format

(1) Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 3, 2014

(2) Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on April 2, 2014

(3) Incorporated by reference to the Form 10-K, filed by the Company with the Securities and Exchange Commission on March 31, 2015

(4) Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 27, 2014

(5) Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 13, 2016

(6) (7 (8) Incorporated by reference to the Form 8-K/A, filed by the Company with the Securities and Exchange Commission on August 30, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY GAMING, INC.

Date:	April 14, 2017

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT B. SAUCIER	Chief Executive Officer (Principal Executive Officer),	April 14, 2017
Robert B. Saucier	Chief Financial Officer (Principal Financial and Accounting Officer) Chairman of the Board of Directors

/s/ NORM DESROSIERS	Director	April 14, 2017
Norm DesRosiers

/s/ WILLIAM A. ZENDER	Director	April 14, 2017
William A. Zender

/s/ BRYAN WATERS	Director	April 14, 2017
Bryan Waters