Form 10-Q
period 2017-03-31
Galaxy Gaming, Inc.
filed 2017-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period

for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,365,591 common shares as of May 15, 2017.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2017	December 31, 2016
Current assets:	(unaudited)
Cash and cash equivalents	$2,920,154	$2,304,761
Restricted cash	115,513	84,577
Accounts receivable, net of allowance for bad debts of $31,125	1,996,542	2,137,245
Inventory, net	465,990	427,105
Prepaid expense and other	161,082	194,747
Total current assets	5,659,281	5,148,435
Property and equipment, net	327,600	356,253
Products leased and held for lease, net	215,794	212,131
Goodwill and other intangible assets, net	12,559,573	12,846,019
Deferred tax assets, net	367,057	367,057
Other assets, net	23,000	82,050
Total assets	$19,152,305	$19,011,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,009	$461,913
Accrued expenses	1,209,057	1,109,428
Income taxes payable	864,405	786,430
Deferred revenue	954,923	1,014,731
Jackpot liabilities	125,002	90,960
Deferred rent, current portion	17,124	14,938
Current portion of long-term debt and capital lease obligations	1,219,022	1,230,285
Total current liabilities	4,783,542	4,708,685
Deferred rent, net	32,877	37,704
Capital lease obligations, net	38,944	46,978
Common stock warrant liability	990,116	923,616
Long-term debt, net	8,433,911	8,669,151
Total liabilities	14,279,390	14,386,134
Commitments and Contingencies (See Note 10)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,365,591 and 39,315,591 shares issued and outstanding, respectively	39,366	39,316
Additional paid-in capital	3,194,260	3,109,473
Accumulated earnings	1,639,289	1,477,022
Total stockholders’ equity	4,872,915	4,625,811
Total liabilities and stockholders’ equity	$19,152,305	$19,011,945

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:		(restated)
Product leases and royalties	$3,473,841	$2,981,820
Product sales and service	1,455	2,279
Total revenue	3,475,296	2,984,099
Costs and expenses:
Cost of ancillary products and assembled components	20,882	21,640
Selling, general and administrative	2,086,169	1,633,335
Research and development	138,047	79,342
Depreciation and amortization	436,085	415,974
Share-based compensation	49,837	20,471
Total costs and expenses	2,731,020	2,170,762
Income from operations	744,276	813,337
Other income (expense):
Interest expense	(445,332)	(258,195)
Foreign currency exchange gains	7,797	112,562
Change in estimated fair value of warrant liability	(66,500)	—
Interest income	—	56
Total other expense	(504,035)	(145,577)
Income before provision for income taxes	240,241	667,760
Provision for income taxes	(77,974)	(239,925)
Net income	$162,267	$427,835
Net income per share, basic and diluted	$0.00	$0.01
Weighted-average shares outstanding:
Basic	39,305,591	39,351,147
Diluted	40,817,678	39,455,591

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:		(restated)
Net income	$162,267	$427,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,085	415,974
Amortization of debt issuance costs and debt discount	73,729	52,158
Change in estimated fair value of warrant liability	66,500	—
Share-based compensation	49,837	20,471
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(30,936)	51,044
Decrease in accounts receivable	140,704	78,239
Increase in inventory	(63,017)	(54,958)
Decrease in prepaid expenses and other current assets	33,665	52,651
Decrease in accounts payable	(67,905)	(111,239)
Increase in income tax payable	74,816	222,903
Increase in accrued expenses	99,629	56,054
(Decrease) increase in deferred revenue	(59,808)	96,293
Increase (decrease) in jackpot liabilities	34,042	(22,470)
Decrease in deferred rent	(2,641)	(457)
Net cash provided by operating activities	946,967	1,284,498
Cash flows from investing activities:
Acquisition of intangible assets	(27,470)	—
Acquisition of property and equipment	(13,997)	(11,314)
Net cash used in investing activities	(41,467)	(11,314)
Cash flows from financing activities:
Proceeds from stock option exercises	35,000	—
Debt issuance costs	(17,091)	—
Principal payments on capital lease obligations	(7,611)	(17,441)
Principal payments on long-term debt	(303,563)	(746,419)
Net cash used in financing activities	(293,266)	(763,860)
Effect of exchange rate changes on cash	3,159	(1,962)
Net increase in cash and cash equivalents	615,393	507,362
Cash and cash equivalents – beginning of period	2,304,761	570,623
Cash and cash equivalents – end of period	$2,920,154	$1,077,985
Supplemental cash flow information:
Cash paid for interest	$445,352	$185,718
Inventory transferred to assets held for lease	$24,132	$10,273
Cash paid for income taxes	$—	$5,000

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND RESTATEMENT

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a publicly reporting Nevada corporation (“Galaxy Gaming”).

Nature of operations. We are an established global gaming company specializing in the design, development, manufacturing, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. We are a leading supplier of gaming entertainment products worldwide and provide a diverse offering of quality products and services at competitive prices designed to enhance the player experience.

Restatement. The financial statements as of and for the three months ended March 31, 2016 have been restated to correct the following errors noted during the preparation of the financial statements for the year ended December 31, 2016: (i) the amortization of original issue discount related to notes payable to Prime Table Games LLC and Prime Table Games UK (the “PTG Notes”) was not previously deducted from taxable income in our federal tax returns from 2011 through 2015 or to derive the income tax provision for the three months ended March 31, 2016, which resulted in an understatement of deferred tax assets and an overstatement of the income tax provision in those periods; and (ii) foreign currency exchange gains and losses related to the PTG Notes were incorrectly reported as other comprehensive income instead of earnings (i.e., non-operating income). The restatements to reflect the correction of both errors are referred to herein collectively as the "Restatement."

The table below sets forth the amounts as originally reported for the categories presented in the statement of income that were affected by the Restatement, the effect of the Restatement and the restated amounts for the three months ended March 31, 2016:

	As originally reported	Impact of restatement	As restated
Selling, general and administrative	$1,652,304	$(18,969)	$1,633,335
Provision for income taxes	(156,863)	(83,062)	(239,925)
Foreign currency exchange gains	—	112,562	112,562
Net income	379,367	48,468	427,835

The table below sets forth the amounts as originally reported for the categories presented in the statement of cash flow that were affected by the Restatement, the effect of the Restatement and the restated amounts for the three months ended March 31, 2016:

	As originally reported	Impact of restatement	As restated
Net income	379,367	48,468	427,835
Deferred income tax provision	156,863	(156,863)	—
Decrease in accounts receivable	76,900	1,339	78,239
Decrease in accounts payable	(111,065)	(174)	(111,239)
Increase in income taxes payable	134,792	88,111	222,903
Increase in accrued expenses	56,598	(544)	56,054
Net cash provided by operating activities	1,304,161	(19,663)	1,284,498
Principal payments on notes payable	(766,082)	19,663	(746,419)
Net cash used in financing activities	(783,523)	19,663	(763,860)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of its operations and cash flows for the periods presented. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 14, 2017 (the “2016 10-K”).

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP. Revenues are recognized when earned and expenses are recognized when they are incurred. We do not have significant categories of cost as a vast majority of our revenue is recurring with high margins. Expenses such as wages, consulting expenses, legal, regulatory and professional fees and rent are recorded when the expense is incurred.

Significant Accounting Policies. See Note 2 in Item 8. “Financial Statements and Supplementary Data” included in our 2016 10-K.

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

Recently adopted accounting standards

Inventory.  In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU.  Inventory will now be measured at the lower of cost or net realizable value, while the concept of market value will be eliminated.  The ASU defines net realizable value as the estimated selling process in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted.  ASU 2015-11 was adopted effective January 1, 2017 using the required prospective adoption approach, which did not have a material effect on our financial condition, results of operations or cash flows.

Stock-based compensation. In March 2016, the FASB issued No. ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. ASU 2016-09 was adopted effective January 1, 2017 using the prospective adoption approach, which did not have a material impact on our financial condition, results of operations or cash flows.

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

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. Upon the adoption of ASU 2016-08, restricted cash will be included within beginning and ending cash and cash equivalents amounts on our consolidated statements of cash flows.

NOTE 3. INVENTORY

Inventory consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Raw materials and component parts	$209,051	$171,478
Finished goods	143,346	128,956
Work-in-process	138,593	151,671
Inventory, gross	490,990	452,105
Less: inventory reserve	(25,000)	(25,000)
Inventory, net	$465,990	$427,105

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Furniture and fixtures	$269,470	$269,471
Automotive vehicles	202,144	202,143
Leasehold improvements	156,843	156,843
Computer equipment	107,462	105,114
Office equipment	49,520	37,871
Property and equipment, gross	785,439	771,442
Less: accumulated depreciation	(457,839)	(415,189)
Property and equipment, net	$327,600	$356,253

For the three months ended March 31, 2017 and 2016, depreciation expense related to property and equipment of $42,650 and $32,180, respectively, is included in depreciation and amortization expense.

Accumulated depreciation of leasehold improvements totaled $89,896 and $82,183 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 5. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Enhanced table systems	$397,960	$424,364
Less: accumulated depreciation	(182,166)	(212,233)
Products leased and held for lease, net	$215,794	$212,131

For the three months ended March 31, 2017 and 2016, depreciation expense related to products leased and held for lease of $20,469 and $11,483, respectively, is included in depreciation and amortization expense.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Patents	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,615,967	13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Software	86,520	—
Other intangible assets, gross	20,502,487	20,415,967
Less: accumulated amortization	(9,033,914)	(8,660,948)
Other intangible assets, net	11,468,573	11,755,019
Goodwill and other intangible assets, net	$12,559,573	$12,846,019

NOTE 7. ACCRUED EXPENSES

Accrued expenses, consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
TableMAX license fee	$549,312	$470,512
Payroll and related	307,690	405,553
Professional fees	185,015	59,567
Commissions and royalties	108,171	54,551
Accrued interest	2,622	2,602
Other	56,247	116,643
Total accrued expenses	$1,209,057	$1,109,428

TableMAX license fee. Under the terms of a five-year licensing agreement (the “ TMAX Agreement”) with TableMAX Corporation (“TMAX”) a provider of electronic table games and platforms headquartered in Las Vegas, Nevada, we previously had exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain related game titles.  Pursuant to the terms of the TMAX Agreement, the licensee fee payable to TMAX is dependent upon our generating profitable operating results specifically from the use of TMAX products.  To the extent there are net profits (as defined in the TMAX Agreement), a percentage of such net profits is payable to TMAX depending on the number of TMAX product installations.  The TMAX Agreement expired during 2016, and we are currently negotiating the licensing fee (if any) that is payable to TMAX.

NOTE 8. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Capital lease obligation – leasehold improvements	$70,396	$78,008
Less: Current portion	(31,452)	(31,030)
Total capital lease obligations - long-term	$38,944	$46,978

Future annual payments for capital leases obligations are as follows for the years ending March 31:

March 31,	Total
2018	$31,452
2019	33,226
2020	5,718
Total minimum lease payments	$70,396

NOTE 9. LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Term loan	$10,237,500	$10,500,000
Notes payable, related party	490,838	509,135
Equipment notes payable	152,955	162,274
Insurance notes payable	22,616	36,063
Notes payable -gross	10,903,909	11,207,472
Less:
Unamortized debt issuance costs	(578,660)	(595,462)
Warrants issued	(703,768)	(743,604)
Notes payable - net	9,621,481	9,868,406
Less: Current portion	(1,187,570)	(1,199,255)
Long-term debt, net	$8,433,911	$8,669,151

Term loan.  In August 2016, we entered into a term loan agreement (the “Term Loan Agreement”) for an aggregate principal amount of $10,500,000 (the "Term Loan").  Proceeds of the Term Loan were primarily used to prepay in full the outstanding notes payable to unrelated parties. The remainder of the proceeds from the Term Loan was used for general corporate purposes and working capital needs.  The Term Loan is secured by a senior lien on substantially all of our assets.  In conjunction with the Term Loan, we also entered into a warrant agreement (the “Warrant Agreement”), pursuant to which we issued the lenders a six-year warrant to purchase 1,965,780 shares of our common stock (the “Warrants”) (Note 13).

Under the Term Loan, we are subject to quarterly financial covenants that, among other things, limit our annual capital expenditures (as defined in the Term Loan Agreement), and require us to maintain a specified leverage ratio and minimum EBITDA amounts, each of which are defined in the Term Loan agreement.  We were in compliance with the financial covenants of the Term Loan Agreement as of March 31, 2017.

During the initial twelve-month period of the Term Loan, the outstanding principal will accrue interest at the rate of 14.0% per annum. Thereafter, the outstanding principal will accrue interest at the lesser of 14.0% per annum or 12.5% per annum for any quarterly period in which we achieve a specified leverage ratio.

The Term Loan required quarterly interest-only payments through December 31, 2016, after which we are required to make quarterly principal payments of $262,500 plus accrued interest. The remaining principal and any unpaid interest will be payable in full on August 29, 2021. Voluntary prepayments of the Term Loan, in full or in part, are permitted after the first anniversary of the Term Loan, subject to certain premiums.  The Term Loan also requires certain mandatory prepayments in the amount of 100% of the proceeds from certain asset dispositions (other than in the ordinary course of business) and certain other extraordinary events, and 25% of the proceeds from the sale and issuance of capital stock. Substantially all of our assets are pledged as collateral for the Term Loan.

The foregoing summary of the Term Loan Agreement and the Warrant Agreement is qualified in its entirety by reference to the respective agreements, which are found as Exhibits 99.1 and 99.2, respectively, to our Form 8-K filed with the SEC on August 29, 2016.

Notes payable, related party.  In connection with an asset purchase agreement executed in December 2007, we executed a note payable due to an entity owned and controlled by our Chief Executive Officer (“CEO”).  This note requires annual principal and interest payments of $109,908, at a fixed interest rate of 7.3% through December 2018, at which time there is a balloon payment due of $354,480.

As of March 31, 2017, maturities of our long-term debt obligations are as follows:

Maturities as of March 31,	Total
2018	$1,187,570
2019	1,503,811
2020	1,086,007
2021	1,072,138
2022	6,054,383
Total notes payable	10,903,909
Less:
Unamortized debt issuance costs	(578,660)
Warrants issued	(703,768)
Notes payable, net	$9,621,481

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2017 and 2016, respectively, we had the following client revenue concentration:

	Location	2017 Revenue	2016 Revenue
Client A	North America	14.6%	14.2%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents for two of our products expired, which accounted for approximately $1,421,231 or 41% of our revenue for the three months ended March 31, 2017. However, we assumed an agreement between the previous owner of these patents and a competitor of ours that prohibits any similar product offerings based on these expired patents until March 2023. As a result, we do not expect the expiration of these patents to have a significant adverse impact on our financial statements.

Operating lease. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party. The five-year Spencer Lease is for a building approximately 24,000 square feet, which is comprised of approximately 16,000 square feet of office space and 8,000 square feet of warehouse space. The property is located in Las Vegas, Nevada.

The initial term of the Spencer Lease commenced on April 1, 2014. We were obligated to pay approximately $153,000 in annual base rent in the first year, and the annual base rent is scheduled to increase by approximately 4% each year. We are also obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell. We also have an option to extend the term of the Spencer Lease for two consecutive terms of three years each, at the then current fair market value rental rate determined in accordance with the terms of the Spencer Lease.

In connection with the commencement of the Spencer Lease, the landlord agreed to finance tenant improvements (“TI Allowance”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the initial Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a capital lease on the balance sheet.

Total rent expense was $70,570 and $72,154 for the three months ended March 31, 2017 and 2016, respectively.

There are currently no operating lease commitments that extend beyond April 1, 2020.  As of March 31, 2017, the amounts shown in the accompanying table reflect our estimates of annual future minimum lease obligations:

Twelve Months Ending March 31,	Annual Obligation
2018	$228,000
2019	236,736
2020	59,730
Total obligations	$524,466

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  In accordance with ASC Topic 450, we record accruals for such contingencies to the extent we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statue or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our 2016 10-K.

NOTE 11. STOCKHOLDERS’ EQUITY

In February 2017, a former employee forfeited 100,000 shares of unvested restricted stock and paid us $35,000 in connection with the exercise of 150,000 fully-vested stock options.

NOTE 12. INCOME TAXES

Our forecasted annual effective tax rate at March 31, 2017 was 35.0%, as compared to 35.4% at March 31, 2016.  For the three months ended March 31, 2017 and 2016, our effective tax rate was 31.4% and 35.5%, respectively.  The decrease in the effective tax rate is primarily due to excess stock compensation benefits in income tax expense for the three months ended March 31, 2017 resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

NOTE 13. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. For each of the three months ended March 31, 2017 and 2016, we issued 112,500 stock options to members of our Board of Directors and independent contractors.

The fair value of all stock options granted for the three months ended March 31, 2017 and 2016 was determined to be $47,635 and $16,348, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Dividend yield	0%	0%
Expected volatility	85%	89%
Risk free interest rate	1.93%	1.21%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2016	1,496,250	$0.32	$385,017	3.57
Issued	112,500	0.63	—	—
Exercised	(150,000)	0.23	—	—
Expired	—	—	—	—
Outstanding – March 31, 2017	1,458,750	$0.36	$400,329	3.65
Exercisable – March 31, 2017	1,338,193	$0.36	$365,368	3.64

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2016	128,889	$0.34	$30,933	3.99
Granted	112,500	0.63	—	—
Vested	(120,832)	0.61	—	—
Forfeited or expired	—	—	—	—
Unvested – March 31, 2017	120,557	0.34	$28,934	3.81

Warrants.  On August 29, 2016, in connection with the Term Loan Agreement, we issued the lenders the Warrants to purchase 1,965,780 shares of common stock at an initial exercise price of $0.30 per share. The number of shares of common stock issuable upon exercise of the Warrants, and/or the exercise price of such shares, is subject to standard anti-dilution adjustments in the event of stock splits, reorganizations, stock dividends, and similar events. As of the date of the Warrant Agreement, the shares of common stock issuable upon a full exercise of the Warrants would represent 5.0% of the total issued and outstanding shares of our common stock. The lenders were also granted the right, but not the obligation, to purchase up to 5.0% of the total number of new securities that we may, from time to time, sell and issue.

The Warrants expire on August 29, 2022, and may not be exercised prior to the earliest of (a) the fifth anniversary of the Term Loan Agreement, (b) the date on which the obligations described in the Term Loan Agreement are repaid in full, or (c) the date on which the Lender declares all or any portion of the outstanding amount of the Term Loan to be due and payable under the terms of the Term Loan Agreement (collectively, the "Trigger Date"). Exercise of the Warrants requires a sixty (60) day prior written notice, during which time we may exercise our Call Right described below.

The Warrant Agreement includes a call right (the "Call Right") whereby we can purchase the Warrants for a fixed sum of $1,333,333 upon providing the Warrant holders with a thirty (30) day prior written notice. Furthermore, the Warrant Agreement also includes a put right (the "Put Right") whereby the Lenders may require us to purchase from the Lenders all or any portion of the Warrants at a purchase price equal to the lesser of (a) the fair market value of the underlying shares of common stock as of the date of exercise of the Put Right, or (b) $1,333,333. The Put Right may not be exercised prior to the Trigger Date (as defined above), and the Put Right expires on August 29, 2022.  The foregoing summary of the Term Loan Agreement and the Warrant Agreement is qualified in its entirety by reference to the respective agreements, which are found as Exhibits 99.1 and 99.2, respectively, to our Form 8-K filed with the SEC on August 29, 2016.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate fair value for financial assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates the carrying amount of these financial instruments due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of March 31, 2017, the Warrants were the only financial instrument measured at estimated fair value on a recurring basis.

NOTE 15. SUBSEQUENT EVENT

On May 1, 2017, we entered into an employment agreement (the “Employment Agreement”) with Harry C. Hagerty, pursuant to which Mr. Hagerty will serve as our Chief Financial Officer.  The term of the Employment Agreement is through April 30, 2020.  Pursuant to the Employment Agreement, Mr. Hagerty shall receive a base salary of $120,000 per annum and be eligible for bonuses if and as approved by the Compensation Committee of our Board of Directors.  In addition, Mr. Hagerty will be granted stock options to purchase 400,000 shares of our Common Stock at an exercise price per share of $0.60, subject to vesting and other conditions.

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

Additional information regarding our products and product categories may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 10-K and on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

As discussed in Note 1 to our financial statements included in Item 1 of this report, financial statements for the three months ended March 31, 2016 have been restated to correct certain errors noted during the preparation of the financial statements for the year ended December 31, 2016.  The restatements to reflect the correction of these errors are referred to herein collectively as the "Restatement." For further information regarding the Restatement, see our Current Report on Form 8-K filed with the SEC on April 3, 2017.

Results of operations for the three months ended March 31, 2017. For the three months ended March 31, 2017, our continuing operations generated gross revenues of $3,475,296 compared to gross revenues of $2,984,099 for the comparable prior-year period, representing an increase of $491,197, or 16%.  This increase was primarily attributable to our focus on Premium Games such as High Card Flush, which command a higher price point per unit, and the improved performance of side bet games such as 21+3 and Bonus Craps. Selling, general and administrative expenses for the three months ended March 31, 2017, were $2,086,169 compared to $1,633,335 for the three months ended March 31, 2016, representing an increase of $452,834, or 28%. Significant year-over-year changes in selling, general and administrative expenses consisted of the following categories:

	Three months ended March 31,
	2017	2016
Compensation	$680,970	$415,729
Legal fees	$39,143	$196,302

Employee compensation expenses increased as a result of our investments in personnel as we grow as well as higher sales commissions due to higher revenues in 2017. Legal and professional fees have decreased due to the completion of legal proceedings in 2016.

Research and development expenses for the three months ended March 31, 2017 were $138,047, compared to $79,342 for the comparable prior-year period, representing an increase of $58,705, or 74%. This increase is primarily due to increased costs associated with testing our products.

Income from operations decreased $69,061, or 8%, to $744,276 for the three months ended March 31, 2017, compared to $813,337 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative expenses.

Total interest expense increased $187,137, or 72%, to $445,332 for the three months ended March 31, 2017, compared to $258,195 for the comparable prior-year period. The increase in interest expense is primarily due to the Term Loan refinance transaction completed in August 2016.

The change in estimated fair value of warrants issued in connection with the Term Loan was $66,500 for the three months ended March 31, 2017, compared to zero for the comparable prior-year period. The estimated fair value is determined using the Black-Scholes pricing model.

Income tax provision decreased $161,951 or 68%, to $77,974 for the three months ended March 31, 2017, compared to $239,925 for the comparable prior-year period.  This is attributable to the decrease in income before provision for income taxes.

Adjusted EBITDA. Adjusted EBITDA includes adjustment to net income to exclude interest, taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, foreign currency exchange gains, change in estimated fair value of warrant liability, and settlement income. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income from operations to Adjusted EBITDA is as follows:

	Three months ended March 31,
Adjusted EBITDA Reconciliation:	2017	2016
		(restated)
Net income	$162,267	$427,835
Interest income	—	(56)
Interest expense	445,332	258,195
Income tax provision	77,974	239,925
Depreciation and amortization	436,085	415,974
Share based compensation expense	49,837	20,471
Foreign currency exchange gains	(7,797)	(112,562)
Change in estimated fair value of warrant liability	66,500	—
Adjusted EBITDA	$1,230,198	$1,249,782

Liquidity and capital resources. As of March 31, 2017 we had total current assets of $5,659,281 and total assets of $19,152,305. This compares to $5,148,435 and $19,011,945, respectively as of December 31, 2016. The increase in current assets as of March 31, 2017 was primarily impacted by an increase in cash and cash equivalents, partially offset by a decrease in accounts receivable. Cash increased significantly due to reduced principal payments on the Term Loan as compared to the PTG Notes. Our total current liabilities as of March 31, 2017 were $4,783,542 versus $4,708,685 as of December 31, 2016. This increase was primarily driven by the increase in accrued expenses (including costs related to the Restatement) and increase in income tax payable. Our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

We have undertaken certain growth initiatives to expand our recurring revenue base. As such we have made investments in personnel and research related to the development of our enhanced table systems. Additionally, we increased our sales and marketing budget and spent monies on regulatory efforts for the purpose of expanding our distribution network. We are also subject to several regulatory investigations and proceedings which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

At March 31, 2017, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities provided $946,967 in cash for the three months ended March 31, 2017, compared to $1,284,498 for the three months ended March 31, 2016. The decrease in operating cash flow was primarily due to the decreases in net income, income taxes payable and deferred revenue, partially offset by increases in accrued expenses.

Additionally, investing activities used cash of $41,467 for the three months ended March 31, 2017. The cash flows from investing activities are due to the acquisition of software and property and equipment.  Cash used in financing activities during the three months ended March 31, 2017 was $293,266, which was primarily due to principal payments towards long-term debt and capital leases.

We intend to fund our continuing operations through increased sales and cash flow. However, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be impaired. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

Critical accounting policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 2 of our financial statements included in Item 8. “Financial Statements and Supplementary Data” of our 2016 10-K for further detail on these critical accounting policies.

Off balance sheet arrangements. As of March 31, 2017, there were no off balance sheet arrangements.

Recently issued accounting pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our See Note 2 in Item 8. “Financial Statements and Supplementary Data” included in our 2016 10-K. There are no material updates to matters previously reported on our 2016 10-K.

ITEM 5. OTHER INFORMATION

On May 1, 2017, in connection with his employment agreement, we granted Harry Hagerty an option to purchase up to 400,000 shares of our common stock, with an exercise price of $0.60 per share, which option vests as follows: (i) immediately as to the first 100,000 shares of stock, (ii) as to the next 300,000 shares of stock, 100,000 shares on each of the first, second and third anniversary of the effective date of Mr. Hagerty’s employment agreement. The option must be exercised within five years from the date of grant or 90 days from the date of Mr. Hagerty’s separation from us. The option was issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder. Our reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with an isolated private transaction which did not involve any public offering; (b) there was only a single offeree; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the negotiations for the issuance of the securities took place directly between the offeree and us.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1 31.1

Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
101	Financials in XBRL format

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

Galaxy Gaming, Inc.

Date:	May 15, 2017

	By:	/s/ ROBERT B. SAUCIER
Robert B. Saucier
Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 15, 2017

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)