Form 10-Q
period 2017-06-30
Galaxy Gaming, Inc.
filed 2017-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,365,591 common shares as of August 4, 2017.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2017	2016
Current assets:	(Unaudited)
Cash and cash equivalents	$2,934,880	$2,304,761
Restricted cash	93,270	84,577
Accounts receivable, net of allowance for bad debts of $38,015 and $31,125, respectively	2,395,061	2,137,245
Inventory, net	466,446	427,105
Prepaid expense and other	233,093	194,747
Total current assets	6,122,750	5,148,435
Property and equipment, net	307,045	356,253
Products leased and held for lease, net	294,496	212,131
Goodwill and other intangible assets, net	12,198,354	12,846,019
Deferred tax assets, net	367,057	367,057
Other assets, net	23,000	82,050
Total assets	$19,312,702	$19,011,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505,044	$461,913
Accrued expenses	1,344,382	1,109,428
Income taxes payable	717,841	786,430
Deferred revenue	1,008,592	1,014,731
Jackpot liabilities	78,125	90,960
Deferred rent, current portion	19,309	14,938
Current portion of long-term debt and capital lease obligations	1,207,629	1,230,285
Total current liabilities	4,880,922	4,708,685
Deferred rent, net	28,050	37,704
Capital lease obligations, net	30,815	46,978
Common stock warrant liability	1,247,025	923,616
Long-term debt, net	8,214,183	8,669,151
Total liabilities	14,400,995	14,386,134
Commitments and Contingencies (See Note 10)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,365,591 and 39,315,591 shares issued and outstanding, respectively	39,366	39,316
Additional paid-in capital	3,312,811	3,109,473
Accumulated earnings	1,559,530	1,477,022
Total stockholders’ equity	4,911,707	4,625,811
Total liabilities and stockholders’ equity	$19,312,702	$19,011,945

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:		(Restated)		(Restated)
Product leases and royalties	$3,650,813	$3,057,172	$7,124,654	$6,038,991
Product sales and service	7,995	6,999	9,450	9,279
Total revenue	3,658,808	3,064,171	7,134,104	6,048,270
Costs and expenses:
Cost of ancillary products and assembled components	62,266	29,672	83,148	51,312
Selling, general and administrative	2,359,889	1,632,584	4,446,058	3,265,815
Research and development	126,386	101,879	264,433	181,221
Depreciation and amortization	447,557	417,344	883,642	833,321
Share-based compensation	118,551	29,459	168,388	49,931
Total costs and expenses	3,114,649	2,210,938	5,845,669	4,381,600
Income from operations	544,159	853,233	1,288,435	1,666,670
Other income (expense):
Interest expense	(438,247)	(255,218)	(883,579)	(513,413)
Foreign currency exchange gains	58,155	247,664	65,952	360,226
Change in estimated fair value of warrant liability	(256,909)	—	(323,409)	—
Interest income	—	90	—	146
Total other expense	(637,001)	(7,464)	(1,141,036)	(153,041)
(Loss) income before provision for income taxes	(92,842)	845,769	147,399	1,513,629
Benefit (provision) for income taxes	13,083	(282,330)	(64,891)	(522,355)
Net (loss) income	$(79,759)	$563,439	$82,508	$991,274
Net (loss) income per share, basic and diluted	$(0.00)	$0.01	$0.00	$0.03
Weighted-average shares outstanding:
Basic	39,365,591	39,315,591	39,335,757	39,383,369
Diluted	39,365,591	39,465,676	40,773,647	39,565,633

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:		(Restated)
Net income	$82,508	$991,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	883,642	833,321
Amortization of debt issuance costs and debt discount	146,319	104,316
Bad debt expense	6,000	—
Change in estimated fair value of warrant liability	323,409	—
Share-based compensation	168,388	49,931
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(8,693)	26,786
(Increase) decrease in accounts receivable	(263,815)	74,071
Increase in inventory	(174,485)	(137,704)
(Increase) decrease in prepaid expenses and other current assets	(38,346)	9,484
Increase (decrease) in accounts payable	43,130	(240,634)
(Decrease) increase in income tax payable	(109,378)	516,257
Increase in accrued expenses	234,954	334,901
(Decrease) increase in deferred revenue	(6,139)	134,169
Decrease in jackpot liabilities	(12,835)	(16,598)
Decrease in deferred rent	(5,283)	(913)
Net cash provided by operating activities	1,269,376	2,678,661
Cash flows from investing activities:
Investment in intangible assets	(43,917)	—
Acquisition of property and equipment	(31,023)	(28,832)
Net cash used in investing activities	(74,940)	(28,832)
Cash flows from financing activities:
Proceeds from stock option exercises	35,000	—
Debt issuance costs	(17,091)	—
Principal payments on capital lease obligations	(15,307)	(35,233)
Principal payments on long-term debt	(607,708)	(2,513,096)
Net cash used in financing activities	(605,106)	(2,548,329)
Effect of exchange rate changes on cash	40,789	(29,385)
Net increase in cash and cash equivalents	630,119	72,115
Cash and cash equivalents – beginning of period	2,304,761	570,623
Cash and cash equivalents – end of period	$2,934,880	$642,738
Supplemental cash flow information:
Cash paid for interest	$739,862	$530,660
Inventory transferred to assets held for lease	$135,144	$45,137
Cash paid for income taxes	$75,000	$20,000

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Restatement. The financial statements as of and for the three and six months ended June 30, 2016 have been restated to correct the following errors noted during the preparation of the financial statements for the year ended December 31, 2016: (i) the amortization of original issue discount related to notes payable to Prime Table Games LLC and Prime Table Games UK (the “PTG Notes”) was not previously deducted from taxable income in our federal tax returns from 2011 through 2015 or to derive the income tax provision for the three and six months ended June 30, 2016, which resulted in an understatement of deferred tax assets and an overstatement of the income tax provision in those periods; and (ii) foreign currency exchange gains and losses related to the PTG Notes were incorrectly reported as other comprehensive income instead of earnings (i.e., non-operating income). The restatements to reflect the correction of both errors are referred to herein collectively as the "Restatement."

The table below sets forth the amounts as originally reported for the categories presented in the condensed statements of operations that were affected by the Restatement, the effect of the Restatement and the restated amounts for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As originally reported	Impact of restatement	As restated	As originally reported	Impact of restatement	As restated
Selling, general and administrative	$1,622,105	$10,479	$1,632,584	$3,274,304	$(8,489)	$3,265,815
Provision for income taxes	(231,057)	(51,273)	(282,330)	(388,020)	(134,335)	(522,355)
Foreign currency exchange gains	—	247,664	247,664	—	360,226	360,226
Net income	377,527	185,912	563,439	756,894	234,380	991,274

The table below sets forth the amounts as originally reported for the categories presented in the condensed statements of cash flows that were affected by the Restatement, the effect of the Restatement and the restated amounts for the six months ended June 30, 2016:

	As originally reported	Impact of restatement	As restated
Net income	$756,894	$234,380	$991,274
Deferred income tax provision	388,020	(388,020)	—
Decrease in accounts receivable	71,287	2,784	74,071
Decrease in accounts payable	(241,190)	556	(240,634)
Increase in income taxes payable	349,450	166,807	516,257
Increase in accrued expenses	327,090	7,811	334,901
Net cash provided by operating activities	2,654,343	24,318	2,678,661
Principal payments on notes payable	(2,488,778)	(24,318)	(2,513,096)
Net cash used in financing activities	(2,524,011)	(24,318)	(2,548,329)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

In the opinion of management, the accompanying unaudited interim condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of its operations and cash flows for the periods presented. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 14, 2017 (the “2016 10-K”).

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP. Revenues are recognized when earned and expenses are recognized when they are incurred. We do not have significant cost of revenue, as most of our revenue is derived from the licensing of intellectual properties. As a result, we do not separately present cost of revenue and gross profit in our statements of operations.

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

Recently adopted accounting standards

Inventory.  In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  Inventory is now required to be measured at the lower of cost or net realizable value, while the concept of market value will be eliminated.  The ASU defines net realizable value as the estimated selling process in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted.  We adopted ASU 2015-11 effective January 1, 2017 using the required prospective adoption approach, which did not have a material effect on our financial condition, results of operations or cash flows.

Stock-based compensation. In March 2016, the FASB issued No. ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We adopted ASU 2016-09 effective January 1, 2017 using the prospective adoption approach, which did not have a material impact on our financial condition, results of operations or cash flows.

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

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. Upon the adoption of ASU 2016-08, restricted cash will be included within beginning and ending cash and cash equivalents amounts on our statements of cash flows, which we do not expect will have a material impact on our financial statements.

Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. This guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this guidance.

NOTE 3. INVENTORY

Inventory, net consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Raw materials and component parts	$272,228	$171,478
Finished goods	114,575	128,956
Work-in-process	104,643	151,671
Inventory, gross	491,446	452,105
Less: inventory reserve	(25,000)	(25,000)
Inventory, net	$466,446	$427,105

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Furniture and fixtures	$279,367	$269,471
Automotive vehicles	202,143	202,143
Leasehold improvements	156,843	156,843
Computer equipment	113,125	105,114
Office equipment	50,985	37,871
Property and equipment, gross	802,463	771,442
Less: accumulated depreciation	(495,418)	(415,189)
Property and equipment, net	$307,045	$356,253

For the six months ended June 30, 2017 and 2016, depreciation expense related to property and equipment of $80,231 and $64,478, respectively, is included in depreciation and amortization expense.

Accumulated depreciation of leasehold improvements totaled $97,609 and $82,183 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 5. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease, net consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Enhanced table systems	$508,971	$424,364
Less: accumulated depreciation	(214,475)	(212,233)
Products leased and held for lease, net	$294,496	$212,131

For the six months ended June 30, 2017 and 2016, depreciation expense related to products leased and held for lease of $52,779 and $24,218, respectively, is included in depreciation and amortization expense.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets, net consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,615,967	13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Internally-developed software	102,968	—
Other intangible assets, gross	20,518,935	20,415,967
Less: accumulated amortization	(9,411,581)	(8,660,948)
Other intangible assets, net	11,107,354	11,755,019
Goodwill and other intangible assets, net	$12,198,354	$12,846,019

Included in amortization expense was $750,632 and $744,625 related to the above intangible assets for the six months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense to be recorded for the twelve months ending June 30, 2018 through 2022 and thereafter is as follows:

June 30,	Total
2018	$1,499,233
2019	1,499,233
2020	1,488,540
2021	1,409,551
2022	1,390,947
Thereafter	3,819,850
Total amortization	$11,107,354

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
TableMAX license fee	$638,965	$470,512
Payroll and related	427,654	405,553
Professional fees	123,232	59,567
Commissions and royalties	92,805	54,551
Other	61,726	119,245
Total accrued expenses	$1,344,382	$1,109,428

TableMAX license fee. Under the terms of a five-year licensing agreement (the “ TMAX Agreement”) with TableMAX Corporation (“TMAX”), a provider of electronic table games and platforms headquartered in Las Vegas, Nevada, we previously had exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain related game titles.  Pursuant to the terms of the TMAX Agreement, the licensee fee payable to TMAX is dependent upon our generating profitable operating results specifically from the use of TMAX products.  To the extent there are net profits (as defined in the TMAX Agreement), a percentage of such net profits is payable to TMAX depending on the number of TMAX product installations.  The TMAX Agreement expired during 2016, and we are currently negotiating the licensing fee (if any) that is payable to TMAX.

NOTE 8. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Capital lease obligation – leasehold improvements	$62,701	$78,008
Less: Current portion	(31,886)	(31,030)
Total capital lease obligations - long-term	$30,815	$46,978

For the years ending June 30, future annual payments for capital leases obligations are as follows:

June 30,	Total
2018	$31,886
2019	30,815
Total minimum lease payments	$62,701

NOTE 9. LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Term loan	$9,975,000	$10,500,000
Notes payable, related party	472,206	509,135
Equipment notes payable	143,482	162,274
Insurance notes payable	9,077	36,063
Notes payable, gross	10,599,765	11,207,472
Less:
Unamortized debt issuance costs	(545,907)	(595,462)
Unamortized contra debt associated with the Warrants issued	(663,932)	(743,604)
Notes payable, net	9,389,926	9,868,406
Less: Current portion	(1,175,743)	(1,199,255)
Long-term debt, net	$8,214,183	$8,669,151

Term loan.  In August 2016, we entered into a term loan agreement (the “Term Loan Agreement”) for an aggregate principal amount of $10,500,000 (the "Term Loan").  Proceeds of the Term Loan were primarily used to prepay in full the outstanding notes payable to unrelated parties. The remainder of the proceeds from the Term Loan was used for general corporate purposes and working capital needs.  The Term Loan is secured by a senior lien on substantially all of our assets.  In conjunction with the Term Loan, we also entered into a warrant agreement (the “Warrant Agreement”), pursuant to which we issued the lenders a six-year warrant to purchase 1,965,780 shares of our common stock (the “Warrants”). See Note 13. The estimated fair value of the Warrants on the grant date was determined to be $809,632 using the Black-Scholes option pricing model, and was recorded as a reduction of the related debt. The estimated fair value of the Warrants on the grant date is being amortized ratably over the term of the Warrants to interest expense.

Under the Term Loan, we are subject to quarterly financial covenants that, among other things, limit our annual capital expenditures (as defined in the Term Loan Agreement), and require us to maintain a specified leverage ratio and minimum EBITDA amounts, each of which are defined in the Term Loan agreement.  We were in compliance with the financial covenants of the Term Loan Agreement as of June 30, 2017.

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

Notes payable, related party.  In connection with an asset purchase agreement executed in December 2007, we executed a note payable to an entity owned and controlled by our former Chief Executive Officer, Mr. Robert B. Saucier (the “Related Party Note Payable”).  This note requires annual principal and interest payments of $109,908, at a fixed interest rate of 7.3% through December 2018, at which time there is a balloon payment due of $354,480. This note was repaid in full on August 11, 2017. See Note 15.

As of June 30, 2017, maturities of our long-term debt obligations are as follows:

June 30,	Total
2018	$1,175,743
2019	1,484,089
2020	1,081,407
2021	1,072,243
2022	5,786,283
Total notes payable	10,599,765
Less:
Unamortized debt issuance costs	(545,907)
Unamortized contra debt associated with the Warrants issued	(663,932)
Notes payable, net	$9,389,926

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2017 and 2016, respectively, we had the following client revenue concentration:

	Location	2017 Revenue	2016 Revenue
Client A	North America	14.1%	14.0%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents for two of our products expired, which accounted for approximately $3,141,418 or 44% of our revenue for the six months ended June 30, 2017, as compared to $2,880,782 or 48% of our revenue for the six months ended June 30, 2016. We continue to generate higher revenue from these products despite the expiration of the underlying patents. As a result, we do not expect the expiration of these patents to have a significant adverse impact on our financial statements.

Operating lease. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party. The five-year Spencer Lease is for an approximately 24,000 square foot space, which is comprised of approximately 16,000 square feet of office space and 8,000 square feet of warehouse space. The property is located in Las Vegas, Nevada.

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

In connection with the commencement of the Spencer Lease, the landlord agreed to finance tenant improvements (“TI Allowance”) of $150,000. The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the initial Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a capital lease on the condensed balance sheet.

Total rent expense was $144,059 and $141,834 for the six months ended June 30, 2017 and 2016, respectively.

There are currently no operating lease commitments that extend beyond April 1, 2020.  As of June 30, 2017, the amounts shown in the accompanying table reflect our estimates of annual future minimum lease obligations:

June 30,	Annual Obligation
2018	$230,184
2019	238,920
Total obligations	$469,104

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by GAAP, applicable law, statue or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our 2016 10-K.

NOTE 11. STOCKHOLDERS’ EQUITY

In February 2017, a former employee forfeited 100,000 shares of unvested restricted stock and paid us $35,000 in connection with the exercise of 150,000 fully-vested stock options.

NOTE 12. INCOME TAXES

Our forecasted annual effective tax rate at June 30, 2017 was 45.1%, as compared to 34.0% at June 30, 2016.  For the six months ended June 30, 2017 and 2016, our effective tax rate was 39.7% and 34.2%, respectively.  The increase in the effective tax rate was primarily due to the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the six months ended June 30, 2017.

NOTE 13. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. For the six months ended June 30, 2017 and 2016, we issued 785,000 and 315,000 options to purchase our common stock, respectively, to members of our Board of Directors (the “Board”), independent contractors, executive officers and employees.

On May 1, 2017, we entered into an employment agreement (the “Hagerty Employment Agreement”) with Harry C. Hagerty, pursuant to which Mr. Hagerty will serve as our Secretary, Treasurer and Chief Financial Officer through April 30, 2020.  Pursuant to the Hagerty Employment Agreement, Mr. Hagerty receives a base salary of $120,000 per annum and is eligible for bonuses if and as approved by the Compensation Committee of the Board.  In addition, Mr. Hagerty has been granted stock options to purchase 400,000 shares of our Common Stock at an exercise price per share of $0.60, subject to vesting and other conditions.

The fair value of all stock options granted for the six months ended June 30, 2017 and 2016 was determined to be $329,508 and $61,602, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options issued six months ended June 30, 2017	Options issued six months ended June 30, 2016
Dividend yield	0%	0%
Expected volatility	83% - 87%	89% - 90%
Risk free interest rate	1.84% - 1.94%	1.01% - 1.21%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2016	1,496,250	$0.32	$385,017	3.57
Issued	785,000	0.63	—	—
Exercised	(150,000)	0.23	—	—
Expired	—	—	—	—
Outstanding – June 30, 2017	2,131,250	$0.44	$722,942	3.84
Exercisable – June 30, 2017	1,589,026	$0.40	$600,963	3.60

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2016	128,889	$0.34	$30,933	3.99
Granted	785,000	0.63	—	—
Vested	(371,665)	0.63	—	—
Forfeited or expired	—	—	—	—
Unvested – June 30, 2017	542,224	$0.56	$121,979	4.55

As of June 30, 2017, our unrecognized stock-based compensation expense was $184,075, which will be amortized over a weighted average of 2.63 years.

Warrants.  On August 29, 2016, in connection with the Term Loan Agreement, we issued the lenders the Warrants to purchase 1,965,780 shares of our common stock at an initial exercise price of $0.30 per share. The number of shares of common stock issuable upon exercise of the Warrants, and/or the exercise price of such shares, is subject to standard anti-dilution adjustments in the event of stock splits, reorganizations, stock dividends, and similar events. As of the date of the Warrant Agreement, the shares of common stock issuable upon a full exercise of the Warrants would represent 5.0% of the total issued and outstanding shares of our common stock. The lenders were also granted the right, but not the obligation, to purchase up to 5.0% of the total number of new securities that we may, from time to time, sell and issue.

The Warrants expire on August 29, 2022, and may not be exercised prior to the earliest of (a) the fifth anniversary of the Term Loan Agreement, (b) the date on which the obligations described in the Term Loan Agreement are repaid in full, or (c) the date on which the lenders declare all or any portion of the outstanding amount of the Term Loan to be due and payable under the terms of the Term Loan Agreement (collectively, the "Trigger Date"). Exercise of the Warrants requires a sixty (60) day prior written notice, during which time we may exercise our Call Right described below.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of June 30, 2017, the Warrants were the only financial instrument measured at estimated fair value on a recurring basis based on level 2 inputs.

NOTE 15. SUBSEQUENT EVENTS

Resignation of Chairman, CEO and President.  On July 24, 2017, Robert B. Saucier submitted a letter of resignation to the Board. Mr. Saucier resigned from his positions as Chairman of the Board, CEO and President in order to aid us in our expanded regulatory jurisdictional ambitions.  Mr. Saucier will remain a member of the Board. On July 24, 2017, the Board accepted Mr. Saucier’s resignations and appointed Mr. Saucier to serve as Executive Vice President of Business Development and Chief Product Officer. In these new positions, he will receive an annual salary of $225,000 and is eligible to receive performance-based bonuses and incentives, as well as employee benefits and other perquisites. There were no disputes between Mr. Saucier and us that caused Mr. Saucier to resign.

Appointment of new President and CEO.  Following the acceptance of Mr. Saucier’s resignation, on July 24, 2017, the Board appointed Todd P. Cravens to serve as CEO and President, effective immediately.  Mr. Cravens, age 45, was previously serving as our Vice President of Business Development, a position he had held since January 1, 2017.

Mr. Cravens’ employment agreement related to his position as Vice President of Business Development was terminated and superseded with a new employment agreement to reflect his new positions and responsibilities.

Pursuant to the new employment agreement (the “Cravens Employment Agreement”), Mr. Cravens will receive an annual base salary of $230,000, and is eligible for bonuses if and as approved by the Compensation Committee of the Board.  In addition, pursuant to the Cravens Employment Agreement, Mr. Cravens was granted options to purchase up to 450,000 shares of our restricted common stock, which vest as follows: as to the first 150,000 shares of stock, on July 26, 2017, (ii) as to the next 150,000 shares of stock, on August 1, 2018, and (iii) as to the next 150,000 shares of stock, on August 1, 2019, all pursuant to the terms of a Stock Option Grant Agreement by and between us and Mr. Cravens.  Provided that Mr. Cravens is a full-time employee on August 1, 2020, we agreed to grant to Mr. Cravens an option to purchase an additional 150,000 shares of our restricted common stock (the “2020 Annual Grant”) with a strike price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter), which option will vest on August 1, 2020 (or the nearest trading date thereafter). The term of the Cravens Employment Agreement is through July 26, 2020.  His duties include those commonly undertaken by the CEO and President of a public company in the same industry as us. Mr. Cravens is entitled to certain severance payments in the event his employment with us is terminated by us without cause following a change of control, or following termination of the Cravens Employment Agreement by Mr. Cravens.

Appointment of New Director.  On July 26, 2017, the Board appointed Mark A. Lipparelli as a member of the Board to fill a newly-created board seat and elected Mr. Lipparelli to serve as Chairman of the Board.

Repayment of related party note payable.  On August 11, 2017, we repaid in full the then-outstanding principal balance along with accrued and unpaid interest (in the aggregate amount of $459,683) on the Related Party Note Payable.  See Note 9 for further detail on the Related Party Note Payable. This payment constituted a Restricted Payment as defined in our Term Loan, and we received a waiver with respect to the payment from the administrative agent for the Term Loan.

Since we were not contractually required to retire the Related Party Note Payable until December 2018 and the full repayment was not contemplated as of June 30, 2017, no reclassification between the current and long-term portions of this note was recorded as of June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Due to possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance.  We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

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

As discussed in Note 1 to our condensed financial statements included in Item 1 of this report, financial statements for the three and six months ended June 30, 2016 have been restated to correct certain errors noted during the preparation of the financial statements for the year ended December 31, 2016.  The restatements to reflect the correction of these errors are referred to herein collectively as the "Restatement." For further information regarding the Restatement, see our Current Report on Form 8-K filed with the SEC on April 3, 2017.

Results of operations for the three months ended June 30, 2017. For the three months ended June 30, 2017, our continuing operations generated gross revenues of $3,658,808 compared to gross revenues of $3,064,171 for the comparable prior-year period, representing an increase of $594,637, or 19%.  This increase was primarily attributable to our focus on Premium Games such as High Card Flush and Heads Up Hold ’em, which command a higher price point per unit, and the improved performance of side bet games such as 21+3 and Bonus Craps. Selling, general and administrative expenses for the three months ended June 30, 2017 were $2,359,889 compared to $1,632,584 for the comparable prior period, representing an increase of $727,305, or 45%. Significant quarter-over-quarter changes in selling, general and administrative expenses consisted of the following categories:

	Three Months Ended June 30,
	2017	2016
Employee compensation and related	$1,112,626	$657,809
Professional and compliance fees	524,624	383,000

Employee compensation and related expenses increased as a result of our investments in personnel as we continue to grow and attract new talent, as well as higher sales commissions due to increased revenues in 2017. Professional and compliance fees have increased due to on-going regulatory applications in various jurisdictions.

Research and development expenses for the three months ended June 30, 2017 were $126,386, compared to $101,879 for the comparable prior-year period, representing an increase of $24,507, or 24.1%. This increase was primarily due to increased costs associated with testing our products.

Income from operations decreased $309,074, or 36.2%, to $544,159 for the three months ended June 30, 2017, compared to $853,233 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative expenses.

Total interest expense increased $183,029, or 72%, to $438,247 for three months ended June 30, 2017, compared to $255,218 for the comparable prior-year period. The increase in interest expense was primarily due to the Term Loan refinance transaction completed in August 2016.

The change in estimated fair value of warrants issued in connection with the Term Loan was $256,909 for the three months ended June 30, 2017, compared to zero for the comparable prior-year period. The estimated fair value is determined using the Black-Scholes pricing model.

Income tax benefit was $13,083 for the three months ended June 30, 2017, compared to a provision of $282,330 for the comparable prior-year period.  This change was primarily attributable to the decrease in income before provision for income taxes and the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the three months ended June 30, 2017.

Results of operations for the six months ended June 30, 2017. For the six months ended June 30, 2017, our continuing operations generated gross revenues of $7,134,104 compared to gross revenues of $6,048,270 for the comparable prior-year period, representing an increase of $1,085,834, or 18%.  This increase was primarily attributable to our focus on Premium Games such as High Card Flush  and Heads Up Hold ’em, which command a higher price point per unit, and the improved performance of side bet games such as 21+3 and Bonus Craps. Selling, general and administrative expenses for the six months ended June 30, 2017 were $4,446,058 compared to $3,265,815 for the comparable prior period, representing an increase of $1,180,243, or 36%. Significant year-over-year changes in selling, general and administrative expenses consisted of the following categories:

	Six Months Ended June 30,
	2017	2016
Employee compensation and related	$1,942,397	$1,189,730
Professional and compliance fees	981,874	909,759

Employee compensation and related expenses increased as a result of our investments in personnel as we continue to grow and attract new talent, as well as higher sales commissions due to increased revenues in 2017. Professional and compliance fees have increased due to on-going regulatory applications in various jurisdictions.

Research and development expenses for the six months ended June 30, 2017 were $264,433, compared to $181,221 for the comparable prior-year period, representing an increase of $83,212, or 46%. This increase was primarily due to increased costs associated with testing our products.

Income from operations decreased $378,235, or 23%, to $1,288,435 for the six months ended June 30, 2017, compared to $1,666,670 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative expenses.

Total interest expense increased $370,166, or 72%, to $883,579 for the six months ended June 30, 2017, compared to $513,413 for the comparable prior-year period. The increase in interest expense was primarily due to the Term Loan refinance transaction completed in August 2016.

The change in estimated fair value of warrants issued in connection with the Term Loan was $323,409 for the six months ended June 30, 2017, compared to zero for the comparable prior-year period. The estimated fair value is determined using the Black-Scholes pricing model.

Income tax provision decreased $457,464 or 88%, to $64,891 for the six months ended June 30, 2017, compared to $522,355 for the comparable prior-year period.  This was attributable to the decrease in income before provision for income taxes and the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the six months ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2017	2016	2017	2016
		(Restated)		(Restated)
Net (loss) income	$(79,759)	$563,439	$82,508	$991,274
Interest income	—	(90)	—	(146)
Interest expense	438,247	255,218	883,579	513,413
Income tax (benefit) provision	(13,083)	282,330	64,891	522,355
Depreciation and amortization	447,557	417,344	883,642	833,321
Share based compensation expense	118,551	29,459	168,388	49,931
Foreign currency exchange gains	(58,155)	(247,664)	(65,952)	(360,226)
Change in estimated fair value of warrant liability	256,909	—	323,409	—
Adjusted EBITDA	$1,110,267	$1,300,036	$2,340,465	$2,549,922

Liquidity and capital resources. As of June 30, 2017, we had total current assets of $6,122,750 and total assets of $19,312,702. This compares to $5,148,435 and $19,011,945, respectively as of December 31, 2016. The increase in current assets as of June 30, 2017 was primarily impacted by an increase in cash and cash equivalents and accounts receivable. Cash increased significantly due to reduced principal payments on the Term Loan as compared to the PTG Notes. Our total current liabilities as of June 30, 2017 were $4,880,922 and $4,708,685 as of December 31, 2016. This increase was primarily driven by the increase in accrued expenses (primarily due to the increase in TableMAX license fee accrual). Our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

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

At June 30, 2017, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities provided $1,269,376 in cash for the six months ended June 30, 2017, compared to $2,678,661 for the six months ended June 30, 2016. The decrease in operating cash flow was primarily due to the decreases in net income, income taxes payable and deferred revenue, partially offset by increases in accrued expenses.

Additionally, investing activities used cash of $74,940 for the six months ended June 30, 2017. The cash flows from investing activities are due to the acquisition of software and property and equipment.  Cash used in financing activities during the six months ended June 30, 2017 was $605,106, which was primarily due to principal payments towards long-term debt and capital leases.

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

Off balance sheet arrangements. As of June 30, 2017, there were no off balance sheet arrangements.

Recently issued accounting pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by GAAP, applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our See Note 2 in Item 8. “Financial Statements and Supplementary Data” included in our 2016 10-K. There are no material updates to matters previously reported on our 2016 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2017, we issued options to purchase up to 75,000 shares of our common stock to three members of our Board in consideration of their service on the Board, at an exercise price of $0.78 per share.  In addition, on June 30, 2017, we issued an option to purchase up to 37,500 shares of our common stock to an independent contractor in consideration of consulting services to us, at an exercise price of $0.78 per share.  Each of the aforementioned options to purchase common stock was exercisable as of the date of grant.  The options must be exercised within five years from the date of grant or 90 days from the date of the recipient’s departure from the Board.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

As previously disclosed, on May 1, 2017, in connection with his employment agreement, we granted Mr. Hagerty an option to purchase up to 400,000 shares of our common stock, with an exercise price of $0.60 per share, which option vests as follows: (i) immediately as to the first 100,000 shares of stock, (ii) as to the next 300,000 shares of stock, 100,000 shares on each of the first, second and third anniversary of the effective date of Mr. Hagerty’s employment agreement. The option must be exercised within five years from the date of grant or 90 days from the date of Mr. Hagerty’s separation from us. The option was issued pursuant to Section 4(a)(2) of the Securities Act and rules and regulations promulgated thereunder.

Our reliance upon Section 4(a)(2) of the Securities Act in granting the aforementioned options to purchase shares of our common stock was based in part upon the following factors: (a) each of the issuances of the securities was in connection with an isolated private transaction which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; and (d) the negotiations for the issuance of the securities took place directly between the offeree and us.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1 31.1

Employment agreement of Todd Cravens, dated July 27, 2017

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

Galaxy Gaming, Inc.

Date:	August 14, 2017

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 14, 2017

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)