Form 10-Q
period 2017-09-30
Galaxy Gaming, Inc.
filed 2017-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,565,591 common shares as of November 8, 2017.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2017	2016
Current assets:	(Unaudited)
Cash and cash equivalents	$3,161,666	$2,304,761
Restricted cash	93,270	84,577
Accounts receivable, net of allowance for bad debts of $38,015 and $31,125, respectively	2,396,087	2,137,245
Inventory, net	525,543	427,105
Prepaid expense and other	307,157	194,747
Total current assets	6,483,723	5,148,435
Property and equipment, net	293,488	356,253
Products leased and held for lease, net	300,168	212,131
Goodwill and other intangible assets, net	11,825,005	12,846,019
Deferred tax assets, net	367,057	367,057
Other assets, net	23,000	82,050
Total assets	$19,292,441	$19,011,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,193	$461,913
Accrued expenses	1,722,039	1,109,428
Income taxes payable	662,159	786,430
Deferred revenue	1,050,416	1,014,731
Deferred rent, current portion	21,494	14,938
Current portion of long-term debt and capital lease obligations	1,121,289	1,230,285
Other current liabilities	119,960	90,960
Total current liabilities	5,026,550	4,708,685
Deferred rent, net	21,037	37,704
Capital lease obligations, net	22,589	46,978
Common stock warrant liability	1,333,333	923,616
Long-term debt, net	7,620,230	8,669,151
Total liabilities	14,023,739	14,386,134
Commitments and Contingencies (See Note 10)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,565,591 and 39,315,591 shares issued and outstanding, respectively	39,566	39,316
Additional paid-in capital	3,697,536	3,109,473
Accumulated earnings	1,531,600	1,477,022
Total stockholders’ equity	5,268,702	4,625,811
Total liabilities and stockholders’ equity	$19,292,441	$19,011,945

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:		(Restated)		(Restated)
Product leases and royalties	$3,830,351	$3,190,823	$10,955,055	$9,229,815
Product sales and service	69	1,146	9,469	10,425
Total revenue	3,830,420	3,191,969	10,964,524	9,240,240
Costs and expenses:
Cost of ancillary products and assembled components	50,369	26,763	133,517	78,075
Selling, general and administrative	2,362,601	1,553,556	6,808,659	4,819,373
Research and development	139,185	89,513	403,618	270,734
Depreciation and amortization	440,130	419,540	1,323,772	1,252,860
Share-based compensation	384,925	41,075	553,313	91,006
Total costs and expenses	3,377,210	2,130,447	9,222,879	6,512,048
Income from operations	453,210	1,061,522	1,741,645	2,728,192
Other income (expense):
Settlement income	—	697,214	—	697,214
Interest expense	(432,466)	(227,632)	(1,316,045)	(741,045)
Loss on extinguishment of debt	—	(515,037)	—	(515,037)
Foreign currency exchange gains (losses)	59,624	(5,926)	125,576	354,301
Change in estimated fair value of warrant liability	(86,308)	2,933	(409,717)	2,933
Interest income	—	56	—	202
Total other expense	(459,150)	(48,392)	(1,600,186)	(201,432)
(Loss) income before provision for income taxes	(5,940)	1,013,130	141,459	2,526,760
Provision for income taxes	(21,990)	(351,412)	(86,881)	(873,768)
Net (loss) income	$(27,930)	$661,718	$54,578	$1,652,992
Net (loss) income per share, basic and diluted	$(0.00)	$0.02	$0.00	$0.04
Weighted-average shares outstanding:
Basic	39,432,982	39,315,591	39,368,521	39,372,944
Diluted	39,432,982	39,465,676	41,216,750	39,559,494

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:		(restated)
Net income	$54,578	$1,652,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,323,772	1,252,860
Amortization of debt issuance costs and debt discount	218,910	136,710
Bad debt expense	6,000	—
Loss on extinguishment of debt	—	515,037
Change in estimated fair value of warrant liability	409,717	(2,933)
Share-based compensation	553,313	91,006
Unrealized foreign exchange (gains) losses on cash and cash equivalents	(92,243)	31,886
Changes in operating assets and liabilities:
Restricted cash	(8,693)	10,009
Accounts receivable	(264,842)	(108,674)
Inventory	(271,149)	(181,319)
Prepaid expenses and other current assets	(112,410)	8,922
Accounts payable	(132,720)	(858,404)
Income tax payable	(124,271)	822,482
Accrued expenses	612,611	152,871
Deferred revenue	35,685	152,938
Other current liabilities	29,000	(15,069)
Deferred rent	(10,111)	(3,555)
Net cash provided by operating activities	2,227,147	3,657,759
Cash flows from investing activities:
Investment in intangible assets	(43,917)	—
Acquisition of property and equipment	(52,352)	(43,345)
Net cash used in investing activities	(96,269)	(43,345)
Cash flows from financing activities:
Proceeds from stock option exercises	35,000	—
Debt issuance costs	(17,091)	—
Proceeds received from long-term debt	—	932,126
Principal payments on capital lease obligations	(23,087)	(51,698)
Principal payments on long-term debt	(1,361,038)	(3,209,922)
Net cash used in financing activities	(1,366,216)	(2,329,494)
Effect of exchange rate changes on cash	92,243	(31,886)
Net increase in cash and cash equivalents	856,905	1,253,034
Cash and cash equivalents – beginning of period	2,304,761	570,623
Cash and cash equivalents – end of period	$3,161,666	$1,823,657
Supplemental cash flow information:
Cash paid for interest	$1,099,738	$753,250
Inventory transferred to assets held for lease	$172,711	$108,577
Cash paid for income taxes	$150,000	$35,000
Supplemental non-cash financing activities information:
Issuance of warrants in conjunction with term loan	$—	$809,631
Points paid on term loan	$—	$262,500

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

Restatement. The financial statements as of and for the three and nine months ended September 30, 2016 have been restated to correct the following errors noted during the preparation of the financial statements for the year ended December 31, 2016: (i) the amortization of original issue discount related to notes payable to Prime Table Games LLC and Prime Table Games UK (the “PTG Notes”) was not previously deducted from taxable income in our federal tax returns from 2011 through 2015 or to derive the income tax provision for the three and nine months ended September 30, 2016, which resulted in an understatement of deferred tax assets and an overstatement of the income tax provision in those periods; and (ii) foreign currency exchange gains and losses related to the PTG Notes were incorrectly reported as other comprehensive income instead of earnings (i.e., non-operating income). The restatements to reflect the correction of both errors are referred to herein collectively as the "Restatement."

The table below sets forth the amounts as originally reported for the categories presented in the condensed statements of operations that were affected by the Restatement, the effect of the Restatement and the restated amounts for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Statements of Income	As originally reported	Impact of restatement	As restated	As originally reported	Impact of restatement	As restated
Selling, general and administrative	$1,576,480	$(22,924)	$1,553,556	$4,850,785	$(31,412)	$4,819,373
Provision for income taxes	(602,619)	251,207	(351,412)	(990,639)	116,871	(873,768)
Foreign currency exchange (losses) gains	—	(5,926)	(5,926)	—	354,301	354,301
Loss on extinguishment of debt	(87,578)	(427,459)	(515,037)	(87,578)	(427,459)	(515,037)
Net income	820,972	(159,254)	661,718	1,577,867	75,125	1,652,992

The table below sets forth the amounts as originally reported for the categories presented in the condensed statements of cash flows that were affected by the Restatement, the effect of the Restatement and the restated amounts for the nine months ended September 30, 2016:

Statement of Cash Flow	As originally reported	Impact of restatement	As restated
Net income	$1,577,867	$75,125	$1,652,992
Loss on extinguishment of debt	87,578	427,459	515,037
Deferred income tax provision	54,370	(54,370)	—
Unrealized foreign exchange losses on cash and cash equivalents	—	31,886	31,886
Increase in accounts receivable	(107,969)	(705)	(108,674)
Decrease in other current assets	43,017	(43,017)	—
Decrease in prepaid expenses and other current assets	6,608	2,314	8,922
Decrease in accounts payable	(858,954)	550	(858,404)
Increase in income taxes payable	936,269	(113,787)	822,482
Increase in accrued expenses	141,841	11,030	152,871
Net cash provided by operating activities	3,321,274	336,485	3,657,759
Principal payments on notes payable	(2,873,437)	(336,485)	(3,209,922)
Net cash used in financing activities	(1,993,009)	(336,485)	(2,329,494)

NOTE 2. SIGNIFICANT BUSINESS DEVEVELOPMENTS

Resignation of Chairman, Chief Executive Officer (“CEO”) and President.  On July 24, 2017, Robert B. Saucier resigned from his positions as Chairman of the Board, CEO and President in order to aid us in our expanded regulatory jurisdictional ambitions.  Concurrently with Mr. Saucier’s resignation, the Board of Directors (the “Board”) appointed Mr. Saucier to serve as Executive Vice President of Business Development and Chief Product Officer.  In these new positions, he receives an annual salary of $225,000 and is eligible to receive performance-based bonuses and incentives, as well as employee benefits and other perquisites.  Mr. Saucier’s resignation was not the result of any disagreements with the Company, and he remains a member of the Board.

Appointment of new President and CEO.  Effective July 24, 2017, the Board appointed Todd P. Cravens to serve as President and CEO.  Mr. Cravens was previously serving as our Vice President of Business Development, a position he had held since January 1, 2017.

Mr. Cravens’ employment agreement related to his position as Vice President of Business Development was terminated and superseded with a new employment agreement to reflect his new positions and responsibilities.

Pursuant to the new employment agreement (the “Cravens Employment Agreement”), Mr. Cravens receives an annual base salary of $230,000, is eligible for bonuses if and as approved by the Compensation Committee of the Board and was granted options to purchase our common stock.  See Note 14 for further detail on the options granted. The term of the Cravens Employment Agreement is through July 26, 2020.  Mr. Cravens is entitled to certain severance payments in the event his employment with us is terminated by us without cause following a change of control, or following termination of the Cravens Employment Agreement by Mr. Cravens.

Appointment of new Director.  On July 26, 2017, the Board appointed Mark A. Lipparelli as a member of the Board to fill a newly-created board seat and elected Mr. Lipparelli to serve as Chairman of the Board. On August 31, 2017, we entered into a Board of Directors Services Agreement (the “Lipparelli Agreement”), pursuant to which Mr. Lipparelli receives monthly compensation of $7,500 and all customary and usual fringe benefits generally available to non-employee directors of the Board, and was granted shares of restricted common stock of the Company. See Note 12 for further detail on the restricted common stock granted.

Voting and dispositive control transfer agreements. On September 22, 2017, the Nevada Gaming Commission (the “NGC”) granted us licensure as a manufacturer and distributor of gaming products, which approval triggered the effectiveness of five Voting and Dispositive Control Transfer Agreements (the “VDCTA Agreements”).  The VDCTA Agreements collectively served to transfer voting and dispositive control of certain shares owned of record by Triangulum Partners, LLC, a New Mexico limited liability company (“Triangulum”) to named recipients (each a “Recipient” and collectively, the “Recipients”).

We and the Recipients (named below) previously entered into the VDCTA Agreements on August 18, 2017. However, the VDCTA Agreements did not become effective until September 22, 2017, concurrently with the NGC granting us a license as a manufacturer and distributor of gaming products in accordance with the stated terms of the VDCTA Agreements. The term of the VDCTA Agreements is while Mr. Saucier’s application for licensure with the NGC is pending.

The VDCTA Agreements were made and entered into by and among Triangulum, a limited liability company of which the managing member is Mr. Saucier, and each of the Recipients. Prior to the VDCTA Agreements, Triangulum owned and controlled shares equal to approximately 60.12% of our total issued and outstanding common stock.

The Recipients of the voting and dispositive control of the shares under the VDCTA Agreements are as follows:

Name	Number of shares	Percentage of total outstanding*
Mark Lipparelli	1,269,161 shares	3.22%
Bryan Waters	1,269,161 shares	3.22%
Norm DesRosiers	1,269,161 shares	3.22%
William Zender	1,269,161 shares	3.22%
John Connelly	1,269,161 shares	3.22%
Total	6,345,805 shares	16.12%

* The percentages listed in the table are based on 39,365,591 total outstanding shares and do not include other shares held by such Recipients.

Messrs. Lipparelli, Waters, DesRosiers and Zender are members of our Board.  During the term of the VDCTA Agreements, Triangulum granted an irrevocable proxy to each of the Recipients to vote the shares of our common stock covered by the VDCTA Agreements, and conveyed to each Recipient the right to “Transfer” the shares, defined as a “sale, transfer, tender, assignment, encumbrance, gift, pledge, hedge, swap, or other disposition, directly or indirectly” of the shares or any right or interest therein.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  Early adoption of the standard is permitted but not before the original effective date of December 15, 2016.  The ASU may be adopted using a full retrospective approach or a modified retrospective approach (reporting the cumulative effect as of the date of adoption.

We continue to assess the anticipated impact of adopting ASC 606 on our financial statements. The primary impacts of the adoption of ASC 606 are expected to be the following: (a) we will recognize an asset that represents the incremental costs of obtaining and fulfilling the contracts in existence at December 31, 2017 under the caption of prepaid expense and other assets. Such costs will be amortized on a straight-line basis over the expected term of the underlying contracts; and (b) revenues generated by our European distributors (which sublicense our intellectual properties to gaming establishments in Europe in accordance with license agreements entered into between us and such distributors) will be presented as gross revenue under the caption “product leases and royalties” and fees earned by such distributors will be presented as selling, general and administrative expenses. Currently, revenues generated by our European distributors are presented net of fees earned under the caption “product leases and royalties.”

ASC 606 will significantly increase revenue disclosure requirements. We currently do not anticipate significant changes to our business processes and systems to support the adoption of ASC 606 and are currently assessing the impact on our internal controls. We will continue to monitor and assess the impact of any changes to ASC 606 and interpretations as they become available.

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

NOTE 4. INVENTORY

Inventory, net consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Raw materials and component parts	$270,863	$171,478
Finished goods	96,834	128,956
Work-in-process	182,846	151,671
Inventory, gross	550,543	452,105
Less: inventory reserve	(25,000)	(25,000)
Inventory, net	$525,543	$427,105

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Furniture and fixtures	$280,694	$269,471
Automotive vehicles	215,127	202,143
Leasehold improvements	156,843	156,843
Computer equipment	117,645	105,114
Office equipment	53,483	37,871
Property and equipment, gross	823,792	771,442
Less: accumulated depreciation	(530,304)	(415,189)
Property and equipment, net	$293,488	$356,253

For the nine months ended September 30, 2017 and 2016, depreciation expense related to property and equipment of $115,117 and $97,326, respectively, is included in depreciation and amortization expense.

Accumulated depreciation of leasehold improvements totaled $105,322 and $82,183 as of September 30, 2017 and December 31, 2016, respectively.

NOTE 6. PRODUCTS LEASED AND HELD FOR LEASE

Products leased and held for lease, net consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Enhanced table systems	$546,539	$424,364
Less: accumulated depreciation	(246,371)	(212,233)
Products leased and held for lease, net	$300,168	$212,131

For the nine months ended September 30, 2017 and 2016, depreciation expense related to products leased and held for lease of $84,674 and $38,595, respectively, is included in depreciation and amortization expense.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets, net consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,615,967	13,615,967
Customer relationships	3,400,000	3,400,000
Trademarks	2,740,000	2,740,000
Non-compete agreements	660,000	660,000
Internally-developed software	102,968	—
Other intangible assets, gross	20,518,935	20,415,967
Less: accumulated amortization	(9,784,930)	(8,660,948)
Other intangible assets, net	10,734,005	11,755,019
Goodwill and other intangible assets, net	$11,825,005	$12,846,019

Included in amortization expense was $1,123,980 and $1,116,938 related to the above intangible assets for the nine months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense to be recorded for the twelve months ending September 30, 2018 through 2022 and thereafter is as follows:

September 30,	Total
2018	$1,498,873
2019	1,498,873
2020	1,481,712
2021	1,391,218
2022	1,390,676
Thereafter	3,472,653
Total amortization	$10,734,005

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
TableMAX license fee	$736,428	$470,512
Payroll and related	664,140	405,553
Professional fees	152,962	59,567
Commissions and royalties	110,353	54,551
Other	58,156	119,245
Total accrued expenses	$1,722,039	$1,109,428

TableMAX license fee. Under the terms of a five-year licensing agreement (the “TMAX Agreement”) with TableMAX Corporation (“TMAX”), a provider of electronic table games and platforms headquartered in Las Vegas, Nevada, we previously had exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain related game titles.  Pursuant to the terms of the TMAX Agreement, the licensee fee payable to TMAX is dependent upon our generating profitable operating results specifically from the use of TMAX products.  To the extent there are net profits (as defined in the TMAX Agreement), a percentage of such net profits is payable to TMAX depending on the number of TMAX product installations.  The TMAX Agreement expired during 2016, and we are currently negotiating the licensing fee that is payable to TMAX.

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Capital lease obligation – leasehold improvements	$54,921	$78,008
Less: Current portion	(32,332)	(31,030)
Total capital lease obligations – long-term	$22,589	$46,978

For the years ending September 30, future annual payments for capital leases obligations are as follows:

September 30,	Total
2018	$32,332
2019	22,589
Total minimum lease payments	$54,921

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Term loan	$9,712,500	$10,500,000
Notes payable, related party	—	509,135
Equipment notes payable	133,935	162,274
Insurance notes payable	—	36,063
Notes payable, gross	9,846,435	11,207,472
Less:
Unamortized debt issuance costs	(513,151)	(595,462)
Warrants issued	(624,097)	(743,604)
Notes payable, net	8,709,187	9,868,406
Less: Current portion	(1,088,957)	(1,199,255)
Long-term debt, net	$7,620,230	$8,669,151

Term loan.  In August 2016, we entered into a term loan agreement (the “Term Loan Agreement”) for an aggregate principal amount of $10,500,000 (the "Term Loan").  Proceeds of the Term Loan were primarily used to prepay in full the outstanding notes payable to unrelated parties. The remainder of the proceeds from the Term Loan was used for general corporate purposes and working capital needs.  The Term Loan is secured by a senior lien on substantially all of our assets.  In conjunction with the Term Loan, we also entered into a warrant agreement (the “Warrant Agreement”), pursuant to which we issued the lenders a six-year warrant to purchase 1,965,780 shares of our common stock (the “Warrants”). See Note 14. The estimated fair value of the Warrants on the grant date was determined to be $809,632 using the Black-Scholes option pricing model, and was recorded as a reduction of the related debt. The estimated fair value of the Warrants on the grant date is being amortized ratably over the term of the Warrants to interest expense.

Under the Term Loan, we are subject to quarterly financial covenants that, among other things, limit our annual capital expenditures (as defined in the Term Loan Agreement), and require us to maintain a specified leverage ratio and minimum EBITDA amounts, each of which are defined in the Term Loan agreement.  We were in compliance with the financial covenants of the Term Loan Agreement as of September 30, 2017.

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

Notes payable, related party.  In connection with an asset purchase agreement executed in December 2007, we executed a note payable to an entity owned and controlled by Mr. Saucier (the “Related Party Note Payable”).  The Related Party Note Payable required annual principal and interest payments of $109,908, at a fixed interest rate of 7.3% through December 2018, at which time there was a balloon payment due of $354,480.  On August 11, 2017, we repaid in full the then-outstanding principal balance along with accrued and unpaid interest (in the aggregate amount of $459,683) on the Related Party Note Payable.  This payment constituted a Restricted Payment as defined in our Term Loan, and we received a waiver with respect to the payment from the administrative agent for the Term Loan.

As of September 30, 2017, maturities of our long-term debt obligations are as follows:

September 30,	Total
2018	$1,088,957
2019	1,090,223
2020	1,076,750
2021	6,584,849
2022	5,656
Total notes payable	9,846,435
Less:
Unamortized debt issuance costs	(513,151)
Warrants issued	(624,097)
Notes payable, net	$8,709,187

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represent a significant portion of total revenues. For the nine months ended September 30, 2017 and 2016, respectively, we had the following client revenue concentration:

	Location	2017 Revenue	2016 Revenue
Client A	North America	13.6%	13.6%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents for two of our products expired, which accounted for approximately $5,370,094 or 49.0% of our revenue for the nine months ended September 30, 2017, as compared to $4,299,637 or 46.5% of our revenue for the nine months ended September 30, 2016. We continue to generate higher revenue from these products despite the expiration of the underlying patents and, accordingly, we do not expect the expiration of these patents to have a significant adverse impact on our future financial statements.

Operating lease. In February 2014, we entered into a lease (the “Spencer Lease”) for a new corporate office with an unrelated third party. The five-year Spencer Lease is for an approximately 24,000 square foot space, which is comprised of approximately 16,000 square feet of office space and 8,000 square feet of warehouse space. The property is located in Las Vegas, Nevada.

The initial term of the Spencer Lease commenced on April 1, 2014 and expires on June 30, 2019. We were obligated to pay approximately $153,000 in annual base rent in the first year, and the annual base rent is scheduled to increase by approximately 4% each year. We are also obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell. We also have an option to extend the term of the Spencer Lease for two consecutive terms of three years each, at the then current fair market value rental rate determined in accordance with the terms of the Spencer Lease.

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

Total rent expense was $217,650 and $208,961 for the nine months ended September 30, 2017 and 2016, respectively.

There are currently no operating lease commitments that extend beyond April 1, 2020.  As of September 30, 2017, the amounts shown in the accompanying table reflect our estimates of annual future minimum lease obligations:

September 30,	Annual obligation
2018	$232,368
2019	179,190
Total obligations	$411,558

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by U.S. GAAP, applicable law, statue or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 12 in Item 8. “Financial Statements and Supplementary Data” included in our 2016 10-K.

NOTE 12. STOCKHOLDERS’ EQUITY

In February 2017, a former employee forfeited 100,000 shares of unvested restricted stock and paid us $35,000 in connection with the exercise of 150,000 fully-vested stock options.

On August 31, 2017, in accordance with the Lipparelli Agreement, the Board authorized the issuance of 800,000 restricted shares of our common stock, which shares vest as follows: (i) as to the first 200,000 shares, on August 31, 2017, (ii) as to the next 200,000 shares, on January 2, 2018, and (iii) as to the next 400,000 shares, on January 2, 2019.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate at September 30, 2017 was 56.6%, as compared to 34.2% at September 30, 2016.  For the nine months ended September 30, 2017 and 2016, our effective tax rate was 51.4% and 34.3%, respectively.  The increase in the effective tax rate was primarily due to the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the nine months ended September 30, 2017.

NOTE 14. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. During the nine months ended September 30, 2017 and 2016, we issued 1,390,000 and 427,500 options to purchase our common stock, respectively, to members of our Board, independent contractors, executive officers and employees.

On May 1, 2017, we entered into an employment agreement (the “Hagerty Employment Agreement”) with Harry C. Hagerty, pursuant to which Mr. Hagerty serves as our Secretary, Treasurer and Chief Financial Officer for a term that extends through April 30, 2020.  Pursuant to the Hagerty Employment Agreement, Mr. Hagerty receives a base salary of $120,000 per annum and is eligible for bonuses if and as approved by the Compensation Committee of the Board.  In addition, Mr. Hagerty has been granted options to purchase 400,000 shares of our Common Stock at an exercise price per share of $0.60, subject to vesting and other conditions.

On July 26, 2017, in connection with the Cravens Employment Agreement, Mr. Cravens was granted options to purchase up to 450,000 shares of our common stock, which vest as follows: (i) as to the first 150,000 shares of stock, on July 26, 2017, (ii) as to the next 150,000 shares of stock, on August 1, 2018, and (iii) as to the next 150,000 shares of stock, on August 1, 2019, all pursuant to the terms of a stock option grant agreement by and between us and Mr. Cravens.  Provided that Mr. Cravens is a full-time employee on August 1, 2020, we agreed to grant to Mr. Cravens an option to purchase an additional 150,000 shares of our common stock with a strike price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter), which option will vest on August 1, 2020 (or the nearest trading date thereafter).

The fair value of all stock options granted for the nine months ended September 30, 2017 and 2016 was determined to be $652,895 and $96,137, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Dividend yield	0%	0%
Expected volatility	80% - 87%	89% - 90%
Risk free interest rate	1.73% - 1.94%	1.01% - 1.22%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2016	1,496,250	$0.32	$385,017	3.57
Issued	1,390,000	0.71	—	—
Exercised	(150,000)	0.23	—	—
Expired	—	—	—	—
Outstanding – September 30, 2017	2,736,250	$0.52	$1,767,429	3.87
Exercisable – September 30, 2017	1,822,359	$0.46	$1,289,100	3.53

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2016	128,889	$0.34	$30,933	3.99
Granted	1,390,000	0.71	—	—
Vested	(604,998)	0.73	—	—
Forfeited or expired	—	—	—	—
Unvested – September 30, 2017	913,891	$0.65	$478,329	4.54

As of September 30, 2017, our unrecognized stock-based compensation expense associated with the stock options issued was $333,888, which will be amortized over a weighted-average of 1.96 years.

Warrants.  On August 29, 2016, in connection with the Term Loan Agreement, we issued the lenders the Warrants to purchase 1,965,780 shares of our common stock at an initial exercise price of $0.30 per share. The number of shares of common stock issuable upon exercise of the Warrants, and/or the exercise price of such shares, is subject to standard anti-dilution adjustments in the event of stock splits, reorganizations, stock dividends, and similar events. As of the date of the Warrant Agreement, the shares of common stock issuable upon a full exercise of the Warrants represented 5.0% of the total issued and outstanding shares of our common stock. The lenders were also granted the right, but not the obligation, to purchase up to 5.0% of the total number of new securities that we may, from time to time, sell and issue.

The Warrants expire on August 29, 2022, and may not be exercised prior to the earliest of (a) the fifth anniversary of the Term Loan Agreement, (b) the date on which the obligations described in the Term Loan Agreement are satisfied in full, or (c) the date on which the lenders declare all or any portion of the outstanding amount of the Term Loan to be due and payable under the terms of the Term Loan Agreement (collectively, the "Trigger Date"). Exercise of the Warrants requires a sixty (60) day prior written notice, during which time we may exercise our Call Right described below.

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

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of September 30, 2017, the Warrants were the only financial instrument measured at estimated fair value on a recurring basis based on level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the three and nine months ended September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such forward-looking statements speak only as of the date of this report; we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in this report, as well as the disclosures made in the Galaxy Gaming, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 14, 2017 (the “2016 10-K”), and other filings we make with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price.

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

As discussed in Note 1 to our condensed financial statements included in Item 1 of this report, financial statements for the three and nine months ended September 30, 2016 have been restated to correct certain errors noted during the preparation of the financial statements for the year ended December 31, 2016.  The restatements to reflect the correction of these errors are referred to herein collectively as the "Restatement." For further information regarding the Restatement, see our Current Report on Form 8-K filed with the SEC on April 3, 2017.

Results of operations for the three months ended September 30, 2017. For the three months ended September 30, 2017, our continuing operations generated gross revenues of $3,830,420 compared to gross revenues of $3,191,969 for the comparable prior-year period, representing an increase of 638,451, or 20.0%.  This increase was primarily attributable to our focus on Premium Games such as High Card Flush, Heads Up Hold ’em and Player’s Edge, which command a higher price point per unit, and the improved performance of side bet games such as 21+3 and Bonus Craps. Selling, general and administrative expenses for the three months ended September 30, 2017 were $2,362,601 compared to $1,553,556 for the comparable prior period, representing an increase of $809,045, or 52.1%. Significant quarter-over-quarter changes in selling, general and administrative expenses consisted of the following categories:

	Three Months Ended September 30,
	2017	2016
Compensation and related	$1,078,284	$591,233
Professional and compliance fees	477,171	231,875

Employee compensation and related expenses increased as a result of our investments in personnel as we continue to grow and attract new talent, as well as higher sales commissions due to increased revenues in 2017. Professional and compliance fees have increased due to on-going regulatory applications in various jurisdictions.

Research and development expenses for the three months ended September 30, 2017 were $139,185, compared to $89,513 for the comparable prior-year period, representing an increase of $49,672, or 55.5%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the three months ended September 30, 2017 were $384,925, as compared to $41,075 for the comparable prior-year period, representing an increase of $343,850, or 837.1%. The increase was primarily due to stock options and restricted shares of common stock issued in 2017 to executive officers, board members and independent contractors.

Income from operations decreased $608,312 or 57.3% to $453,210 for the three months ended September 30, 2017, compared to $1,061,522 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative and share-based compensation expenses.

During the three months ended September 30, 2016, we entered into a settlement agreement with Red Card Gaming, Inc. and AGS, LLC to settle all claims and counter-claims related to contract dispute litigation. As a result of the settlement agreement, we recognized settlement income of $697,214, which includes a $350,000 payment from AGS and a release of $347,214 in accrued contingent consideration owed to AGS.

Total interest expense increased $204,834, or 90.0%, to $432,466 for the three months ended September 30, 2017, compared to $227,632 for the comparable prior-year period. The increase in interest expense was primarily due to the Term Loan refinance transaction completed in August 2016.

During the three months ended September 30, 2016, we repaid in full the PTG Notes and wrote off the related unamortized debt discounts, which resulted in a loss of extinguishment of debt of $515,037.

The change in estimated fair value of warrants issued in connection with the Term Loan resulted in other expense of $86,308 for the three months ended September 30, 2017, compared to other income of $2,933 for the comparable prior-year period. The estimated fair value is determined using the Black-Scholes pricing model.

Income tax provision was $21,990 for the three months ended September 30, 2017, compared to $351,412 for the comparable prior-year period.  This change was primarily attributable to the decrease in income before provision for income taxes and the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the three months ended September 30, 2017.

Results of operations for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, our continuing operations generated gross revenues of $10,964,524 compared to gross revenues of $9,240,240 for the comparable prior-year period, representing an increase of $1,724,284, or 18.7%.  This increase was primarily attributable to our focus on Premium Games such as High Card Flush, Heads Up Hold ’em and Player’s Edge, which command a higher price point per unit, and the improved performance of side bet games such as 21+3 and Bonus Craps. Selling, general and administrative expenses were $6,808,659 for the nine months ended September 30, 2017, compared to $4,819,373 for the comparable prior period, representing an increase of $1,989,286, or 41.3%. Significant year-over-year changes in selling, general and administrative expenses consisted of the following categories:

	Nine Months Ended September 30,
	2017	2016
Compensation and related	$2,852,292	$1,731,032
Professional and compliance fees	1,459,045	1,125,434

Employee compensation and related expenses increased as a result of our investments in personnel as we continue to grow and attract new talent, as well as higher sales commissions due to increased revenues in 2017. Professional and compliance fees have increased due to on-going regulatory applications in various jurisdictions.

Research and development expenses for the nine months ended September 30, 2017 were $403,618, compared to $270,734 for the comparable prior-year period, representing an increase of $132,884, or 49.1%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the nine months ended September 30, 2017 were $553,313, as compared to $91,006 for the comparable prior-year period, representing an increase of $462,307, or 508.0%. The increase was primarily due to stock options and restricted shares of common stock issued in 2017 to executive officers, board members and independent contractors.

Income from operations decreased $986,547, or 36.2%, to $1,741,645 for the nine months ended September 30, 2017, compared to $2,728,192 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative and share-based compensation expenses.

During the nine months ended September 30, 2016, we entered into a settlement agreement with Red Card Gaming, Inc. and AGS, LLC to settle all claims and counter-claims related to contract dispute litigation. As a result of the settlement agreement, we recognized settlement income of $697,214, which includes a $350,000 payment from AGS and a release of $347,214 in accrued contingent consideration owed to AGS.

Total interest expense increased $575,000, or 77.6%, to $1,316,045 for the nine months ended September 30, 2017, compared to $741,045 for the comparable prior-year period. The increase in interest expense was primarily due to the Term Loan refinance transaction completed in August 2016.

During the nine months ended September 30, 2016, we repaid in full the PTG Notes and wrote off the related unamortized debt discounts, which resulted in a loss of extinguishment of debt of $515,037.

The change in estimated fair value of warrants issued in connection with the Term Loan resulted in other expense of $409,717 for the nine months ended September 30, 2017, compared to other income of $2,933 for the comparable prior-year period. The estimated fair value is determined using the Black-Scholes pricing model.

Income tax provision was $86,881 for the nine months ended September 30, 2017, compared to $873,768 for the comparable prior-year period.  This change was attributable to the decrease in income before provision for income taxes and the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the nine months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2017	2016	2017	2016
		(Restated)		(Restated)
Net (loss) income	$(27,930)	$661,718	$54,578	$1,652,992
Interest income	—	(56)	—	(202)
Interest expense	432,466	227,632	1,316,045	741,045
Income tax provision	21,990	351,412	86,881	873,768
Depreciation and amortization	440,130	419,540	1,323,772	1,252,860
Loss on extinguishment of debt	—	515,037	—	515,037
Share based compensation expense	384,925	41,075	553,313	91,006
Foreign currency exchange gains	(59,624)	5,926	(125,576)	(354,301)
Change in estimated fair value of warrant liability	86,308	(2,933)	409,717	(2,933)
Settlement income	—	(697,214)	—	(697,214)
Adjusted EBITDA	$1,278,265	$1,522,137	$3,618,730	$4,072,058

Liquidity and capital resources. As of September 30, 2017, we had total current assets of $6,483,723 and total assets of $19,292,441. This compares to $5,148,435 and $19,011,945, respectively, as of December 31, 2016. The increase in current assets as of September 30, 2017 was primarily impacted by an increase in cash and cash equivalents and accounts receivable. Cash increased significantly due to reduced principal payments on the Term Loan as compared to the PTG Notes, partially offset by cash used to pay off the Related Party Note Payable in August 2017. Our total current liabilities as of September 30, 2017 were $5,026,550 and $4,708,685 as of December 31, 2016. This increase was primarily driven by the increase in accrued expenses (primarily due to the increase in TableMAX license fee accrual and payroll and related accruals). Our business model continues to be highly profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

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

At September 30, 2017, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities provided $2,227,147 in cash for the nine months ended September 30, 2017, compared to $3,657,759 for the nine months ended September 30, 2016. The decrease in operating cash flow was primarily due to the decreases in net income, income tax payable and loss on extinguishment of debt recorded in 2016, partially offset by changes in estimated fair value of warrant liability, share-based compensation and increases in accounts payable and accrued expenses.

Additionally, investing activities used cash of $96,269 for the nine months ended September 30, 2017. The cash flows from investing activities are due to the acquisition of software and property and equipment.  Cash used in financing activities during the nine months ended September 30, 2017 was $1,366,216, which was primarily due to principal payments towards long-term debt and capital leases.

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

Off balance sheet arrangements. As of September 30, 2017, there were no off balance sheet arrangements.

Recently issued accounting pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017 our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2017, in connection with the Cravens Employment Agreement, Mr. Cravens was granted options to purchase up to 450,000 shares of our common stock, which vest as follows: (i) as to the first 150,000 shares of stock, on July 26, 2017, (ii) as to the next 150,000 shares of stock, on August 1, 2018, and (iii) as to the next 150,000 shares of stock, on August 1, 2019, all pursuant to the terms of a Stock Option Grant Agreement by and between us and Mr. Cravens.  Provided that Mr. Cravens is a full-time employee on August 1, 2020, we agreed to grant to Mr. Cravens an option to purchase an additional 150,000 shares of our common stock with a strike price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter), which option will vest on August 1, 2020 (or the nearest trading date thereafter).

On September 30, 2017, we issued options to purchase up to 75,000 shares of our common stock to four members of our Board in consideration of their service on the Board, at an exercise price of $1.17 per share.  Each of the aforementioned options to purchase common stock was exercisable as of the date of grant.  The options must be exercised within five years from the date of grant or 90 days from the date of the recipient’s departure from the Board.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

10.1

Board of director service agreement of Mark A Lipparelli, dated August 31, 2017 (incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on August 31, 2017).

10.2	Form of voting and dispositive control transfer agreement (incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 27, 2017).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
101	Financials in XBRL format

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

Galaxy Gaming, Inc.

Date:	November 14, 2017

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 14, 2017

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)