Form 10-K
period 2017-12-31
Galaxy Gaming, Inc.
filed 2018-04-02
CIK 13156

@Jete062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period

for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.     Yes  ☐     No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $9,089,180. Shares of common stock held by each officer and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliation status is not a determination for other purposes.  The registrant has one class of securities, its common stock.

As of April 2, 2018, the registrant had 39,765,591 shares of common stock outstanding.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

Actual results could differ materially from those expressed or implied in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. You should not assume at any point in the future that the forward-looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

BUSINESS

We are an established global gaming company specializing in the design, development, manufacturing, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry.  Our products and services are designed to enhance the player’s experience and increase the profitability of our clients and include the design, development, manufacture and acquisition of proprietary table games and associated technology, platforms, systems, expert consultation and other services.

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

Products and Services

Casinos use our proprietary products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players.  We market our products and services to land-based, riverboat, cruise ship and internet gaming companies located in North America, the Caribbean, Central America, the British Isles, Europe and Africa and to cruise ships and internet gaming sites worldwide.  We currently serve over 600 casinos that use our enhancements on approximately 6,000 gaming tables.  Additional information regarding our products and services may be found on our website, www.galaxygaming.com.  Information found on the website should not be considered part of this report.

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

Enhanced Table Systems.  Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security.  An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities.  This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms.  Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game.  The BJS system is also used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos, which we refer to as our Inter-Casino Jackpot System.

e-Tables.  In 2011, we entered into a licensing agreement (the “TMAX Agreement”) with TableMAX Corporation (“TMAX”), a provider of electronic table games and platforms headquartered in Las Vegas, Nevada, and obtained exclusive worldwide rights (excluding one international territory and two U.S. states) to the TableMAX e-Table system and certain related game titles.  The TableMAX e-Table system is a fully automated, dealer-less, multi-player electronic table game platform.  Effective December 29, 2017, we entered into a First Amendment to the TMAX Agreement (the First Amendment”) to, among other things, allow us to retain all net profits generated after the date of the First Amendment and terminate the TMAX Agreement effective upon the earliest of (1) December 31, 2019; (2) termination of game placements at the remaining TableMax clients; or (3) regulatory approval received by

TMAX to service the remaining clients independently. The parties also executed a related settlement and release agreement (the “Settlement and Release Agreement”).  In January 2018, in connection with the First Amendment and the Settlement and Release Agreement, we paid the previously accrued amount of $774,645 to an assignee of TMAX.

Significant 2017 Business Developments

On May 1, 2017, Harry C. Hagerty was appointed as our Secretary, Treasurer and Chief Financial Officer. On July 24, 2017, Robert B. Saucier resigned from his positions as Chairman of the Board of Directors (the “Board”), Chief Executive Officer (“CEO”) and President in order to aid us in our expanded regulatory jurisdictional ambitions. Effective July 24, 2017, the Board appointed Todd P. Cravens to serve as President and CEO. On July 26, 2017, the Board appointed Mark A. Lipparelli as a member of the Board to fill a newly-created board seat and elected Mr. Lipparelli to serve as Chairman of the Board.  See Note 2 to our audited financial statements included in Item 8. “Financial Statements and Supplementary Data” for more detail.

Recurring Revenue & Gross Margins

The majority of our clients contract with us to use our services on a month-to-month basis with typically a 30 – 45 day termination notice requirement.  We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms.  Such recurring revenues accounted for over 99% of our total revenues in 2017 and generally have few direct costs thereby generating high gross profit margins.  We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this report.

STRATEGY

We believe that entertaining casino games will enhance players’ experiences and generate brand loyalty, resulting in increased profits for our casino clients.  We continue to expand our product offering by focusing on innovative products and services.  As we continue to develop and enhance our brand and reputation, we anticipate adding to new product lines and services that complement our overall strategy and enhance our market presence.

Our long-term business strategy focuses on increasing our value to casino clients by offering them enhanced services and support, and by producing innovative products and game play methodologies that their players enjoy.  We believe that by increasing the value of our products and services to clients, we can continue to build our recurring revenues in both existing and new markets.  To achieve this objective, we employ the following strategies:

1.	Expand our inventory of services, products and technologies;
2.	Increase our per unit price point by leveraging our Enhanced Table Systems;
3.	Expand the number of markets we serve.

Expand our inventory of services, products and technologies.  Our strategy is to be an important vendor to casino operators by offering a complete and comprehensive portfolio of services, games, products, systems, technologies and methodologies for casino table games.  We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.

Increase our per unit price point by leveraging our Enhanced Table Systems.  Our Enhanced Table Systems provide us with the opportunity to increase the amount of recurring revenue we receive from each table game placement.  Accordingly, our goal is to concentrate on installing new game placements using one or more of our Enhanced Table Systems and to convert our existing Proprietary Table Game placements that currently do not incorporate our Enhanced Table Systems.  We have modified most of our Premium Table Games and many of our Side Bets to benefit from the economics this new system affords us.  In the future, we intend to be able to offer this platform for all games.

Expand the number of markets we serve. There are table games markets in North America that we do not serve or in which we cannot offer our full suite of products and services.  In general, this is because we are not licensed to serve casinos in that market or the license we have limits the products and services we can provide.  Consequently, we are seeking to increase the number of jurisdictions in which we are licensed and to upgrade those licenses that limit our product and service offering. We intend to expand in table games markets outside of North America.  Finally, we aim to expand by offering our products and services in markets beyond traditional table games.  To this end, we have been active in deploying our game content into the legal on-line gaming market as well as making our content available on electronic gaming machines.

COMPETITION

We compete with several companies that develop and provide proprietary table games, electronic gaming platforms, game enhancements and related services.  We believe that the principal competitive factors in our market include products and services that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.

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

Our competitors include, but are not limited to, Scientific Games Corporation; Play AGS, Inc.; TCS/John Huxley; and Masque Publishing.  Moreover, we expect additional competitors to emerge in the future.  There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

MANUFACTURING AND SUPPLIERS

We obtain most of the parts for our products from third party suppliers, including both off-the-shelf items as well as components manufactured to our specifications.  We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products.  We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained and repairs are performed by our field service employees.  We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

RESEARCH AND DEVELOPMENT

We strive to develop and maintain a robust pipeline of new products and services to bring to market.  We employ a staff of hardware and software engineers, graphic artists and game developers at our corporate offices to support, improve and upgrade our products and to develop and explore other potential table game products, technologies, methodologies and services.  We also use contracted third party developers and engineers.

We incurred $488,829 and $353,816 in research and development expenditures during 2017 and 2016, respectively. Consistent with our increased focus on development of new product and services, we anticipate significant increases in research and development expenditures in 2018.

INTELLECTUAL PROPERTY

Our products and the intellectual property associated with them are typically protected by patents, trademarks, copyrights and non-compete agreements.  However, there can be no assurance that the steps we have taken to protect our intellectual property will be sufficient.  In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of infringement.  Furthermore, other companies could develop similar or superior products without violating our intellectual property rights.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail.

We have been subject to litigation claiming that we have infringed the rights of others and/or that certain of our patents and other intellectual property are invalid or unenforceable.  We have also brought actions against others to protect our rights.  See “Item 3. Legal Proceedings” and Note 11 of our audited financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

We also have authorizations with certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos.  These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.  Gaming on Native American lands within the United States is governed by the Federal Indian Gaming Regulatory Act of 1988 (“IGRA”) and specific tribal ordinances and regulations. Class III gaming (table games and slot machines, for example), as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission (“NIGC”) has oversight authority over gaming on Native American lands and generally monitors tribal gaming, including the establishment and enforcement of required minimum internal control standards. Each tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendors licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

The nature of the industry and our worldwide operations make the license application process very time consuming and require extensive resources.  We engage legal resources familiar with local customs in certain jurisdictions to assist in keeping us compliant with applicable regulations worldwide.  Through this process, we seek to assure both regulators and investors that all our operations maintain the highest levels of integrity and avoid any appearance of impropriety.

We have obtained or applied for all required government licenses, permits, registrations, findings of suitability and approvals necessary to manufacture and distribute gaming products in all jurisdictions where we directly operate.  Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction. Additionally, we license and/or lease our products through licensed distributors.

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

EMPLOYEES

We have 37 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6767 Spencer Street, Las Vegas, Nevada, where we currently occupy approximately 24,000 square feet of combined office and warehouse space and pay approximately $19,000 in monthly rent to a third party pursuant to a lease entered into effective in 2014. We also maintain a small warehouse and service facility in Kent, Washington.  See Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Data” for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business.  A description of these matters is contained in Note 11 to our audited financial statements included in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB marketplace (“OTCQB”) under the ticker symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCQB.

	2017		2016
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	0.67	0.52	0.22	0.12
June 30,	0.78	0.59	0.39	0.18
September 30,	1.17	0.70	0.52	0.26
December 31,	1.44	1.05	0.64	0.46

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

HOLDERS OF OUR COMMON STOCK

As of April 2, 2018, we had 39,765,591 shares of our common stock issued and outstanding and 47 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not yet adopted any formal equity compensation plans. During the three months ended December 31, 2017, we issued options to purchase 75,000 shares of common stock to members of our Board of Directors, which were valued at $57,472 using the Black-Scholes model. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, we generated gross revenues of $14,855,576 compared to $12,450,712 in 2016, representing an increase of $2,404,864, or 19.3%. This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to more game placements; (ii) Premium Games such as High Card Flush and Heads Up Hold ’em, which command a higher price point per unit; (iii) Side Bet games such as Bonus Craps and 21+3; and (iv) internet-based gaming activities.

Selling, general and administrative expenses were $9,057,025 in 2017 compared to $6,730,215 in 2016, representing an increase of $2,326,810, or 34.6%. Significant year-over-year changes in selling, general and administrative expenses are as follows:

	Year ended December 31,
	2017	2016
Compensation	$3,829,310	$2,273,318
Legal and professional fees	$1,972,514	$1,639,764

Employee compensation and related expenses increased as a result of our investments in personnel as we continue to grow and attract new talent, as well as higher sales commissions due to increased revenues in 2017. Professional and compliance fees have increased due to on-going regulatory applications in various jurisdictions.

Research and development expenses were $488,829 in 2017 compared to $353,816 in 2016.  This increase was primarily due to increased costs associated with testing our products currently in development.

Share-based compensation expenses was $813,480 in 2017, compared to $145,732 in 2016, representing an increase of $667,748, or 458.2%. The increase was primarily due to stock options and restricted shares of common stock issued in 2017 to executive officers, board members and independent contractors, as well as an increase in our stock price during 2017.

Income from operations decreased $885,015, or 26.1%, to $2,503,624 in 2017 compared to $3,388,639 in 2016. This decrease was primarily attributable to higher selling, general and administrative and share-based compensation expenses.

Settlement income was zero in 2017 compared to $697,214 in 2016. On July 11, 2016, we entered into a settlement agreement with Red Card Gaming, Inc. and AGS, LLC (“AGS”) to settle all claims and counter-claims related to contract dispute litigation. As a result of the settlement agreement, we recognized settlement income of $697,214 in 2016, which includes a $350,000 payment from AGS and a release of $347,214 in accrued contingent consideration then owed to AGS.

Total interest expense increased $487,577, or 40.3% to $1,696,737 for 2017 compared to $1,209,160 in 2016. The increase in interest expense is primarily due to the 2016 Term Loan Facility that was put in place in August 2016.

During 2016, we repaid in full the PTG Notes and wrote off the related unamortized debt discounts, which resulted in a loss of extinguishment of debt of $515,037.

The change in estimated fair value of warrants issued in connection with the Term Loan resulted in other expense of $409,717 for 2017 compared to $126,897 in 2016. The estimated fair value is determined using the Black-Scholes pricing model, subject to a ceiling on the maximum amount we may have to pay to repurchase the warrants under certain circumstances.

The income tax provision was $564,573 in 2017 compared to $770,723 in 2016.  This change was primarily attributable to (1) the decrease in income before provision for income taxes; partially offset by (2) additional income tax provision related to an amendment of the 2015 federal tax return in 2017; (3) the permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability as of and for the year ended December 31, 2017; and (4) a reduction in the value of our deferred tax assets due to a decrease in the federal statutory corporate income tax rate.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, foreign currency exchange gains, change in estimated fair value of warrant liability, and settlement income. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income from operations to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2017	2016
Net (loss) income	$(11,423)	$1,765,202
Interest income	(188)	(202)
Interest expense	1,696,737	1,209,160
Income tax provision	564,573	770,723
Depreciation and amortization	1,766,541	1,698,033
Share based compensation expense	813,480	145,732
Loss on extinguishment of debt	—	515,037
Foreign currency exchange gains	(155,792)	(300,964)
Change in estimated fair value of warrant liability	409,717	126,897
Settlement income	—	(697,214)
Adjusted EBITDA	$5,083,645	$5,232,404

Liquidity and capital resources. We intend to fund our continuing operations through increased sales and cash flow. However, the issuance of debt or equity financing arrangements may be required to fund expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be impaired. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

As of December 31, 2017, we had total current assets of $6,770,189 and total assets of $19,114,163. This compares to $5,148,435 and $19,011,945, respectively, as of December 31, 2016. The increase in current assets as of December 31, 2017 was primarily attributable to an increase in cash and cash equivalents, accounts receivable, net and prepaid expense and other assets. Cash increased due to reduced principal payments on the Term Loan as compared to the PTG Notes, partially offset by cash used to pay off the Related Party Note Payable in August 2017.  Our total current liabilities increased from $4,708,685 as of December 31, 2016 to $4,869,335 as of December 31, 2017. Our business model continues to be profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

We have undertaken certain growth initiatives to expand our recurring revenue base. As such we have made investments in personnel and research related to the development of our enhanced table systems. Additionally, we increased our sales and marketing budget and spent funds on regulatory efforts for the purpose of expanding the jurisdictions in which we can operate in. We have filed applications for new or enhanced licenses in several jurisdictions, which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

At December 31, 2017, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

Our operating activities provided $2,825,866 in cash for the year ended December 31, 2017, compared to $4,167,531 for the year ended December 31, 2016. The decrease in operating cash flow was primarily due to (1) decreases in net income and (2) increases in non-cash addbacks due to higher share-based compensation and higher expense related to changes in estimated fair value of warrant liability in 2017 as compared to 2016, partially offset by loss on extinguishment of debt recorded in 2016.

Additionally, investing activities used cash of $100,617 for the year ended December 31, 2017, compared to $82,702 for the year ended December 31, 2016.  This increase in cash used in investing activities was due to investment in intangible assets in 2017 and higher expenditure on property and equipment.

Cash used in financing activities during the year ended December 31, 2017 was $1,664,445 compared to $2,318,805 for the year ended December 31, 2016.  Cash used in financing activities consisted of principal payments towards long-term debt and capital leases and payments of debt issuance costs, partially offset by the proceeds received from stock option exercises.

Critical Accounting Policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 3 to our financial statements included in Item 8. “Financial Statements and Supplementary Data” for further detail on these critical accounting policies.

Off balance sheet arrangements. As of December 31, 2017, there were no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Galaxy Gaming, Inc. Las Vegas, Nevada

Opinion on the Financial Statements.  We have audited the accompanying balance sheets of Galaxy Gaming, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2017, and the notes to the financial statements (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States (U.S.).

Basis for Opinion.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ Piercy Bowler Taylor & Kern Piercy Bowler Taylor & Kern Certified Public Accountants We have served as the Company's auditor since 2016 Las Vegas, Nevada April 2, 2018

GALAXY GAMING, INC.

BALANCE SHEETS

December 31, 2017 AND 2016

ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$3,486,147	$2,304,761
Restricted cash	95,062	84,577
Accounts receivable, net of allowance for bad debts of $32,993 and $31,125, respectively	2,301,752	2,137,245
Inventory, net	524,126	427,105
Prepaid expense and other	363,102	194,747
Total current assets	6,770,189	5,148,435
Property and equipment, net	263,867	356,253
Assets deployed at client locations, net	373,650	212,131
Goodwill and other intangible assets, net	11,452,809	12,846,019
Deferred tax assets, net	230,648	367,057
Other assets, net	23,000	82,050
Total assets	$19,114,163	$19,011,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,035,383	$461,913
Accrued expenses	887,796	1,109,428
Income taxes payable	519,610	786,430
Deferred revenue	1,083,639	1,014,731
Deferred rent, current portion	23,679	14,938
Current portion of long-term debt and capital lease obligations	1,195,787	1,230,285
Other current liabilities	123,441	90,960
Total current liabilities	4,869,335	4,708,685
Deferred rent, net	14,025	37,704
Capital lease obligations, net	14,217	46,978
Common stock warrant liability	1,333,333	923,616
Long-term debt, net	7,420,385	8,669,151
Total liabilities	13,651,295	14,386,134
Commitments and Contingencies (See Note 10)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,565,591 and 39,315,591 shares issued and outstanding, respectively	39,566	39,316
Additional paid-in capital	3,957,703	3,109,473
Accumulated earnings	1,465,599	1,477,022
Total stockholders’ equity	5,462,868	4,625,811
Total liabilities and stockholders’ equity	$19,114,163	$19,011,945

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2017 AND 2016

	2017	2016
Revenue:
Product leases and royalties	$14,845,926	$12,436,748
Product sales and service	9,650	13,964
Total revenue	14,855,576	12,450,712
Costs and expenses:
Cost of ancillary products and assembled components	226,077	134,277
Selling, general and administrative	9,057,025	6,730,215
Research and development	488,829	353,816
Depreciation and amortization	1,766,541	1,698,033
Share-based compensation	813,480	145,732
Total costs and expenses	12,351,952	9,062,073
Income from operations	2,503,624	3,388,639
Other income (expense):
Settlement income	—	697,214
Interest expense	(1,696,737)	(1,209,160)
Loss on extinguishment of debt	—	(515,037)
Foreign currency exchange gains	155,792	300,964
Change in estimated fair value of warrant liability	(409,717)	(126,897)
Interest income	188	202
Total other expense	(1,950,474)	(852,714)
Income before provision for income taxes	553,150	2,535,925
Provision for income taxes	(564,573)	(770,723)
Net (loss) income	$(11,423)	$1,765,202
Net (loss) income per share, basic	$(0.00)	$0.05
Net (loss) income per share, diluted	$(0.00)	$0.04
Weighted-average shares outstanding:
Basic	39,418,194	39,162,303
Diluted	39,418,194	39,592,827

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2017 AND 2016

	Common Stock		Additional Paid in	(Accumulated Deficit)	Total Shareholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Beginning balance, January 1, 2016	39,215,591	$39,216	$2,963,841	$(288,180)	$2,714,877
Net income	—	—	—	1,765,202	1,765,202
Share based compensation expense	100,000	100	145,632	—	145,732
Balance, December 31, 2016	39,315,591	39,316	3,109,473	1,477,022	4,625,811
Net loss	—	—	—	(11,423)	(11,423)
Share based compensation expense	250,000	250	848,230	—	848,480
Balance, December 31, 2017	39,565,591	$39,566	$3,957,703	$1,465,599	$5,462,868

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net (loss) income	$(11,423)	$1,765,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,766,541	1,698,033
Amortization of debt issuance costs and debt discount	291,500	217,350
Provision for bad debt expense	8,060	13,849
Inventory reserve	68,501	26,425
Loss on extinguishment of debt	—	515,037
Change in estimated fair value of warrant liability	409,717	126,897
Deferred income tax provision	136,409	69,280
Share-based compensation	813,480	145,732
Unrealized foreign exchange (gains) losses on cash and cash equivalents	(120,582)	31,886
Changes in operating assets and liabilities:
Restricted cash	(10,485)	13,282
Accounts receivable	(172,567)	(322,423)
Inventory	(448,319)	(177,511)
Prepaid expenses and other current assets	(76,435)	(126,176)
Accounts payable	573,470	(959,936)
Income tax payable	(266,820)	596,935
Accrued expenses	(221,632)	258,537
Deferred revenue	68,908	297,041
Jackpot liabilities	32,481	(15,711)
Deferred rent	(14,938)	(6,198)
Net cash provided by operating activities	2,825,866	4,167,531
Cash flows from investing activities:
Investment in intangible assets	(43,917)	—
Acquisition of property and equipment	(56,700)	(82,702)
Net cash used in investing activities	(100,617)	(82,702)
Cash flows from financing activities:
Proceeds from stock option exercises	35,000	—
Debt issuance costs	(17,091)	(637,995)
Proceeds received from long-term debt	—	10,500,000
Principal payments on capital lease obligations	(31,006)	(59,197)
Principal payments on long-term debt	(1,651,348)	(12,121,613)
Net cash used in financing activities	(1,664,445)	(2,318,805)
Effect of exchange rate changes on cash	120,582	(31,886)
Net increase in cash and cash equivalents	1,181,386	1,734,138
Cash and cash equivalents – beginning of period	2,304,761	570,623
Cash and cash equivalents – end of period	$3,486,147	$2,304,761
Supplemental cash flow information:
Cash paid for interest	$1,407,840	$1,221,390
Inventory transferred to assets deployed at client locations	$282,797	$135,681
Cash paid for income taxes	$671,615	$71,700
Supplemental non-cash financing activities information:
Issuance of warrants in conjunction with term loan	$—	$796,719
Assets acquired under note payable	$—	$108,055

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2017 AND 2016

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

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

NOTE 2. SIGNIFICANT 2017 BUSINESS DEVEVELOPMENTS

Appointment of new Secretary, Treasurer and Chief Financial Officer. On May 1, 2017, we entered into an employment agreement with Harry C. Hagerty (the “Hagerty Employment Agreement”), pursuant to which Mr. Hagerty serves as our Secretary, Treasurer and Chief Financial Officer for a term that extends through April 30, 2020.  Pursuant to the Hagerty Employment Agreement, Mr. Hagerty will receive a base salary of $120,000 per annum, will be eligible for bonuses if and as approved by the Compensation Committee of the Board and was granted options to purchase our common stock (Note 14).  The Hagerty Employment Agreement was subsequently amended on January 1, 2018 to increase the base salary to $200,000 per annum.

Resignation of Chairman, Chief Executive Officer (“CEO”) and President.  On July 24, 2017, Robert B. Saucier resigned from his positions as Chairman of the Board of Directors (the “Board”), CEO and President in order to aid us in our expanded regulatory jurisdictional ambitions.  Mr. Saucier currently serves as Executive Vice President of Business Development, for which he will receive an annual salary of $225,000 and will be eligible to receive performance-based bonuses and incentives, as well as employee benefits and other perquisites.  Mr. Saucier’s resignation was not the result of any disagreements with the Company, and he remains a member of the Board.

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

Pursuant to the new employment agreement (the “Cravens Employment Agreement”), Mr. Cravens receives an annual base salary of $230,000 (increasing to $250,000 on August 1, 2018), is eligible for bonuses if and as approved by the Compensation Committee of the Board and was granted options to purchase our common stock (Note 14). The term of the Cravens Employment Agreement is through July 26, 2020.  Mr. Cravens is entitled to certain severance payments in the event his employment with us is terminated by us without cause or following a change of control, or following termination of the Cravens Employment Agreement by Mr. Cravens under certain circumstances.

Appointment of new Director.  On July 26, 2017, the Board appointed Mark A. Lipparelli as a member of the Board to fill a newly-created board seat and elected Mr. Lipparelli to serve as Chairman of the Board. On August 31, 2017, we entered into a Board of Directors Services Agreement (the “Lipparelli Agreement”), pursuant to which Mr. Lipparelli receives monthly compensation of $7,500 and all customary and usual fringe benefits generally available to non-employee directors of the Board, and was granted shares of our restricted common stock (Note 12).

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

The Recipients of the voting and dispositive control of the shares under the VDCTA Agreements are as follows:

Name	Number of shares	Percentage of total outstanding*
Mark Lipparelli	1,269,161 shares	3.22%
Bryan Waters	1,269,161 shares	3.22%
Norm DesRosiers	1,269,161 shares	3.22%
William Zender	1,269,161 shares	3.22%
John Connelly	1,269,161 shares	3.22%
Total	6,345,805 shares	16.10%

*	The percentages listed in the table are based on 39,365,591 total outstanding shares as of the date of the VDCTA Agreements and do not include other shares held by such Recipients.

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

Basis of presentation. The accompanying financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The results for the periods presented reflect all normal and recurring adjustments that management considers necessary for a fair presentation of operating results.

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

Cash and cash equivalents. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents. Our cash in bank balances are deposited in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses and we believe the risk of future loss is negligible.

Restricted cash. We are required by gaming regulation to maintain sufficient reserves in restricted accounts to be used for the purpose of funding payments to winners of our jackpots offered. Compliance with restricted cash requirements for jackpot funding is reported to gaming authorities in various jurisdictions.

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components to support our Enhanced Table Systems (Note 4) and we maintain inventory levels based on historical and industry trends.  We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand.  On January 1, 2017, we adopted ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  As a result, inventory is now valued at the lower of net realizable value (previously “market”) or cost, which is determined by the average cost method.  The adoption of ASU 2015-11 did not have a material effect on our reported financial position, results of operations or cash flows.

Assets deployed at client locations, net. Our Enhanced Table Systems are manufactured by us and deployed at our casino clients’ premises (Note 6).  When deployed and placed into service at client locations, the assets are transferred from inventory to assets deployed at client locations.  These assets are stated at cost, net of accumulated depreciation. Depreciation on assets deployed at client locations is calculated using the straight-line method over a three-year period.

Property and equipment, net. Property and equipment are being depreciated over their estimated useful lives (3 to 5 years) using the straight-line method of depreciation for book purposes (Note 5). Property and equipment are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds their fair value.

Goodwill. A goodwill balance of $1,091,000 was created as a result of an asset acquisition completed in October 2011 from Prime Table Games, LLC (the “PTG Acquisition”). Goodwill is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount. If found to be impaired, the carrying amount will be reduced and an impairment loss will be recognized.

Other intangible assets, net. These intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives:

Patents	87 - 132 months
Client relationships	264 months
Trademarks	132 - 360 months
Non-compete agreements	108 months
Internally-developed software	36 months

Other intangible assets (Note 7) are analyzed for potential impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds their fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. There were no events or changes in circumstances that would indicate a possible impairment as of December 31, 2017.

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

The estimated fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of December 31, 2017, the six-year common stock warrants issued to the lenders of the August 2016 $10,500,000 Term Loan (the “Term Loan”) to purchase 1,965,780 shares of our common stock (the “Warrants”) were the only financial instrument measured at estimated fair value on a recurring basis based on level 2 inputs (Note 14).

Leases.  We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent.  In April 2014, the landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000, which have been recorded as a capital lease and amortized over the initial term of the lease (Note 9).

Revenue recognition. Revenue is primarily derived from the licensing of our products and intellectual property. Consistent with our strategy, revenue is generated from negotiated month-to-month recurring licensing fees or the performance of our products, or both. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

Revenue is recognized when it is earned. Depending upon the product and negotiated terms, our clients may be invoiced monthly in advance, monthly in arrears or quarterly in arrears for the licensing of our products. If billed in advance, the advance billings are recorded as deferred revenue until earned. If billed in arrears, we recognize revenue upon invoicing at the subsequent date. Generally, we begin earning revenue with the installation or “go live” date of the associated product in our clients’ establishment. The monthly recurring invoices are based on executed agreements with each client.  Additionally, clients may be invoiced for product sales at the time of shipment or delivery of the product.

Revenue from the sale of our products is recognized when the following criteria are met:

(1)    Persuasive evidence of an arrangement between us and our client exists;

(2)    Shipment has occurred;

(3)    The price is fixed and or determinable; and

(4)    Collectability is reasonably assured or probable.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), which is a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance, including industry-specific guidance.  We have evaluated the potential impact of adopting ASC 606 when it becomes effective January 1, 2018 (see “New accounting standards not yet adopted” below).

Costs of ancillary products and assembled components. Ancillary products include paytables (display of payouts), bases, layouts, signage and other items as they relate to support specific proprietary games in connection with the licensing of our games. Assembled components represent the cost of the equipment, devices and incorporated software used to support our Enhanced Table Systems.

Research and development. We incur research and development (“R&D”) costs to develop our new and next-generation products. Our products reach commercial feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

Foreign currency transactions.  We record foreign currency transactions at the exchange rate prevailing at the date of the transaction. Subsequent exchange gains and losses from foreign currency remeasurements are included in other income (expense) of our statements of operations.

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We account for income taxes in accordance with ASC Topic 740, Income Taxes. We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2017 and 2016, we did not record a valuation allowance.

We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (Note 13).

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

Net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares issued and outstanding during the year. Diluted net income per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options, restricted stock and warrants, if applicable, during the year, using the treasury stock method. The effect of outstanding stock options, restricted stock and warrants is excluded from the computation of net loss per share for the year ended December 31, 2017 as the effect is anti-dilutive.

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

Common stock warrants. We account for common stock warrants (Note 14) pursuant to the applicable guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, on the understanding that in compliance with applicable securities laws, registered warrants require the issuance of unregistered securities upon exercise.  We classify the warrants on the balance sheet as a long-term liability, which is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We develop our estimates based on historical data. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the registered warrants. Changes in the fair market value of the Warrants are reflected in the statement of operations as “Change in estimated fair value of warrant liability.” No warrants have been exercised as of December 31, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  We will adopt ASC 606 on its effective date of January 1, 2018 using the modified retrospective approach (reporting the cumulative effect as of the date of adoption).

The primary impacts of the adoption of ASC 606 on our financial statements are the following: (a) revenues generated by our European distributors (which sublicense our intellectual properties to gaming establishments in Europe in accordance with license agreements entered into between us and such distributors) will be presented as gross revenue under the caption “product leases and royalties” and fees earned by such distributors will be presented as selling, general and administrative expenses. Currently, revenues generated by our European distributors are presented net of fees earned under the caption “product leases and royalties;” and (b) prepayments from customer in advance of the period that the revenue is recognized were historically recorded under the caption

“deferred revenue” in the accompanying balance sheet. This caption will be renamed “contract liability” in accordance with the requirements of ASC 606.

We have determined that, as a result of adopting ASC 606, our revenue for the year ended December 31, 2017 will increase by $695,199, with a corresponding increase to selling, general and administrative expense. There is no impact expected on net income for the year ended December 31, 2017.

Despite the immaterial impact of the adoption of ASC 606 on our financial statements, the adoption of ASC 606 will significantly increase revenue disclosure requirements.

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

Compensation - Stock Compensation.  In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. We will adopt the guidance on January 1, 2018, as required, and do not believe the adoption of this guidance will have a material impact on our financial statements.

NOTE 4. INVENTORY

Inventory, net consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Raw materials and component parts	$235,673	$171,478
Work-in-process	214,895	151,671
Finished goods	103,558	128,956
Inventory, gross	554,126	452,105
Less: inventory reserve	(30,000)	(25,000)
Inventory, net	$524,126	$427,105

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at December 31, 2017 and 2016:

	2017	2016
Furniture and fixtures	$280,694	$269,471
Automotive vehicles	215,127	202,143
Leasehold improvements	156,843	156,843
Computer equipment	121,992	105,114
Office equipment	53,483	37,871
Property and equipment, gross	828,139	771,442
Less: accumulated depreciation	(564,272)	(415,189)
Property and equipment, net	$263,867	$356,253

For the years ended December 31, 2017 and 2016, depreciation expense related to property and equipment was $149,085 and $133,381, respectively.

Property and equipment, net included $156,843 of leasehold improvements acquired under capital leases as of December 31, 2017 and 2016.  Accumulated depreciation of assets acquired under capital leases totaled $113,035 and $82,183 at December 31, 2017 and 2016, respectively (Note 9).

NOTE 6. Assets deployed at client locations, net

Assets deployed at client locations, net consisted of the following at December 31, 2017 and 2016:

	2017	2016
Enhanced table systems	$638,981	$424,364
Less: accumulated depreciation	(265,331)	(212,233)
Assets deployed at client location, net	$373,650	$212,131

For the years ended December 31, 2017 and 2016, depreciation expense related to assets deployed at client locations, net was $121,278 and $58,035, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and finite-lived Intangible assets, net consisted of the following at December 31, 2017 and 2016:

	2017	2016
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,475,000	13,475,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	102,968	—
Other intangible assets, gross	20,518,935	20,415,967
Less: accumulated amortization	(10,157,126)	(8,660,948)
Other intangible assets, net	10,361,809	11,755,019
Goodwill and other intangible assets, net	$11,452,809	$12,846,019

For the years ended December 31, 2017 and 2016, amortization expense related to the finite-lived intangible assets was $1,496,177 and $1,506,617 respectively.

Estimated amortization expense to be recorded for the twelve months ending 2018 through 2022 and thereafter are as follows:

December 31,	Total
2018	$1,498,874
2019	1,498,874
2020	1,454,798
2021	1,391,218
2022	1,106,104
Thereafter	3,411,941
Total amortization	$10,361,809

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2017 and 2016:

	2017	2016
Payroll and related	$712,584	$405,553
Professional fees	63,488	59,567
Commissions and royalties	65,380	54,551
TableMAX license fee	—	470,512
Other	46,344	119,245
Total accrued expenses	$887,796	$1,109,428

TableMAX license fee. Under the terms of the TMAX Agreement, we hold exclusive worldwide rights (excluding one international territory and two U.S. states) to the TMAX electronic gaming platform and certain related game titles.  Pursuant to the terms of the TMAX Agreement, the licensee fee payable to TMAX is dependent upon our generating profitable operating results specifically from the use of TMAX products.  To the extent there are net profits (as defined in the TMAX Agreement), a percentage of such net profits is payable to TMAX depending on the number of TMAX product installations.  Effective December 29, 2017, we entered into the First Amendment to the TMAX Agreement with TMAX to, among other things, allow us to retain all net profits generated after the date of the First Amendment and terminate the TMAX Agreement effective upon the earliest of (1) December 31, 2019; (2) termination of game placements at the remaining TableMAX clients; or (3) regulatory approval received by TMAX to service the remaining clients independently. In January 2018, in connection with the First Amendment and the Settlement and Release Agreement, we paid the previously accrued amount of $774,645 to an assignee of TMAX. As such, the liability was reclassified to accounts payable from accrued expenses as of December 31, 2017.

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at December 31, 2017 and 2016:

	2017	2016
Capital lease obligation	$47,002	$78,008
Less: Current portion	(32,785)	(31,030)
Total capital lease obligations – long-term	$14,217	$46,978

The capital lease obligation requires 60 monthly payments of $2,879, including 5.5% interest, beginning April 2014 through June 2019.

The capital leases cover furniture and leasehold improvements located at our corporate headquarters in Las Vegas, Nevada.  As of December 31, 2017, annual requirements for capital leases obligations are as follows:

December 31,	Total
2018	$32,785
2019	14,217
Total minimum lease payments	$47,002

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2017 and 2016:

	2017	2016
Term loan	$9,450,000	$10,500,000
Notes payable, related party	—	509,135
Equipment notes payable	124,311	162,274
Insurance notes payable	73,734	36,063
Notes payable, gross	9,648,045	11,207,472
Less:
Unamortized debt issuance costs	(480,397)	(595,462)
Warrants issued	(584,261)	(743,604)
Notes payable, net	8,583,387	9,868,406
Less: Current portion	(1,163,002)	(1,199,255)
Long-term debt, net	$7,420,385	$8,669,151

Term loan credit facility. In August 2016, we entered into a term loan agreement (the “Term Loan Agreement”) for an aggregate principal amount of $10,500,000 (the "Term Loan"). Proceeds of the Term Loan were primarily used to prepay in full the outstanding notes then payable to unrelated parties. The remainder of the proceeds from the Term Loan were used for general corporate purposes and working capital needs. The Term Loan is secured by a senior lien on our assets. In conjunction with the Term Loan, we also entered into a warrant agreement (the “Warrant Agreement”), pursuant to which we issued the lenders a six-year warrant to purchase 1,965,780 shares of our common stock (the “Warrants”). The estimated fair value of the Warrants (Note 14) on the grant date was determined to be $809,632 using the Black-Scholes option pricing model, and was recorded as a reduction of the related debt. The estimated fair value of the Warrants on the grant date is being amortized ratably over the term of the Warrants to interest expense.

Under the Term Loan, we are subject to quarterly financial covenants that, among other things, limit our annual capital expenditures (as defined in the Term Loan agreement), and require us to maintain a specified leverage ratio and minimum EBITDA amount, each of which are defined in the Term Loan agreement. We were in compliance with the financial covenants of the Term Loan Agreement as of December 31, 2017.

During the initial twelve-month period of the Term Loan, the outstanding principal accrued interest at the rate of 14.0% per annum.

Thereafter, the outstanding principal accrues interest at the lesser of 14.0% per annum or 12.5% per annum for any quarterly period in which we achieve a specified leverage ratio. Beginning October 1, 2017, the interest rate per annum decreased to 12.5% due to the achievement of such ratio.

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

Notes payable, related party.  In connection with an asset acquisition from GGLLC in 2007, we executed a note payable to an entity owned and controlled by Mr. Saucier (the “Related Party Note Payable”).  The Related Party Note Payable required annual principal and interest payments of $109,908, at a fixed interest rate of 7.3% through December 2018, at which time there was a balloon payment due of $354,480.  On August 11, 2017, we repaid in full the then-outstanding principal balance along with accrued and unpaid interest (in the aggregate amount of $459,683) on the Related Party Note Payable.  This payment constituted a Restricted Payment as defined in our Term Loan, and we received a waiver with respect to the payment from the administrative agent for the Term Loan.

Maturities of our notes payable as of December 31, 2017 are as follows:

December 31,	Total
2018	$1,163,002
2019	1,090,553
2020	1,072,033
2021	6,322,457
Total notes payable	9,648,045
Less:
Unamortized debt issuance costs	(480,397)
Warrants issued	(584,261)
Notes payable, net	$8,583,387

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represents a significant portion of total revenues. As of December 31, 2017 and 2016, we had the following client revenue concentrations:

	Location	2017 Revenue	2016 Revenue
Client A	North America	13.3%	13.4%

The amounts in accounts receivable related to this significant client at December 31, 2017 and 2016 were approximately $161,000 and $210,000, respectively.

We are also exposed to risks associated with expiration of our patents. In 2015, domestic and international patents expired on two of our products, which accounted for approximately $7,176,000 or 48.3% of our revenue for the year ended December 31, 2017, as compared to $5,725,000 or 46% of our revenue for the year ended December 31, 2016. We continue to generate revenue from these products despite the expiration of the underlying patents and, accordingly, we do not expect the expiration of these patents to have a significant adverse impact on our future financial statements.

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

In connection with the Spencer Lease, the landlord agreed to finance tenant improvements of $150,000 (“TI Allowance”).  The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum.  The TI Allowance has been classified as a capital lease on the balance sheet (Note 9).

Total rent expense was $292,227 and $285,814 for the year ended December 31, 2017 and 2016, respectively.

The following table reflects our estimates of lease obligations for the twelve months ending 2018 through 2019 and are based upon our current operating leases. There are currently no operating lease commitments beyond June 30, 2019.

December 31,	Annual Obligation
2018	$234,552
2019	119,460
Total obligations	$354,012

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

Uncertain tax positions.  As further discussed in Note 13, in accordance with ASC 740, we have recorded a liability of $44,488 related to potentially uncertain tax position as of December 31, 2017.  However, due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

NOTE 12. STOCKHOLDERS’ EQUITY

In February 2017, a former employee forfeited 100,000 shares of unvested restricted stock and paid us $35,000 in connection with the exercise of 150,000 fully-vested stock options.

On August 31, 2017, in accordance with the Lipparelli Agreement, the Board authorized the issuance of 800,000 restricted shares of our common stock, which shares vest as follows: (i) as to the first 200,000 shares, on August 31, 2017, (ii) as to the next 200,000 shares, on January 2, 2018, and (iii) as to the next 400,000 shares, on January 2, 2019.  As of December 31, 2017, nonvested shares associated with the August 31, 2017 stock grant to Mr. Lipparelli were considered not issued until future services are rendered and shares become vested. The fair value of shares vested on August 31, 2017 was estimated to be $164,000, using the grant date trading price of our stock.

NOTE 13. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Current:
Federal	$420,967	$680,882
State	7,197	20,561
Total current	428,164	701,443
Deferred:
Federal	145,602	71,657
State	(9,193)	(2,377)
Total deferred	136,409	69,280
Provision for income taxes	$564,573	$770,723

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2017 and 2016:

	2017	2016
Tax provision computed at the federal statutory rate	$188,072	$862,215
State income tax, net of federal benefit	(523)	21,860
Permanent items	163,388	78,804
Credits	(52,285)	(58,159)
True ups and rounding	145,121	(115,397)
Change in federal statutory rate, net of benefit	132,377	—
Uncertain tax positions	(11,577)	(18,600)
Income tax provision	$564,573	$770,723

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2017 and 2016:

	2017	2016
Deferred Tax Assets:
Intangible assets	$135,068	$178,057
Accruals & reserves	22,678	58,656
Credits from amended return	—	192,461
Other	177,681	122,744
Total deferred tax assets	335,427	551,918

Deferred Tax Liabilities:
Basis difference in fixed assets	(104,779)	(184,861)
Total deferred tax liabilities	(104,779)	(184,861)

Gross deferred tax asset	230,648	367,057
Net deferred tax assets	$230,648	$367,057

In accordance with ASC Topic 740, we analyzed our valuation allowance at December 31, 2017 and determined that, based upon available evidence, it is more likely than not that certain of our deferred tax assets will be realized and, as such, has removed any valuation allowance against certain deferred tax assets.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of accrued expenses in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance:	$56,886	$51,074
Increases related to tax positions taken during the current year	5,229	12,572
Decreases related to expiration of statute of limitations	(16,806)	(6,760)
Other adjustments	(821)	—
Ending Balance:	$44,488	$56,886

Our total liability for unrecognized gross tax benefits was $44,488 as of December 31, 2017, which, if ultimately recognized, would impact the effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2014 and thereafter.  For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2014 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2017 and 2016, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2017 and 2016.

As of December 31, 2017, we expected to use our foreign tax credits of $51,679 to offset federal income tax owed in 2017.

NOTE 14. STOCK OPTIONS AND WARRANTS

Stock options. For the years ended December 31, 2017 and 2016, we issued options to purchase 1,465,000 and 540,000 shares of our common stock, respectively, to members of our Board, employees and independent contractors.  The stock options generally have a contractual term of five years. The stock options issued to employees generally require continuous employment through vesting dates, while those issued to members of our Board generally vest immediately on the grant date.

On May 1, 2017, in connection with the Hagerty Employment Agreement, Mr. Hagerty was granted options to purchase 400,000 shares of our Common Stock at an exercise price per share of $0.60, which vest as follows: (i) as to the first 100,000 shares of stock, on May 1, 2017; (ii) as to the next 100,000 shares of stock, on May 1, 2018; (iii) as to the next 100,000 shares of stock, on May 1, 2019; and (iii) as to the next 100,000 shares of stock, on May 1, 2020, all pursuant to the terms of a stock option grant agreement by and between us and Mr. Hagerty.

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

The fair value of stock options granted in 2017 and 2016 was $710,368 and $141,311, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options issued 2017	Options issued 2016
Dividend yield	0%	0%
Expected volatility	78% - 87%	87% - 91%
Risk free interest rate	1.73% - 2.20%	1.01% - 1.93%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2016	1,496,250	$0.32	$385,017	3.57
Issued	1,465,000	0.73	—	—
Exercised	(150,000)	0.23	—	—
Expired	—	—	—	—
Outstanding – December 31, 2017	2,811,250	$0.54	$1,849,517	3.65
Exercisable – December 31, 2017	1,985,693	$0.50	$1,382,138	3.40

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2016	128,889	$0.34	$30,933	3.99
Granted	1,465,000	0.73	—	—
Vested	(768,332)	0.78	—	—
Forfeited or expired	—	—	—	—
Unvested – December 31, 2017	825,557	$0.63	$467,379	4.27

As of December 31, 2017, our unrecognized share-based compensation expense associated with the stock options issued was $262,940, which will be amortized over a weighted-average of 1.90 years.

The cost of all stock options and stock grants (Note 14) issued have been classified as share-based compensation on the statement of operations for the years ended December 31, 2017 and 2016.  Total share-based compensation was $813,480 and $145,732 for the years ended December 31, 2017 and 2016, respectively.

Warrants.  On August 29, 2016, in connection with the Term Loan agreement, we issued the Warrants to purchase 1,965,780 shares of common stock at an initial exercise price of $0.30 per share to the Term Loan lenders. The number of shares of common stock issuable upon exercise of the Warrants, and/or the exercise price of such shares, is subject to standard anti-dilution adjustments in the event of stock splits, reorganizations, stock dividends, and similar events. As of the date of the Warrant Agreement, the shares of common stock issuable upon a full exercise of the Warrants represented 5.0% of the total issued and outstanding shares of our common stock. The lenders were also granted the right, but not the obligation, to purchase up to 5.0% of the total number of new securities that we may, from time to time, sell and issue.

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

As of December 31, 2017, the Warrants were the only financial instrument measured at estimated fair value on a recurring basis, which was determined using the Black-Scholes pricing model, subject to a ceiling on the maximum amount we will have to pay to repurchase the warrants under certain circumstances. The estimated fair value of the Warrants was determined using Level 2 inputs, as defined ASC 820, since inputs utilized in the Black-Scholes pricing model were based on observable market inputs, but not for identical assets or liabilities.

NOTE 15. SUBSEQUENT EVENTS

On February 21, 2018, Triangulum, an entity controlled by Mr. Saucier, sold 395,000 shares of our common stock in the open market (OTCQB exchange) at $1.09 per share.  The shares were sold pursuant to Rule 144 of the Securities Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held	Years in Position/Date of Appointment or Commencement
Todd P. Cravens	45	President and Chief Executive Officer	1 year/July 24, 2017
Harry C. Hagerty	57	Chief Financial Officer, Secretary and Treasurer	1 year/May 1, 2017
Mark A. Lipparelli	52	Chairman of the Board	1 year/July 26, 2017
Robert B. Saucier	63	Director	20 years/October 7, 1997
Norm DesRosiers	68	Director	4 years/March 1, 2014
William A. Zender	62	Director	3 years/May 1, 2014
Bryan W. Waters	55	Director	2 years/April 1, 2015

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Todd Cravens was appointed as our President and Chief Executive Officer on July 24, 2017. Mr. Cravens previously served as our Vice President of Business Development, a position he had held between January 2017 and July 2017.  Prior to joining Galaxy Gaming, Mr. Cravens served as the Chief Executive Officer of Americas for TCS/John Huxley (a leader in table games products for casinos around the world) from 2013 to 2016; as President of AGS Illinois LLP and Vice President and General Manager of the Illinois Operations of AGS (a leading designer and supplier of electronic gaming machines and other products and services for the gaming industry) from 2010 to 2011; as Director of New Business of Betson Enterprises (a global full-line distributor of amusement and vending equipment) from 2002 to 2010; Vice President of Operations of uWink (a publicly traded digital entertainment company) from 1999 to 2001; and as the Vice President of Sales of Bulldog Amusements (specializing in sales and marketing functions for the coin operated amusement industry) from 1995 to 2000.  In addition, Mr. Cravens has been the principal of Cravens Consulting, LLC (specializing in developing gaming markets) since 2011.

Harry C. Hagerty was appointed as our Chief Financial Officer, Secretary and Treasurer on May 1, 2017.  Mr. Hagerty served as President and Chief Financial Officer of Sightline Payments LLC, a privately-held provider of payments solutions to the gaming industry, from November 2011 to August 2017.  Mr. Hagerty served as a member of the Board of Directors of Trump Entertainment Resorts, Inc. from June 2008 to July 2010; as Chief Financial Officer of Global Cash Access Holdings, Inc., a publicly-traded provider of payments solutions to the gaming industry, from July 2004 to July 2007; and as Executive Vice President and Chief Financial Officer of Caesars Entertainment, Inc., an operator of casino resorts around the world, from March 2002 to May 2004. Prior to joining Caesars, Mr. Hagerty had a twenty-year career as an investment banker.

Mark A. Lipparelli was appointed to our Board and as our Chairman on July 26, 2017. Mr. Lipparelli currently serves as the Chief Executive Officer of Gioco Ventures, a strategic advisory and product development firm serving the gaming, investment, technology and entertainment industries around the globe, a position he has held since 2007. Mr. Lipparelli also formerly represented State Senate District 6 in the Nevada Legislature, having been appointed to the post in December 2014, and served on various Senate committees.  Mr. Lipparelli has also been an appointee to the Nevada Gaming Policy Committee. Between 2002 and 2007, Mr. Lipparelli served in various executive management positions at Bally Technologies, Inc., a gaming technology supply company listed on the NYSE, including as Executive Vice President of Operations. Prior to joining Bally, Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a publicly traded gaming supply company, from 2001 to 2003; as Chief Financial Officer of Camco, Inc., a retail chain holding company, from 2000 to 2001; as Senior Vice President of Entertainment Systems for Bally Gaming, Inc. (a subsidiary of publicly traded Alliance Gaming Corporation), from 1998 to 2000; and various management positions including Vice President of Finance for publicly traded Casino Data Systems from 1993 to 1998. Between 2009 and 2012, Mr. Lipparelli served as a Board Member and Chairman of the Nevada State Gaming Control Board. Mr. Lipparelli is a Board Trustee Emeritus of the University of Nevada Foundation, Board Member of the National Center for Responsible Gaming, and member of the International Association of Gaming Advisors and of the International Masters of Gaming Law. Mr. Lipparelli received a bachelor’s degree in finance (1987) and a master’s degree in economics (1993) from the University of Nevada, Reno. Among other qualifications, Mr. Lipparelli brings over 20 years of experience in the gaming industry, including his service as Chief Executive Officer of a strategic advisory and product development firm, various executive management positions at companies serving the gaming industry, his legislative experience with the State Senate and past roles with the Nevada State Gaming Control Board.

Robert B. Saucier is a Director.  Mr. Saucier is our founder and served as CEO and Chairman since inception through July 2017 and for our accounting and operational predecessors since 1997.  During his career, Mr. Saucier has founded and grown five start-up companies. He was founder and CEO of the Mars Hotel Corporation, (1992 - 1998), a company that developed and managed the first non-tribal casino in Washington. Previously, Mr. Saucier founded International Pacific, an Inc. 500 company which recorded a

2,447% growth rate (five-year period) and served as its President and Chairman (1986 - 1992). He also founded and led Titan International, Inc. (1981 - 1986), a company that was engaged in electronic safety, security and surveillance systems. Throughout his career, Mr. Saucier has consulted with and invested in numerous business ventures and real estate development projects. Among other qualifications, Mr. Saucier brings to the Board executive leadership experience, including his service as CEO of a casino, along with extensive domestic and international business experience.

Norm DesRosiers is a Director. A veteran of the U.S. Army, Mr. DesRosiers earned a Bachelor’s Degree in Law and Justice from Central Washington State University in 1975. For the period of 1970 to 1979, Mr. DesRosiers served as a Law Enforcement Sergeant with the Lynnwood, WA Police Department. For the period of 1980 to 1992, Mr. DesRosiers held several positions with Boeing Commercial Aircraft Company. During that period, he also spent several years operating his own private investigation firm. In 1993, Mr. DesRosiers joined the Fort McDowell Gaming Commission in Arizona, enforcing gaming regulatory compliance. In 1994, he joined the San Carlos Apache Tribal Gaming Commission in Arizona as Executive Director, during which time his organization was recognized as a model regulatory agency. In 1998, Mr. DesRosiers became a Commissioner with Viejas Gaming Commission in California, where he wrote ordinances and gaming commission regulations. In 2007, he was appointed by the U.S. Secretary of the Interior to serve as one of a three member commission for the National Indian Gaming Commission (NIGC) located in Washington D.C.. Most recently in 2010, Mr. DesRosiers joined the San Manuel Tribal Gaming Commission in California as Executive Director, and was appointed as Commissioner seven months later. His credentials include serving on the Federal Advisory Committee to the National Indian Gaming Commission for the Development of Environmental, Health and Safety Regulations for Tribal Gaming facilities (2001). He also has written the first technical standards for gaming devices to be adopted in the State of California and has published numerous articles on tribal gaming regulatory subjects. Among other qualifications, Mr. DesRosiers brings to the Board extensive gaming industry experience from industry regulatory organizations.

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

Bryan W. Waters is a Director.  A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous positions, including President of the Southern Nevada region.  In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender with both brick-and-mortar and internet retailing operations..  Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company to Cash America International, Inc. a NYSE listed company.  Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer, and was responsible for a privately held $2.3 billion 17 branch bank until its sale to U.S. Bank in October 2009.  In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy debt in the country.  At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets.  In 2012, Mr. Waters founded Magnolia Lane Partners, LLC, which is comprised of former executives of B-Line (an advisory and asset management firm focused primarily in the accounts receivable management industry with a specific focus on purchasing consumer receivables in bankruptcy).  Also in 2012, Mr. Waters joined the Board of CBV Collection Services, LTD (“CBV”), a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada.  In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015.  Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees through over 850 finance centers from June 2015 through June 2016.  Most recently, Mr. Waters served as President and Chief Operating Officer of Genesis Financial Solutions, the largest second look private label credit card issuer in the United States. Mr. Waters is a tenured senior executive and brings to the Board significant experience in finance, commercial banking, capital raising, financial turnaround, strategic and tactical planning and new company start-ups.

Our bylaws authorize no fewer than one and no more than thirteen directors. We currently have five directors.

Term of office. Our directors are generally appointed for a one-year term. Our officers are appointed by our Board and hold office until removed by the Board.

Family relationships. There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Director or officer involvement in certain legal proceedings. To the best of our knowledge, during the past ten years, none of the following occurred with respect to any of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board. We do not currently have an executive committee or stock plan committee of our Board of Directors.

Compensation Committee. At a meeting of the Board of Directors on July 8, 2014, the Board approved the creation of a Compensation Committee, and on October 13, 2014, adopted the Compensation Committee Charter (the “Charter”).

Pursuant to the Charter, the Compensation Committee is to be comprised of no fewer than two non-employee members of the Board, and the members shall be free from any relationships or conflicts of interest with respect to the Company that would impair the member’s ability to make independent judgments.  The members of the Compensation Committee will be appointed by the Board and can be removed by the Board at any time, with or without cause.

The authority and duties of the Compensation Committee include but are not limited to: approving the corporate goals and objectives relating to compensation and bonus incentive structure of the CEO and other executive officers and key employees and any company-wide bonus plans; approving any material grants of equity compensation of more than 100,000 shares of our common stock; retaining and terminating any compensation consultant; and reviewing and assessing the adequacy of the Charter.

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

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2017, or as of the date of this report, to the process for recommending nominees to our board of directors.

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

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that our current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics. As of December 31, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) beneficial ownership reporting compliance.  Section 16(a) of the Exchange Act required our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2017, the following Form 4 reports were not timely filed: (1) Mr. Saucier, February 16, 2017, March 15, 2017, April 20, 2017; (2) Mr. Hagerty, May 8, 2017; (3) Mr. Cravens, August 9, 2017; (4) Mr. Lipparelli, September 8, 2017; (3) Mr. DesRosiers, Waters and Zender, July 6, 2017 and October 4, 1017.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis.  Our current executive compensation system consists of cash, stock and/or stock options compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

Summary compensation table. The table below summarizes all compensation awarded to or earned by our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($) (1)	Total ($)
Todd P. Cravens (2) Chief Executive Officer	2017	$204,625	$103,542	—	$265,390	—	—	$13,548	$587,105
Robert B. Saucier Former Chief Executive Officer	2017 2016	$229,548 $200,000	$112,500 $80,200	— —	— —	— —	— —	$44,624 $37,062	$386,672 $317,262
Harry C. Hagerty (3) Chief Financial Officer	2017	$78,385	$54,082	—	$160,185	—	—	$2,935	$295,587
Gary A, Vecchiarelli Former Chief Financial Officer	2016	$180,000	—	—	$4,232	—	—	$18,000	$202,232
(1)

For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a deferred contribution plan (“401k”).  Mr. Saucier’s amount includes a portion of the expense of the vehicle we provide for him.

(2)

The value of Mr. Cravens’ option awards based on their grant date fair value. See Note 3 to our audited financial statements in Item 8. “Financial Statements and Supplementary Data” for further information about the methodology of the fair value calculation. In connection with Mr. Craven’s appointment as Vice President of Business Development effective January 1, 2017, he was granted options to purchase 100,000 shares of our common stock, one third of which vest equally on the first, second and third anniversary of the grant date. In connection with the Mr. Cravens appointment as President and CEO on July 26, 2017, Mr. Cravens was granted options to purchase 450,000 shares of our common stock, one third of which vest equally on July 26, 2017, August 1, 2018 and August 1, 2019.

(3)

The value of Mr. Hagerty’s option awards based on their grant date fair value. In connection with Mr. Hagerty’s appointment as our Secretary, Treasurer and Chief Financial Officer on May 1, 2017, he was granted options to purchase 400,000 shares of our common stock, one third of which vest equally on the first, second and third anniversary of the grant date.

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Todd P Cravens, CEO	150,000	400,000	—	$0.60 - $0.76	8/1/2022	—	—	—	—
Harry C. Hagerty, CFO	100,000	300,000	—	0.60	5/1/2022	—	—	—	—

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark A. Lipparelli (1)	$30,000	$164,000	—	—	—	—	$194,000
Robert B. Saucier (2)	—	—	—	—	—	—	—
Norm DesRosiers (3)	$30,000	—	$61,723	—	—	—	$91,723
William A. Zender (4)	$30,000	—	$61,723	—	—	—	$91,723
Bryan Waters (5)	$30,000	—	$61,723	—	—	—	$91,723
(1)

Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017 and the Board authorized the issuance of 800,000 restricted shares of our common stock, which shares vest as follows: (i) as to the first 200,000 shares, on August 31, 2017, (ii) as to the next 200,000 shares, on January 2, 2018, and (iii) as to the next 400,000 shares, on January 2, 2019. As of December 31, 2017, nonvested shares associated with the August 31, 2017, stock grant to Mr. Lipparelli were considered not issued until future services are rendered and shares become vested. The fair value of shares vested on August 31, 2017 was $164,000 using grant date trading price of our stock. We also provide Mr. Lipparelli annual cash compensation of $90,000 paid in monthly installments.

(2)	Mr. Saucier did not receive any cash compensation from us for his service as a member of the Board. His compensation is set forth in the Summary Compensation Table above.
(3)

Mr. DesRosiers was appointed to the Board effective March 1, 2014. We provide Mr. DesRosiers annual cash compensation of $30,000 paid in monthly installments. Mr. DesRosiers also receives options to purchase 25,000 shares of restricted common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter. The options must be exercised within five years from the grant date or ninety (90) days from date of separation, whichever is less.

(4)

Mr. Zender was appointed to the Board effective June 1, 2014.  We provide Mr. Zender annual cash compensation of $30,000 paid in monthly installments.  Mr. Zender also receives options to purchase 25,000 shares of restricted common stock, granted quarterly and vested immediately, with a strike price equal to the closing price on the last day of the quarter.  The options must be exercised within five years from the grant date or ninety (90) days from date of separation, whichever is less.

(5)

On March 30, 2015, Mr. Waters was appointed to the Board, effective April 1, 2015.  We provide Mr. Waters annual cash compensation of $30,000 paid in monthly installments.  Mr. Waters also receives options to purchase 25,000 shares of restricted common stock, granted quarterly and vesting immediately, with a strike price equal to the closing price on the last day of the quarter.  The options must be exercised within five years from the grant date or ninety (90) days from date of separation, whichever is less.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 2, 2018, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.  Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 39,765,591 shares outstanding as of April 2, 2018, except for certain parties who hold stock options and warrants that are presently exercisable or exercisable within 60 days, whose percentages are based upon the sum of shares outstanding as of April 2, 2018 plus the number of shares subject to stock options and warrants that are presently exercisable or exercisable within 60 days held by them, or which may be converted into Common Stock as indicated in the following notes The shares owned by Triangulum that are under the VDCTA Agreements are excluded from the Triangulum line below and added to the corresponding lines for the recipients of the VDCTA Agreements See Note 2 to our audited financial statements included in Item 8. “Financial Statements and Supplementary Data” for more detail.

Name of beneficial owner	Amount of beneficial ownership	Percent of class
Triangulum Partners, LLC (1)	17,320,862	43.56%
Mark Lipparelli, Director (2)	2,250,411	5.66%
Norm DesRosiers, Director(3)	1,752,494	4.41%
William A. Zender, Director(4)	1,719,161	4.32%
Bryan Waters, Director(5)	1,619,161	4.07%
Total of All Directors and Executive Officers (5 persons):	24,662,089	62.02%
(1)

Mr. Saucier is the Manager of Triangulum. In that capacity, he is able to direct voting and investment decisions regarding the entity’s shares of common stock.  Mr. Saucier owns no shares directly.  Excludes 6,345,805 shares that Triangulum owns under the VDCTA Agreements. Duplicate entries have been omitted.

(2)

Mr. Lipparelli holds options to purchase 506,250 shares of our common stock which are either exercisable at April 2, 2018 or exercisable within 60 days and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum. In addition, Mr. Lipparelli holds 350,000 shares of common stock under his name and 125,000 shares under Mark Alan Lipparelli TTEE.

(3)

Mr. DesRosiers holds options to purchase 383,333 shares of our common stock which are either exercisable at April 2, 2018 or exercisable within 60 days, 100,000 shares of common stock and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum.

(4)

Mr. Zender holds options to purchase 375,000 shares of our common stock which are either exercisable at April 2, 2018 or exercisable within 60 days, 75,000 shares of common stock and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum.

(5)

Mr. Waters holds options to purchase 275,000 shares of our common stock which are either exercisable at April 2, 2018 or exercisable within 60 days, 75,000 shares of common stock and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2017	2016
Audit fees	$120,705	$78,534
Audit-related fees	—	5,415
Total fees	$120,705	$83,949

As noted above, we do not have a separate audit committee, and our full board of directors performs the functions of an audit committee. The board of directors is responsible for approval of the independent public accounting firm. As noted above, there were no non-audit related fees paid to our independent public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017.	10-Q	000-30653	10.1	May 15, 2017
10.2	Employment agreement with Todd P. Cravens, dated July 27, 2017.	10-Q	000-30653	10.1	August 14, 2017
10.3	Board of director service agreement of Mark A. Lipparelli, dated August 31, 2017.	8-K	000-30653	99.1	September 7, 2017
10.4	Form of voting and dispositive control transfer agreement.	8-K	000-30653	99.1	September 27, 2017
10.5	Amendment No. 1 to Employment Agreement with Harry C. Hagerty, dated January 11, 2018.					X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Financials in XBRL format					X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY GAMING, INC.

Date:	April 2, 2018

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 2, 2018

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	April 2, 2018
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	April 2, 2018
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	April 2, 2018
Mark A. Lipparelli /s/ ROBERT B. SAUCIER	Director	April 2, 2018
Robert B. Saucier
/s/ NORM DESROSIERS	Director	April 2, 2018
Norm DesRosiers /s/ WILLIAM A. ZENDER	Director	April 2, 2018
William A. Zender /s/ BRYAN WATERS	Director	April 2, 2018
Bryan Waters