Form 10-Q
period 2018-03-31
Galaxy Gaming, Inc.
filed 2018-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period

for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,804,591 common shares as of May 10, 2018.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2018	2017
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$3,395,590	$3,581,209
Accounts receivable, net of allowance of $37,993 and $32,993, respectively	2,557,016	2,301,752
Inventory, net	573,138	524,126
Prepaid expense and other	305,677	363,102
Total current assets	6,831,421	6,770,189
Property and equipment, net	263,050	263,867
Assets deployed at client locations, net	371,871	373,650
Goodwill and other intangible assets, net	11,077,077	11,452,809
Deferred tax assets, net	230,648	230,648
Other assets, net	23,000	23,000
Total assets	$18,797,067	$19,114,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,734	$1,035,383
Accrued expenses	582,700	887,796
Income taxes payable	640,766	519,610
Revenue contract liability	1,109,553	1,083,639
Deferred rent, current portion	25,865	23,679
Current portion of long-term debt and capital lease obligations	1,169,217	1,195,787
Other current liabilities	126,905	123,441
Total current liabilities	4,067,740	4,869,335
Deferred rent, net	7,012	14,025
Capital lease obligations, net	5,734	14,217
Common stock warrant liability	1,333,333	1,333,333
Long-term debt, net	7,217,104	7,420,385
Total liabilities	12,630,923	13,651,295
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,804,591 and 39,565,591 shares issued and outstanding, respectively	39,805	39,566
Additional paid-in capital	4,123,942	3,957,703
Accumulated earnings	2,002,397	1,465,599
Total stockholders’ equity	6,166,144	5,462,868
Total liabilities and stockholders’ equity	$18,797,067	$19,114,163

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Product leases and royalties	$4,360,356	$3,473,841
Product sales and service	339	1,455
Total revenue	4,360,695	3,475,296
Costs and expenses:
Cost of ancillary products and assembled components	22,758	20,882
Selling, general and administrative	2,585,070	2,086,169
Research and development	193,402	138,047
Depreciation and amortization	451,560	436,085
Share-based compensation	166,478	49,837
Total costs and expenses	3,419,268	2,731,020
Income from operations	941,427	744,276
Other income (expense):
Interest expense	(366,093)	(445,332)
Foreign currency exchange gains	105,801	7,797
Change in estimated fair value of warrant liability	—	(66,500)
Interest income	442	—
Total other expense	(259,850)	(504,035)
Income before provision for income taxes	681,577	240,241
Provision for income taxes	(144,779)	(77,974)
Net income	$536,798	$162,267
Net income per share, basic and diluted	$0.01	$0.00
Weighted-average shares outstanding:
Basic	39,763,802	39,305,591
Diluted	42,153,901	40,817,678

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$536,798	$162,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451,560	436,085
Amortization of debt issuance costs and debt discount	72,590	73,729
Bad debt expense	5,000	—
Change in estimated fair value of warrant liability	—	66,500
Share-based compensation	166,478	49,837
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	(88,240)	(3,159)
Changes in operating assets and liabilities:
Accounts receivable	(260,264)	140,704
Inventory	(90,786)	(63,017)
Prepaid expenses and other current assets	57,425	33,665
Accounts payable	(622,649)	(67,905)
Income tax payable	121,156	77,975
Accrued expenses	(305,096)	99,629
Revenue contract liability	25,914	(59,808)
Other current liabilities	3,464	34,042
Deferred rent	(4,827)	(2,641)
Net cash provided by operating activities	68,523	977,903
Cash flows from investing activities:
Investment in intangible assets	—	(27,470)
Acquisition of property and equipment	(31,458)	(13,997)
Net cash used in investing activities	(31,458)	(41,467)
Cash flows from financing activities:
Proceeds from stock option exercises	—	35,000
Debt issuance costs	—	(17,091)
Principal payments on capital lease obligations	(8,034)	(7,611)
Principal payments on long-term debt	(302,891)	(303,564)
Net cash used in financing activities	(310,925)	(293,266)
Effect of exchange rate changes on cash	88,241	3,159
Net (decrease) increase in cash, cash equivalents and restricted cash	(185,619)	646,329
Cash, cash equivalents and restricted cash – beginning of period	3,581,209	2,389,338
Cash, cash equivalents and restricted cash – end of period	$3,395,590	$3,035,667
Supplemental cash flow information:
Cash paid for interest	$293,503	$445,352
Inventory transferred to assets deployed at client locations	$41,774	$24,132
Cash paid for income taxes	$23,664	$—

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

In the opinion of management, the accompanying unaudited interim condensed financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018 (the “2017 10-K”).

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP. Revenues are recognized when earned and expenses (such as wages, consulting expenses, legal, regulatory and professional fees and rent) are recognized when they are incurred. We do not have significant categories of cost of revenue, as most of our revenue is derived from the licensing of intellectual property.

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

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  See below for further detail.

Other Significant Accounting Policies. See Note 3 in Item 8. “Financial Statements and Supplementary Data” included in our 2017 10-K.

Recently adopted accounting standards

Revenue Recognition.  Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which is a comprehensive new revenue recognition standard that supersedes virtually all existing revenue guidance, including industry-specific guidance.  Under the new standard, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  The standard creates a five-step model that generally requires companies to use more judgment and make more estimates than under the previous guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. We adopted ASC 606 using the modified retrospective approach (reporting the cumulative effect as of the date of adoption).  See Note 3 for further detail.

Restricted Cash. Effective January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted this guidance on a retrospective basis, which resulted in the inclusion of restricted cash within cash and cash equivalents on our balance sheets and statements of cash flows. Such restricted cash represents reserves set side in a restricted bank account in accordance with the requirements of gaming regulations to be used for the purpose of funding payments to winners of our jackpots and was $108,363 and $95,062 at March 31, 2018 and December 31, 2017, respectively. Cash flows from operating activities for the three months ended March 31, 2017 increased by $30,936 as a result of the adoption of this guidance.

Compensation - Stock Compensation.  Effective January 1, 2018, we adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The adoption did not have a material impact on our financial statements.

New accounting standards not yet adopted

Leases.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The adoption of this guidance is expected to result in a significant portion of our operating leases being recognized on our balance sheets.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with earlier adoption permitted.  We are currently evaluating the impact of adopting this guidance.

Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. This guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this guidance and will adopt this guidance for the annual test to be performed for the year ended December 31, 2018.

NOTE 3. REVENUE RECOGNITION

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606 and applied it to all contracts using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not and will not be adjusted and continue to be reported in accordance with our historical accounting treatment under Topic 605, Revenue Recognition.

The adoption of ASC 606 had the following impact on our balance sheet and statement of income: (i) we reported higher product leases and royalty revenue and selling, general and administrative expense for the three months ended March 31, 2018 as a result of the assessment of our distributor relationships.  We have entered into agreements with certain distributors in Europe, which sublicense our intellectual property to gaming establishments in Europe. We have historically recorded net revenues (gross revenue generated minus distributor fees paid) as product leases and royalty revenue. However, after applying principal vs. agent considerations to these distributor relationships in accordance with ASC 606, we have determined that revenues earned from gaming establishments in Europe should now be recorded as gross revenue and fees earned by such distributors should be recorded as selling, general and administrative expenses as we had control of the sub-licensed intellectual property prior to the licensing of such intellectual property to the gaming establishments; and (ii) prepayments from customers in advance of the period that the revenue is recognized were historically recorded under the caption “deferred revenue” in the accompanying balance sheet. This caption has now been renamed “revenue contract liability” in accordance with the requirements of ASC 606.

For the three months ended March 31, 2018, the adoption of ASC 606 had the following impact on our statement of income:

	Three Months Ended March 31, 2018
	As reported	Balance without the adoption of ASC 606	Impact of the adoption
Product leases and royalties	$4,360,356	$4,153,659	$206,697
Selling, general and administrative expense	$2,585,070	$2,378,373	$206,697

Revenue Recognition

We generate revenue primarily from the licensing of our intellectual property. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our manufactured equipment.

License Fees. We derive product lease and royalty revenue from negotiated recurring fee license agreements and the performance of our products. We account for these agreements as month-to-month contracts for the purposes of ASC 606 and recognize revenue each month as we satisfy our performance obligations by granting access to intellectual property to our clients. In addition, revenue associated with performance-based agreements is recognized during the month that the usage of the product or intellectual property occurs.  We believe it is inappropriate to use the input method as the inputs do not correlate to the satisfaction of our performance obligations. Intellectual property requires significant upfront investment in the form of human resources required for their development and/or capital resources for acquisition from third parties. However, limited maintenance is required once the games have been placed on casino floors. The output method, on the other hand, recognizes revenue based on direct measurements of the value to our customers of the licensed intellectual property, which we believe is more appropriate. We have further applied the “as invoiced” practical expedient under the output method by recognizing product lease and royalty revenue in proportion to the amount for which we have the right to invoice.

Some of our intellectual property requires the installation of certain equipment and both the intellectual property and the related equipment are licensed in one bundled package. We have determined that the equipment is not distinct from the intellectual property and, therefore, we have only one performance obligation and, as a result, the allocation of the transaction price to different performance obligations is not necessary.

Product Sales.  Occasionally, we sell certain incidental products or receive reimbursement of our manufactured equipment after the commencement of the new license agreement. Revenue from such sales is recognized as a separate performance obligation when we ship the items.

Disaggregation of Revenue.  The following table disaggregates our revenue by major source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Table games	$3,792,387	$3,193,094
Internet-based gaming	400,771	159,838
E-tables	158,828	113,529
Other	8,709	8,835
Total revenue	$4,360,695	$3,475,296

The following table disaggregates our revenue by geographic location for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

North America and Caribbean	$3,502,810	$2,800,905
Europe	857,885	674,391
Total revenue	$4,360,695	$3,475,296

Revenue Contract Asset and Liability.  Upon the adoption of ASC 606, we have applied the practical expedient of expensing incremental commissions paid to sales representatives directly related to the acquisition and fulfilment of new contracts, when the amortization period of the contract asset that we otherwise would have recognized is one year or less.

We invoice our clients monthly in advance for unlimited use of our intellectual property licenses. Upon the adoption of ASC 606, we recognized a revenue contract liability that represents such advanced billing to our clients for unsatisfied performance.  We derecognize the revenue contract liability and recognize revenue when we transfer those goods or services and, therefore, satisfy our performance obligation.

The table below summarizes changes in the revenue contract liability during the three months ended March 31, 2018:

Revenue Contract liability
Beginning balance – January 1, 2018	$1,083,639
Increase (advanced billings)	3,260,177
Decrease (revenue recognition)	(3,234,263)
Ending balance – March 31. 2018	$1,109,553

Revenue recognized during the three months ended March 31, 2018 that was included in the beginning balance of revenue contract liability above was $1,083,639.

NOTE 4. INVENTORY

Inventory, net consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Raw materials and component parts	$322,908	$235,673
Work-in-process	187,998	214,895
Finished goods	92,232	103,558
Inventory, gross	603,138	554,126
Less: inventory reserve	(30,000)	(30,000)
Inventory, net	$573,138	$524,126

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Furniture and fixtures	$291,948	$280,694
Automotive vehicles	215,127	215,127
Leasehold improvements	156,843	156,843
Computer equipment	142,195	121,992
Office equipment	53,484	53,483
Property and equipment, gross	859,597	828,139
Less: accumulated depreciation	(596,547)	(564,272)
Property and equipment, net	$263,050	$263,867

Property and equipment, net included $156,843 of leasehold improvements acquired under capital leases as of March 31, 2018 and December 31, 2017.  Accumulated depreciation of leasehold improvements totaled $120,748 and $113,035 as of March 31, 2018 and December 31, 2017, respectively (Note 9).

For the three months ended March 31, 2018 and 2017, depreciation expense related to property and equipment was $32,275 and $42,650, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Enhanced table systems	$672,508	$638,981
Less: accumulated depreciation	(300,637)	(265,331)
Assets deployed at client locations, net	$371,871	$373,650

For the three months ended March 31, 2018 and 2017, depreciation expense related to assets deployed at client locations was $43,553 and $20,469, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets, net consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,475,000	13,475,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	102,968	102,968
Other intangible assets, gross	20,518,935	20,518,935
Less: accumulated amortization	(10,532,858)	(10,157,126)
Other intangible assets, net	9,986,077	10,361,809
Goodwill and other intangible assets, net	$11,077,077	$11,452,809

For the three months ended March 31, 2018 and 2017, amortization expense related to the finite-lived intangible assets was $375,732 and $372,966, respectively.

Estimated future amortization expense is as follows:

Twelve months Ending March 31,	Total
2019	$1,498,873
2020	1,498,873
2021	1,427,884
2022	1,391,218
2023	821,532
Thereafter	3,347,697
Total amortization	$9,986,077

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Payroll and related	$457,663	$712,584
Commissions and royalties	58,069	65,380
Professional fees	39,108	63,488
Other	27,860	46,344
Total accrued expenses	$582,700	$887,796

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Capital lease obligation	$38,967	$47,002
Less: Current portion	(33,233)	(32,785)
Total capital lease obligations – long-term	$5,734	$14,217

The capital leases cover leasehold improvements located at our corporate headquarters in Las Vegas, Nevada.  As of March 31, future annual payments for capital leases obligations are as follows:

Twelve months Ending March 31,	Total
2019	$33,233
2020	5,734
Total minimum lease payments	$38,967

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Breakaway Term Loan	$9,187,500	$9,450,000
Equipment notes payable	111,361	124,311
Insurance notes payable	46,294	73,734
Notes payable, gross	9,345,155	9,648,045
Less:
Unamortized debt issuance costs	(447,643)	(480,397)
Warrants issued	(544,425)	(584,261)
Notes payable, net	8,353,087	8,583,387
Less: Current portion	(1,135,983)	(1,163,002)
Long-term debt, net	$7,217,104	$7,420,385

Breakaway Term loan.  In August 2016, we entered into a term loan agreement (the “Breakaway Term Loan Agreement”) for an aggregate principal amount of $10,500,000 (the "Breakaway Term Loan").  Proceeds of the Breakaway Term Loan were primarily used to prepay in full the outstanding notes payable to unrelated parties. The Breakaway Term Loan was secured by a senior lien on substantially all of our assets.  In conjunction with the Breakaway Term Loan, we also entered into a warrant agreement (the “Warrant Agreement”), pursuant to which we issued the lenders a six-year warrant to purchase 1,965,780 shares of our common stock (the “Warrants”). The estimated fair value of the Warrants (Note 14) on the grant date was determined to be $809,632 using the Black-Scholes option pricing model, and was recorded as a reduction of the related debt. The estimated fair value of the Warrants on the grant date was amortized ratably over the term of the Warrants to interest expense.

Under the Breakaway Term Loan, we were subject to quarterly financial covenants that, among other things, limited our annual capital expenditures (as defined in the Breakaway Term Loan Agreement), and required us to maintain a specified leverage ratio and minimum EBITDA amounts, each of which were defined in the Breakaway Term Loan Agreement.

The outstanding principal initially accrued interest at the rate of 14.0% per annum, which decreased to 12.5% per annum for any quarterly period in which we achieved a specified leverage ratio.  Beginning October 1, 2017, the interest rate per annum decreased to 12.5% due to the achievement of such ratio.

The foregoing summary of the Breakaway Term Loan Agreement and the Warrant Agreement is qualified in its entirety by reference to the respective agreements, which are found as Exhibits 99.1 and 99.2, respectively, to our Form 8-K filed with the SEC on August 29, 2016.

Nevada State Bank Credit Agreement.  On April 24, 2018, we entered into a credit agreement with ZB, N.A. dba Nevada State Bank (“NSB” and the “NSB Credit Agreement”), which provides for a $11.0 million five-year term loan (the “NSB Term Loan”) and a $1.0 million one-year revolving credit facility (the “NSB Revolver”).  Upon execution of the NSB Credit Agreement, we borrowed $11.0 million under the NSB Term Loan and $0.1 million under the NSB Revolver and used the proceeds to pay off in full the outstanding balance under the Breakaway Term Loan, redeem the Warrants and pay interest, fees and an early redemption premium associated with these transactions (Note 16).

As of March 31, 2018, future maturities of our long-term debt obligations are as follows, without giving effect to the NSB Credit Agreement:

Twelve Months ending March 31,	Total
2019	$1,135,983
2020	1,084,480
2021	1,070,309
2022	6,054,383
Total notes payable	9,345,155
Less:
Unamortized debt issuance costs	(447,643)
Warrants issued	(544,425)
Notes payable, net	$8,353,087

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represent a significant portion of total revenues. For the three months ended March 31, 2018 and 2017, respectively, we had the following client revenue concentration:

	Location	2018 Revenue	2017 Revenue
Client A	North America	11.3%	14.6%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents for two of our products expired, which accounted for approximately $2,044,883 or 46.9% of our revenue for the three months ended March 31, 2018, as compared to $1,767,437 or 50.9% of our revenue for the three months ended March 31, 2017. We continue to generate higher revenue from these products despite the expiration of the underlying patents and, accordingly, we do not expect the expiration of these patents to have a significant adverse impact on our future financial statements.

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

In connection with the Spencer Lease, the landlord agreed to finance tenant improvements of $150,000 (“TI Allowance”). The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the initial Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a capital lease on the condensed balance sheet (Note 9).

Total rent expense was $71,300 and $70,570 for the three months ended March 31, 2018 and 2017, respectively.

The following table reflects our estimates of future minimum operating lease payment obligations, which are based upon our current operating leases:

Twelve Months Ending March 31,	Annual Obligation
2019	$236,736
2020	59,730
Total obligations	$296,466

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal and administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by U.S. GAAP, applicable law, statue or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our 2017 10-K.

NOTE 12. STOCKHOLDERS’ EQUITY

On March 31, 2018, we issued 13,000 restricted shares of our common stock valued at $13,520, to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board of Directors (the “Board”), in consideration of their service on the Board during the three months ended March 31, 2018.  These shares vested immediately on grant date.

In February 2017, a former employee forfeited 100,000 shares of unvested restricted stock and paid us $35,000 in connection with the exercise of 150,000 fully-vested stock options.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate at March 31, 2018 was 21.2%, as compared to 35.0% at March 31, 2017.  For the three months ended March 31, 2018 and 2017, our effective tax rate was 21.2% and 32.4%, respectively.  The decrease in both rates was primarily due to a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017  (the “Tax Act”).  As of March 31, 2018, we had completed our preliminary assessment for the tax effects resulting from the enactment of the Tax Act and made a reasonable estimate of the effect on our annual effective tax rate and existing deferred tax balances. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Tax Act.

NOTE 14. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. During the three months ended March 31, 2018 and 2017, we issued 145,000 and 112,500 options to purchase our common stock, respectively, to members of our Board, independent contractors, executive officers and employees.

The fair value of all stock options granted for the three months ended March 31, 2018 and 2017 was determined to be $98,333 and $47,635, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options issued three months ended March 31, 2018	Options issued three months ended March 31, 2017
Dividend yield	0%	0%
Expected volatility	78%	85%
Risk free interest rate	2.46% - 2.56%	1.93%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2017	2,811,250	0.54	$1,849,517	3.65
Issued	145,000	1.06	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding – March 31, 2018	2,956,250	$0.57	$1,397,117	3.49
Exercisable – March 31, 2018	2,057,916	$0.50	$1,102,116	3.16

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2017	825,557	$0.63	$467,379	4.27
Granted	145,000	1.06	—	—
Vested	(72,223)	0.52	—	—
Forfeited or expired	—	—	—	—
Unvested – March 31, 2018	898,334	$0.71	$295,001	4.13

As of March 31, 2018, our unrecognized stock-based compensation expense associated with the stock options issued was $323,230, which will be amortized over a weighted-average of 2.06 years.

Warrants.  On August 29, 2016, in connection with the Breakaway Term Loan Agreement, we issued the lenders the Warrants to purchase 1,965,780 shares of our common stock at an initial exercise price of $0.30 per share. On April 24, 2018, we paid $1,333,333 to redeem the Warrants in full upon extinguishment of the Breakaway Term Loan (Note 16).

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of March 31, 2018, the Warrants were the only financial instrument measured at estimated fair value on a recurring basis based on level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

On April 24, 2018, we entered into the NSB Credit Agreement, which provides for the $11.0 million NSB Term Loan and the $1.0 million NSB Revolver.  Outstanding balances under the NSB Term Loan and the NSB Revolver will accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50%, or 4.00%, depending on our Leverage Ratio (as defined in the NSB Credit Agreement).

Effective May 1, 2018, we entered into an interest rate swap agreement with an affiliate of NSB (the “Swap Agreement”) to fix the interest rate on the NSB Term Loan at 6.43% (assuming a Leverage Ratio less than 2.0) for three years. The notional amount of the Swap Agreement is initially $10.9 million but will decrease overtime as a result of the anticipated principal paydowns.

We are required to make monthly principal and interest payments, both of which are calculated over a seven-year term, with a balloon payment due on April 24, 2023.  Borrowings under the NSB Credit Agreement are secured by a lien on substantially all of our assets.

The NSB Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature.  In particular, we are required to maintain a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the NSB Credit Agreement) of 1.25x.  The NSB Credit Agreement allows us to make share repurchases and to incur up to an additional $1.0 million of unsecured indebtedness provided that we are in compliance with the covenants in the NSB Credit Agreement on a pro forma basis.

Upon the execution of the NSB Credit Agreement, we borrowed $11.0 million under the NSB Term Loan and $0.1 million under the NSB Revolver to repay in full the remaining principal amount under the Breakaway Term Loan, together with accrued but unpaid interest, an early redemption premium and associated legal fees.  In addition, we redeemed the Warrants at $1,333,333.  The early redemption of the Breakaway Term Loan resulted in approximately $1.3 million of loss on extinguishment of debt.

On April 24, 2018, our Board authorized the repurchase of shares of our common stock in an amount not to exceed $1.0 million. Such repurchases may be made from time to time based on market conditions and may be completed in the open market or in privately-negotiated transactions. Repurchase transactions will be executed only when we believe that we will remain in compliance with the covenants of the NSB Credit Agreement.  Finally, execution of share repurchases may require regulatory approval in one or more jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such forward-looking statements speak only as of the date of this report; we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in this report, as well as the disclosures made in the Galaxy Gaming, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 2, 2018 (the “2017 10-K”), and other filings we make with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price.

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

Additional information regarding our products and product categories may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 10-K and on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Results of operations for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, our continuing operations generated gross revenues of $4,360,695 compared to gross revenues of $3,475,296 for the comparable prior-year period, representing an increase of 885,399, or 25.5%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to more game placements; (ii) Premium Games such as Heads Up Hold ’em and Player’s Edge, which command a higher price point per unit; and (iii) internet-based gaming activities. In addition, the adoption of ASC 606 resulted in $206,697 of higher revenue reported for the three months ended March 31, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of income for the three months ended March 31, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the three months ended March 31, 2018 would have been $4,153,998, an increase of 19.5% over the comparable prior period.

Selling, general and administrative expenses for the three months ended March 31, 2018 were $2,585,070 compared to $2,086,169 for the comparable prior period, representing an increase of $498,901, or 23.9%. The increase was primarily due to higher compensation and related expense as we continue to invest in personnel and attract new talent. Excluding the impact of the adoption of ASC 606, selling, general and administrative expenses for the three months ended March 31, 2018 would have been $2,378,373, an increase of 8.4% over the comparable prior period.

Research and development expenses for the three months ended March 31, 2018 were $193,402, compared to $138,047 for the comparable prior-year period, representing an increase of $55,355, or 40.1%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the three months ended March 31, 2018 was $166,478, as compared to $49,837 for the comparable prior-year period, representing an increase of $116,641, or 234.0%. The increase was primarily due to higher amortization of stock options and restricted shares of common stock issued since April 2017 to executive officers, board members and independent contractors.

Income from operations increased $197,151 or 26.5% to $941,427 for the three months ended March 31, 2018, compared to $744,276 for the comparable prior-year period. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative, research and development and share-based compensation expenses.

Total interest expense decreased $79,239, or 17.8%, to $366,093 for the three months ended March 31, 2018, compared to $445,332 for the comparable prior-year period. The decrease was mainly attributable to lower outstanding balances under the Breakaway Term Loan and a reduction in interest rate beginning October 1, 2017 due to achievement of a specified leverage ratio.

There was no change in estimated fair value of warrants issued in connection with the Breakaway Term Loan for the three months ended March 31, 2018, compared to other income of $66,500 for the comparable prior-year period. The estimated fair value was determined using the Black-Scholes pricing model, subject to a ceiling on the maximum amount we would have to pay to repurchase the warrants under certain circumstances.

Income tax provision was $144,779 for the three months ended March 31, 2018, compared to $77,974 for the comparable prior-year period.  This increase was primarily attributable to the increase in income before provision for income taxes, partially offset by a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017.

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

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2018	2017

Net income	$536,798	$162,267
Interest income	(442)	—
Interest expense	366,093	445,332
Income tax provision	144,779	77,974
Depreciation and amortization	451,560	436,085
Share based compensation expense	166,478	49,837
Foreign currency exchange gains	(105,801)	(7,797)
Change in estimated fair value of warrant liability	—	66,500
Adjusted EBITDA	$1,559,465	$1,230,198

Liquidity and capital resources. We expect that we will be able meet our operating, investing and financing needs for liquidity through cash on hand and anticipated positive cash flows from operations. In addition, as part of the refinancing transactions completed in April 2018, we have access to a revolving line of credit (borrowings on which may be restricted under certain circumstances). See Note 16 to our condensed financial statements included in Item 1 of this report.  However, our expectations may not be realized, and the issuance of additional debt or equity financing may be required. There can be no assurance that we will be successful in raising additional funding, if necessary; and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be impaired. Several unforeseen circumstances may affect our belief that our cash on hand and cash flows from operations will be adequate for our needs.  For example, we may incur higher capital expenditures than anticipated to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur higher-than-expected expenses when applying for new licenses or in complying with current jurisdictional requirements.

As of March 31, 2018, we had total current assets of $6,831,421 and total assets of $18,797,067. This compares to $6,770,189 and $19,114,163, respectively, as of December 31, 2017. The increase in current assets as of March 31, 2018 was primarily due to an increase in accounts receivable. Our total current liabilities as of March 31, 2018 were $4,067,740 and $4,869,335 as of December 31, 2017. This decrease was primarily driven by a decrease in accounts payable (mainly due to a January 2018 payment of $774,645 for license fees previously accrued at December 31, 2017) and accrued expenses (principally due to payments made during the three months ended March 31, 2018 for compensation and related expenses previously accrued at December 31, 2017). Our business model continues to be profitable and we have several options to ensure we are able to meet our short-term and long-term obligations.

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

At March 31, 2018, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions. In April 2018, we completed a refinancing transaction which provided us with a $1.0 million line of credit (borrowings on which may be restricted under certain circumstances).  See Note 16 to our condensed financial statements included in Item 1 of this report.

Our operating activities provided $68,523 in cash for the three months ended March 31, 2018, compared to $977,903 for the three months ended March 31, 2017. The decrease in operating cash flow was primarily due to a January 2018 payment of $774,645 for license fees previously accrued at December 31, 2017.

Additionally, investing activities used cash of $31,458 for the three months ended March 31, 2018, which was due to the acquisition of property and equipment.  Cash used in financing activities during the three months ended March 31, 2018 was $310,925, which was primarily due to principal payments towards long-term debt and capital leases.

Critical accounting policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 3 of our financial statements included in Item 8. “Financial Statements and Supplementary Data” of our 2017 10-K for further detail on these critical accounting policies.

Off balance sheet arrangements. As of March 31, 2018, there were no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff, that are complex in nature and have outcomes that are difficult to predict. In accordance with topic ASC Topic 450, Contingencies, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by GAAP, applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, See Note 11 in Item 8. “Financial Statements and Supplementary Data” included in our 2017 10-K. There are no material updates to matters previously reported on our 2017 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2018, we issued 13,000 shares of our restricted common stock valued at $13,520 to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board, in consideration of their service on the Board during the three months ended March 31, 2018.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement with ZB, N.A. dba Nevada State Bank, dated April 24, 2018	8-K	000-30653	10.1	April 27, 2018
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 15, 2018

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 15, 2018

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)