Form 10-Q
period 2018-06-30
Galaxy Gaming, Inc.
filed 2018-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,843,591 common shares as of August 10, 2018.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2018	2017
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$3,708,353	$3,581,209
Accounts receivable, net of allowance of $78,706 and $32,993, respectively	2,633,027	2,301,752
Inventory, net	559,086	524,126
Income tax receivable	186,406	—
Prepaid expense and other	368,577	363,102
Total current assets	7,455,449	6,770,189
Property and equipment, net	251,670	263,867
Assets deployed at client locations, net	393,665	373,650
Goodwill and other intangible assets, net	10,708,345	11,452,809
Deferred tax assets, net	230,648	230,648
Other assets, net	23,000	23,000
Total assets	$19,062,777	$19,114,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270,250	$1,035,383
Accrued expenses	819,061	887,796
Income taxes payable	—	519,610
Revenue contract liability	1,187,307	1,083,639
Deferred rent, current portion	28,050	23,679
Current portion of long-term debt and capital lease obligations	1,486,981	1,195,787
Other current liabilities	95,558	123,441
Total current liabilities	3,887,207	4,869,335
Deferred rent, net	—	14,025
Capital lease obligations, net	—	14,217
Long-term debt, net	9,337,472	7,420,385
Common stock warrant liability	—	1,333,333
Interest rate swap liability	77,235	—
Total liabilities	13,301,914	13,651,295
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,843,591 and 39,565,591 shares issued and outstanding, respectively	39,844	39,566
Additional paid-in capital	4,315,015	3,957,703
Accumulated earnings	1,406,004	1,465,599
Total stockholders’ equity	5,760,863	5,462,868
Total liabilities and stockholders’ equity	$19,062,777	$19,114,163

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Product leases and royalties	$4,536,350	$3,650,813	$8,896,705	$7,124,654
Product sales and service	(177)	7,995	162	9,450
Total revenue	4,536,173	3,658,808	8,896,867	7,134,104
Costs and expenses:
Cost of ancillary products and assembled components	36,629	62,266	59,387	83,148
Selling, general and administrative	2,597,089	2,359,889	5,182,159	4,446,058
Research and development	249,799	126,386	443,201	264,433
Depreciation and amortization	458,790	447,557	910,350	883,642
Share-based compensation	191,112	118,551	357,590	168,388
Total costs and expenses	3,533,419	3,114,649	6,952,687	5,845,669
Income from operations	1,002,754	544,159	1,944,180	1,288,435
Other income (expense):
Interest expense	(247,319)	(438,247)	(613,412)	(883,579)
Foreign currency exchange (loss) gain	(83,917)	58,155	21,884	65,952
Change in estimated fair value of warrant liability	—	(256,909)	—	(323,409)
Change in estimated fair value of interest rate swap liability	(77,235)	—	(77,235)	—
Loss on extinguishment of debt	(1,347,506)	—	(1,347,506)	—
Interest income	188	—	631	—
Total other expense	(1,755,789)	(637,001)	(2,015,638)	(1,141,036)
(Loss) income before benefit (provision) for income taxes	(753,035)	(92,842)	(71,458)	147,399
Benefit (provision) for income taxes	156,642	13,083	11,863	(64,891)
Net (loss) income	$(596,393)	$(79,759)	$(59,595)	$82,508
Net (loss) income per share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$0.00
Weighted-average shares outstanding:
Basic	39,805,020	39,365,591	39,784,525	39,335,757
Diluted	39,805,020	39,365,591	39,784,525	40,773,647

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net (loss) income	$(59,595)	$82,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910,350	883,642
Amortization of debt issuance costs and debt discount	109,563	146,319
Bad debt expense	45,713	6,000
Loss on extinguishment of debt	1,347,506	—
Change in estimated fair value of warrant liability	—	323,409
Change in estimated fair value of interest rate swap liability	77,235	—
Share-based compensation	357,590	168,388
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	(32,374)	(40,789)
Changes in operating assets and liabilities:
Accounts receivable	(376,988)	(263,815)
Inventory	(148,077)	(174,485)
Prepaid expenses and other current assets	5,202	(38,346)
Accounts payable	(765,133)	43,130
Income tax receivable/payable	(706,016)	(68,589)
Accrued expenses	(68,735)	234,954
Revenue contract liability	103,668	(6,139)
Other current liabilities	(27,883)	(12,835)
Deferred rent	(9,654)	(5,283)
Net cash provided by operating activities	762,372	1,278,069
Cash flows from investing activities:
Investment in intangible assets	(7,000)	(43,917)
Acquisition of property and equipment	(53,586)	(31,023)
Net cash used in investing activities	(60,586)	(74,940)
Cash flows from financing activities:
Proceeds from debt issued	11,098,986	—
Proceeds from stock option exercises	—	35,000
Payments of debt issuance costs	(136,162)	(17,091)
Payment of warrant liability	(1,333,333)	—
Principal payments on capital lease obligations	(16,168)	(15,307)
Principal payments on long-term debt	(9,845,839)	(607,708)
Payments of long-term debt redemption premium	(374,500)	—
Net cash used in financing activities	(607,016)	(605,106)
Effect of exchange rate changes on cash	32,374	40,789
Net increase in cash, cash equivalents and restricted cash	127,144	638,812
Cash, cash equivalents and restricted cash – beginning of period	3,581,209	2,389,338
Cash, cash equivalents and restricted cash – end of period	$3,708,353	$3,028,150
Supplemental cash flow information:
Cash paid for interest	$503,849	$739,862
Inventory transferred to assets deployed at client locations	$113,117	$135,144
Cash paid for income taxes	$709,423	$75,000

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

Restricted Cash. Effective January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted this guidance on a retrospective basis, which resulted in the inclusion of restricted cash within cash and cash equivalents on our balance sheets and statements of cash flows. Such restricted cash represents reserves set side in a restricted bank account in accordance with the requirements of gaming regulations to be used for the purpose of funding payments to winners of our jackpots and was $60,996 and $95,062 at June 30, 2018 and December 31, 2017, respectively. Cash flows from operating activities for the six months ended June 30, 2017 increased by $8,693 as a result of the adoption of this guidance.

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

The adoption of ASC 606 had the following impact on our balance sheet and statement of operations: (i) we reported higher product leases and royalty revenue and selling, general and administrative expense for the three and six months ended June 30, 2018 as a result of the assessment of our distributor relationships.  We have entered into agreements with certain distributors in Europe, which sublicense our intellectual property to gaming establishments in Europe. We have historically recorded net revenues (gross revenue generated minus distributor fees paid) as product leases and royalty revenue. However, after applying principal vs. agent considerations to these distributor relationships in accordance with ASC 606, we have determined that revenues earned from gaming establishments in Europe should now be recorded as gross revenue and fees earned by such distributors should be recorded as selling, general and administrative expenses as we had control of the sub-licensed intellectual property prior to the licensing of such intellectual property to the gaming establishments; and (ii) prepayments from customers in advance of the period that the revenue is recognized were historically recorded under the caption “deferred revenue” in the accompanying balance sheet. This caption has now been renamed “revenue contract liability” in accordance with the requirements of ASC 606.

For the three months ended June 30, 2018, the adoption of ASC 606 had the following impact on our statement of operations:

	Three Months Ended June 30, 2018
	As reported	Balance without the adoption of ASC 606	Impact of the adoption
Product leases and royalties	$4,536,350	$4,270,278	$266,072
Selling, general and administrative expense	$2,597,089	$2,331,017	$266,072

For the six months ended June 30, 2018, the adoption of ASC 606 had the following impact on our statement of operations:

	Six Months Ended June 30, 2018
	As reported	Balance without the adoption of ASC 606	Impact of the adoption
Product leases and royalties	$8,896,705	$8,423,936	$472,769
Selling, general and administrative expense	$5,182,159	$4,709,390	$472,769

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

Disaggregation of Revenue.  The following table disaggregates our revenue by major source for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Table games	$4,413,878	$3,522,221	$8,607,035	$6,875,153
E-tables	113,837	121,452	272,665	234,981
Other	8,458	15,135	17,167	23,970
Total revenue	$4,536,173	$3,658,808	$8,896,867	$7,134,104

The following table disaggregates our revenue by geographic location for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

North America and Caribbean	$3,494,692	$3,034,662	$6,945,401	$5,871,552
Europe	1,041,481	624,146	1,951,466	1,262,552
Total revenue	$4,536,173	$3,658,808	$8,896,867	$7,134,104

Revenue Contract Asset and Liability.  Upon the adoption of ASC 606, we have applied the practical expedient of expensing incremental commissions paid to sales representatives directly related to the acquisition and fulfilment of new contracts, when the amortization period of the contract asset that we otherwise would have recognized is one year or less.

We invoice our clients monthly in advance for unlimited use of our intellectual property licenses. Upon the adoption of ASC 606, we recognized a revenue contract liability that represents such advanced billing to our clients for unsatisfied performance.  We reduce the revenue contract liability and recognize revenue when we transfer those goods or services and, therefore, satisfy our performance obligation.

The table below summarizes changes in the revenue contract liability during the six months ended June 30, 2018:

Revenue Contract liability
Beginning balance – January 1, 2018	$1,083,639
Increase (advanced billings)	6,730,824
Decrease (revenue recognition)	(6,627,156)
Ending balance – June 30. 2018	$1,187,307

Revenue recognized during the six months ended June 30, 2018 that was included in the beginning balance of revenue contract liability above was $1,083,639.

NOTE 4. INVENTORY

Inventory, net consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Raw materials and component parts	$287,777	$235,673
Finished goods	301,309	318,453
Inventory, gross	589,086	554,126
Less: inventory reserve	(30,000)	(30,000)
Inventory, net	$559,086	$524,126

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Furniture and fixtures	$308,776	$280,694
Automotive vehicles	215,127	215,127
Leasehold improvements	156,843	156,843
Computer equipment	147,496	121,992
Office equipment	53,484	53,483
Property and equipment, gross	881,726	828,139
Less: accumulated depreciation	(630,056)	(564,272)
Property and equipment, net	$251,670	$263,867

Property and equipment, net included $156,843 of leasehold improvements acquired under capital leases as of June 30, 2018 and December 31, 2017.  Accumulated depreciation of leasehold improvements totaled $128,271 and $113,035 as of June 30, 2018 and December 31, 2017, respectively (Note 9).

For the six months ended June 30, 2018 and 2017, depreciation expense related to property and equipment was $65,783 and $80,231, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Enhanced table systems	$743,127	$638,981
Less: accumulated depreciation	(349,462)	(265,331)
Assets deployed at client locations, net	$393,665	$373,650

For the six months ended June 30, 2018 and 2017, depreciation expense related to assets deployed at client locations was $93,101 and $52,779, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets, net consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,475,000	13,475,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	109,968	102,968
Other intangible assets, gross	20,525,935	20,518,935
Less: accumulated amortization	(10,908,590)	(10,157,126)
Other intangible assets, net	9,617,345	10,361,809
Goodwill and other intangible assets, net	$10,708,345	$11,452,809

For the six months ended June 30, 2018 and 2017 amortization expense related to the finite-lived intangible assets was $751,464 and $750,632, respectively.

Estimated future amortization expense is as follows:

Twelve months Ending June 30,	Total
2019	$1,501,207
2020	1,492,626
2021	1,411,884
2022	1,390,947
2023	537,231
Thereafter	3,283,450
Total amortization	$9,617,345

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Payroll and related	$639,071	$712,584
Commissions and royalties	70,410	65,380
Professional fees	62,911	63,488
Other	46,669	46,344
Total accrued expenses	$819,061	$887,796

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Capital lease obligation	$30,811	$47,002
Less: Current portion	(30,811)	(32,785)
Total capital lease obligations – long-term	$—	$14,217

The capital leases consist of improvements located at our corporate headquarters in Las Vegas, Nevada.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Nevada State Bank Term Loan and revolver	$10,779,786	$—
Breakaway Term Loan	—	9,450,000
Equipment notes payable	104,834	124,311
Insurance notes payable	18,583	73,734
Notes payable, gross	10,903,203	9,648,045
Less:
Unamortized debt issuance costs	(109,560)	(480,397)
Warrants issued	—	(584,261)
Notes payable, net	10,793,643	8,583,387
Less: Current portion	(1,456,171)	(1,163,002)
Long-term debt, net	$9,337,472	$7,420,385

Nevada State Bank Credit Agreement.  On April 24, 2018, we entered into a credit agreement with ZB, N.A. dba Nevada State Bank (“NSB” and the “NSB Credit Agreement”), which provides for a $11.0 million five-year term loan (the “NSB Term Loan”) and a $1.0 million one-year revolving credit facility (the “NSB Revolver”).

Outstanding balances under the NSB Term Loan and the NSB Revolver accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50%, or 4.00%, depending on our Leverage Ratio (as defined in the NSB Credit Agreement).

We are required to make monthly principal and interest payments, both of which are calculated over a seven-year term, with a balloon payment due on April 24, 2023.  Borrowings under the NSB Credit Agreement are secured by a lien on substantially all of our assets.

Effective May 1, 2018, we entered into an interest rate swap agreement with an affiliate of NSB (the “Swap Agreement”) to fix the interest rate on the NSB Term Loan at 6.43% (assuming a Leverage Ratio less than 2.0) for three years. The notional amount of the Swap Agreement is initially $10.9 million but will decrease over time as a result of the anticipated principal paydowns.

The NSB Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature.  In particular, we are required to maintain a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the NSB Credit Agreement) of 1.25 and a maximum Leverage Ratio of 3.00.  The NSB Credit Agreement allows us to make share repurchases and to incur up to an additional $1.0 million of unsecured indebtedness provided that we are in compliance with the covenants in the NSB Credit Agreement on a pro forma basis. We were in compliance with the financial covenants of the NSB Credit Agreement as of June 30, 2018.

Upon execution of the NSB Credit Agreement, we borrowed $11.0 million under the NSB Term Loan and $0.1 million under the NSB Revolver.

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

On April 24, 2018, we used the proceeds from the NSB Term Loan and NSB Revolver to repay in full the remaining principal amount under the Breakaway Term Loan, together with accrued but unpaid interest, an early redemption premium and associated legal fees.  In addition, we redeemed the Warrants at $1,333,333.  The early redemption of the Breakaway Term Loan resulted in approximately $1.3 million of loss on extinguishment of debt.

As of June 30, 2018, future maturities of our long-term debt obligations are as follows:

Twelve months Ending June 30 ,	Total
2019	$1,456,171
2020	1,419,207
2021	1,505,143
2022	1,595,582
Thereafter	4,927,100
Total notes payable	10,903,203
Less:
Unamortized debt issuance costs	(109,560)
Notes payable, net	$10,793,643

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represent a significant portion of total revenues. For the six months ended June 30, 2018 and 2017, respectively, we had the following client revenue concentration:

	Location	2018 Revenue	2017 Revenue
Client A	North America	11.2%	14.1%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents for two of our products expired, which accounted for approximately $4,200,631 or 47.2% of our revenue for the six months ended June 30, 2018, as compared to $3,141,418 or 44.0% of our revenue for the six months ended June 30, 2017. We continue to generate higher revenue from these products despite the expiration of the underlying patents and, accordingly, we do not expect the expiration of these patents to have a significant adverse impact on our future financial statements.

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

Total rent expense was $146,693 and $144,059 for the six months ended June 30, 2018 and 2017, respectively.

Estimated future minimum operating lease payment obligations total $238,920, which are all due within the twelve months ending June 30, 2019.

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

On June 30, 2018, we issued 13,000 restricted shares of our common stock valued at $15,600, to each of Messrs. DesRosiers, Waters and Zender, in consideration of their service on the Board during the three months ended June 30, 2018.  These shares vested immediately on grant date.

On April 24, 2018, our Board authorized the repurchase of shares of our common stock in an amount not to exceed $1.0 million. Such repurchases may be made from time to time based on market conditions and may be completed in the open market or in privately-negotiated transactions. Repurchase transactions will be executed only when we believe that we will remain in compliance with the covenants of the NSB Credit Agreement.  Finally, execution of share repurchases may require regulatory approval in one or more jurisdictions. We have not repurchased any of our common stock as of June 30, 2018.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate at June 30, 2018 was 16.6%, as compared to 45.1% at June 30, 2017.  For the six months ended June 30, 2018 and 2017, our effective tax rate was 16.6% and 44.0%, respectively.  The decrease in both rates was primarily due to a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017 (the “Tax Act”).  As of June 30, 2018, we had completed our preliminary assessment for the tax effects resulting from the enactment of the Tax Act and made a reasonable estimate of the effect on our annual effective tax rate and existing deferred tax balances. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Tax Act.

NOTE 14. STOCK WARRANTS, OPTIONS AND GRANTS

Stock options. During the six months ended June 30, 2018 and 2017, we issued 270,000 and 785,000 options to purchase our common stock, respectively, to members of our Board, independent contractors, executive officers and employees.

The fair value of all stock options granted for the six months ended June 30, 2018 and 2017 was determined to be $169,807 and $329,508, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Dividend yield	0%	0%
Expected volatility	78%	83 - 87%
Risk free interest rate	2.46% - 2.73%	1.84 - 1.94%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2017	2,811,250	$0.54	$1,849,517	3.65
Issued	270,000	0.98	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding – June 30, 2018	3,081,250	$0.58	$1,847,242	3.30
Exercisable – June 30, 2018	2,151,250	$0.51	$1,444,025	2.96

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2017	825,557	$0.63	$467,379	4.27
Granted	270,000	0.98	—	—
Vested	(165,557)	0.57	—	—
Forfeited or expired	—	—	—	—
Unvested – June 30, 2018	930,000	$0.75	$403,217	4.01

As of June 30, 2018, our unrecognized stock-based compensation expense associated with the stock options issued was $281,566, which will be amortized over a weighted-average of 2.5 years.

Warrants.  On August 29, 2016, in connection with the Breakaway Term Loan Agreement, we issued the lenders the Warrants to purchase 1,965,780 shares of our common stock at an initial exercise price of $0.30 per share. On April 24, 2018, we paid $1,333,333 to redeem the Warrants in full upon extinguishment of the Breakaway Term Loan (Note 10).

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of June 30, 2018, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the three and six months ended June 30, 2018.

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

Results of operations for the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018, our continuing operations generated gross revenues of $4,536,173 compared to gross revenues of $3,658,808 for the comparable prior-year period, representing an increase of 877,365, or 24.0%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) Premium Games such as Heads Up Hold ’em and Player’s Edge, which command a higher price point per unit; and (iii) internet-based gaming activities. In addition, the adoption of ASC 606 resulted in $266,072 of higher revenue reported for the three months ended June 30, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of operations for the three months ended June 30, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the three months ended June 30, 2018 would have been $4,270,101, an increase of 16.7% over the comparable prior period.

Selling, general and administrative expenses for the three months ended June 30, 2018 were $2,597,089 compared to $2,359,889 for the comparable prior period, representing an increase of $237,200, or 10.1%. Excluding the impact of the adoption of ASC 606, selling, general and administrative expenses for the three months ended June 30, 2018 would have been $2,331,017, a decrease of 0.8% over the comparable prior period.

Research and development expenses for the three months ended June 30, 2018 were $249,799, compared to $126,386 for the comparable prior-year period, representing an increase of $123,413, or 97.6%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the three months ended June 30, 2018 was $191,112, as compared to $118,551 for the comparable prior-year period, representing an increase of $72,561, or 61.2%. The increase was primarily due to higher amortization of stock options and restricted shares of common stock issued since July 2017 to executive officers, board members and independent contractors.

Income from operations increased $458,595 or 84.3% to $1,002,754 for the three months ended June 30, 2018, compared to $544,159 for the comparable prior-year period. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative, research and development and share-based compensation expenses.

Total interest expense decreased $190,928, or 43.6%, to $247,319 for the three months ended June 30, 2018, compared to $438,247 for the comparable prior-year period. The decrease was mainly attributable to lower interest rate on the NSB Term Loan and the NSB Revolver as compared to the Breakaway Term Loan and a reduction in interest rate on the Breakaway Term Loan beginning October 1, 2017 due to achievement of a specified leverage ratio.

There was no change in estimated fair value of warrants issued in connection with the Breakaway Term Loan for the three months ended June 30, 2018, compared to other expense of $256,909 for the comparable prior-year period. The estimated fair value was determined using the Black-Scholes pricing model, subject to a ceiling on the maximum amount we would have to pay to repurchase the Warrants under certain circumstances. The Warrants were paid off on April 24, 2018 in connection with the payoff of the Breakaway Term Loan.

Loss on extinguishment of debt was $1,347,506 as a result of an early redemption premium paid in connection with the payoff of the Breakaway Term Loan and the write-off of unamortized debt issuance costs and estimated grant-date fair value of the Warrants.

Income tax benefit was $156,642 for the three months ended June 30, 2018, compared to $13,083 for the comparable prior-year period.  This increase was primarily attributable to the increase in loss before provision for income taxes, partially offset by a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017.

Results of operations for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 , our continuing operations generated gross revenues of $8,896,867 compared to gross revenues of $7,134,104 for the comparable prior-year period, representing an increase of $1,762,763, or 24.7%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) Premium Games such as Heads Up Hold ’em and Player’s Edge, which command a higher price point per unit; and (iii) internet-based gaming activities. In addition, the adoption of ASC 606 resulted in $472,769 of higher revenue reported for the six months ended June 30, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of operations for the six months ended June 30, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the six months ended June 30, 2018 would have been $8,424,098, an increase of 18.1% over the comparable prior period.

Selling, general and administrative expenses for the six months ended June 30, 2018 were $5,182,159 compared to $4,446,058 for the comparable prior period, representing an increase of $736,101, or 16.6%. The increase was primarily due to higher compensation and related expense as we continue to invest in personnel and attract new talent. Excluding the impact of the adoption of ASC 606, selling, general and administrative expenses for the six months ended June 30, 2018 would have been $4,709,390, an increase of 7.2% over the comparable prior period.

Research and development expenses for the six months ended June 30, 2018 were $443,201, compared to $264,433 for the comparable prior-year period, representing an increase of $178,768, or 67.6%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the six months ended June 30, 2018 was $357,590, as compared to $168,388 for the comparable prior-year period, representing an increase of $189,202, or 112.4%. The increase was primarily due to higher amortization of stock options and restricted shares of common stock issued since January 2017 to executive officers, board members and independent contractors.

Income from operations increased $655,747 or 50.9% to $1,944,180 for the six months ended June 30, 2018, compared to $1,288,435 for the comparable prior-year period. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative, research and development and share-based compensation expenses.

Total interest expense decreased $270,167, or 30.6%, to $613,412 for the six months ended June 30, 2018, compared to $883,579 for the comparable prior-year period. The decrease was mainly attributable to lower interest rate on the NSB Term Loan and the NSB Revolver as compared to the Breakaway Term Loan and a reduction in interest rate on the Breakaway Term Loan beginning October 1, 2017 due to achievement of a specified leverage ratio.

There was no change in estimated fair value of warrants issued in connection with the Breakaway Term Loan for the six months ended June 30, 2018, compared to other expense of $323,409 for the comparable prior-year period. The estimated fair value was determined using the Black-Scholes pricing model, subject to a ceiling on the maximum amount we would have to pay to repurchase the Warrants under certain circumstances. The Warrants were paid off on April 24, 2018 in connection with the payoff of the Breakaway Term Loan.

Loss on extinguishment of debt was $1,347,506 as a result of an early redemption premium paid in connection with the payoff of the Breakaway Term Loan and the write-off of unamortized debt issuance costs and estimated grant-date fair value of the Warrants.

Income tax benefit was $11,863 for the six months ended June 30, 2018, compared to income tax provision of $64,891 for the comparable prior-year period.  This change was primarily attributable to the decrease in income before provision for income taxes, partially offset by a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2018	2017	2018	2017

Net (loss) income	$(596,393)	$(79,759)	$(59,595)	$82,508
Interest expense	247,319	438,247	613,412	883,579
Foreign currency exchange loss (gain)	83,917	(58,155)	(21,884)	(65,952)
Change in estimated fair value of warrant liability	—	256,909	—	323,409
Change in estimated fair value of interest rate swap liability	77,235	—	77,235	—
Loss on extinguishment of debt	1,347,506	—	1,347,506	—
Income tax (benefit) provision	(156,642)	(13,083)	(11,863)	64,891
Depreciation and amortization	458,790	447,557	910,350	883,642
Share based compensation expense	191,112	118,551	357,590	168,388
Interest income	(188)	—	(631)	—
Adjusted EBITDA	$1,652,656	$1,110,267	$3,212,120	$2,340,465

Liquidity and capital resources. We expect that we will be able meet our operating, investing and financing needs for liquidity through cash on hand and anticipated positive cash flows from operations. In addition, as part of the refinancing transactions completed in April 2018, we have access to a revolving line of credit (borrowings on which may be restricted under certain circumstances). See Note 10 to our condensed financial statements included in Item 1 of this report.  However, our expectations may not be realized, and the issuance of additional debt or equity financing may be required. There can be no assurance that we will be successful in raising additional funding, if necessary; and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be impaired. Several unforeseen circumstances may affect our belief that our cash on hand and cash flows from operations will be adequate for our needs.  For example, we may incur higher capital expenditures than anticipated to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur higher-than-expected expenses when applying for new licenses or in complying with current jurisdictional requirements.

As of June 30, 2018, we had total current assets of $7,455,449 and total assets of $19,062,777. This compares to $6,770,189 and $19,114,163, respectively, as of December 31, 2017. The decrease in current assets as of June 30, 2018 was primarily due to a decrease in goodwill and other intangible assets, net as a result of amortization recorded during the normal course of business. Our total current liabilities as of June 30, 2018 were $3,887,207 and $4,869,335 as of December 31, 2017. This decrease was primarily driven by a decrease in accounts payable (mainly due to a January 2018 payment of $774,645 for license fees previously accrued at December 31, 2017) and income taxes payable (principally due to tax payments made during the six months ended June 30, 2018).

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

At June 30, 2018, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions. In April 2018, we completed a refinancing transaction which provided us with a $1.0 million line of credit (borrowings on which may be restricted under certain circumstances).  See Note 10 to our condensed financial statements included in Item 1 of this report.

Our operating activities provided $762,372 in cash for the three months ended June 30, 2018, compared to $1,278,069 for the three months ended June 30, 2017. The decrease in operating cash flow was primarily due to a January 2018 payment of $774,645 for license fees previously accrued at December 31, 2017.

Additionally, investing activities used cash of $60,586 for the three months ended June 30, 2018, which was due to the acquisition of property and equipment.  Cash used in financing activities during the three months ended June 30, 2018 was $607,016, which was primarily due to refinancing activities occurred on April 24, 2018 and principal payments towards long-term debt and capital leases.

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

Off balance sheet arrangements. As of June 30, 2018, there were no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2018, we issued 13,000 shares of our restricted common stock valued at $15,600 to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board, in consideration of their service on the Board during the three months ended June 30, 2018.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

Galaxy Gaming, Inc.

Date:	August 14, 2018

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 14, 2018

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)