Form 10-Q
period 2018-09-30
Galaxy Gaming, Inc.
filed 2018-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the issuer has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,882,591 common shares as of November 12, 2018.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2018	2017
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$5,246,345	$3,581,209
Accounts receivable, net of allowance of $56,015 and $32,993, respectively	2,450,825	2,301,752
Inventory, net	694,670	524,126
Income tax receivable	106,178	—
Prepaid expense and other	450,788	363,102
Total current assets	8,948,806	6,770,189
Property and equipment, net	230,973	263,867
Assets deployed at client locations, net	375,665	373,650
Goodwill and other intangible assets, net	10,358,468	11,452,809
Deferred tax assets, net	230,648	230,648
Other assets, net	—	23,000
Total assets	$20,144,560	$19,114,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510,880	$1,035,383
Accrued expenses	1,223,634	887,796
Income taxes payable	—	519,610
Revenue contract liability	1,221,258	1,083,639
Deferred rent, current portion	21,038	23,679
Current portion of long-term debt and capital lease obligations	1,383,386	1,195,787
Other current liabilities	16,387	123,441
Total current liabilities	4,376,583	4,869,335
Deferred rent, net	—	14,025
Capital lease obligations, net	—	14,217
Long-term debt, net	8,993,771	7,420,385
Common stock warrant liability	—	1,333,333
Interest rate swap liability	28,707	—
Total liabilities	13,399,061	13,651,295
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,882,591 and 39,565,591 shares issued and outstanding, respectively	39,883	39,566
Additional paid-in capital	4,507,974	3,957,703
Accumulated earnings	2,197,642	1,465,599
Total stockholders’ equity	6,745,499	5,462,868
Total liabilities and stockholders’ equity	$20,144,560	$19,114,163

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Product leases and royalties	$4,775,754	$3,830,351	$13,672,459	$10,955,055
Product sales and service	30	69	191	9,469
Total revenue	4,775,784	3,830,420	13,672,650	10,964,524
Costs and expenses:
Cost of ancillary products and assembled components	47,828	50,369	107,215	133,517
Selling, general and administrative	2,559,056	2,362,601	7,741,213	6,808,659
Research and development	373,456	139,185	816,657	403,618
Depreciation and amortization	462,402	440,130	1,372,752	1,323,772
Share-based compensation	192,998	384,925	550,588	553,313
Total costs and expenses	3,635,740	3,377,210	10,588,425	9,222,879
Income from operations	1,140,044	453,210	3,084,225	1,741,645
Other income (expense):
Interest expense	(206,425)	(432,466)	(819,837)	(1,316,045)
Foreign currency exchange (loss) gain	(22,095)	59,624	(542)	125,576
Change in estimated fair value of warrant liability	—	(86,308)	—	(409,717)
Change in estimated fair value of interest rate swap liability	48,528	—	(28,707)	—
Loss on extinguishment of debt	(1,765)	—	(1,349,271)	—
Interest income	343	—	974	—
Total other expense	(181,414)	(459,150)	(2,197,383)	(1,600,186)
Income (loss) before provision for income taxes	958,630	(5,940)	886,842	141,459
Provision for income taxes	(166,662)	(21,990)	(154,799)	(86,881)
Net income (loss)	$791,968	$(27,930)	$732,043	$54,578
Net income (loss) per share, basic and diluted	$0.02	$(0.00)	$0.02	$0.00
Weighted-average shares outstanding:
Basic	39,844,863	39,432,982	39,805,144	39,368,521
Diluted	41,184,368	39,432,982	41,059,384	41,216,750

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$732,043	$54,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,372,752	1,323,772
Amortization of debt issuance costs and debt discount	119,809	218,910
Bad debt expense	38,374	6,000
Loss on extinguishment of debt	1,349,271	—
Change in estimated fair value of warrant liability	—	409,717
Change in estimated fair value of interest rate swap liability	28,707	—
Share-based compensation	550,588	553,313
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	(24,601)	(92,243)
Changes in operating assets and liabilities:
Accounts receivable	(187,445)	(264,842)
Inventory	(317,978)	(271,149)
Prepaid expenses and other current assets	(54,009)	(112,410)
Accounts payable	(524,503)	(132,720)
Income tax receivable/payable	(625,788)	(124,271)
Accrued expenses	335,838	612,611
Revenue contract liability	137,619	35,685
Other current liabilities	(107,054)	29,000
Deferred rent	(16,666)	(10,111)
Net cash provided by operating activities	2,806,957	2,235,840
Cash flows from investing activities:
Investment in intangible assets	(33,048)	(43,917)
Acquisition of property and equipment	(67,050)	(52,352)
Net cash used in investing activities	(100,098)	(96,269)
Cash flows from financing activities:
Proceeds from debt issued	11,098,986	—
Proceeds from stock option exercises	—	35,000
Payments of debt issuance costs	(136,162)	(17,091)
Payment of warrant liability	(1,333,333)	—
Principal payments on capital lease obligations	(24,415)	(23,087)
Principal payments on long-term debt	(10,296,900)	(1,361,038)
Payments of long-term debt redemption premium	(374,500)	—
Net cash used in financing activities	(1,066,324)	(1,366,216)
Effect of exchange rate changes on cash	24,601	92,243
Net increase in cash, cash equivalents and restricted cash	1,665,136	865,598
Cash, cash equivalents and restricted cash – beginning of period	3,581,209	2,389,338
Cash, cash equivalents and restricted cash – end of period	$5,246,345	$3,254,936
Supplemental cash flow information:
Cash paid for interest	$700,027	$1,099,738
Inventory transferred to assets deployed at client locations	$147,434	$172,711
Cash paid for income taxes	$795,818	$150,000

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

Restricted Cash. Effective January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted this guidance on a retrospective basis, which resulted in the inclusion of restricted cash within cash and cash equivalents on our balance sheets and statements of cash flows. Such restricted cash represents reserves set side in a restricted bank account in accordance with the requirements of gaming regulations to be used for the purpose of funding payments to winners of jackpots at one of our client locations and was $60,996 and $95,062 at September 30, 2018 and December 31, 2017, respectively. Cash flows from operating activities for the nine months ended September 30, 2017 increased by $8,693 as a result of the adoption of this guidance.

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

New accounting standards not yet adopted

Leases.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with earlier adoption permitted.  We will adopt the new standard effective January 1, 2019 and expect to recognize a portion of our operating leases as right-of-use assets and operating lease liabilities on our balance sheets upon adoption, which will increase our total assets and liabilities.

Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. This guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this guidance and will adopt this guidance for the annual test to be performed for the year ended December 31. 2018.

Fair Value Measurement.  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement, removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial statements.

Internal-Use Software. In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We do not believe the adoption of this guidance will have a material impact on our financial statements.

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

The adoption of ASC 606 had the following impact on our balance sheet and statement of operations: (i) we reported higher product leases and royalty revenue and selling, general and administrative expense for the three and nine months ended September 30, 2018 as a result of the assessment of our distributor relationships.  We have entered into agreements with certain distributors in Europe, which sublicense our intellectual property to gaming establishments in Europe. We have historically recorded net revenues (gross revenue generated minus distributor fees paid) as product leases and royalty revenue. However, after applying principal vs. agent considerations to these distributor relationships in accordance with ASC 606, we have determined that revenues earned from gaming establishments in Europe should now be recorded as gross revenue and fees earned by such distributors should be recorded as selling, general and administrative expenses as we had control of the sub-licensed intellectual property prior to the licensing of such intellectual property to the gaming establishments; and (ii) prepayments from customers in advance of the period that the revenue is recognized were historically recorded under the caption “deferred revenue” in the accompanying balance sheet. This caption has now been renamed “revenue contract liability” in accordance with the requirements of ASC 606.

For the three months ended September 30, 2018, the adoption of ASC 606 had the following impact on our statement of operations:

	Three Months Ended September 30, 2018
	As reported	Balance without the adoption of ASC 606	Impact of the adoption
Product leases and royalties	$4,775,754	$4,544,912	$230,842
Selling, general and administrative expense	$2,559,056	$2,328,214	$230,842

For the six months ended September 30, 2018, the adoption of ASC 606 had the following impact on our statement of operations:

	Nine Months Ended September 30, 2018
	As reported	Balance without the adoption of ASC 606	Impact of the adoption
Product leases and royalties	$13,672,459	$12,968,848	$703,611
Selling, general and administrative expense	$7,741,213	$7,037,602	$703,611

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

Disaggregation of Revenue.  The following table disaggregates our revenue by major source for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Table games	$4,666,150	$3,720,987	$13,273,184	$10,596,140
Other	109,634	109,433	399,466	368,384
Total revenue	$4,775,784	$3,830,420	$13,672,650	$10,964,524

The following table disaggregates our revenue by geographic location for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

North America and Caribbean	$3,622,729	$3,177,942	$10,568,129	$9,049,494
Europe	1,153,055	652,478	3,104,521	1,915,030
Total revenue	$4,775,784	$3,830,420	$13,672,650	$10,964,524

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

The table below summarizes changes in the revenue contract liability during the nine months ended September 30, 2018:

Revenue Contract liability
Beginning balance – January 1, 2018	$1,083,639
Increase (advanced billings)	10,234,834
Decrease (revenue recognition)	(10,097,215)
Ending balance – September 30, 2018	$1,221,258

Revenue recognized during the nine months ended September 30, 2018 that was included in the beginning balance of revenue contract liability above was $1,083,639.

NOTE 4. INVENTORY

Inventory, net consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Raw materials and component parts	$333,068	$235,673
Finished goods	391,602	318,453
Inventory, gross	724,670	554,126
Less: inventory reserve	(30,000)	(30,000)
Inventory, net	$694,670	$524,126

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Furniture and fixtures	$312,639	$280,694
Automotive vehicles	215,127	215,127
Leasehold improvements	156,843	156,843
Computer equipment	157,096	121,992
Office equipment	53,485	53,483
Property and equipment, gross	895,190	828,139
Less: accumulated depreciation	(664,217)	(564,272)
Property and equipment, net	$230,973	$263,867

Property and equipment, net included $156,843 of leasehold improvements acquired under capital leases as of September 30, 2018 and December 31, 2017.  Accumulated depreciation of leasehold improvements totaled $135,414 and $113,035 as of September 30, 2018 and December 31, 2017, respectively (Note 9).

For the nine months ended September 30, 2018 and 2017, depreciation expense related to property and equipment was $99,944 and $115,117, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Enhanced table systems	$806,955	$638,981
Less: accumulated depreciation	(431,290)	(265,331)
Assets deployed at client locations, net	$375,665	$373,650

For the nine months ended September 30, 2018 and 2017, depreciation expense related to assets deployed at client locations was $145,419 and $84,674, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and finite-lived intangible assets, net consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Goodwill	$1,091,000	$1,091,000
Finite-lived intangible assets:
Patents	13,475,000	13,475,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	136,015	102,968
Other intangible assets, gross	20,551,982	20,518,935
Less: accumulated amortization	(11,284,514)	(10,157,126)
Other intangible assets, net	9,267,468	10,361,809
Goodwill and other intangible assets, net	$10,358,468	$11,452,809

For the nine months ended September 30, 2018 and 2017 amortization expense related to the finite-lived intangible assets was $1,127,389 and $1,123,980, respectively.

Estimated future amortization expense is as follows:

Twelve months Ending September 30,	Total
2019	$1,508,864
2020	1,491,702
2021	1,401,025
2022	1,392,984
2023	253,507
Thereafter	3,219,386
Total amortization	$9,267,468

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Payroll and related	$1,077,907	$712,584
Commissions and royalties	77,768	65,380
Professional fees	19,426	63,488
Other	48,533	46,344
Total accrued expenses	$1,223,634	$887,796

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Capital lease obligation	$22,563	$47,002
Less: Current portion	(22,563)	(32,785)
Total capital lease obligations – long-term	$—	$14,217

The capital leases consist of improvements located at our corporate headquarters in Las Vegas, Nevada.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Nevada State Bank Term Loan and Revolver	$10,361,600	$—
Breakaway Term Loan	—	9,450,000
Equipment notes payable	94,977	124,311
Insurance notes payable	—	73,734
Notes payable, gross	10,456,577	9,648,045
Less:
Unamortized debt issuance costs	(101,983)	(480,397)
Warrants issued	—	(584,261)
Notes payable, net	10,354,594	8,583,387
Less: Current portion	(1,360,823)	(1,163,002)
Long-term debt, net	$8,993,771	$7,420,385

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

The NSB Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature.  In particular, we are required to maintain a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the NSB Credit Agreement) of 1.25 and a maximum Leverage Ratio of 3.00.  The NSB Credit Agreement allows us to make share repurchases and to incur up to an additional $1.0 million of unsecured indebtedness provided that we are in compliance with the covenants in the NSB Credit Agreement on a pro forma basis. We were in compliance with the financial covenants of the NSB Credit Agreement as of September 30, 2018.

Upon execution of the NSB Credit Agreement, we borrowed $11.0 million under the NSB Term Loan and $0.1 million under the NSB Revolver. Borrowings under the NSB Revolver were repaid in full in July 2018 and $1.0 million was available at September 30, 2018 and the filing date of this Quarterly Report on Form 10-Q.

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

On April 24, 2018, we used the proceeds from the NSB Term Loan and the NSB Revolver to repay in full the remaining principal amount under the Breakaway Term Loan, together with accrued but unpaid interest, an early redemption premium and associated legal fees.  In addition, we redeemed the Warrants at $1,333,333.  The early redemption of the Breakaway Term Loan resulted in approximately $1.3 million of loss on extinguishment of debt.

As of September 30, 2018, future maturities of our long-term debt obligations are as follows:

Twelve months Ending September	Total
2019	$1,360,823
2020	1,437,950
2021	1,530,149
2022	1,616,655
Thereafter	4,511,000
Total notes payable	10,456,577
Less:
Unamortized debt issuance costs	(101,983)
Notes payable, net	$10,354,594

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represent a significant portion of total revenues. For the nine months ended September 30, 2018 and 2017, respectively, we had the following client revenue concentration:

	Location	2018 Revenue	2017 Revenue
Client A	North America	11.0%	13.6%

We are also exposed to risks associated with the expiration of our patents. In 2015, domestic and international patents for two of our products expired, which accounted for approximately $6,484,265 or 47.4% of our revenue for the nine months ended September 30, 2018, as compared to $5,370,094 or 49.0% of our revenue for the nine months ended September 30, 2017. We continue to generate higher revenue from these products despite the expiration of the underlying patents and, accordingly, we do not expect the expiration of these patents to have a significant adverse impact on our future financial statements.

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

Total rent expense was $222,296 and $217,650 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated future minimum operating lease payment obligations total $179,190, which are all due within the twelve months ending September 30, 2019.

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

In September 2018, we were served with a complaint by TableMax Gaming, Inc. (“TMax”) regarding an Operation and License Agreement executed between TMax and us in February 2011 (the “TMAX Agreement”).  The complaint, filed in the Eighth Judicial District Court in Clark County, Nevada, alleges that we breached the TMAX Agreement, among other allegations. We filed an answer denying the allegations and counterclaimed for breach of contract, Abuse of Process and Fraud in the Inducement, among other counterclaims.  We believe the TMax complaint lacks any merit and intend to aggressively pursue dismissal of the complaint while pursuing our counterclaims.

NOTE 12. STOCKHOLDERS’ EQUITY

On March 31, 2018, we issued 13,000 restricted shares of our common stock valued at $13,520, to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board of Directors (the “Board”), in consideration of their service on the Board during the three months ended March 31, 2018.  These shares vested immediately on the grant date.

On June 30, 2018, we issued 13,000 restricted shares of our common stock valued at $15,600, to each of Messrs. DesRosiers, Waters and Zender, in consideration of their service on the Board during the three months ended June 30, 2018.  These shares vested immediately on the grant date.

On September 30, 2018, we issued 13,000 restricted shares of our common stock valued at $16,770, to each of Messrs. DesRosiers, Waters and Zender, in consideration of their service on the Board during the three months ended September 30, 2018.  These shares vested immediately on the grant date.

On April 24, 2018, our Board authorized the repurchase of shares of our common stock in an amount not to exceed $1.0 million. Such repurchases may be made from time to time based on market conditions and may be completed in the open market or in privately-negotiated transactions. Repurchase transactions will be executed only when we believe that we will remain in compliance with the covenants of the NSB Credit Agreement.  Finally, execution of share repurchases may require regulatory approval in one or more jurisdictions. We have not repurchased any of our common stock as of September 30, 2018.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate at September 30, 2018 was 17.5%, as compared to 56.6% at September 30, 2017.  For the nine months ended September 30, 2018 and 2017, our effective tax rate was 17.5% and 61.4%, respectively.  The decrease in both rates was primarily due to a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017 (the “Tax Act”).  As of September 30, 2018, we had completed our preliminary assessment for the tax effects resulting from the enactment of the Tax Act and made a reasonable estimate of the effect on our annual effective tax rate and existing deferred tax balances. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the Tax Act.

NOTE 14. STOCK WARRANTS, OPTIONS AND GRANTS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which 5,550,750 shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of September 30, 2018, 689,000 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the nine months ended September 30, 2018 and 2017, we issued 270,000 and 1,390,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors.

The fair value of all stock options granted for the nine months ended September 30, 2018 and 2017 was determined to be $169,807 and $652,895, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Dividend yield	0%	0%
Expected volatility	78%	80 - 87%
Risk free interest rate	2.46% - 2.73%	1.73 - 1.94%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2017	2,811,250	$0.54	$1,849,517	3.65
Issued	270,000	0.98	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding – September 30, 2018	3,081,250	$0.58	$2,186,179	3.05
Exercisable – September 30, 2018	2,317,916	$0.52	$1,775,996	2.78

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2017	825,557	$0.63	$467,379	4.27
Granted	270,000	0.98	—	—
Vested	(332,223)	0.64	—	—
Forfeited or expired	—	—	—	—
Unvested – September 30, 2018	763,334	$0.75	$410,184	3.82

As of September 30, 2018, our unrecognized stock-based compensation expense associated with the stock options issued was $299,788, which will be amortized over a weighted-average of 1.81 years.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of September 30, 2018, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

On October 12, 2018, we granted the following stock options to purchase our restricted common stock: (i) 250,000 to Todd Cravens, our President and Chief Executive Officer; (ii) 180,000 to Harry Hagerty, our Chief Financial Officer; and (iii) 45,000 to our general counsel. The stock options were issued with a strike price of $1.187, have a contractual term of five years, contain customary change-of-control provisions, and vest in equal installments on each of the first three anniversaries from the grant date.

On November 5, 2018, we issued a press release and filed a related Form 8-K announcing that (i) Robert B. Saucier submitted his resignation as a member of our Board effective immediately and his resignation as Executive Vice President of Business Development effective on December 31, 2018; and (ii) that we have retained Macquarie Capital (USA) Inc. to assist it in evaluating strategic alternatives, including the potential sale of the shares of our common stock held by Triangulum Partners LLC, an entity controlled by Mr. Saucier.

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

Results of operations for the three months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, we generated gross revenues of $4,775,784 compared to gross revenues of $3,830,420 for the comparable prior-year period, representing an increase of 945,364, or 24.7%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) internet-based gaming activities; and (iii) premium Games such as Heads Up Hold ’em, High Card Flush and Player’s Edge, which command a higher price point per unit. In addition, the adoption of ASC 606 resulted in $230,842 of higher revenue reported for the three months ended September 30, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of operations for the three months ended September 30, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the three months ended September 30, 2018 would have been $4,544,942, an increase of 18.7% over the comparable prior period.

Selling, general and administrative expenses for the three months ended September 30, 2018 were $2,559,056 compared to $2,362,601 for the comparable prior period, representing an increase of $196,455, or 8.3%. Excluding the impact of the adoption of ASC 606, selling, general and administrative expenses for the three months ended September 30, 2018 would have been $2,328,214, a decrease of 0.9% over the comparable prior period.

Research and development expenses for the three months ended September 30, 2018 were $373,456, compared to $139,185 for the comparable prior-year period, representing an increase of $234,271, or 168.3%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the three months ended September 30, 2018 was $192,998, as compared to $384,925 for the comparable prior-year period, representing a decrease of $191,927, or 49.9%. During the three months ended September 30, 2017, we issued stock options and restricted shares of common stock to our President and Chief Executive Officer and Chairman of the Board, a portion of which was vested immediately and thus expensed during the quarter.

Income from operations increased $686,834 or 151.5% to $1,140,044 for the three months ended September 30, 2018, compared to $453,210 for the comparable prior-year period. This increase was primarily attributable to higher revenue and lower share-based compensation expenses, partially offset by higher selling, general and administrative and research and development expenses.

Total interest expense decreased $226,041, or 52.3%, to $206,425 for the three months ended September 30, 2018, compared to $432,466 for the comparable prior-year period. The decrease was mainly attributable to lower interest rate on the NSB Term Loan and the NSB Revolver as compared to the Breakaway Term Loan.

There was no change in estimated fair value of warrants issued in connection with the Breakaway Term Loan for the three months ended September 30, 2018, compared to other expense of $86,308 for the comparable prior-year period. The Warrants were paid off on April 24, 2018 in connection with the payoff of the Breakaway Term Loan.

Income tax provision was $166,662 for the three months ended September 30, 2018, compared to a provision of $21,990 for the comparable prior-year period.  This increase was primarily attributable to the increase in income before provision for income taxes, partially offset by a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017.

Results of operations for the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, we generated gross revenues of $13,672,650 compared to gross revenues of $10,964,524 for the comparable prior-year period, representing an increase of $2,708,126, or 24.7%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) internet-based gaming activities; and (iii) premium Games such as Heads Up Hold ’em, High Card Flush and Player’s Edge, which command a higher price point per unit. In addition, the adoption of ASC 606 resulted in $703,611 of higher revenue reported for the nine months ended September 30, 2018. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of operations for the nine months ended September 30, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the nine months ended September 30, 2018 would have been $12,969,039, an increase of 18.3% over the comparable prior period.

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $7,741,213 compared to $6,808,659 for the comparable prior period, representing an increase of $932,554, or 13.7%. The increase was primarily due to higher compensation and related expense as we continue to invest in personnel and attract new talent. Excluding the impact of the adoption of ASC 606, selling, general and administrative expenses for the nine months ended September 30, 2018 would have been $7,037,603, an increase of 6.0% over the comparable prior period.

Research and development expenses for the nine months ended September 30, 2018 were $816,657, compared to $403,618 for the comparable prior-year period, representing an increase of $413,039, or 102.3%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the nine months ended September 30, 2018 was $550,588, as compared to $553,313 for the comparable prior-year period, representing a decrease of $2,725, or 0.5%.

Income from operations increased $1,342,580 or 77.1% to $3,084,225 for the nine months ended September 30, 2018, compared to $1,741,645 for the comparable prior-year period. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative and research and development expenses.

Total interest expense decreased $496,208, or 37.7%, to $819,837 for the nine months ended September 30, 2018, compared to $1,316,045 for the comparable prior-year period. The decrease was mainly attributable to lower interest rate on the NSB Term Loan and the NSB Revolver as compared to the Breakaway Term Loan and a reduction in interest rate on the Breakaway Term Loan beginning October 1, 2017 due to achievement of a specified leverage ratio.

There was no change in estimated fair value of warrants issued in connection with the Breakaway Term Loan for the nine months ended September 30, 2018, compared to other expense of $409,717 for the comparable prior-year period. The Warrants were paid off on April 24, 2018 in connection with the payoff of the Breakaway Term Loan.

Loss on extinguishment of debt was $1,349,271 as a result of an early redemption premium paid in connection with the payoff of the Breakaway Term Loan and the write-off of unamortized debt issuance costs and estimated grant-date fair value of the Warrants.

Income tax provision was $154,799 for the nine months ended September 30, 2018, compared to $86,881 for the comparable prior-year period.  This change was primarily attributable to the increase in income before provision for income taxes, partially offset by a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2018	2017	2018	2017

Net income (loss)	$791,968	$(27,930)	$732,043	$54,578
Interest expense	206,425	432,466	819,837	1,316,045
Foreign currency exchange loss (gain)	22,095	(59,624)	542	(125,576)
Change in estimated fair value of warrant liability	—	86,308	—	409,717
Change in estimated fair value of interest rate swap liability	(48,528)	—	28,707	—
Loss on extinguishment of debt	1,765	—	1,349,271	—
Income tax provision	166,662	21,990	154,799	86,881
Depreciation and amortization	462,402	440,130	1,372,752	1,323,772
Share based compensation expense	192,998	384,925	550,588	553,313
Interest income	(343)	—	(974)	—
Adjusted EBITDA	$1,795,444	$1,278,265	$5,007,565	$3,618,730

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

As of September 30, 2018, we had total current assets of $8,948,806 and total assets of $20,144,560. This compares to $6,770,189 and $19,114,163, respectively, as of December 31, 2017. The increase in current assets as of September 30, 2018 was primarily due to an increase in cash, cash equivalents and restricted cash. Our total current liabilities as of September 30, 2018 were $4,376,583 and $4,869,335 as of December 31, 2017. This decrease was primarily driven by a decrease in accounts payable (mainly due to a January 2018 payment of $774,645 for license fees previously accrued at December 31, 2017) and income taxes payable (principally due to tax payments made during the nine months ended September 30, 2018).

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

At September 30, 2018, we do not have any available third-party lines or letters of credit or any written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions. In April 2018, we completed a refinancing transaction which provided us with a $1.0 million line of credit (borrowings on which may be restricted under certain circumstances).  See Note 10 to our condensed financial statements included in Item 1 of this report.

Our operating activities provided $2,806,957 in cash for the nine months ended September 30, 2018, compared to $2,235,840 for the three months ended September 30, 2017. The increase in operating cash flow was primarily due to the increase in net income.

Additionally, investing activities used cash of $100,098 for the nine months ended September 30, 2018, which was due to the acquisition of property and equipment.  Cash used in financing activities during the nine months ended September 30, 2018 was $1,066,324, which was primarily due to refinancing activities occurred on April 24, 2018 and principal payments towards long-term debt and capital leases.

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

Off balance sheet arrangements. As of September 30, 2018, there were no off balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018 our disclosure controls and procedures were effective.

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

In September 2018, we were served with a complaint by TMax regarding the TMAX Agreement.  The complaint, filed in the Eighth Judicial District Court in Clark County, Nevada, alleges that we breached the TMAX Agreement, among other allegations. We filed an answer denying the allegations and counterclaimed for breach of contract, Abuse of Process and Fraud in the Inducement, among other counterclaims.  We believe the TMax complaint lacks any merit and intend to aggressively pursue dismissal of the complaint while pursuing our counterclaims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2018, we issued 13,000 shares of our restricted common stock valued at $16,770 to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board, in consideration of their service on the Board during the three months ended September 30, 2018.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

Galaxy Gaming, Inc.

Date:	November 14, 2018

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 14, 2018

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)