Form 10-K
period 2018-12-31
Galaxy Gaming, Inc.
filed 2019-04-01
CIK 13156

@Jete062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the issuer has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter was $18,371,330. Shares of common stock held by each officer and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliation status is not a determination for other purposes.  The registrant has one class of securities, its common stock.

As of March 26, 2019, the registrant had 40,411,590 shares of common stock outstanding.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED December 31, 2018

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

PART I

ITEM 1. BUSINESS

BUSINESS

We are an established global gaming company specializing in the design, development, assembly, marketing and acquisition of proprietary casino table games, enhanced table systems, associated technology and platforms, expert consultation and other services.  Our products and services are designed to enhance the player’s experience and increase the profitability of our clients. Our clients include land-based and riverboat gaming companies located in North America, the Caribbean, Central America, the British Isles, Europe and Africa and cruise ship companies and legal internet gaming sites worldwide.

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

Products and Services

Casinos use our proprietary products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players.  We currently serve approximately 600 casinos that use our enhancements on approximately 7,000 gaming tables.  Additional information regarding our products and services may be found on our website, www.galaxygaming.com.  Information found on the website should not be considered part of this report.

Proprietary Table Games. Casinos use Proprietary Table Games in lieu of other games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability.  Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.”  Side Bets are proprietary features and wagering options typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games.  Examples of our Side Bets include Lucky Ladies, 21+3 and Bonus Craps.  Premium Games are unique stand-alone games with their own unique set of rules and strategies.  Examples of our Premium Games include High Card Flush, Three Card Poker and Texas Shootout.  Generally, Premium Games generate higher revenue per table placement than the Side Bet games.

Enhanced Table Systems.  Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security.  An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities.  This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms.  Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game.  The BJS system can also be used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos, which we refer to as our Inter-Casino Jackpot System.

Through August 2018, we had exclusive worldwide rights (excluding one international territory and two U.S. states) to the TableMAX e-Table system, a fully automated, dealer-less, multi-player electronic table game platform through an operating and license agreement executed in 2011 (the “TMAX Agreement”) with TableMAX Gaming, Inc. (“TMAX”). Effective December 29, 2017, we entered into a First Amendment to the TMAX Agreement (the First Amendment”) to, among other things, allow us to retain all net profits generated after the date of the First Amendment and terminate the TMAX Agreement effective upon December 31, 2018. The parties also executed a related settlement and release agreement (the “Settlement and Release Agreement”).  In January 2018, in connection with the First Amendment and the Settlement and Release Agreement, we paid $774,645 to an assignee of TMAX. In August 2018, the TMAX Agreement was terminated.

Significant 2018 Business Developments

On November 5, 2018, we issued a press release and filed a related Form 8-K announcing that (i) Robert B. Saucier submitted his resignation as a member of our Board effective immediately and his resignation as Executive Vice President of Business Development effective on December 31, 2018; and (ii) that we had retained Macquarie Capital (USA) Inc. (“Macquarie”) to assist us in evaluating strategic alternatives, including the potential sale of the shares of our common stock held by Triangulum Partners LLC (“Triangulum”), an entity controlled by Mr. Saucier. See “Note 15 – Subsequent Events” to our audited financial statements included in Item 8 “Financial Statements and Supplementary Data” for further details on 2019 developments related to the strategic alternatives.

Recurring Revenue and Gross Margins

A majority of our clients contract with us to use our products and services on a month-to-month basis with typically a 30 – 45 day termination notice requirement.  We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms.  Such recurring revenues accounted for over 99% of our total revenues in 2018 and generally have few direct costs thereby generating high gross profit margins.  We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this report.

STRATEGY

We believe that entertaining casino games enhance players’ experiences and generate brand loyalty, resulting in increased profits for our casino clients.  We continue to expand our product offering by focusing on innovative products and services.  As we continue to develop and enhance our brand and reputation, we anticipate adding new product lines and services that complement our overall strategy and enhance our market presence.

Our long-term business strategy focuses on increasing our value to casino clients by offering them enhanced services and support, and by producing innovative products and game play methodologies that their players enjoy.  We believe that by increasing the value of our products and services to clients, we can continue to build our recurring revenues in both existing and new markets.  To achieve this objective, we employ the following strategies:

•	Expand our portfolio of services, products and technologies;
•	Increase our per unit price point by leveraging our Enhanced Table Systems;
•	Expand the number of markets we serve.

Expand our portfolio of services, products and technologies.  Our strategy is to be an important vendor to casino operators by offering a complete and comprehensive portfolio of services, games, products, systems, technologies and methodologies for casino table games.  We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.

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

Expand the number of markets we serve. There are table games markets in North America that we do not serve or in which we cannot offer our full suite of products and services.  In general, this is because we are not licensed to serve casinos in that market or the license we have limits the products and services we can provide.  Consequently, we are seeking to increase the number of jurisdictions in which we are licensed and to upgrade those licenses that limit our product and service offering. We intend to expand in table games markets outside of North America.  Finally, we aim to expand by offering our products and services in markets beyond traditional table games.  To this end, we have been active in deploying our game content into the legal online gaming market as well as making our content available on electronic gaming machines.

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

SUPPLIERS

We obtain most of the parts for our products from third party suppliers, including both off-the-shelf items as well as components manufactured to our specifications.  We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products.  We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained and repairs are performed by our field service employees.  We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

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

We incurred $926,474 and $488,829 in research and development expenditures during 2018 and 2017, respectively. The increase in 2018 was primarily attributable to our increased focus on development of new products and services.

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

GOVERNMENT REGULATION

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products.  The development and distribution of casino games, gaming equipment, systems technology and related services, as well as the operation of casinos, are all subject to regulation by a variety of federal, state, international, tribal, and local agencies with the majority of oversight provided by individual state gaming control boards. While the regulatory requirements vary by jurisdiction, most require:

•	Findings of suitability for the company, individual officers, directors, key employees and major shareholders;
•	Documentation of qualification, including evidence of financial stability;
•	Specific product approvals for games and gaming equipment; and
•	Licenses, registrations and/or permits.

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

We also have authorizations with certain Native American tribes throughout the United States that have compacts with the states in which their tribal dominions are located or operate or propose to operate casinos.  These tribes generally require suppliers of gaming and gaming-related equipment to obtain authorizations.  Gaming on Native American lands within the United States is governed by the Federal Indian Gaming Regulatory Act of 1988 (“IGRA”) and specific tribal ordinances and regulations. Class III gaming (table games and slot machines, for example), as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission (“NIGC”) has oversight authority over gaming on Native American lands and generally monitors tribal gaming, including the establishment and enforcement of required minimum internal control standards. Each tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendor licensing, specific product approvals and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

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

We have obtained or applied for all required government licenses, permits, registrations, findings of suitability and approvals necessary to develop and distribute gaming products in all jurisdictions where we directly operate.  Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction. Additionally, in certain jurisdictions we license our products through distributors authorized to do business in those jurisdictions.

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

In the future, we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world.  However, we may be unable to obtain such necessary items, or if such items are obtained, may be revoked, suspended, or conditioned.  In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved.  If the necessary registrations are not sought after or the required approvals not received, we may be prohibited from selling our products in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

EMPLOYEES

We have 40 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel.  As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6767 Spencer Street, Las Vegas, Nevada, where we currently occupy approximately 24,000 square feet of combined office and warehouse space and pay approximately $19,000 in monthly rent to a third party pursuant to a lease entered into effective in 2014. We also maintain a small warehouse and service facility in Kent, Washington and a small office in Richland, Washington.  See Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Data” for further details.

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

	2018		2017
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	1.20	1.00	0.67	0.52
June 30,	1.39	0.89	0.78	0.59
September 30,	1.33	1.14	1.17	0.70
December 31,	1.48	1.14	1.44	1.05

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

HOLDERS OF OUR COMMON STOCK

As of March 26, 2019, we had 40,411,590 shares of our common stock issued and outstanding and 48 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). During the three months ended December 31, 2018, we issued 13,000 restricted shares of our common stock valued at $18,330, to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board of Directors (the “Board”), In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2018 and 2017. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on the casino floor and legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming sites.  Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Results of operations for the years ended December 31, 2018 and 2017. For the year ended December 31, 2018, we generated gross revenues of $18,560,668 compared to $14,855,576 in 2017, representing an increase of $3,705,092, or 24.9%. This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) internet-based gaming activities; (iii) Premium Games such as Heads Up Hold ’em, High Card Flush, and Player’s Edge, which command a higher price point per unit. In addition, the adoption of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”) resulted in $986,637 of additional revenue and distributor expense for the year ended December 31, 2018, whereas distributor expense was offset against related revenue in the prior years. Since we elected to adopt ASC 606 using the modified retrospective approach, no changes were made to our previously issued financial statements, including the statement of operations for the year ended December 31, 2017. Excluding the impact of the adoption of ASC 606, gross revenue for the year ended December 31, 2018 would have been $17,574,031, an increase of 18.3% over the prior year.

Selling, general and administrative expenses were $10,903,623 in 2018 compared to $9,057,025 in 2017, representing an increase of $1,846,598, or 20.4%. Excluding the impact of the adoption of ASC 606, selling, general and administrative expenses for the year ended December 31, 2018 would have been $9,916,986, an increase of 9.5% over the prior year. This increase was primarily due to higher compensation and related expense as a result of higher revenue and our continued investment in personnel and attract new talent.

Research and development expenses were $926,474 in 2018 compared to $488,829 in 2017.  This increase was primarily due to increased costs associated with testing our products currently in development.

Income from operations increased $1,468,223, or 58.6%, to $3,971,847 in 2018 compared to $2,503,624 in 2017. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative and research and development expenses.

Total interest expense decreased $697,095, or 41.1% to $999,642 for 2018 compared to $1,696,737 in 2017. The decrease was mainly attributable to a lower interest rate on the NSB Term Loan and the NSB Revolver as compared to the Breakaway Term Loan previously entered into with Breakaway Capital Management, LLC in August 2016 and paid off on April 25, 2018 (the “Breakaway Term Loan”) and a reduction in the interest rate on the Breakaway Term Loan between October 1, 2017 and April 24, 2018 due to the achievement of a specified leverage ratio.

Loss on extinguishment of debt was $1,349,271 in 2018 as a result of an early redemption premium paid in connection with the payoff of the Breakaway Term Loan and the write-off of unamortized debt issuance costs previously issued in connection with the Breakaway Term Loan.

In 2018, there was no change in estimated fair value of the warrants issued in connection with the Breakaway Term Loan (the “Warrants”), as compared to other expense of $409,717 in 2017. The Warrants were repurchased on April 24, 2018 in connection with the payoff of the Breakaway Term Loan.

The income tax provision was $196,798 in 2018 compared to $564,573 in 2017.  This decrease was primarily attributable to (1) a reduction in the federal statutory rate as a result of the Tax Cuts and Jobs Act signed in December 2017; (2) a reduction in unfavorable permanent book-to-tax difference generated by changes in the estimated fair value of the warrant liability for the year ended December 31, 2017. There were no changes in the estimated fair value of the warrant liability for the year ended December 31, 2018; The decreases were partially offset by (3) the increase in income before provision for income taxes.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, foreign currency exchange loss (gain), change in estimated fair value of warrant liability, change in estimated fair value of interest rate swap liability, and other non-recurring losses and non-cash charges. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income(loss) to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2018	2017
Net income (loss)	$1,217,879	$(11,423)
Interest income	(1,504)	(188)
Interest expense	999,642	1,696,737
Provision for income taxes	196,798	564,573
Depreciation and amortization	1,839,594	1,766,541
Share based compensation expense	776,354	813,480
Loss on extinguishment of debt	1,349,271	—
Foreign currency exchange loss (gain)	56,080	(155,792)
Change in estimated fair value of warrant liability	—	409,717
Change in estimated fair value of interest rate swap liability	96,181	—
Other non-recurring expenses	57,500	—
Adjusted EBITDA	$6,587,795	$5,083,645

Liquidity and capital resources. We intend to fund our continuing operations through increased sales and cash flow. However, the issuance of debt or equity financing arrangements may be required to fund future expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be negatively affected. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

As of December 31, 2018, we had total current assets of $10,206,844 and total assets of $21,193,725. This compares to $6,770,189 and $19,114,163, respectively, as of December 31, 2017. The increase in current assets as of December 31, 2018 was primarily attributable to an increase in cash and cash equivalents, accounts receivable, net and prepaid expense and other assets. Cash increased primarily due to cash flows from operating activities generated during 2018.  Our total current liabilities increased slightly from $4,869,335 as of December 31, 2017 to $4,990,615 as of December 31, 2018. Our business model continues to be profitable and we have sufficient working capital and other options to ensure we are able to meet our short-term and long-term obligations.  At December 31, 2018, we had $1.0 million available under the NSB Revolver. However, we do not have any letters of credit or written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

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

Our operating activities provided $4,292,625 in cash for the year ended December 31, 2018, compared to $2,836,351 for the year ended December 31, 2017. The increase in operating cash flow was primarily due to (1) increases in net income and (2) increases in non-cash addbacks mostly due to loss on extinguishment of debt recorded in 2018, partially offset by lower addback in connection with change in estimated fair value of warrant liability in 2018, as compared to 2017.

Additionally, investing activities used cash of $102,841 for the year December 31, 2018, compared to $100,617 for the year ended December 31, 2017.

Cash used in financing activities during the year ended December 31, 2018 was $1,440,272 compared to $1,664,445 for the year ended December 31, 2017.  Cash used in financing activities consisted of principal payments towards long-term debt and capital leases and payments of debt issuance costs, partially offset by proceeds from debt issued and the proceeds received from stock option exercises.

Furthermore, we transferred $298,826 and $282,797 from inventory to assets deployed at client locations for the year ended December 31, 2018 and December 31, 2017, respectively.  These amounts represent the value of our enhanced table systems that were newly installed at our casino clients’ premises during the years presented but are not reflected as cash flows used in investing activities.

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

Off balance sheet arrangements. As of December 31, 2018, there were no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Galaxy Gaming, Inc. Las Vegas, Nevada

Opinion on the Financial Statements.  We have audited the accompanying balance sheets of Galaxy Gaming, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2018, and the notes to the financial statements (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle.  As discussed in Note 3, on January 1, 2018, the Company adopted of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective transition method.

Basis for Opinion.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the United States. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2016.

/s/ Piercy Bowler Taylor & Kern Piercy Bowler Taylor & Kern Certified Public Accountants Las Vegas, Nevada March 29, 2019

GALAXY GAMING, INC.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

ASSETS	2018	2017
Current assets:
Cash, cash equivalents and restricted cash	$6,311,563	$3,581,209
Accounts receivable, net of allowance for bad debts of $54,136 and $32,993, respectively	2,849,861	2,301,752
Inventory, net	531,814	524,126
Prepaid expense and other	513,606	363,102
Total current assets	10,206,844	6,770,189
Property and equipment, net	199,585	263,867
Assets deployed at client locations, net	471,562	373,650
Goodwill and other intangible assets, net	9,981,252	11,452,809
Deferred tax assets, net	334,482	230,648
Other assets, net	—	23,000
Total assets	$21,193,725	$19,114,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681,936	$1,035,383
Accrued expenses	1,295,570	887,796
Income taxes payable	82,091	519,610
Revenue contract liability	1,438,492	1,083,639
Deferred rent, current portion	14,025	23,679
Current portion of long-term debt and capital lease obligations	1,471,046	1,195,787
Other current liabilities	7,455	123,441
Total current liabilities	4,990,615	4,869,335
Deferred rent, net	—	14,025
Capital lease obligations, net	—	14,217
Common stock warrant liability	—	1,333,333
Interest rate swap liability	96,181	—
Long-term debt, net	8,649,828	7,420,385
Total liabilities	13,736,624	13,651,295
Commitments and Contingencies (See Note 10)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 39,921,591 and 39,565,591 shares issued and outstanding, respectively	39,922	39,566
Additional paid-in capital	4,733,701	3,957,703
Accumulated earnings	2,683,478	1,465,599
Total stockholders’ equity	7,457,101	5,462,868
Total liabilities and stockholders’ equity	$21,193,725	$19,114,163

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Revenue:
Product leases and royalties	$18,559,720	$14,845,926
Product sales and service	948	9,650
Total revenue	18,560,668	14,855,576
Costs and expenses:
Cost of ancillary products and assembled components	142,776	226,077
Selling, general and administrative	10,903,623	9,057,025
Research and development	926,474	488,829
Depreciation and amortization	1,839,594	1,766,541
Share-based compensation	776,354	813,480
Total costs and expenses	14,588,821	12,351,952
Income from operations	3,971,847	2,503,624
Other income (expense):
Interest expense	(999,642)	(1,696,737)
Foreign currency exchange (loss) gain	(56,080)	155,792
Change in estimated fair value of warrant liability	—	(409,717)
Change in estimated fair value of interest rate swap liability	(96,181)	—
Loss on extinguishment of debt	(1,349,271)	—
Interest income	1,504	188
Other non-recurring expense	(57,500)	—
Total other expense	(2,557,170)	(1,950,474)
Income before provision for income taxes	1,414,677	553,150
Provision for income taxes	(196,798)	(564,573)
Net income (loss)	$1,217,879	$(11,423)
Net income (loss) per share, basic	$0.03	$(0.00)
Net income (loss) per share, diluted	$0.03	$(0.00)
Weighted-average shares outstanding:
Basic	39,824,772	39,418,194
Diluted	41,202,480	39,418,194

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid in		Total Shareholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Beginning balance, January 1, 2017	39,315,591	$39,316	$3,109,473	$1,477,022	$4,625,811
Net loss	—	—	—	(11,423)	(11,423)
Share based compensation expense	250,000	250	848,230	—	848,480
Balance, December 31, 2017	39,565,591	39,566	3,957,703	1,465,599	5,462,868
Net income	—	—	—	1,217,879	1,217,879
Share based compensation expense	356,000	356	775,998	—	776,354
Balance, December 31, 2018	39,921,591	$39,922	$4,733,701	$2,683,478	$7,457,101

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,217,879	$(11,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,839,594	1,766,541
Amortization of debt issuance costs and debt discount	129,900	291,500
Bad debt expense	39,894	8,060
Inventory reserve	175,348	68,501
Loss on extinguishment of debt	1,349,271	—
Change in estimated fair value of warrant liability	—	409,717
Change in estimated fair value of interest rate swap liability	96,181	—
Deferred income tax (benefit) provision	(103,834)	136,409
Share-based compensation	776,354	813,480
Unrealized currency foreign exchange loss (gain) on cash, cash equivalents and restricted cash	19,158	(120,582)
Changes in operating assets and liabilities:
Accounts receivable	(588,003)	(172,567)
Inventory	(481,861)	(448,319)
Prepaid expenses and other current assets	(9,252)	(76,435)
Accounts payable	(353,447)	573,470
Income tax payable	(437,519)	(266,820)
Accrued expenses	407,774	(221,632)
Revenue contract liability	354,853	68,908
Other current liabilities	(115,986)	32,481
Deferred rent	(23,679)	(14,938)
Net cash provided by operating activities	4,292,625	2,836,351
Cash flows from investing activities:
Investment in intangible assets	(33,048)	(43,917)
Acquisition of property and equipment	(69,793)	(56,700)
Net cash used in investing activities	(102,841)	(100,617)
Cash flows from financing activities:
Proceeds from debt issued	11,098,986	—
Proceeds from stock option exercises	—	35,000
Payments of debt issuance costs	(136,163)	(17,091)
Payment of warrant liability	(1,333,333)	—
Principal payments on capital lease obligations	(32,780)	(31,006)
Principal payments on long-term debt	(10,662,482)	(1,651,348)
Payments of long-term debt redemption premium	(374,500)	—
Net cash used in financing activities	(1,440,272)	(1,664,445)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,158)	120,582
Net increase in cash, cash equivalents and restricted cash	2,730,354	1,191,871
Cash, cash equivalents and restricted cash – beginning of period	3,581,209	2,389,338
Cash, cash equivalents and restricted cash – end of period	$6,311,563	$3,581,209
Supplemental cash flow information:
Cash paid for interest	$816,636	$1,407,840
Inventory transferred to assets deployed at client locations	$298,826	$282,797
Cash paid for income taxes	$794,890	$671,615

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, assembly, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players.  We market our products and services to land-based and riverboat gaming companies located in North America, the Caribbean, Central America, the British Isles, Europe and Africa and to cruise ship companies and internet gaming sites worldwide.

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

Cash, cash equivalents and restricted cash. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents. Our cash in bank balances are deposited in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses and we believe the risk of future loss is negligible. Through August 2018, we maintained a reserve in a restricted bank account for the purpose of funding payments to winners of our jackpots. At December 31, 2018, no funds remained in the restricted bank account due to the termination of the contract between us and the casino operator where the jackpots were offered.

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components to support our Enhanced Table Systems (Note 4) and we maintain inventory levels based on historical and industry trends.  We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand.  Inventory is valued at the lower of net realizable value or cost, which is determined by the average cost method.

Assets deployed at client locations, net. Our Enhanced Table Systems are assembled by us and accounted for as inventory until deployed at our casino clients’ premises (Note 6).  Once deployed and placed into service at client locations, the assets are transferred from inventory and reported as assets deployed at client locations.  These assets are stated at cost, net of accumulated depreciation. Depreciation on assets deployed at client locations is calculated using the straight-line method over a three-year period.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. This guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. We early adopted this guidance for the annual test performed for the year ended December 31, 2018 and the adoption did not have any impact on our financial statements.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives:

Patents	52 -240 months
Client relationships	264 months
Trademarks	132 - 360 months
Non-compete agreements	108 months
Internally-developed software	36 months

Other intangible assets (Note 7) are analyzed for potential impairment at least annually, or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds their fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. There were no events or changes in circumstances that would indicate a possible impairment as of December 31, 2018.

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

The estimated fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair value of our long-term debt and capital lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of December 31, 2018, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

Leases.  We recognize rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the applicable lease term.  The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent.  In April 2014, the landlord of our corporate headquarters financed leasehold improvements in the amount of $150,000, which have been recorded as a capital lease and amortized over the initial term of the lease (Note 9).  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was adopted by us effective January 1, 2019.  See “new accounting standards not yet adopted” section below for more detail on the adoption.

Revenue recognition.  In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), which is a comprehensive new revenue recognition standard that superseded virtually all existing revenue guidance, including industry-specific guidance. We adopted ASC 606 on January 1, 2018 (see “recently adopted accounting standards” section below and Note 3).

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

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions.  We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets.  Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2018 and 2017, we did not record a valuation allowance.

In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.  We recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on an evaluation of the technical merits of the position, which requires a significant degree of judgment (Note 13).

Net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares issued and outstanding during the year. Diluted net income per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options, restricted stock and warrants, if applicable, during the year, using the treasury stock method. The effect of outstanding stock options, restricted stock and warrants is excluded from the computation of net loss per share for the year ended December 31, 2017, as the effect is anti-dilutive.

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

Recently adopted accounting standards

Revenue Recognition.  Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach (reporting the cumulative effect as of the date of adoption).  Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services.  ASC 606 creates a five-step model that generally requires companies to use more judgment and make more estimates than under the previous guidance when considering the terms of contracts along with all relevant facts and circumstances.  These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. See Note 3 for further detail.

Restricted Cash. Effective January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires amounts generally described as restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted this guidance on a retrospective basis, which resulted in the inclusion of restricted cash within cash and cash equivalents on our balance sheets and statements of cash flows. Such restricted cash represented reserves set side in a restricted bank account in accordance with the requirements of gaming regulations for the purpose of funding payments to winners of jackpots at one of our client locations and was $95,062 at December 31, 2017. At December 31, 2018, no funds remained in the restricted bank account due to the termination of contract between us and this client location. Cash flows from operating activities for the year ended December 31, 2017 increased by $10,485 as a result of the adoption of this guidance.

Stock Compensation.  Effective January 1, 2018, we adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The adoption did not have a material impact on our financial statements.

New accounting standards not yet adopted as of December 31, 2018

Leases.  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with earlier adoption permitted.  We have adopted the new standard effective January 1, 2019, using the required modified retrospective transition approach and recognized approximately $0.2 million of our operating leases as right-of-use assets and operating lease liabilities on our balance sheets upon adoption.  The adoption has increased our total assets and liabilities as of January 1, 2019, and will result in higher amortization expense of right-of-use assets and lower rent expense for the year ended December 31, 2019 and thereafter. Lessor accounting related to our enhanced table system remains unchanged.

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

NOTE 3. REVENUE RECOGNITION

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606 and applied it to all contracts using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not and will not be adjusted and continue to be reported in accordance with our historical accounting treatment under ASC 605, Revenue Recognition.

The adoption of ASC 606 had the following impact on our balance sheet and statement of operations:

•

We reported higher product leases and royalty revenue and selling, general and administrative expense for the year ended December 31, 2018 as a result of the assessment of our distributor relationships.  We have entered into agreements with certain distributors in Europe, which sublicense our intellectual property to gaming establishments in Europe. We have historically recorded product lease and loyalty revenue net of the related distributor fees paid. However, after applying principal vs. agent considerations to these distributor relationships in accordance with ASC 606, we have determined that revenues earned from gaming establishments in Europe should now be recorded as gross revenue and fees earned by such distributors should be recorded as selling, general and administrative expenses as we had control of the sub-licensed intellectual property prior to the licensing of such intellectual property to the gaming establishments; and

•

Prepayments from customers in advance of the period that the revenue is recognized were historically recorded under the caption “deferred revenue” in the accompanying balance sheet. This caption has now been renamed “revenue contract liability” in accordance with the requirements of ASC 606.

For the year ended December 31, 2018, the adoption of ASC 606 had the following impact on our statement of operations:

	Year ended December 31, 2018
	As reported	Balance without the adoption of ASC 606	Impact of the adoption
Product leases and royalties	$18,559,720	$17,573,083	$986,637
Selling, general and administrative expense	$10,903,623	$9,916,986	$986,637

Revenue Recognition

We generate revenue primarily from the licensing of our intellectual property. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our equipment.

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

Some of our intellectual property requires the installation of certain equipment and both the intellectual property and the related equipment are licensed in one bundled package. However, we have determined that the equipment is not distinct from the intellectual property and, therefore, we have only one performance obligation. As a result, the allocation of the transaction price to different performance obligations is not necessary.

Product Sales.  Occasionally, we sell certain incidental products or receive reimbursement of our equipment after the commencement of the new license agreement. Revenue from such sales is recognized as a separate performance obligation when we ship the items.

Disaggregation of Revenue.  The following table disaggregates our revenue by major source for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Table games	$18,156,281	$14,404,275
Other	404,387	451,301
Total revenue	$18,560,668	$14,855,576

The following table disaggregates our revenue by geographic location for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
North America and Caribbean	$14,275,967	$12,121,327
Europe	4,284,701	2,734,249
Total revenue	$18,560,668	$14,855,576

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

The table below summarizes changes in the revenue contract liability during year ended December 31, 2018:

Revenue Contract liability
Beginning balance – January 1, 2018	$1,083,639
Increase (advanced billings)	14,127,961
Decrease (revenue recognition)	(13,773,108)
Ending balance – December 31, 2018	$1,438,492

Revenue recognized during the year ended December 31, 2018 that was included in the beginning balance of revenue contract liability above was $1,083,639.

NOTE 4. INVENTORY

Inventory, net consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Raw materials and component parts	$267,517	$235,673
Finished goods	306,335	318,453
Inventory, gross	573,852	554,126
Less: inventory reserve	(42,038)	(30,000)
Inventory, net	$531,814	$524,126

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at December 31, 2018 and 2017:

	2018	2017
Furniture and fixtures	$312,640	$280,694
Automotive vehicles	215,127	215,127
Leasehold improvements	156,843	156,843
Computer equipment	159,838	121,992
Office equipment	53,484	53,483
Property and equipment, gross	897,932	828,139
Less: accumulated depreciation	(698,347)	(564,272)
Property and equipment, net	$199,585	$263,867

Property and equipment, net included $156,843 of leasehold improvements acquired under capital leases as of December 31, 2018 and 2017.  Accumulated depreciation of assets acquired under capital leases (Note 9) totaled $142,557 and $113,035 at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, depreciation expense related to property and equipment was $134,075 and $149,085, respectively.

NOTE 6. Assets deployed at client locations, net

Assets deployed at client locations, net consisted of the following at December 31, 2018 and 2017:

	2018	2017
Enhanced table systems	$946,237	$638,981
Less: accumulated depreciation	(474,675)	(265,331)
Assets deployed at client location, net	$471,562	$373,650

For the years ended December 31, 2018 and 2017, depreciation expense related to assets deployed at client locations, net was $200,914 and $121,278, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and finite-lived Intangible assets, net consisted of the following at December 31, 2018 and 2017:

	2018	2017
Goodwill	$1,091,000	$1,091,000
Other intangible assets:
Patents	13,485,000	13,475,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	126,015	102,968
Other intangible assets, gross	20,551,982	20,518,935
Less: accumulated amortization	(11,661,730)	(10,157,126)
Other intangible assets, net	8,890,252	10,361,809
Goodwill and other intangible assets, net	$9,981,252	$11,452,809

For the years ended December 31, 2018 and 2017, amortization expense related to the finite-lived intangible assets was $1,504,605 and $1,496,177 respectively.

Estimated amortization expense to be recorded for the twelve months ending 2019 through 2023 and thereafter are as follows:

December 31,	Total
2019	$1,508,864
2020	1,464,789
2021	1,399,287
2022	1,108,412
2023	252,930
Thereafter	3,155,970
Total amortization	$8,890,252

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2018 and 2017:

	2018	2017
Payroll and related	$1,136,808	$712,584
Professional fees	23,135	63,488
Commissions and royalties	113,462	65,380
Other	22,165	46,344
Total accrued expenses	$1,295,570	$887,796

NOTE 9. CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following at December 31, 2018 and 2017:

	2018	2017
Capital lease obligation	$14,198	$47,002
Less: Current portion	(14,198)	(32,785)
Total capital lease obligations – long-term	$—	$14,217

The capital leases consist of leasehold improvements located at our corporate headquarters in Las Vegas, Nevada.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2018 and 2017:

	2018	2017
Nevada State Bank Term Loan and Revolver	$10,042,400	$—
Breakaway Term Loan	—	9,450,000
Equipment notes payable	85,043	124,311
Insurance notes payable	73,794	73,734
Long-term debt, gross	10,201,237	9,648,045
Less:
Unamortized debt issuance costs	(94,562)	(480,397)
Warrants issued	—	(584,261)
Long-term debt, net	10,106,675	8,583,387
Less: Current portion	(1,456,847)	(1,163,002)
Long-term debt, net	$8,649,828	$7,420,385

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

Effective May 1, 2018, we entered into an interest rate swap agreement with an affiliate of NSB (the “Swap Agreement”) to lock the interest rate on the NSB Term Loan at 6.43% (assuming a Leverage Ratio less than 2.0) for three years. The notional amount of the Swap Agreement is initially $10.9 million but will decrease over time as a result of the anticipated principal paydowns.

The NSB Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature.  In particular, we are required to maintain a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the NSB Credit Agreement) of 1.25 and a maximum Leverage Ratio of 3.00.  The NSB Credit Agreement allows us to make share repurchases and to incur up to an additional $1.0 million of unsecured indebtedness provided that we are in compliance with the covenants in the NSB Credit Agreement on a pro forma basis. We were in compliance with the financial covenants of the NSB Credit Agreement as of December 31, 2018.

Upon execution of the NSB Credit Agreement, we borrowed $11.0 million under the NSB Term Loan and $0.1 million under the NSB Revolver. Borrowings under the NSB Revolver were repaid in full in July 2018 and $1.0 million was available at December 31, 2018 and the filing date of this Annual Report on Form 10-K.

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

As of December 31, 2018, maturities of our long-term debt obligations are as follows:

December 31,	Total
2019	$1,456,847
2020	1,456,633
2121	1,555,157
2022	1,637,700
2023	4,094,900
Total long-term debt	10,201,237
Less:
Unamortized debt issuance costs	(94,562)
Long-term debt, net	$10,106,675

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with two clients who represent a significant portion of total revenues. As of December 31, 2018 and 2017, we had the following client revenue concentrations:

	Location	2018 Revenue	2017 Revenue	Accounts Receivable December 31, 2018	Accounts Receivable December 31, 2017
Client A	North America	10.8%	13.3%	$207,343	$161,352
Client B	Europe	10.2%	4.8%	$156,478	$53,274

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

Total rent expense was $299,519 and $292,227 for the year ended December 31, 2018 and 2017, respectively.

In January 2019, we entered into a first amendment to the Spencer Lease to extend the lease expiration date to December 31, 2019. The amendment requires monthly base rent payments of $20,508 between July 1, 2019 and December 31, 2019.

Estimated future minimum operating lease payment obligations on the Spencer Lease total $242,508, which are based upon the terms of our operating leases through the filing date of this report and are all due within the twelve months ending December 31, 2018.

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

In September 2018, we were served with a complaint by TMAX regarding the TMAX Agreement.  The complaint, filed in the Eighth Judicial District Court in Clark County, Nevada, alleges that we breached the TMAX Agreement, among other allegations. We filed an answer denying the allegations and counterclaiming for breach of contract, abuse of process and fraud in the inducement, among other counterclaims.  We also filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims.  Pursuant to a motion to dismiss brought by the co-defendant and former CEO of TMAX, the suit has been dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge.  We will move to strike the late filing if TMAX attempts to file an untimely amended complaint.

Uncertain tax positions. As further discussed in Note 13, in accordance with ASC 740, we have recorded a liability of $29,124 related to a potentially uncertain tax position as of December 31, 2018.  However, due to the inherent uncertainty of the underlying tax positions, it is not possible to forecast the payment of this liability to any particular year.

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

During the year ended December 31, 2018, we issued 52,000 restricted shares of our common stock (13,000 shares in quarterly installments) valued at $64,220, to each of Messrs. Norm DesRosiers, Bryan Waters and William Zender, in consideration of their service on the Board.  These shares vested immediately on the grant date.

On April 24, 2018, our Board authorized the repurchase of shares of our common stock in an amount not to exceed $1.0 million. Such repurchases may be made from time to time based on market conditions and may be completed in the open market or in privately-negotiated transactions. Repurchase transactions will be executed only when we believe that we will remain in compliance with the covenants of the NSB Credit Agreement.  Finally, execution of share repurchases may require regulatory approval in one or more jurisdictions. We have not repurchased any of our common stock as of December 31, 2018.

NOTE 13. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Current:
Federal	$258,617	$420,967
State	42,015	7,197
Total current	300,632	428,164
Deferred:
Federal	(89,983)	145,602
State	(13,851)	(9,193)
Total deferred	(103,834)	136,409
Provision for income taxes	$196,798	$564,573

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2018 and 2017:

	2018	2017
Tax provision computed at the federal statutory rate	$297,082	$188,072
State income tax, net of federal benefit	24,981	(523)
Permanent items	34,084	163,388
Credits	(103,572)	(52,285)
True ups and rounding	4,624	145,121
Change in federal statutory rate, net of benefit	(45,037)	132,377
Uncertain tax positions	(15,364)	(11,577)
Provision for income taxes	$196,798	$564,573

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2018 and 2017:

	2018	2017
Deferred Tax Assets:
Intangible assets	$143,332	$135,068
Accruals and reserves	53,802	22,678
Other	307,687	177,681
Total deferred tax assets	504,821	335,427

Deferred Tax Liabilities:
Basis difference in fixed assets	(128,723)	(104,779)
Other	(41,616)	—
Total deferred tax liabilities	(170,339)	(104,779)

Net deferred tax assets	$334,482	$230,648

In accordance with ASC 740, we considered the need for a valuation allowance against the net deferred tax assets at December 31, 2018 and determined that, based upon available evidence, it is more likely than not that certain of our deferred tax assets will be realized and, as such, have not recorded any valuation allowance.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of accrued expenses in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2018 and 2017:

	2018	2017
Beginning balance:	$44,488	$56,886
Increases related to tax positions taken during the current year	19,765	5,229
Decreases related to expiration of statute of limitations	(35,129)	(16,806)
Other adjustments	—	(821)
Ending Balance:	$29,124	$44,488

Our total liability for unrecognized gross tax benefits was $29,124 as of December 31, 2018, which, if ultimately recognized, would impact the effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2015 and thereafter.  For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2015 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2018 and 2017, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2018 and 2017 as such amounts would be immaterial, if any.

As of December 31, 2018, we expected to use our foreign tax credits of $76,125 to offset federal income tax owed in 2018.

NOTE 14. STOCK OPTIONS AND WARRANTS

On May 10, 2018, the Board ratified and confirmed the 2014 Plan. The 2014 Plan is a broad-based plan under which 5,550,750 shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of December 31, 2018, 698,501 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. For the years ended December 31, 2018 and 2017, we issued options to purchase 745,000 and 1,465,000 shares of our common stock, respectively, to members of our Board, employees and independent contractors.  The stock options generally have a contractual term of five years. The stock options issued to employees generally require continuous employment through vesting dates, while those issued to members of our Board generally vest immediately on the grant date.

On May 1, 2017, in connection with an employment agreement entered into between us and Mr. Hagerty (“the “Hagerty Employment Agreement”), Mr. Hagerty was granted options to purchase 400,000 shares of our Common Stock at an exercise price per share of $0.60. 25% of the options vested immediately on May 1, 2017 and the remainder vests equally on the next three anniversaries from the grant date.

On July 26, 2017, in connection with the Cravens Employment Agreement, Mr. Cravens was granted options to purchase up to 450,000 shares of our common stock at an exercise price per share of $0.76. 25% of the options vested immediately on May 1, 2017 and the remainder vests equally on the next three anniversaries from August 1, 2017.  Provided that Mr. Cravens is a full-time employee on August 1, 2020, we agreed to grant to Mr. Cravens an option to purchase an additional 150,000 shares of our common stock (the “2020 Option”) with a strike price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter), which option will vest on August 1, 2020 (or the nearest trading date thereafter).  On February 21, 2019, the exercise price of the 2020 Option was set at $1.90 per share in accordance with Amendment #1 to the Cravens Employment Agreement (Note 15).

On October 12, 2018, Mr. Cravens and Mr. Hagerty were granted options to purchase up to 250,000 and 180,000 shares of our common stocks at an exercise price of $1.1875. These options vest equally over the next three anniversaries from the grant date.

The fair value of stock options granted in 2018 and 2017 was $517,922 and $710,368, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options issued 2018	Options issued 2017
Dividend yield	0%	0%
Expected volatility	73% - 78%	78% - 87%
Risk free interest rate	2.46% - 3.00%	1.73% - 2.20%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2017	2,811,250	$0.54	$1,849,517	3.65
Issued	745,000	$1.11	—	—
Exercised	—	—	—	—
Forfeited	(60,000)	$0.50	—	—
Outstanding – December 31, 2018	3,496,250	$0.66	$2,608,329	3.04
Exercisable – December 31, 2018	2,334,584	$0.52	$2,071,980	2.48

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2017	825,557	$0.63	$467,379	4.27
Granted	745,000	1.11	—	—
Vested	(348,891)	0.63	—	—
Forfeited	(60,000)	0.50	—	—
Unvested – December 31, 2018	1,161,666	$0.95	$535,475	4.15

As of December 31, 2018, our unrecognized share-based compensation expense associated with the stock options issued was $560,821, which will be amortized over a weighted-average of 2.31 years.

The cost of all stock options and stock grants issued have been classified as share-based compensation on the statement of operations for the years ended December 31, 2018 and 2017.  Total share-based compensation was $776,354 and $813,480 for the years ended December 31, 2018 and 2017, respectively.

Warrants.  On August 29, 2016, in connection with the Term Loan agreement, we issued the Warrants to purchase 1,965,780 shares of common stock at an initial exercise price of $0.30 per share to the Term Loan lenders. On April 24, 2018, we paid $1,333,333 to redeem the Warrants in full upon extinguishment of the Breakaway Term Loan (Note 10).

NOTE 15. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the consolidated financial statements.   There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the year ended December 31, 2018, except as follows:

On February 21, 2019, we entered into Amendment #1 to the Cravens Employment Agreement.  Among other things, Amendment #1 provided (i) that any severance payments due to Mr. Cravens under the Cravens Employment Agreement be paid as a lump sum; (ii) that continuation of his medical and health insurance payments after termination be at our expense; (iii) that the 2020 Option vest in full in the event of termination following a change of control; and (iv) that the exercise price of the 2020 Option be set at $1.90 per share.

Also on February 21, 2019, we entered into Amendment #2 to the Hagerty Employment Agreement.  Among other things, Amendment #2 provided (i) that any severance payments due to Mr. Hagerty under the Hagerty Employment Agreement be paid as a lump sum; and (ii) that continuation of his medical and health insurance payments after termination be at our expense.

On March 14, 2019, we issued a press release announcing the completion of our previously-disclosed strategic alternatives review. After a thorough evaluation of a range of strategic alternatives, including a sale of the company, we have decided to continue on our existing plan of product line and geographic expansions as an independent company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our current directors and executive officers and their ages.

Name	Age	Office(s) held	Years in Position/Date of Appointment or Commencement
Todd P. Cravens	46	President and Chief Executive Officer	1 year/July 24, 2017
Harry C. Hagerty	58	Chief Financial Officer, Secretary and Treasurer	1 year/May 1, 2017
Mark A. Lipparelli	53	Chairman of the Board	1 year/July 26, 2017
Norm DesRosiers	69	Director	5 years/March 1, 2014
William A. Zender	63	Director	4 years/May 1, 2014
Bryan W. Waters	56	Director	3 years/April 1, 2015

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

Norm DesRosiers is a Director. A veteran of the U.S. Army, Mr. DesRosiers earned a Bachelor’s Degree in Law and Justice from Central Washington State University in 1975. For the period of 1970 to 1979, Mr. DesRosiers served as a Law Enforcement Sergeant with the Lynnwood, WA Police Department. For the period of 1980 to 1992, Mr. DesRosiers held several positions with Boeing Commercial Aircraft Company. During that period, he also spent several years operating his own private investigation firm. In 1993, Mr. DesRosiers joined the Fort McDowell Gaming Commission in Arizona, enforcing gaming regulatory compliance. In 1994, he joined the San Carlos Apache Tribal Gaming Commission in Arizona as Executive Director, during which time his organization was recognized as a model regulatory agency. In 1998, Mr. DesRosiers became a Commissioner with Viejas Gaming Commission in California, where he wrote ordinances and gaming commission regulations. In 2007, he was appointed by the U.S. Secretary of the Interior to serve on a three-member commission for the National Indian Gaming Commission (NIGC) located in Washington D.C. Most recently in 2010, Mr. DesRosiers joined the San Manuel Tribal Gaming Commission in California as Executive Director, and was appointed as Commissioner seven months later. His credentials include serving on the Federal Advisory Committee to the National Indian Gaming Commission for the Development of Environmental, Health and Safety Regulations for Tribal Gaming facilities (2001). He also has written the first technical standards for gaming devices to be adopted in the State of California and has published numerous articles on tribal gaming regulatory subjects. Among other qualifications, Mr. DesRosiers brings to the Board extensive gaming industry experience from industry regulatory organizations.

William A. Zender is a Director.  A graduate of the University of Nevada at Las Vegas, Mr. Zender earned a Bachelor’s Degree in Hotel Administration in 1976 and a Master’s Degree in Business from the University of Phoenix in 2004.  For the period of 1979 to 1981, Mr. Zender became an Enforcement Agent with the Nevada Gaming Control Board.  In 1982, Mr. Zender performed various consulting services and continued such consulting through various times during his career.  In 1988, Mr. Zender became the Asian Games Manager at the famous Desert Inn Casino in Las Vegas until 1989 when he became the Casino Manager for the Maxim Hotel and Casino, also in Las Vegas.  In 1991, Mr. Zender was the Games Manager at Artichoke Joe’s Casino in San Bruno, California.  Mr. Zender was the Vice President and Owner of the Aladdin Hotel and Casino from 1992 to 1997.  In 2005, Mr. Zender became Consultant and Owner of Last Resort Consulting until 2007 at which time he began performing consulting services full time through Bill Zender and Associates, LLC.  His credentials include authoring seven books on gambling and gaming management and is currently a monthly contributor to Casino Enterprise Management Magazine.  Mr. Zender was awarded the “Lifetime Achievement Award” at the 2014 World Game Protection Conference for his invaluable contributions and generous dedication to the casino industry.  Mr. Zender brings to the Board extensive table game industry experience.

Bryan W. Waters is a Director.  A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous positions, including President of the Southern Nevada region.  In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender with both brick-and-mortar and internet retailing operations.  Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company to Cash America International, Inc. a NYSE listed company.  Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer, and was responsible for a privately held $2.3 billion 17 branch bank until its sale to U.S. Bank in October 2009.  In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy debt in the country.  At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets.  In 2012, Mr. Waters founded Magnolia Lane Partners, LLC, which is comprised of former executives of B-Line (an advisory and asset management firm focused primarily in the accounts receivable management industry with a specific focus on purchasing consumer receivables in bankruptcy).  Also in 2012, Mr. Waters joined the Board of CBV Collection Services, LTD (“CBV”), a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada.  In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015.  Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees through over 850 finance centers from June 2015 through June 2016.  Most recently, Mr. Waters served as President and Chief Operating Officer of Genesis Financial Solutions, the largest second look private label credit card issuer in the United States. Mr. Waters is a tenured senior executive and brings to the Board significant experience in finance, commercial banking, capital raising, financial turnaround, strategic and tactical planning and new company start-ups.

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

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2018, or as of the date of this report, to the process for recommending nominees to our board of directors.

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

Code of Ethics. As of December 31, 2018, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) beneficial ownership reporting compliance.  Section 16(a) of the Exchange Act required our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2018, the following Form 4 reports were not timely filed: Messrs. DesRosiers, Waters and Zender, April 5, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis.  Our current executive compensation system consists of cash, stock and/or stock options compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

Summary compensation table. The table below summarizes all compensation awarded to or earned by our current executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan ($)	Nonqualified deferred earnings ($)	All other compensation ($) (1)	Total ($)
Todd P. Cravens (1)(2) Chief Executive Officer	2018 2017	$238,461 $204,625	$238,461 $103,542	— —	$183,218 $265,390	— —	— —	$16,286 $13,548	$676,426 $587,105
Robert B. Saucier (1) Former Chief Executive Officer	2017	$229,548	$112,500	—	—	—	—	$44,624	$386,672
Harry C. Hagerty (1)(3) Chief Financial Officer	2018 2017	$198,462 $78,385	$198,462 $54,082	— —	$131,917 $160,185	— —	— —	$18,549 $2,935	$547,390 $295,587
(1)

For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a deferred contribution plan (“401k”).  Mr. Saucier’s amount includes a portion of the expense of the vehicle we provide for him.

(2)

The value of Mr. Cravens’ option awards is based on their grant date fair value. See Note 3 to our audited financial statements in Item 8. “Financial Statements and Supplementary Data” for further information about the methodology of the fair value calculation. During the year ended December 31, 2018 and 2017, Mr. Cravens was granted options to purchase 250,000 shares and 550,000 shares of our common stock, respectively (Note 14).

(3)

The value of Mr. Hagerty’s option awards is based on their grant date fair value. During the year ended December 31, 2018 and 2017, Mr. Hagerty was granted options to purchase 180,000 shares and 400,000 shares of our common stock, respectively (Note 14).

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Todd P Cravens, CEO	333,333	466,667	—	$0.60 - $1.1875	1/3/2022, 8/1/2022 and 10/12/2023	—	—	—	—
Harry C. Hagerty, CFO	200,000	380,000	—	$0.60-$1.1875	5/1/2022 and 10/12/2023	—	—	—	—

Compensation of directors table. The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark A. Lipparelli (1)	$90,000	$232,400	—	—	—	—	$322,400
Robert B. Saucier (2)	—	—	—	—	—	—	—
Norm DesRosiers (3)	$43,000	$64,220	—	—	—	—	$107,220
William A. Zender (4)	$41,000	$64,220	—	—	—	—	$105,220
Bryan Waters (5)	$41,000	$64,220	—	—	—	—	$105,220
(1)

Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017 and the Board authorized the issuance of 800,000 restricted shares of our common stock, which shares vest as follows: (i) as to the first 200,000 shares, on August 31, 2017, (ii) as to the next 200,000 shares, on January 2, 2018, and (iii) as to the next 400,000 shares, on January 2, 2019. The fair value of shares vested on January 2, 2018 was $232,400 using trading price of our stock on that day. We also provide Mr. Lipparelli annual cash compensation of $90,000 paid in monthly installments.

(2)

Mr. Saucier served as a member of the Board until November 5, 2018, when he submitted his resignation effective immediately. He did not receive any cash compensation from us for his service on the Board.

(3)

Mr. DesRosiers was appointed to the Board effective March 1, 2014. We provided Mr. DesRosiers annual cash compensation of $43,000 paid in monthly installments. During the year ended December 31, 2018, Mr. DesRosiers also received 52,000 shares of our restricted common stock in quarterly installments valued at $64,220 using the grant date trading price of our stock. The shares vested immediately on grant date.

(4)

Mr. Zender was appointed to the Board effective June 1, 2014.  We provided Mr. Zender annual cash compensation of $41,000 paid in monthly installments. During the year ended December 31, 2018, Mr. Zender also received 52,000 shares of our restricted common stock in quarterly installments valued at $64,220 using the grant date trading price of our stock. The shares vested immediately on grant date.

(5)

On March 30, 2015, Mr. Waters was appointed to the Board, effective April 1, 2015.  We provided Mr. Waters annual cash compensation of $41,000 paid in monthly installments. During the year ended December 31, 2018, Mr. Waters also received 52,000 shares of our restricted common stock in quarterly installments valued at $64,220 using the grant date trading price of our stock. The shares vested immediately on grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.  Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).  The percentages are based upon 40,411,591 shares outstanding as of March 26, 2019.

Effective September 22, 2017, Triangulum Partners, LLC, a limited liability company of which is Mr. Saucier is the managing member, entered into five Voting and Dispositive Control Transfer Agreements (the “VDCTA Agreements”), with Messrs. Lipparelli, DesRosiers, Zender, Waters and John Connelly (a third party) each as a recipient of 1,269,161 shares. The shares owned by Triangulum that are under the VDCTA Agreements are excluded from the Triangulum line below and added to the corresponding lines for the recipients of the VDCTA Agreements.

Name of beneficial owner	Amount of beneficial ownership	Percent of class
Mark Lipparelli, Director (1)	2,850,411	7.05%
Norm DesRosiers, Director(2)	1,804,494	4.47%
William A. Zender, Director(3)	1,762,827	4.36%
Bryan Waters, Director(4)	1,671,161	4.14%
Todd Cravens, President and Chief Executive Officer(5)	962,500	2.38%
Harry Hagerty, Chief Financial Officer(6)	593,500	1.47%
Total of All Directors and Executive Officers (6 persons):	9,644,893	23.87%
Triangulum Partners, LLC (7)	16,925,862	41.88%
(1)

Mr. Lipparelli holds options to purchase 506,250 shares of our common stock which are either exercisable at March 26, 2019 or exercisable within 60 days and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum. In addition, Mr. Lipparelli holds 950,000 shares of common stock under his name and 125,000 shares under Mark Alan Lipparelli TTEE.

(2)

Mr. DesRosiers holds options to purchase 383,333 shares of our common stock which are either exercisable at March 26, 2019 or exercisable within 60 days, 152,000 shares of common stock and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum.

(3)

Mr. Zender holds options to purchase 366,666 shares of our common stock which are either exercisable at March 26, 2019 or exercisable within 60 days, 127,000 shares of common stock and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum.

(4)

Mr. Waters holds options to purchase 275,000 shares of our common stock which are either exercisable at March 26, 2019 or exercisable within 60 days, 127,000 shares of common stock and is the recipient of 1,269,161 shares of common stock under the VDCTA Agreements with Triangulum.

(5)

Mr. Cravens holds options to purchase 800,000 shares of our common stock and 12,500 shares of common stock. In addition, this includes an option to purchase 150,000 shares of our common stock to be issued on August 1, 2020 as contemplated under the 2020 Option.

(6)	Mr. Hagerty holds options to purchase 580,000 shares of our common stock and 13,500 shares of common stock.
(7)

Mr. Saucier is the Manager of Triangulum. In that capacity, he is able to direct voting and investment decisions regarding our common stock.  Mr. Saucier owns no shares directly.  Excludes 6,345,805 shares that Triangulum owns under the VDCTA Agreements. Duplicate entries have been omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees billed by our auditor in connection with the audit of our annual financial statements for the years ended:

Fee type	2018	2017
Audit fees	$86,500	$120,705
Audit-related fees	—	—
Total fees	$86,500	$120,705

As noted above, we do not have a separate audit committee, and our full board of directors performs the functions of an audit committee. The board of directors is responsible for approval of the independent public accounting firm. As noted above, there were no non-audit related fees paid to our independent public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009
3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009
10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013
10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013
10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011
10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011
10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011
10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011
10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer	8-K	000-30653	10.1	July 9, 2012
10.8	Board of Directors Service Agreement with Norm DesRosiers, Director	8-K	000-30653	99.2	February 3, 2014
10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive	8-K	000-30653	10.1	February 27, 2014
10.10	Board of Directors Service Agreement with William A. Zender, Director	8-K	000-30653	1.1	April 2, 2014
10.11	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015
10.12	Promissory Note with Robert Saucier, Chief Executive Officer	8-K	000-30653	10.1	October 29, 2015
10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer	10-Q	000-30653	99.2	November 16, 2015
10.14	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017
10.15	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017
10.16	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016
10.17	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016
10.18	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016
10.19	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016
10.20	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016
10.21	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016
10.22	Warrant Agreement dated August 29, 2016 with the lenders of the Loan Agreement	8-K/A	000-30653	99.2	August 30, 2016
10.23	Guaranty and Security agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016
10.24	Promissory Note Restructuring Agreement dated August 10, 2015 between Carpathia Associates, LLC and Galaxy Gaming, Inc.	10-Q	000-30653	99.1	November 16, 2015
10.25	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015
10.26	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018
10.27	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017
10.28	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017
10.29	Credit Agreement, dated April 24, 2018, between Galaxy Gaming, Inc., a Nevada corporation, and ZB, N.A. DBA Nevada State Bank, a Nevada state banking corporation	8-K	000-30653	10.1	April 27, 2018
10.30	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019
10.31	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Financials in XBRL format					X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 29, 2019

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 29, 2019

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	March 29, 2019
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 29, 2019
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 29, 2019
Mark A. Lipparelli
/s/ NORM DESROSIERS	Director	March 29, 2019
Norm DesRosiers /s/ WILLIAM A. ZENDER	Director	March 29, 2019
William A. Zender /s/ BRYAN WATERS	Director	March 29, 2019
Bryan Waters