Form 10-Q
period 2019-03-31
Galaxy Gaming, Inc.
filed 2019-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(702) 939-3254
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the issuer has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock	GLXZ	OTCQB marketplace

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,274,706 common shares as of May 9, 2019.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2019	2018
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$6,594,225	$6,311,563
Accounts receivable, net of allowance of $87,126 and $54,136, respectively	2,976,102	2,849,861
Inventory, net	621,918	531,814
Prepaid expense	542,528	510,254
Other current assets	6,397	3,352
Total current assets	10,741,170	10,206,844
Property and equipment, net	165,099	199,585
Operating lease right-of-use assets	217,925	—
Assets deployed at client locations, net	460,441	471,562
Goodwill and other intangible assets, net	9,616,286	9,981,252
Deferred tax assets, net	334,482	334,482
Total assets	$21,535,403	$21,193,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,067,195	$681,936
Accrued expenses	641,392	1,295,570
Income taxes payable	180,466	82,091
Revenue contract liability	1,355,836	1,438,492
Deferred rent, current portion	—	14,025
Current portion of long-term debt	1,446,794	1,456,847
Current portion of operating lease liabilities	196,613	—
Other current liabilities	5,718	21,654
Total current liabilities	4,894,014	4,990,615
Long-term operating lease liabilities	31,101	—
Long-term debt, net	8,310,364	8,649,828
Interest rate swap liability	122,323	96,181
Total liabilities	13,357,802	13,736,624
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 40,490,123 and 39,921,591 shares issued and outstanding, respectively	40,490	39,922
Additional paid-in capital	4,992,969	4,733,701
Accumulated earnings	3,144,142	2,683,478
Total stockholders’ equity	8,177,601	7,457,101
Total liabilities and stockholders’ equity	$21,535,403	$21,193,725

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Product leases and royalties	$5,346,001	$4,360,356
Product sales and service	750	339
Total revenue	5,346,751	4,360,695
Costs and expenses:
Cost of ancillary products and assembled components	82,391	22,758
Selling, general and administrative	3,540,870	2,585,070
Research and development	299,180	193,402
Depreciation and amortization	482,064	451,560
Share-based compensation	223,604	166,478
Total costs and expenses	4,628,109	3,419,268
Income from operations	718,642	941,427
Other income (expense):
Interest expense	(168,013)	(366,093)
Foreign currency exchange gain	36,476	105,801
Change in estimated fair value of interest rate swap liability	(26,142)	—
Interest income	715	442
Total other expense	(156,964)	(259,850)
Income before provision for income taxes	561,678	681,577
Provision for income taxes	(101,014)	(144,779)
Net income	$460,664	$536,798
Net income per share, basic and diluted	$0.01	$0.01
Weighted-average shares outstanding:
Basic	40,370,338	39,763,802
Diluted	42,242,557	42,153,901

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$460,664	$536,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	473,493	451,560
Amortization of lease right-of-use assets	69,711	—
Amortization of debt issuance costs and debt discount	9,776	72,590
Bad debt expense	31,762	5,000
Change in estimated fair value of interest rate swap liability	26,142	—
Share-based compensation	223,604	166,478
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	(29,296)	(88,240)
Changes in operating assets and liabilities:
Accounts receivable	(158,003)	(260,264)
Inventory	(148,120)	(90,786)
Prepaid expenses	(32,274)	64,425
Other current assets	—	(7,000)
Accounts payable	385,259	(622,649)
Accrued expenses	(656,817)	(305,096)
Income taxes payable	101,014	121,156
Revenue contract liability	(82,656)	25,914
Operating lease liabilities	(65,376)	—
Other current liabilities	(7,455)	3,464
Deferred rent	—	(4,827)
Net cash provided by operating activities	601,428	68,523
Cash flows from investing activities:
Investment in intangible assets	(12,250)	—
Acquisition of property and equipment	(6,940)	(31,458)
Net cash used in investing activities	(19,190)	(31,458)
Cash flows from financing activities:
Proceeds from stock option exercises	36,232	—
Principal payments on finance lease obligations	(8,481)	(8,034)
Principal payments on long-term debt	(356,623)	(302,891)
Net cash used in financing activities	(328,872)	(310,925)
Effect of exchange rate changes on cash	29,296	88,241
Net increase (decrease) in cash, cash equivalents and restricted cash	282,662	(185,619)
Cash, cash equivalents and restricted cash – beginning of period	6,311,563	3,581,209
Cash, cash equivalents and restricted cash – end of period	$6,594,225	$3,395,590
Supplemental cash flow information:
Cash paid for interest	$160,557	$293,503
Inventory transferred to assets deployed at client locations	$58,016	$41,774
Cash paid for income taxes	$—	$23,664
Right-of-use assets obtained in exchange for lease liabilities	$293,350	$—

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND 2019 SIGNIFICANT BUSINESS DEVELOPMENT

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

On March 14, 2019, we announced the completion of our previously-disclosed strategic alternatives review.  After a thorough evaluation of a range of strategic alternatives, including a sale of the company, we have decided to continue our existing plan of product line and geographic expansions as an independent company.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited interim condensed financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2018 (the “2018 10-K”).

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

Other Significant Accounting Policies. See Note 3 in Item 8. “Financial Statements and Supplementary Data” included in our 2018 10-K.

Recently adopted accounting standards

Leases.  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”).  The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  We have adopted the new standard effective January 1, 2019, using the modified retrospective transition approach and recognized $161,310 of right-of-use operating lease assets and $175,335 of operating lease liabilities on our balance sheets upon adoption (Note 9).  In addition, we eliminated leasehold improvements related to a finance lease from fixed assets, recognized $14,286 of right-of-use finance lease assets and maintained the finance lease liability at the carrying cost of the previous capital lease liability of $14,198 upon adoption.  The adoption has increased our total assets and liabilities as of January 1, 2019. Lessor accounting related to our enhanced table system remains unchanged.

New accounting standards not yet adopted

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

License Fees. We derive product lease and royalty revenue from negotiated recurring fee license agreements and the performance of our products. We account for these agreements as month-to-month contracts and recognize revenue each month as we satisfy our performance obligations by granting access to intellectual property to our clients. In addition, revenue associated with performance-based agreements is recognized during the month that the usage of the product or intellectual property occurs.

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

Disaggregation of revenue.  The following table disaggregates our revenue by major source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Table games	$5,342,406	$4,193,158
Other	4,345	167,537
Total revenue	$5,346,751	$4,360,695

The following table disaggregates our revenue by geographic location for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

North America and Caribbean	$3,844,525	$3,502,810
Europe	1,502,226	857,885
Total revenue	$5,346,751	$4,360,695

Revenue contract liability

We invoice our clients monthly in advance for unlimited use of our intellectual property licenses and recognize a revenue contract liability that represents such advanced billing to our clients for unsatisfied performance.  We reduce the revenue contract liability and recognize revenue when we transfer those goods or services and, therefore, satisfy our performance obligation.

The table below summarizes changes in the revenue contract liability during the three months ended March 31, 2019:

Beginning balance – December 31, 2018	$1,438,492
Increase (advanced billings)	3,877,619
Decrease (revenue recognition)	(3,960,275)
Ending balance – March 31, 2019	$1,355,836

Revenue recognized during the three months ended March 31, 2019 that was included in the beginning balance of revenue contract liability above was $1,426,951.

NOTE 4. INVENTORY

Inventory, net consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Raw materials and component parts	$357,825	$267,517
Finished goods	306,132	306,335
Inventory, gross	663,957	573,852
Less: inventory reserve	(42,039)	(42,038)
Inventory, net	$621,918	$531,814

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Furniture and fixtures	$312,640	$312,640
Automotive vehicles	215,127	215,127
Leasehold improvements	6,843	156,843
Computer equipment	166,778	159,838
Office equipment	53,484	53,484
Property and equipment, gross	754,872	897,932
Less: accumulated depreciation	(589,773)	(698,347)
Property and equipment, net	$165,099	$199,585

Property and equipment, net included $150,000 of leasehold improvements acquired under capital leases and $135,714 of related accumulated depreciation as of December 31, 2018, both of which were reclassified to finance lease right-of-use assets upon the adoption of ASC 842 on January 1, 2019 (Note 9).

For the three months ended March 31, 2019 and 2018, depreciation expense related to property and equipment was $27,140 and $32,275, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Enhanced table systems	$995,607	$946,237
Less: accumulated depreciation	(535,166)	(474,675)
Assets deployed at client locations, net	$460,441	$471,562

For the three months ended March 31, 2019 and 2018, depreciation expense related to assets deployed at client locations was $69,137 and $43,553, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Goodwill	$1,091,000	$1,091,000
Other intangible assets:
Patents	13,485,000	13,485,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	138,265	126,015
Other intangible assets, gross	20,564,232	20,551,982
Less: accumulated amortization	(12,038,946)	(11,661,730)
Other intangible assets, net	8,525,286	8,890,252
Goodwill and other intangible assets, net	$9,616,286	$9,981,252

For the three months ended March 31, 2019 and 2018 amortization expense related to the other intangible assets was $377,216 and $375,732, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending March 31,	Total
2020	$1,512,947
2021	1,441,958
2022	1,401,267
2023	823,263
2024	252,930
Thereafter	3,092,921
Total amortization	$8,525,286

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Payroll and related	$518,074	$1,136,808
Commissions and royalties	52,095	113,462
Professional fees	39,948	23,135
Other	31,275	22,165
Total accrued expenses	$641,392	$1,295,570

NOTE 9. LEASES

Lessee

We have operating leases for corporate offices, two satellite facilities in the state of Washington, and certain equipment and one finance lease in connection with leasehold improvements at our corporate offices. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs).  Discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

Some leases include one or more options to renew and the exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements is limited by the expected lease term.

As of March 31, 2019, our leases have remaining lease terms ranging from two months to 39 months. gross right-of-use assets recorded under finance leases and operating leases were $14,286 and $279,065, respectively, and the related accumulated amortization was $8,571 and $61,140, respectively.

Effective April 1, 2014, we entered into a five-year lease for a new corporate office in Las Vegas, Nevada with an unrelated third party (the “Spencer Lease”). The Spencer Lease is for approximately 24,000 square feet of space, comprising of approximately 16,000 square feet of office space and 8,000 square feet of warehouse space.

The initial term of the Spencer Lease commenced on April 1, 2014 and expires on June 30, 2019. Annual base rent was $153,000 in the first year, which increases by approximately 4% each year and we are also obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell.

On January 28, 2019, we executed a first amendment to the Spencer Lease to amend the lease expiration date from June 30, 2019 to December 31, 2019 with monthly base rents of $20,508 from July 1, 2019 to December 31, 2019. As a result of the amendment, we recorded an $117,755 increase to operating lease right-of-use asset and operating lease liability.

In connection with the Spencer Lease, the landlord agreed to finance tenant improvements of $150,000 (“TI Allowance”). The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the initial Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance has been classified as a finance lease on the condensed balance sheet.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2019
	Amount	Classification
Finance leases:
Finance lease right-of-use lease assets	$5,714	Other current assets

Finance lease current liabilities	$5,718	Other current liabilities

Operating leases:
Operating lease right-of-use lease assets	$217,925

Operating lease current liabilities	$196,613	Current portion of operating lease liabilities

Operating lease long-term liabilities	31,101	Long-term operating lease liabilities

Total operating lease liabilities	$227,714

Weighted-average remaining lease term :
Finance leases	0.2 years
Operating leases	1.1 years

Weighted-average discount rate:
Finance leases	5.5%
Operating leases	5.9%

The components of lease expense are as follows:

	Three Months Ended March 31, 2019
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$8,571	Depreciation and amortization
Interest on lease liabilities	156	Interest expense
Total finance lease cost	$8,727

Operating lease cost	$63,709	General selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2019
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating Cash flows from finance leases	$156	Net income
Financing cash flows from finance leases	$8,481	Principal payments on finance lease obligations
Operating Cash flows from operating leases	$63,709	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$14,286	Supplemental cash flow information
Operating leases	$279,065	Supplemental cash flow information

As of March 31, 2019, future maturities of our lease liabilities are as follows:

Twelve Months Ending March 31,	Finance Leases	Operating Leases
2020	$5,718	$196,613
2021	—	15,699
2022	—	13,014
2023	—	2,388
Total lease liabilities	$5,718	$227,714

Lessor

Our agreements with the casino clients for the license of proprietary tables games are outside of the scope of ASC 842 as such agreements are related to the license of intellectual properties.

Enhanced table systems are electronic enhancements used on casino table games to add to player appeal and enhance game security.  An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities.  Typically, the BJS system includes a server, a laptop, an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game and other electronic components.  Our BJS agreements with clients convey the rights to use equipment to our clients. However, these agreements are month-to-month and there is no penalty for either party to terminate the agreements without permission from the other party. As a result, these agreements are not considered leases and, therefore, are outside of the scope of ASC 842 as well.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Nevada State Bank Term Loan and Revolving Loan	$9,723,200	$10,042,400
Vehicle notes payable	75,049	85,043
Insurance notes payable	46,365	73,794
Notes payable, gross	9,844,614	10,201,237
Less:
Unamortized debt issuance costs	(87,456)	(94,562)
Notes payable, net	9,757,158	10,106,675
Less: Current portion	(1,446,794)	(1,456,847)
Long-term debt, net	$8,310,364	$8,649,828

Nevada State Bank credit agreement.  On April 24, 2018 (the “Closing Date”), we entered into a credit agreement with ZB, N.A. dba Nevada State Bank (“NSB” and the “Credit Agreement”), which provides for a $11.0 million five-year term loan (the “Term Loan”) and a $1.0 million one-year revolving credit facility (the “Revolving Loan”).  On April 22, 2019, we entered into a First Amendment to the Credit Agreement (the “First Amendment”) to extend the Revolving Loan Maturity Date from April 24, 2019 to April 24, 2021. $1.0 million was available under the Revolving Loan at March 31, 2019 and the filing date of this Quarterly Report on Form 10-Q.

On May 6, 2019, we entered into a Second Amendment to the Credit Agreement to (i) provide an additional $10 million of availability under the Term Loan; and (ii) waive for a period of 180 days the breach of any covenant in the Credit Agreement that might occur as a result of the redemption of common stock held by Triangulum Partners, LLC (“Triangulum)” (Note 16).

Outstanding balances under the Term Loan and the Revolving Loan accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50%, or 4.00%, depending on our Leverage Ratio (as defined in the Credit Agreement).

We are required to make monthly principal and interest payments on the Term Loan, both of which are calculated over a seven-year term, with a balloon payment due on April 24, 2023.  Borrowings under the Credit Agreement are secured by a lien on substantially all of our assets.

Effective May 1, 2018, we entered into an interest rate swap agreement with an affiliate of NSB (the “Swap Agreement”) to lock the interest rate on the Term Loan at 6.43% (assuming a Leverage Ratio less than 2.0) for three years. The notional amount of the Swap Agreement is initially $10.9 million but will decrease over time as a result of the anticipated principal paydowns.

The Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature.  In particular, we are required to maintain a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25 and a maximum Leverage Ratio of 3.00.  The Credit Agreement allows us to make share repurchases and to incur up to an additional $1.0 million of unsecured indebtedness provided that we are in compliance with the covenants in the Credit Agreement on a pro forma basis. We were in compliance with the financial covenants of the Credit Agreement as of March 31, 2019.

As of March 31, 2019, future maturities of our long-term debt obligations are as follows:

Twelve Months ending March 31,	Total
2019	$1,446,794
2020	1,480,138
2021	1,574,482
2022	1,664,400
Thereafter	3,678,800
Total notes payable	9,844,614
Less:
Unamortized debt issuance costs	(87,456)
Notes payable, net	$9,757,158

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with a client who represent a significant portion of total revenues. For the three months ended March 31, 2019 and 2018, respectively, we had the following client revenue concentration:

	Location	2019 Revenue	2018 Revenue	Accounts Receivable March 31, 2019	Accounts Receivable December 31, 2018
Client A	North America	9.7%	11.3%	$251,421	$207,343
Client B	Europe	11.6%	9.2%	$237,689	$156,478

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

In September 2018, we were served with a complaint by TableMAX Gaming, Inc.(“TMAX”) regarding an operating and license agreement executed in 2011 (the “TMAX Agreement”) and terminated in August 2018. The complaint, filed in the Eighth Judicial District Court in Clark County, Nevada, alleges that we breached the TMAX Agreement, among other allegations. We filed an answer denying the allegations and counterclaiming for breach of contract, abuse of process and fraud in the inducement, among other counterclaims.  We also filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims.  Pursuant to a motion to dismiss brought by the co-defendant and former CEO of TMAX, the suit has been dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge.  We consider the matter closed.

NOTE 12. STOCKHOLDERS’ EQUITY

On March 29, 2019, we issued an aggregate of 70,200 restricted shares of our common stock valued at $112,320, to Messrs. Mark Lipparelli, Norm DesRosiers, Bryan Waters and William Zender, who are members of our Board of Directors (the “Board”), in consideration of their service on the Board during the three months ended March 31, 2019.  These shares vested immediately on the grant date.

On April 24, 2018, our Board authorized the repurchase of shares of our common stock in an amount not to exceed $1.0 million. Such repurchases may be made from time to time based on market conditions and may be completed in the open market or in privately-negotiated transactions. Repurchase transactions will be executed only when we believe that we will remain in compliance with the covenants of the Credit Agreement.  Finally, execution of share repurchases may require regulatory approval in one or more jurisdictions. We have not repurchased any of our common stock as of March 31, 2019.

On May 6, 2019,  we redeemed all 23,271,667 shares of the common stock held by Triangulum (Note 16).

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate at March 31, 2019 was 22.7%, as compared to 21.2% at March 31, 2018.  This increase was primarily due to changes in permanent book-to-tax differences for the three months ended March 31, 2019, as compared to the prior year period.  For the three months ended March 31, 2019 and 2018, our effective tax rate was 18.0% and 21.2%, respectively. This decrease was primarily due to tax benefits related to stock options exercised during the three months ended March 31, 2019.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which 5,550,750 shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of March 31, 2019, 478,301 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the three months ended March 31, 2019 and 2018, we issued 150,000 and 145,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors.  The fair value of all stock options granted for the three months ended March 31, 2019 and 2018 was determined to be $171,985 and $98,333, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2019	Options Issued 2018
Dividend yield	0%	0%
Expected volatility	72%	78%
Risk free interest rate	2.51%	2.46% - 2.56%
Expected life (years)	5.00	5.00

On February 21, 2019, we entered into Amendment #1 to the employment agreement dated July 27, 2017 (the “Employment Agreement”) with Todd Cravens (“Amendment #1”), our President and Chief Executive Officer.  In connection with the Employment Agreement, we agreed to grant to Mr. Cravens an option to purchase an 150,000 shares of our common stock (the “2020 Option”) with a strike price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter), which option will vest on August 1, 2020 (or the nearest trading date thereafter), provided that Mr. Cravens is a full-time employee on August 1, 2020,  Among other things, Amendment #1 provided that the 2020 Option vest in full in the event of termination following a change of control and that the exercise price of the 2020 Option be set at $1.90 per share, the closing price of our common stock on February 21, 2019.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding – December 31, 2018	3,496,250	$0.66	$2,608,329	3.04
Issued	150,000	1.90	—	—
Exercised	(98,333)	0.37	—	—
Expired	—	—	—	—
Outstanding – March 31, 2019	3,547,917	$0.72	$3,105,642	2.93
Exercisable – March 31, 2019	2,317,917	$0.54	$2,451,150	2.33

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Unvested – December 31, 2018	1,161,666	$0.95	$535,475	4.15
Granted	150,000	1.90	—	—
Vested	(81,666)	0.87	—	—
Forfeited or expired	—	—	—	—
Unvested – March 31, 2019	1,230,000	$1.07	$650,233	4.06

As of March 31, 2019, our unrecognized stock-based compensation expense associated with the stock options issued was $561,020, which will be amortized over a weighted-average of 2.02 years.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of March 31, 2019, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements.  There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended March 31, 2019, except as follows:

On April 22, 2019, we entered into the First Amendment to the Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank to extend the Revolving Loan Maturity Date from April 24, 2019 to April 24, 2021.

On May 6, 2019, we redeemed all 23,271,667 shares of the common stock held by Triangulum, an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding Common Stock.  The redemption of Triangulum’s shares was given effect pursuant to our Articles of Incorporation (the “Articles”), which expressly provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase.  The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401.  The promissory note matures on May 5, 2029, and bears interest at a rate of 2% per annum, with accrued interest payable annually in arrears. The promissory note is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms.  We may prepay principal and any accrued interest in full or in part at any time.

Also on May 6, 2019, we entered into a Second Amendment to the Credit Agreement to (i) provide an additional $10 million of availability under the Term Loan component of the facility; and (ii) waive for a period of 180 days the breach of any covenant in the Credit Agreement that might occur as a result of the redemption.

Furthermore, we filed a lawsuit on May 6, 2019 seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum Shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier.  The suit alleges that the redemption and the other relief sought by us are appropriate because of, among other things, the failure of Mr. Saucier to cooperate with our gaming regulatory efforts in Nevada, California and certain other jurisdictions.  Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, et al, Clark County, Nevada district court (Case No. A-19-794293-B).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such forward-looking statements speak only as of the date of this report; we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in this report, as well as the disclosures made in the 2018 10-K, and other filings we make with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price.

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

Additional information regarding our products and product categories may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 10-K and on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Results of operations for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, we generated gross revenues of $5,346,751 compared to gross revenues of $4,360,695 for the comparable prior-year period, representing an increase of 986,056, or 22.6%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) premium Games such as High Card Flush and Heads Up Hold ’em, which command a higher price point per unit; and (iii) internet-based gaming activities.

Selling, general and administrative expenses for the three months ended March 31, 2019 were $3,540,870 compared to $2,585,070 for the comparable prior period, representing an increase of $955,800, or 37.0%. This increase was primarily due to $595,555 in costs associated with the strategic alternatives review for the three months ended March 31, 2019 and higher compensation and related expense as a result of higher revenue and our continued investment in personnel.  Excluding the strategic alternatives review costs, selling, general and administrative expenses as a percentage of gross revenue decreased to 55.1% for the three months ended March 31, 2019 from 59.3% for the comparable prior-year period.

Research and development expenses for the three months ended March 31, 2019 were $299,180, compared to $193,402 for the comparable prior-year period, representing an increase of $105,778, or 54.7%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the three months ended March 31, 2019 was $223,604, as compared to $166,478 for the comparable prior-year period, representing an increase of $57,126, or 34.3%. This increase was mainly due to additional grants issued to members of the Board, executive officers, employees and independent contractors.

Income from operations decreased $222,785 or 23.7% to $718,642 for the three months ended March 31, 2019, compared to $941,427 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative expenses and research and development expenses, partially offset by higher revenue.

Total interest expense decreased $198,080, or 54.1%, to $168,013 for the three months ended March 31, 2019, compared to $366,093 for the comparable prior-year period. The decrease was mainly attributable to lower interest rate on the Term Loan as compared to the previous term loan with Breakaway Capital Management, LLC that was extinguished in April 24, 2018 using the proceeds from the Term Loan and the Revolving Loan.

Income tax provision was $101,014 for the three months ended March 31, 2019, compared to $144,779 for the comparable prior-year period.  This decrease was primarily attributable to the decrease in income before provision for income taxes and tax benefits related to stock options exercised during the three months ended March 31, 2019.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, foreign currency exchange gains, change in estimated fair value of warrant liability, change in estimated fair value of interest rate swap liability, and other non-recurring losses and non-cash charges. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. U.S. GAAP. However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income from operations to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2019	2018
Net income	$460,664	$536,798
Interest expense	168,013	366,093
Foreign currency exchange gain	(36,476)	(105,801)
Change in estimated fair value of interest rate swap liability	26,142	—
Income tax provision	101,014	144,779
Depreciation and amortization	482,064	451,560
Share based compensation expense	223,604	166,478
Non-recurring special project cost	595,555	—
Interest income	(715)	(442)
Adjusted EBITDA	$2,019,865	$1,559,465

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

As of March 31, 2019, we had total current assets of $10,741,170 and total assets of $21,535,403. This compares to $10,206,844 and $21,193,725, respectively, as of December 31, 2018. The increase in current assets as of March 31, 2019 was primarily due to an increase in cash, cash equivalents and restricted cash and accounts receivable. Our total current liabilities as of March 31, 2019 decreased slightly to $4,894,014 from $4,990,615 as of December 31, 2018.

Our business model continues to be profitable and we have sufficient working capital and other options to ensure we are able to meet our short-term and long-term obligations.  At March 31, 2019 and the filing date of this Quarterly Report on Form 10-Q, we had $1.0 million available under the Revolving Loan. See Note 10 to our condensed financial statements included in Item 1 of this report. However, we do not have any letters of credit or written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

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

Our operating activities provided $601,428 in cash for the three months ended March 31, 2019, compared to $68,523 for the three months ended March 31, 2018. The increase in operating cash flow was primarily due to a January 2018 license fee payment of $774,645.

Additionally, investing activities used cash of $19,190 for the three months ended March 31, 2019, which was due to the investment in intangible assets and acquisition of property and equipment.

Cash used in financing activities during the three months ended March 31, 2019 was $328,872, which was due to principal payments towards long-term debt and finance leases, partially offset by proceeds from stock option exercises.

Furthermore, we transferred $58,016 and $41,774 from inventory to assets deployed at client locations for the three months ended March 31, 2019 and 2018, respectively.  These amounts represent the value of our enhanced table systems that were newly installed at our casino clients’ premises during the periods presented but are not reflected as cash flows used in investing activities.

Critical accounting policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 3 of our financial statements included in Item 8. “Financial Statements and Supplementary Data” of our 2018 10-K for further detail on these critical accounting policies.

Off-balance sheet arrangements. As of March 31, 2019, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective.

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

In September 2018, we were served with a complaint by TMAX regarding the TMAX Agreement. The complaint, filed in the Eighth Judicial District Court in Clark County, Nevada, alleges that we breached the TMAX Agreement, among other allegations. We filed an answer denying the allegations and counterclaiming for breach of contract, abuse of process and fraud in the inducement, among other counterclaims.  We also filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims.  Pursuant to a motion to dismiss brought by the co-defendant and former CEO of TMAX, the suit has been dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge.  We consider the matter closed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2019, we issued an aggregate of 70,200 restricted shares of our common stock valued at $112,320, to Messrs. Lipparelli, DesRosiers, Waters and Zender, in consideration of their service on the Board during the three months ended March 31, 2019.  These shares vested immediately on the grant date.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment to Credit Agreement dated April 22, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019
10.2	Second Amendment to Credit Agreement dated May 6, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 15, 2019

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 15, 2019

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)