Form 10-Q
period 2019-06-30
Galaxy Gaming, Inc.
filed 2019-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,752,744 common shares as of August 7, 2019.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2019	2018
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$8,171,751	$6,311,563
Accounts receivable, net of allowance of $82,121 and $54,136, respectively	3,114,968	2,849,861
Inventory, net	735,426	531,814
Income tax receivable	43,352	—
Prepaid expense	523,789	510,254
Other current assets	5,258	3,352
Total current assets	12,594,544	10,206,844
Property and equipment, net	141,776	199,585
Operating lease right-of-use assets	162,303	—
Assets deployed at client locations, net	441,703	471,562
Goodwill	1,091,000	1,091,000
Other intangible assets, net	8,162,392	8,890,252
Deferred tax assets, net	334,482	334,482
Total assets	$22,928,200	$21,193,725
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,334,830	$681,936
Accrued expenses	1,022,693	1,295,570
Income taxes payable	—	82,091
Revenue contract liability	1,322,770	1,438,492
Deferred rent, current portion	—	14,025
Current portion of long-term debt	1,437,851	1,456,847
Current portion of operating lease liabilities	142,130	—
Other current liabilities	146	21,654
Total current liabilities	5,260,420	4,990,615
Long-term operating lease liabilities	27,114	—
Long-term debt, net	47,043,788	8,649,828
Interest rate swap liability	187,782	96,181
Total liabilities	52,519,104	13,736,624
Commitments and Contingencies (See Note 11)
Stockholders’ equity
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 17,752,744 and 39,921,591 shares issued and outstanding, respectively	17,753	39,922
Additional paid-in capital	5,265,388	4,733,701
Accumulated earnings (deficit)	(34,874,045)	2,683,478
Total stockholders’ equity (deficit)	(29,590,904)	7,457,101
Total liabilities and stockholders’ equity (deficit)	$22,928,200	$21,193,725

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Product leases and royalties	$5,399,083	$4,536,350	$10,745,084	$8,896,705
Product sales and service	103	(177)	854	162
Total revenue	5,399,186	4,536,173	10,745,938	8,896,867
Costs and expenses:
Cost of ancillary products and assembled components	46,945	36,629	129,336	59,387
Selling, general and administrative	2,939,841	2,597,089	6,480,710	5,182,159
Research and development	178,259	249,799	477,440	443,201
Depreciation and amortization	481,044	458,790	963,108	910,350
Share-based compensation	212,578	191,112	436,182	357,590
Total costs and expenses	3,858,667	3,533,419	8,486,776	6,952,687
Income from operations	1,540,519	1,002,754	2,259,162	1,944,180
Other income (expense):
Interest expense	(289,353)	(247,319)	(457,367)	(613,412)
Foreign currency exchange (loss) gain	(24,305)	(83,917)	12,171	21,884
Change in estimated fair value of interest rate swap liability	(65,459)	(77,235)	(91,601)	(77,235)
Loss on extinguishment of debt	—	(1,347,506)	—	(1,347,506)
Interest income	19,850	188	20,565	631
Total other expense	(359,267)	(1,755,789)	(516,232)	(2,015,638)
Income (loss) before (provision)/benefit for income taxes	1,181,252	(753,035)	1,742,930	(71,458)
(Provision) / benefit for income taxes	(126,309)	156,642	(227,323)	11,863
Net income (loss)	$1,054,943	$(596,393)	$1,515,607	$(59,595)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.05	$(0.00)
Diluted	$0.04	$(0.01)	$0.04	$(0.00)

Weighted-average shares outstanding:
Basic	26,354,946	39,805,020	33,323,925	39,784,525
Diluted	27,963,426	39,805,020	34,981,345	39,784,525

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, December 31, 2018	39,921,591	$39,922	$4,733,701	$2,683,478	$7,457,101
Net income	—	—	—	460,664	460,664
Stock options exercised	98,332	98	36,134	—	36,232
Share based compensation expense	470,200	470	223,134	—	223,604
Balance, March 31, 2019	40,490,123	40,490	4,992,969	3,144,142	8,177,601
Common stock redemption	(23,271,667)	(23,271)	—	(39,073,130)	(39,096,401)
Net income	—	—	—	1,054,943	1,054,943
Stock options exercised	457,888	458	59,917	—	60,375
Share based compensation expense	76,400	76	212,502	—	212,578
Balance, June 30, 2019	17,752,744	$17,753	$5,265,388	$(34,874,045)	$(29,590,904)

	Common Stock		Additional Paid in		Total Shareholders'
	Shares	Amount	Capital	Accumulated Earnings	Equity
Beginning balance, December 31, 2017	39,565,591	$39,566	$3,957,703	$1,465,599	$5,462,868
Net income	—	—	—	536,798	536,798
Share based compensation expense	239,000	239	166,239	—	166,478
Balance, March 31, 2018	39,804,591	39,805	4,123,942	2,002,397	6,166,144
Net loss	—	—	—	(596,393)	(596,393)
Share based compensation expense	39,000	39	191,073	—	191,112
Balance, June 30, 2018	39,843,591	$39,844	$4,315,015	$1,406,004	$5,760,863

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$1,515,607	$(59,595)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	948,823	910,350
Amortization of lease right-of-use assets	137,599	—
Amortization of debt issuance costs and debt discount	17,954	109,563
Loss on extinguishment of debt	—	1,347,506
Bad debt expense	34,923	45,713
Change in estimated fair value of interest rate swap liability	91,601	77,235
Share-based compensation	436,182	357,590
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	(16,986)	(32,374)
Changes in operating assets and liabilities:
Accounts receivable	(300,030)	(376,988)
Inventory	(313,337)	(148,077)
Prepaid expenses	(13,535)	3,216
Other current assets	—	1,986
Accounts payable	652,894	(765,133)
Accrued expenses	(277,442)	(68,735)
Income taxes receivable/payable	(120,878)	(706,016)
Revenue contract liability	(115,722)	103,668
Operating lease liabilities	(130,397)	—
Other current liabilities	(71,435)	(27,883)
Deferred rent	—	(9,654)
Net cash provided by operating activities	2,475,821	762,372
Cash flows from investing activities:
Investment in intangible assets	(27,401)	(7,000)
Acquisition of property and equipment	(10,455)	(53,586)
Net cash used in investing activities	(37,856)	(60,586)
Cash flows from financing activities:
Proceeds from debt issued	—	11,098,986
Proceeds from stock option exercises	160,732	—
Payments of debt issuance costs	(5,736)	(136,162)
Payment of warrant liability	—	(1,333,333)
Principal payments on finance lease obligations	(14,198)	(16,168)
Principal payments on long-term debt	(735,561)	(9,845,839)
Payments of long-term debt redemption premium	—	(374,500)
Net cash used in financing activities	(594,763)	(607,016)
Effect of exchange rate changes on cash	16,986	32,374
Net increase in cash, cash equivalents and restricted cash	1,860,188	127,144
Cash, cash equivalents and restricted cash – beginning of period	6,311,563	3,581,209
Cash, cash equivalents and restricted cash – end of period	$8,171,751	$3,708,353
Supplemental cash flow information:
Cash paid for interest	$321,350	$503,849
Cash paid for income taxes	$348,200	$709,423
Supplemental schedule of non-cash activities:
Common stock redemption in exchange for promissory note	$39,096,401	$—
Right-of-use assets obtained in exchange for lease liabilities	$299,902	$—
Inventory transferred to assets deployed at client locations	$109,725	$113,117

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND RECENT DEVELOPMENTS

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

On March 14, 2019, we announced the completion of our previously disclosed strategic alternatives review. After a thorough evaluation of a range of strategic alternatives, including a sale of the Company, we have decided to continue our existing plan of product line and geographic expansions as an independent company.

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. The redemption of Triangulum’s shares was given effect pursuant to our Articles of Incorporation (the “Articles”), which expressly provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase.  The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401 (the “Triangulum Promissory Note”).  The Triangulum Promissory Note has no mandatory amortization, matures on May 5, 2029, and bears interest at a rate of 2% per annum, with accrued interest payable annually in arrears. It is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms.  We may prepay principal and any accrued interest in full or in part at any time.

Furthermore, we filed a lawsuit on May 6, 2019 seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”).  The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles of Incorporation (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, et al, Clark County, Nevada district court (Case No. A-19-794293-B)).

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us.  The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust.  On July 11, 2019, the Court denied the defendants’ Motion for Preliminary Injunction and all related relief.  Thereafter, Triangulum filed amended counterclaims.  We moved to dismiss the counterclaims on a number of legal grounds and will respond when and as appropriate.

Effective June 3, 2019, our Board of Directors (the “Board”) appointed Michael Gavin Isaacs as an independent director. Upon joining the Board, Mr. Isaacs entered into a Board of Directors Services Agreement pursuant to which, among other things, Mr. Isaacs shall receive 75,000 shares of our restricted common stock, which vest in three annual installments on each of the first three anniversary dates of the services agreement.  Mr. Isaacs shall also receive quarterly grants of 12,400 common shares (vesting immediately at grant date) for his continued service as a director, and shall receive $42,000 in cash compensation annually, paid monthly in arrears.  As a non-employee director, he will be entitled to receive any other annual cash and equity compensation payable to our other non-employee directors from time to time.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019 (the “2018 10-K”).

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

NOTE 3. REVENUE RECOGNITION

Revenue recognition. We generate revenue primarily from the licensing of our intellectual property. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our equipment.

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

Disaggregation of revenue

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Table games	$5,395,187	$4,413,878	$10,737,594	$8,607,035
Other	3,999	122,295	8,344	289,832
Total revenue	$5,399,186	$4,536,173	$10,745,938	$8,896,867

The following table disaggregates our revenue by geographic location for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

North America and Caribbean	$3,907,953	$3,494,692	$7,752,478	$6,945,401
Europe	1,491,233	1,041,481	2,993,460	1,951,466
Total revenue	$5,399,186	$4,536,173	$10,745,938	$8,896,867

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

The table below summarizes changes in the revenue contract liability during the six months ended June 30, 2019:

Beginning balance – January 1, 2019	$1,438,492
Increase (advanced billings)	7,725,356
Decrease (revenue recognition)	(7,841,078)
Ending balance – June 30, 2019	$1,322,770

Revenue recognized during the six months ended June 30, 2019 that was included in the beginning balance of revenue contract liability above was $1,430,160.

NOTE 4. INVENTORY

Inventory, net consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Raw materials and component parts	$434,160	$267,517
Finished goods	343,304	306,335
Inventory, gross	777,464	573,852
Less: inventory reserve	(42,038)	(42,038)
Inventory, net	$735,426	$531,814

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Furniture and fixtures	$312,640	$312,640
Automotive vehicles	215,127	215,127
Leasehold improvements	6,843	156,843
Computer equipment	170,293	159,838
Office equipment	53,484	53,484
Property and equipment, gross	758,387	897,932
Less: accumulated depreciation	(616,611)	(698,347)
Property and equipment, net	$141,776	$199,585

Property and equipment, net included $150,000 of leasehold improvements acquired under capital leases and $135,714 of related accumulated depreciation as of December 31, 2018, both of which were reclassified to finance lease right-of-use assets upon the adoption of ASC 842 on January 1, 2019 (Note 9).

For the six months ended June 30, 2019 and 2018, depreciation expense related to property and equipment was $53,978 and $65,783, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Enhanced table systems	$1,033,248	$946,237
Less: accumulated depreciation	(591,545)	(474,675)
Assets deployed at client locations, net	$441,703	$471,562

For the six months ended June 30, 2019 and 2018, depreciation expense related to assets deployed at client locations was $139,584 and $93,101, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of an asset acquisition completed in October 2011 from Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Patents	$13,485,000	$13,485,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	153,415	126,015
Other intangible assets, gross	20,579,382	20,551,982
Less: accumulated amortization	(12,416,990)	(11,661,730)
Other intangible assets, net	$8,162,392	$8,890,252

For the six months ended June 30, 2019 and 2018, amortization expense related to the other intangible assets was $755,260 and $751,464, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending June 30,	Total
2020	$1,509,416
2021	1,428,674
2022	1,403,297
2023	538,385
2024	252,930
Thereafter	3,029,690
Total amortization	$8,162,392

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Payroll and related	$686,465	$1,136,808
Interest	119,811	—
Professional fees	76,769	23,135
Commissions and royalties	70,049	113,462
Other	69,599	22,165
Total accrued expenses	$1,022,693	$1,295,570

NOTE 9. LEASES

Lessee

We have operating leases for corporate offices, two satellite facilities in the state of Washington and certain equipment. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

Some leases include one or more options to renew and the exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements is limited by the expected lease term.

As of June 30, 2019, our leases have remaining lease terms ranging from six months to 36 months. Gross right-of-use assets recorded under finance leases and operating leases were $14,286 and $285,616, respectively, and the related accumulated amortization was $14,286 and $123,313, respectively.

Effective April 1, 2014, we entered into a five-year lease for a new corporate office in Las Vegas, Nevada with an unrelated third party (the “Spencer Lease”). The Spencer Lease is for approximately 24,000 square feet of space, comprising of approximately 16,000 square feet of office space and 8,000 square feet of warehouse space.

The initial term of the Spencer Lease commenced on April 1, 2014 and was to expire on June 30, 2019. Annual base rent was $153,000 in the first year, which increases by approximately 4% each year and we are also obligated to pay real estate taxes and other building operating costs. Subject to certain conditions, we have certain rights under the Spencer Lease, including rights of first offer to purchase the premises if the landlord elects to sell.

On January 28, 2019, we executed a first amendment to the Spencer Lease to amend the lease expiration date from June 30, 2019 to December 31, 2019 with monthly base rents of $20,508 from July 1, 2019 to December 31, 2019. As a result of the amendment, we recorded a $117,755 increase to operating lease right-of-use asset and operating lease liability.

In connection with the Spencer Lease, the landlord agreed to finance tenant improvements of $150,000 (“TI Allowance”). The base rent is increased by an amount sufficient to fully amortize the TI Allowance through the initial Spencer Lease term upon equal monthly payments of principal and interest, with interest imputed on the outstanding principal balance at the rate of 5.5% per annum. The TI Allowance was classified as a finance lease on the condensed balance sheet upon the adoption of ASC 842 and was paid in full by June 30, 2019.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2019
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$162,303

Operating lease current liabilities	$142,130	Current portion of operating lease liabilities

Operating lease long-term liabilities	27,114	Long-term operating lease liabilities

Total operating lease liabilities	$169,244

Weighted-average remaining lease term:
Operating leases	1.1 years

Weighted-average discount rate:
Operating leases	5.9%

The components of lease expense are as follows:

	Three Months Ended June 30, 2019
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$5,714	Depreciation and amortization
Interest on lease liabilities	40	Interest expense
Total finance lease cost	$5,754

Operating lease cost	$65,222	Selling, general and administrative expense

	Six Months Ended June 30, 2019
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$14,286	Depreciation and amortization
Interest on lease liabilities	195	Interest expense
Total finance lease cost	$14,481

Operating lease cost	$128,931	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2019
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating Cash flows from finance leases	$195	Net income
Financing cash flows from finance leases	$14,198	Principal payments on finance lease obligations
Operating Cash flows from operating leases	$128,931	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$14,286	Supplemental cash flow information
Operating leases	$285,616	Supplemental cash flow information

As of June 30, 2019, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending June 30,	Amount
2020	$142,130
2021	15,218
2022	11,896
Total lease liabilities	$169,244

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

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Nevada State Bank credit agreement	$9,382,100	$10,042,400
Triangulum Promissory Note	39,096,401	—
Vehicle notes payable	64,932	85,043
Insurance notes payable	18,644	73,794
Long-term debt, gross	48,562,077	10,201,237
Less: Unamortized debt issuance costs	(80,438)	(94,562)
Long-term debt, net	48,481,639	10,106,675
Less: Current portion	(1,437,851)	(1,456,847)
Long-term debt, long-term portion	$47,043,788	$8,649,828

Nevada State Bank credit agreement.  On April 24, 2018 (the “Closing Date”), we entered into a credit agreement with ZB, N.A. dba Nevada State Bank (“NSB” and the “Credit Agreement”), which provides for a $11.0 million five-year term loan (the “Term Loan”) and a $1.0 million one-year revolving credit facility (the “Revolving Loan”). On April 22, 2019, we entered into a First Amendment to the Credit Agreement (the “First Amendment”) to extend the Revolving Loan Maturity Date from April 24, 2019 to April 24, 2021. $1.0 million was available under the Revolving Loan at June 30, 2019 and the filing date of this Quarterly Report on Form 10-Q.

Effective May 1, 2018, we entered into an interest rate swap agreement with an affiliate of NSB (the “Swap Agreement”) to lock the interest rate on the Term Loan at 6.43% (assuming a Leverage Ratio less than 2.0) for three years. The notional amount of the Swap Agreement is initially $10.9 million but will decrease over time as a result of the anticipated principal paydowns.

On May 6, 2019, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”) to (i) provide an additional $10 million of availability under the Term Loan; and (ii) waive for a period of 180 days the breach of any covenant in the Credit Agreement that might occur as a result of the redemption of common stock held by Triangulum.

Outstanding balances under the Term Loan and the Revolving Loan accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50%, or 4.00%, depending on our Leverage Ratio (as defined in the Credit Agreement).

We are required to make monthly principal and interest payments on the Term Loan, both of which are calculated over a seven-year term, with a balloon payment due on April 24, 2023.  Borrowings under the Credit Agreement are secured by a lien on substantially all our assets.

The Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature.  In particular, we are required to maintain (i) a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25; (ii) a maximum Leverage Ratio of 3.00 and (iii) a maximum Senior Leverage Ratio of 3.00.  The Credit Agreement allows us to make share repurchases and to incur up to an additional $1.0 million of unsecured indebtedness provided that we are in compliance with the covenants in the Credit Agreement on a pro forma basis. We were in compliance with the Fixed Charge Coverage Ratio as of June 30, 2019.  However, our Leverage Ratio and Senior Leverage Ratio exceeded the 3.00 maximum as of June 30, 2019 as a result of the addition of the Triangulum Promissory Note. Such non-compliance was waived by NSB in accordance with the Second Amendment.

Triangulum Promissory Note. On May 6, 2019, we issued the Triangulum Promissory Note in the face amount of $39,096,401. The Triangulum Promissory Note has no mandatory amortization, matures on May 5, 2029, and bears interest at a rate of 2% per annum, with accrued interest payable annually in arrears. It is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms.  We may prepay principal and any accrued interest in full or in part at any time (Note 1).

As of June 30, 2019, future maturities of our long-term debt obligations are as follows:

Twelve Months Ending June 30,	Total
2020	$1,437,851
2021	1,505,143
2022	1,595,582
2023	4,927,100
2024	—
Thereafter	39,096,401
Long-term debt, gross	48,562,077
Less:
Unamortized debt issuance costs	(80,438)
Long-term debt, net	$48,481,639

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2019 and 2018, respectively, we had the following client revenue concentration:

	Location	2019 Revenue	2018 Revenue	Accounts Receivable June 30, 2019	Accounts Receivable December 31, 2018
Client A	North America	9.4%	11.2%	$167,936	$207,343
Client B	Europe	11.5%	10.2%	$60,057	$156,478

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

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. The redemption of Triangulum’s shares was given effect pursuant to our Articles of Incorporation (the “Articles”), which expressly provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase.  The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401 (the “Triangulum Promissory Note”).  The Triangulum Promissory Note has no mandatory amortization, matures on May 5, 2029, and bears interest at a rate of 2% per annum, with accrued interest payable annually in arrears. It is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms.  We may prepay principal and any accrued interest in full or in part at any time.

In relation to the redemption of the Triangulum shares, on May 6, 2019, we filed a lawsuit against Triangulum and Robert Saucier seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”).  The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with our Articles of Incorporation.  (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, et al, Clark County, Nevada district court (Case No. A-19-794293-B)).  The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us.  The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust.  On July 11, 2019, the Court denied the Defendants’ Motion for Preliminary Injunction and all related relief.  Thereafter, Triangulum filed amended counterclaims.  We moved to dismiss the counterclaims on a number of legal grounds and will respond as and when appropriate.

On May 31, 2019 and June 6, 2019 respectively, Derek Webb and Hannah O’Donnell together filed a complaint and a related Motion for Order Granting Request to Compel an Annual Meeting, or in the Alternative for a Writ of Mandamus and Injunctive Relief (the “Motion”).  The Motion sought the Court to compel us to hold an Annual Shareholder’s Meeting in 2019 and also sought related relief:  that we not issue shares or redeem any shares or amend its Bylaws in any manner that could affect the obligation to hold the meeting or elect directors at the meeting. Webb and O’Donnell later withdrew their request that we not redeem any shares prior to the annual meeting.  On June 6, 2019, we notified the public of the holding of an Annual Meeting to take place on August 28, 2019 for shareholders of record of July 17, 2019.  During a hearing held on July 11, 2019, the Court denied Webb and O’Donnell’s Motion and all related relief.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

On March 29, 2019, we issued an aggregate of 70,200 restricted shares of our common stock valued at $112,320, to Messrs. Mark Lipparelli, Norm DesRosiers, Bryan Waters and William Zender who are members of our Board, in consideration of their service on the Board during the three months ended March 31, 2019. These shares vested immediately on the grant date.

On June 28, 2019, we issued an aggregate of 76,400 restricted shares of our common stock valued at $124,532, to Messrs. Mark Lipparelli, Norm DesRosiers, Gavin Isaacs, Bryan Waters and William Zender who are members of our Board, in consideration of their service on the Board during the three months ended June 30, 2019. These shares vested immediately on the grant date.

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum.

On April 24, 2018, our Board authorized the repurchase of shares of our common stock in an amount not to exceed $1.0 million. Such repurchases may be made from time to time based on market conditions and may be completed in the open market or in privately negotiated transactions. Repurchase transactions will be executed only when we believe that we will remain in compliance with the covenants of the Credit Agreement. Finally, execution of share repurchases may require regulatory approval in one or more jurisdictions. Except for the redemption from Triangulum described above, we have not repurchased any of our common stock as of June 30, 2019.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate at June 30, 2019 was 22.3%, as compared to 16.6% at June 30, 2018. This increase was primarily due to changes in permanent book-to-tax differences for the six months ended June 30, 2019. For the six months ended June 30, 2019 and 2018, our effective tax rate was 13.0% and 16.6%, respectively. This decrease was primarily due to tax benefits related to stock options exercised during the six months ended June 30, 2019.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which 5,550,750 shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of June 30, 2019, 295,234 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the six months ended June 30, 2019 and 2018, we issued 195,000 and 270,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the six months ended June 30, 2019 and 2018 was determined to be $366,900 and $169,777, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2019	Options Issued 2018
Dividend yield	0%	0%
Expected volatility	72%	78%
Risk free interest rate	1.83% - 2.51%	2.46% - 2.73%
Expected life (years)	5.00	5.00

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

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding – December 31, 2018	3,496,250	$0.66	$2,608,329	3.04
Issued	195,000	1.88	—	—
Exercised	(637,917)	0.36	—	—
Forfeited or expired	(13,333)	1.17	—	—
Outstanding – June 30, 2019	3,040,000	$0.80	$2,514,333	3.00
Exercisable – June 30, 2019	1,920,000	$0.60	$1,974,042	2.45

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Unvested – December 31, 2018	1,161,666	$0.95	$535,475	4.15
Granted	195,000	1.88	—	—
Vested	(223,333)	0.75	—	—
Forfeited or expired	(13,333)	1.17	—	—
Unvested – June 30, 2019	1,120,000	$1.15	$538,617	3.94

As of June 30, 2019, our unrecognized share-based compensation expense associated with the stock options issued was $468,874, which will be amortized over a weighted-average of 1.98 years.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of June 30, 2019, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended June 30, 2019.

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

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on the casino floor and legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming sites.  Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Additional information regarding our products and product categories may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 10-K and on our web site, www.galaxygaming.com. Information found on the web site should not be considered part of this report.

Results of operations for the three months ended June 30, 2019 and 2018. For the three months ended June 30, 2019, we generated gross revenues of $5,399,186 compared to gross revenues of $4,536,173 for the comparable prior-year period, representing an increase of 863,013, or 19.0%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) premium Games such as High Card Flush, Heads Up Hold ’em and Cajun Stud, which command a higher price point per unit; and (iii) internet-based gaming activities.

Selling, general and administrative expenses for the three months ended June 30, 2019 were $2,939,841 compared to $2,597,089 for the comparable prior period, representing an increase of $342,752, or 13.2%. This increase was primarily due to $170,416 in costs associated with the Triangulum Lawsuit and the strategic alternatives review during the three months ended June 30, 2019 and higher compensation and related expense as a result of higher revenue and our continued investment in personnel. Excluding the Triangulum Lawsuit costs, selling, general and administrative expenses as a percentage of gross revenue decreased to 51.3% for the three months ended June 30, 2019 from 57.3% for the comparable prior-year period.

Research and development expenses for the three months ended June 30, 2019 were $178,259, compared to $249,799 for the comparable prior-year period, representing a decrease of $71,540, or 28.6%. This decrease was primarily due to lower payroll and related costs as a result of the departure of our founder and former Executive Vice President of Business Development in November 2018.

Stock-based compensation expenses for the three months ended June 30, 2019 was $212,578, as compared to $191,112 for the comparable prior-year period, representing an increase of $21,466, or 11.2%. This increase was mainly due to additional grants issued to members of the Board, executive officers, employees and independent contractors.

Income from operations increased $537,765 or 53.6% to $1,540,519 for the three months ended June 30, 2019, compared to $1,002,754 for the comparable prior-year period. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative expenses.

Total interest expense increased $42,034, or 17.0%, to $289,353 for the three months ended June 30, 2019, compared to $247,319 for the comparable prior-year period. The increase was mainly attributable to interest accrued on the Triangulum Promissory Note, partially offset by lower interest rate on the Term Loan as compared to the previous term loan with Breakaway Capital Management, LLC that was extinguished in April 24, 2018.

Loss on extinguishment of debt was $1,347,506 in 2018 as a result of an early redemption premium paid in connection with the payoff of the previous term loan and the write-off of the associated unamortized debt issuance costs and unamortized fair value of the warrants.

Income tax provision was $126,309 for the three months ended June 30, 2019, compared to income tax benefit of $156,642 for the comparable prior-year period.  This change was primarily attributable to the improvement in income before provision for income taxes and tax benefits related to stock options exercised during the three months ended June 30, 2019.

Adjusted EBITDA (as defined below) was $2,404,557 for the three months ended June 30, 2019, compared to $1,652,656 for the comparable prior-year period, representing an increase of $751,901, or 45.5%.  This increase was primarily attributable to higher net income and addbacks for costs associated with the strategic alternatives review and the Triangulum Lawsuit in 2019, partially offset by the addbacks related to the loss on extinguishment of debt in 2018.

Results of operations for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, we generated gross revenues of $10,745,938 compared to gross revenues of $8,896,867 for the comparable prior-year period, representing an increase of 1,849,071, or 20.8%.  This increase was primarily attributable to higher revenue from: (i) Bonus Jackpot System due to additional game placements; (ii) premium Games such as High Card Flush, Heads Up Hold ’em and Cajun Stud, which command a higher price point per unit; and (iii) internet-based gaming activities.

Selling, general and administrative expenses for the six months ended June 30, 2019 were $6,480,710 compared to $5,182,159 for the comparable prior period, representing an increase of $1,298,551, or 25.1%. This increase was primarily due to $765,970 in costs associated with the strategic alternatives review and Triangulum Lawsuit during the six months ended June 30, 2019 and higher compensation and related expense as a result of higher revenue and our continued investment in personnel.  Excluding such costs, selling, general and administrative expenses as a percentage of gross revenue decreased to 53.2% for the six months ended June 30, 2019 from 58.2% for the comparable prior-year period.

Research and development expenses for the six months ended June 30, 2019 were $477,440, compared to $443,201 for the comparable prior-year period, representing an increase of $34,239, or 7.7%. This increase was primarily due to increased costs associated with testing our products currently in development.

Stock-based compensation expenses for the six months ended June 30, 2019 was $436,182, as compared to $357,590 for the comparable prior-year period, representing an increase of $78,592, or 22.0%.  This increase was mainly due to additional grants issued to members of the Board, executive officers, employees and independent contractors.

Income from operations increased $314,982 or 16.2% to $2,259,162 for the six months ended June 30, 2019, compared to $1,944,180 for the comparable prior-year period. This increase was primarily attributable to higher revenue, partially offset by higher selling, general and administrative expenses.

Total interest expense decreased $156,045, or 25.4%, to $457,367 for the six months ended June 30, 2019, compared to $613,412 for the comparable prior-year period. The decrease was mainly attributable to lower interest rate on the Term Loan as compared to the previous term loan, partially offset by interest accrued on the Triangulum Promissory Note.

Loss on extinguishment of debt was $1,347,506 in 2018 as a result of an early redemption premium paid in connection with the payoff of the previous term loan and the write-off of the associated unamortized debt issuance costs and unamortized fair value of the warrants.

Income tax provision was $227,323 for the six months ended June 30, 2019, compared to income tax benefit of $11,863 for the comparable prior-year period.  This change was primarily attributable to the improvement in income before provision for income taxes and tax benefits related to stock options exercised during the six months ended June 30, 2019.

Adjusted EBITDA (as defined below) was $4,424,422 for the six months ended June 30, 2019, compared to $3,212,120 for the comparable prior-year period, representing an increase of $1,212,302, or 37.7%.  This increase was primarily attributable to higher net income and addbacks for costs associated with the strategic alternatives review and the Triangulum Lawsuit in 2019, partially offset by the addbacks related to the loss on extinguishment of debt in 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2019	2018	2019	2018
Net income (loss)	$1,054,943	$(596,393)	$1,515,607	$(59,595)
Interest expense	289,353	247,319	457,367	613,412
Foreign currency exchange loss (gain)	24,305	83,917	(12,171)	(21,884)
Change in estimated fair value of interest rate swap liability	65,459	77,235	91,601	77,235
Loss on extinguishment of debt	—	1,347,506	—	1,347,506
Income tax provision (benefit)	126,309	(156,642)	227,323	(11,863)
Depreciation and amortization	481,044	458,790	963,108	910,350
Share based compensation expense	212,578	191,112	436,182	357,590
Non-recurring special project cost	170,416	—	765,970	—
Interest income	(19,850)	(188)	(20,565)	(631)
Adjusted EBITDA	$2,404,557	$1,652,656	$4,424,422	$3,212,120

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

As of June 30, 2019, we had total current assets of $12,594,544 and total assets of $22,928,200. This compares to $10,206,844 and $21,193,725, respectively, as of December 31, 2018. The increase in current assets as of June 30, 2019 was primarily due to an increase in cash, cash equivalents and restricted cash, accounts receivable and inventory. Our total current liabilities as of June 30, 2019 increased to $5,260,420 from $4,990,615 as of December 31, 2018, primarily due to an increase in accounts payable as a result of legal and professional fees related to the strategic alternatives review and Triangulum Litigation.

Our business model continues to be profitable and we have sufficient working capital and other options to ensure we are able to meet our short-term and long-term obligations.  At June 30, 2019 and the filing date of this Quarterly Report on Form 10-Q, we had $1.0 million available under the Revolving Loan. See Note 10 to our condensed financial statements included in Item 1 of this report. However, we do not have any letters of credit or written or oral commitments from officers or shareholders to provide us with loans or advances to support our operations or fund potential acquisitions.

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

Our operating activities provided $2,475,821 in cash for the six months ended June 30, 2019, compared to $762,372 for the comparable prior period. The increase in operating cash flow was primarily due to an increase in net income and a January 2018 license fee payment of $774,645.

Additionally, investing activities used cash of $37,856 for the six months ended June 30, 2019, which was due to the investment in intangible assets and acquisition of property and equipment.

Cash used in financing activities during the six months ended June 30, 2019 was $594,763, which was due to principal payments towards long-term debt and finance leases, partially offset by proceeds from stock option exercises.

Significant non-cash activities during the six months ended June 30, 2019 include the $39,096,401 redemption of Triangulum stock in exchange for the Triangulum Promissory Note. In addition, we recorded $299,902 in right-of-use assets in exchange for finance and operating lease liabilities as a result of the adoption of ASC 842. Furthermore, we transferred $109,725 and $113,117 from inventory to assets deployed at client locations for the six months ended June 30, 2019 and 2018, respectively.  These amounts represent the value of our enhanced table systems that were newly installed at our casino clients’ premises during the periods presented but are not reflected as cash flows used in investing activities.

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

Off-balance sheet arrangements. As of June 30, 2019, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 our disclosure controls and procedures were effective.

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

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. The redemption of Triangulum’s shares was given effect pursuant to our Articles of Incorporation (the “Articles”), which expressly provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase.  The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401 (the “Triangulum Promissory Note”).  The Triangulum Promissory Note has no mandatory amortization, matures on May 5, 2029, and bears interest at a rate of 2% per annum, with accrued interest payable annually in arrears. It is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms.  We may prepay principal and any accrued interest in full or in part at any time.

In relation to the redemption of the Triangulum shares, on May 6, 2019, we filed a lawsuit against Triangulum and Robert Saucier seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”).  The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with our Articles of Incorporation.  (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, et al, Clark County, Nevada district court (Case No. A-19-794293-B)).  The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us.  The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust.  On July 11, 2019, the Court denied the Defendants’ Motion for Preliminary Injunction and all related relief.  Thereafter, Triangulum filed amended counterclaims.  We moved to dismiss the counterclaims on a number of legal grounds and will respond as and when appropriate.

On May 31, 2019 and June 6, 2019 respectively, Derek Webb and Hannah O’Donnell together filed a complaint and a related Motion for Order Granting Request to Compel an Annual Meeting, or in the Alternative for a Writ of Mandamus and Injunctive Relief (the “Motion”).  The Motion sought the Court to compel us to hold an Annual Shareholder’s Meeting in 2019 and also sought related relief:  that we not issue shares or redeem any shares or amend its Bylaws in any manner that could affect the obligation to hold the meeting or elect directors at the meeting. Webb and O’Donnell later withdrew their request that we not redeem any shares prior to the annual meeting.  On June 6, 2019, we notified the public of the holding of an Annual Meeting to take place on August 28, 2019 for shareholders of record of July 17, 2019.  During a hearing held on July 11, 2019, the Court denied Webb and O’Donnell’s Motion and all related relief.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2019, we issued an aggregate of 76,400 restricted shares of our common stock valued at $124,532 to Messrs. Lipparelli, DesRosiers, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended June 30, 2019.  These shares vested immediately on the grant date.  In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment to Credit Agreement dated April 22, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019
10.2	Second Amendment to Credit Agreement dated May 6, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019
10.3	Board of Director Service Agreement dated June 3, 2019 with Michael Gavin Isaacs	8-K	000-30653	10.1	June 6, 2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 14, 2019

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 14, 2019

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)