Form 10-Q
period 2019-09-30
Galaxy Gaming, Inc.
filed 2019-11-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,910,344 common shares as of November 10, 2019.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2019	December 31, 2018
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$8,577,296	$6,311,563
Accounts receivable, net of allowance of $82,936 and $54,136, respectively	3,225,242	2,849,861
Inventory, net	689,767	531,814
Income tax receivable	337,292	—
Prepaid expense	550,340	510,254
Other current assets	4,541	3,352
Total current assets	13,384,478	10,206,844
Property and equipment, net	137,349	199,585
Operating lease right-of-use assets	101,958	—
Assets deployed at client locations, net	419,035	471,562
Goodwill	1,091,000	1,091,000
Other intangible assets, net	7,782,892	8,890,252
Deferred tax assets, net	338,676	334,482
Total assets	$23,255,388	$21,193,725
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,014,502	$681,936
Accrued expenses	1,285,310	1,295,570
Income taxes payable	—	82,091
Revenue contract liability	1,294,680	1,438,492
Deferred rent, current portion	—	14,025
Current portion of long-term debt	1,437,950	1,456,847
Current portion of operating lease liabilities	83,953	—
Other current liabilities	—	21,654
Total current liabilities	5,116,395	4,990,615
Long-term operating lease liabilities	23,074	—
Long-term debt, net	46,680,702	8,649,828
Interest rate swap liability	174,621	96,181
Total liabilities	51,994,792	13,736,624
Commitments and Contingencies (See Note 11)
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 17,910,344 and 39,921,591 shares issued and outstanding, respectively	17,910	39,922
Additional paid-in capital	5,536,497	4,733,701
Accumulated earnings (deficit)	(34,293,811)	2,683,478
Total stockholders’ equity (deficit)	(28,739,404)	7,457,101
Total liabilities and stockholders’ equity (deficit)	$23,255,388	$21,193,725

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Product leases and royalties	$5,371,450	$4,775,754	$16,116,533	$13,672,459
Product sales and service	196	30	1,050	191
Total revenue	5,371,646	4,775,784	16,117,583	13,672,650
Costs and expenses:
Cost of ancillary products and assembled components	37,674	47,828	167,009	107,215
Selling, general and administrative	3,460,319	2,559,056	9,941,029	7,741,213
Research and development	208,253	373,456	685,693	816,657
Depreciation and amortization	476,112	462,402	1,439,220	1,372,752
Share-based compensation	242,016	192,998	678,199	550,588
Total costs and expenses	4,424,374	3,635,740	12,911,150	10,588,425
Income from operations	947,272	1,140,044	3,206,433	3,084,225
Other income (expense):
Interest expense	(361,188)	(206,425)	(818,555)	(819,837)
Foreign currency exchange loss	(69,470)	(22,095)	(57,299)	(542)
Change in estimated fair value of interest rate swap liability	13,162	48,528	(78,440)	(28,707)
Loss on extinguishment of debt	—	(1,765)	—	(1,349,271)
Non-recurring severance expense	(185,000)	—	(185,000)	—
Interest income	25,326	343	45,891	974
Total other expense	(577,170)	(181,414)	(1,093,403)	(2,197,383)
Income before benefit (provision) for income taxes	370,102	958,630	2,113,030	886,842
Benefit (provision) for income taxes	210,132	(166,662)	(17,189)	(154,799)
Net income	$580,234	$791,968	$2,095,841	$732,043

Net income per share:
Basic	$0.03	$0.02	$0.07	$0.02
Diluted	$0.03	$0.02	$0.07	$0.02

Weighted-average shares outstanding:
Basic	17,774,022	39,844,863	28,083,665	39,805,144
Diluted	19,102,709	41,184,368	29,672,645	41,059,384

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, December 31, 2018	39,921,591	$39,922	$4,733,701	$2,683,478	$7,457,101
Common stock redemption	(23,271,667)	(23,271)	—	(39,073,130)	(39,096,401)
Net income	—	—	—	1,515,607	1,515,607
Stock options exercised	556,220	556	96,051	—	96,607
Share based compensation expense	546,600	546	435,636	—	436,182
Balance, June 30, 2019	17,752,744	17,753	5,265,388	(34,874,045)	(29,590,904)
Net income	—	—	—	580,234	580,234
Stock options exercised	75,000	75	29,175	—	29,250
Share based compensation expense	82,600	82	241,934	—	242,016
Balance, September 30, 2019	17,910,344	$17,910	$5,536,497	$(34,293,811)	$(28,739,404)

	Common Stock		Additional Paid in		Total Shareholders'
	Shares	Amount	Capital	Accumulated Earnings	Equity
Beginning balance, December 31, 2017	39,565,591	$39,566	$3,957,703	$1,465,599	$5,462,868
Net loss	—	—	—	(59,595)	(59,595)
Share based compensation expense	278,000	278	357,312	—	357,590
Balance, June 30, 2018	39,843,591	39,844	4,315,015	1,406,004	5,760,863
Net income	—	—	—	791,968	791,968
Share based compensation expense	39,000	39	192,959	—	192,998
Balance, September 30, 2018	39,882,591	$39,883	$4,507,974	$2,197,972	$6,745,829

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$2,095,841	$732,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,424,934	1,372,752
Amortization of lease right-of-use assets	203,205	—
Amortization of debt issuance costs and debt discount	25,584	119,809
Loss on extinguishment of debt	—	1,349,271
Bad debt expense	101,938	38,374
Change in estimated fair value of interest rate swap liability	78,440	28,707
Deferred income tax benefit	(4,194)	—
Share-based compensation	678,199	550,588
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	33,291	(24,601)
Changes in operating assets and liabilities:
Accounts receivable	(477,319)	(187,445)
Inventory	(315,155)	(317,978)
Prepaid expenses	(40,086)	(74,165)
Other current assets	—	20,156
Accounts payable	332,566	(524,503)
Accrued expenses	(14,826)	335,838
Income taxes receivable/payable	(414,817)	(625,788)
Revenue contract liability	(143,812)	137,619
Operating lease liabilities	(197,875)	—
Other current liabilities	(71,581)	(107,054)
Deferred rent	—	(16,666)
Net cash provided by operating activities	3,294,333	2,806,957
Cash flows from investing activities:
Investment in intangible assets	(27,400)	(33,048)
Acquisition of property and equipment	(32,495)	(67,050)
Net cash used in investing activities	(59,895)	(100,098)
Cash flows from financing activities:
Proceeds from debt issued	—	11,098,986
Proceeds from stock option exercises	189,981	—
Payments of debt issuance costs	(5,736)	(136,162)
Payment of warrant liability	—	(1,333,333)
Principal payments on finance lease obligations	(14,198)	(24,415)
Principal payments on long-term debt	(1,105,461)	(10,296,900)
Payments of long-term debt redemption premium	—	(374,500)
Net cash used in financing activities	(935,414)	(1,066,324)
Effect of exchange rate changes on cash	(33,291)	24,601
Net increase in cash, cash equivalents and restricted cash	2,265,733	1,665,136
Cash, cash equivalents and restricted cash – beginning of period	6,311,563	3,581,209
Cash, cash equivalents and restricted cash – end of period	$8,577,296	$5,246,345
Supplemental cash flow information:
Cash paid for interest	$502,764	$700,027
Cash paid for income taxes	$436,200	$795,818
Supplemental schedule of non-cash activities:
Common stock redemption in exchange for promissory note	$39,096,401	$—
Right-of-use assets obtained in exchange for lease liabilities	$305,163	$—
Inventory transferred to assets deployed at client locations	$157,202	$147,434

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

As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401 (the “Triangulum Promissory Note”). See Note 10.

Furthermore, we filed a lawsuit on May 6, 2019 seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”).  The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles of Incorporation (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, Clark County, Nevada district court (Case No. A-19-794293-B)).

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us.  The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust.  On July 11, 2019, the Court denied the defendants’ Motion for Preliminary Injunction and all related relief.  On September 6, 2019, Defendants appealed the denial of the Motion for Preliminary Injunction to the Nevada Supreme Court.  We will oppose the appeal, but a briefing schedule has not yet been set by the Supreme Court.  Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion, stating that the amended complaint was sufficiently plead.  The Company will file a Petition for a Writ of Mandamus challenging the ruling.

On October 18, 2019, Saucier also filed counterclaims centered similarly on a theory of wrongful redemption, and also claims that for breach of contract and quantum meruit, alleging Galaxy Gaming was obligated to pay Saucier his year-end bonuses, despite his resignation. We will file a timely response, disputing these claims.

Effective June 3, 2019, our Board of Directors (the “Board”) appointed Michael Gavin Isaacs as an independent director. Upon joining the Board, Mr. Isaacs entered into a Board of Directors Services Agreement pursuant to which, among other things, Mr. Isaacs shall receive 75,000 shares of our restricted common stock, which vest in three annual installments on each of the first three anniversary dates of the services agreement.  Mr. Isaacs shall also receive quarterly grants of 12,400 common shares (vesting immediately at grant date) for his continued service as a director and shall receive $42,000 in cash compensation annually, paid monthly in arrears.  As a non-employee director, he will be entitled to receive any other annual cash and equity compensation payable to our other non-employee directors from time to time.

On August 28, 2019, the Company held its Annual Shareholder meeting. The detailed results are available for review as previously reported on Form 8-K. The Company’s current Board of Directors were reelected to stand for the next period.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America and Caribbean	$3,891,875	$3,622,729	$11,644,353	$10,568,129
Europe	1,479,771	1,153,055	4,473,230	3,104,521
Total revenue	$5,371,646	$4,775,784	$16,117,583	$13,672,650

Revenue contract liability

For a portion of our business, we invoice our clients monthly in advance for unlimited use of our intellectual property licenses and recognize a revenue contract liability that represents such advanced billing to our clients for unsatisfied performance.  We reduce the revenue contract liability and recognize revenue when we transfer those goods or services and, therefore, satisfy our performance obligation.

The table below summarizes changes in the revenue contract liability during the nine months ended September 30, 2019:

Beginning balance – January 1, 2019	$1,438,492
Increase (advanced billings)	11,547,925
Decrease (revenue recognition)	(11,691,737)
Ending balance – September 30, 2019	$1,294,680

Revenue recognized during the nine months ended September 30, 2019 that was included in the beginning balance of revenue contract liability above was $1,436,410.

NOTE 4. INVENTORY

Inventory, net consisted of the following at:

	September 30,	December 31,
	2019	2018
Raw materials and component parts	$361,433	$267,517
Finished goods	358,333	306,335
Inventory, gross	719,766	573,852
Less: inventory reserve	(29,999)	(42,038)
Inventory, net	$689,767	$531,814

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$312,640	$312,640
Automotive vehicles	215,127	215,127
Leasehold improvements	9,883	156,843
Computer equipment	189,294	159,838
Office equipment	53,483	53,484
Property and equipment, gross	780,427	897,932
Less: accumulated depreciation	(643,078)	(698,347)
Property and equipment, net	$137,349	$199,585

Property and equipment, net included $150,000 of leasehold improvements acquired under capital leases and $135,714 of related accumulated depreciation as of December 31, 2018, both of which were reclassified to finance lease right-of-use assets upon the adoption of ASC 842 on January 1, 2019 (Note 9).

For the nine months ended September 30, 2019 and 2018, depreciation expense related to property and equipment was $80,445 and $99,944, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at:

	September 30,	December 31,
	2019	2018
Enhanced table systems	$1,042,997	$946,237
Less: accumulated depreciation	(623,962)	(474,675)
Assets deployed at client locations, net	$419,035	$471,562

For the nine months ended September 30, 2019 and 2018, depreciation expense related to assets deployed at client locations was $209,729 and $145,419, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of an asset acquisition completed in October 2011 from Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2019	2018
Patents	$13,485,000	$13,485,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	153,415	126,015
Other intangible assets, gross	20,579,382	20,551,982
Less: accumulated amortization	(12,796,490)	(11,661,730)
Other intangible assets, net	$7,782,892	$8,890,252

For the nine months ended September 30, 2019 and 2018, amortization expense related to the other intangible assets was $1,134,760 and $1,127,388, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending September 30,	Total
2020	$1,500,836
2021	1,410,341
2022	1,398,822
2023	253,507
2024	252,930
Thereafter	2,966,456
Total amortization	$7,782,892

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30,	December 31,
	2019	2018
Payroll and related	$889,137	$1,136,808
Interest	322,249	—
Commissions and royalties	45,482	113,462
Other	28,442	45,300
Total accrued expenses	$1,285,310	$1,295,570

NOTE 9. LEASES

Lessee

We have operating leases for our corporate office, two satellite facilities in the state of Washington, and for certain equipment. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

On January 28, 2019, we executed a first amendment to the corporate office lease to amend the lease expiration date from September 30, 2019 to December 31, 2019, with monthly base rents of $20,508 from July 1, 2019 to December 31, 2019. As a result of the amendment, we recorded a $117,755 increase to operating lease right-of-use assets and operating lease liabilities. In connection with negotiating the original corporate office lease in 2014, the landlord agreed to finance tenant improvements of $150,000. Upon adoption of ASC 842 (effective January 1, 2019), the remaining amount was classified as a finance lease on the condensed balance sheet, which was paid in full by June 30, 2019.

As of September 30, 2019, our leases have remaining lease terms ranging from three months to 33 months. Gross right-of-use assets recorded under finance leases and operating leases were $14,286 and $290,877, respectively, and the related accumulated amortization was $14,286 and $188,919, respectively.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2019
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$101,958

Operating lease current liabilities	$83,953	Current portion of operating lease liabilities

Operating lease long-term liabilities	23,074	Long-term operating lease liabilities

Total operating lease liabilities	$107,027

Weighted-average remaining lease term:
Operating leases	1.1 years

Weighted-average discount rate:
Operating leases	5.8%

The components of lease expense are as follows:

	Three Months Ended September 30, 2019
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$—	Depreciation and amortization
Interest on lease liabilities	—	Interest expense
Total finance lease cost	$—

Operating lease cost	$66,303	Selling, general and administrative expense

	Nine Months Ended September 30, 2019
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$14,286	Depreciation and amortization
Interest on lease liabilities	195	Interest expense
Total finance lease cost	$14,481

Operating lease cost	$195,234	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2019
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating cash flows from finance leases	$195	Net income
Financing cash flows from finance leases	$14,198	Principal payments on finance lease obligations
Operating cash flows from operating leases	$195,234	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$14,286	Supplemental cash flow information
Operating leases	$290,877	Supplemental cash flow information

As of September 30, 2019, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending September 30,	Amount
2020	$83,524
2021	14,730
2022	8,773
Total lease liabilities	$107,027

Lessor

Our agreements with the casino clients for the license of proprietary tables games are outside of the scope of ASC 842 as such agreements are related to the license of intellectual property.

Enhanced table systems are electronic enhancements used on casino table games to add to player appeal and enhance game security.  An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities.  Typically, the BJS system includes a server, an electronic video display known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game, and other electronic components.  Our BJS agreements with clients convey to them the rights to use equipment. However, these agreements are month-to-month and there is no penalty for either party to terminate the agreements without permission from the other party. As a result, these agreements are not considered leases and, therefore, are outside of the scope of ASC 842 as well.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at:

	September 30,	December 31,
	2019	2018
Nevada State Bank credit agreement	$9,041,000	$10,042,400
Triangulum Promissory Note	39,096,401	—
Vehicle notes payable	54,776	85,043
Insurance notes payable	—	73,794
Long-term debt, gross	48,192,177	10,201,237
Less: Unamortized debt issuance costs	(73,525)	(94,562)
Long-term debt, net	48,118,652	10,106,675
Less: Current portion	(1,437,950)	(1,456,847)
Long-term debt, long-term portion	$46,680,702	$8,649,828

Amendments to the Nevada State Bank (“NSB”) Credit Agreement. On May 6, 2019, we entered into a Second Amendment to the Nevada State Bank (“NSB”) Credit Agreement to (i) provide an additional $10 million Term Loan B availability under the Term Loan; and (ii) waive for a period of 180 days the breach of any covenant in the Credit Agreement resulting of the redemption of common stock held by Triangulum.

On August 16, 2019, we entered into a Third Amendment to the NSB Credit Agreement, pursuant to which we agreed to pay a fee on the unused amounts under the revolving portion of the credit agreement at a rate of 0.25% per annum, retroactive to April 22, 2019.

On October 14, 2019, we entered into a Fourth Amendment to the NSB Credit Agreement, which established a Senior Leverage Ratio (as defined in the amended Credit Agreement) of 2.0x for the remaining term of the NSB Credit Agreement. In addition, the Total Leverage Ratio (as defined in the amended Credit Agreement) was set at 7.25x, with semi-annual step-downs of 0.25x every six months, commencing June 30, 2020 through December 31, 2022. Lastly, the $10 million additional Term Loan B availability that was provided in the Second Amendment was eliminated.

Outstanding balances under amended NSB Credit Agreement accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50% or 4.00%, depending on our Leverage Ratio (as defined in the amended Credit Agreement).

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

As of September 30, 2019, future maturities of our long-term debt obligations are as follows:

Twelve Months Ending September 30,	Total
2020	$1,437,950
2021	1,530,149
2022	1,616,655
2023	4,511,022
2024	—
Thereafter	39,096,401
Long-term debt, gross	48,192,177
Less:
Unamortized debt issuance costs	(73,525)
Long-term debt, net	$48,118,652

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2019 and 2018, respectively, we had the following client revenue concentration:

	Location	2019 Revenue	2018 Revenue	Accounts Receivable September 30, 2019	Accounts Receivable December 31, 2018
Client A	North America	9.4%	11.0%	$213,642	$207,343
Client B	Europe	9.9%	9.8%	$171,935	$156,478

Legal proceedings (also see Note 1). In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity but may be material to the results of operations in any given period.

On May 31, 2019 and June 6, 2019 respectively, Derek Webb and Hannah O’Donnell together filed a complaint and a related Motion for Order Granting Request to Compel an Annual Meeting, or in the Alternative for a Writ of Mandamus and Injunctive Relief (the “Motion”).  The Motion sought the Court to compel us to hold an Annual Shareholder’s Meeting in 2019 and also sought related relief:  that we not issue shares or redeem any shares or amend its Bylaws in any manner that could affect the obligation to hold the meeting or elect directors at the meeting. On June 6, 2019, we notified the public of the holding of an Annual Meeting to take place on August 28, 2019 for shareholders of record of July 17, 2019. During a hearing held on July 11, 2019, the Court denied Webb and O’Donnell’s Motion and all related relief. The Annual Meeting took place on August 28, 2019. On October 17, 2019, the Court dismissed the case as a result of a stipulation of the parties.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

During the nine months ended September 30, 2019, we issued an aggregate of 229,200 restricted shares of our common stock valued at $388,919, to our board members in consideration of their service on the Board. These shares vested immediately on the grant date.

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate (“ETR”) at September 30, 2019 was 16.5%, as compared to 17.5% at September 30, 2018. This decrease was primarily due to changes in permanent book-to-tax differences for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019 and 2018, our ETR was 0.8% and 17.5%, respectively. The following discrete items during nine months ended September 30, 2019 caused the year-to-date effective tax rate to be significantly different from our historical ETR: (i) we recorded an income tax benefit of approximately $150,000 as a result of a prior period change in estimate related to the foreign-derived intangible income (“FDII”) special deduction under Section 250 of the Internal Revenue Code, which reduced the ETR by 7.1% and (ii) we recorded an income tax benefit of approximately $180,000 as a result of tax benefits related to non-qualified stock options exercised during the period, which reduced the ETR by 8.5%.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which 5,550,750 shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of September 30, 2019, 177,634 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the nine months ended September 30, 2019 and 2018, we issued 320,000 and 270,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the nine months ended September 30, 2019 and 2018 was determined to be $564,450 and $169,807, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2019	Options Issued 2018
Dividend yield	0%	0%
Expected volatility	71.61% - 72.11%	78%
Risk free interest rate	1.37% - 2.51%	2.46% - 2.73%
Expected life (years)	5.00	5.00

On February 21, 2019, we amended the employment agreement between the Company and Todd Cravens, our President and Chief Executive Officer. Among other things, this amendment grants Mr. Cravens an option to purchase 150,000 shares of our common stock (the “2020 Option”).  The 2020 Option, which vests on August 1, 2020 so long as Mr. Cravens remains a full-time employee of the Company on August 1, 2020, has an exercise price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter). If Mr. Cravens is terminated as a result of a change of control of the Company prior to August 1, 2020, the 2020 Option vests in full upon his termination at an exercise price of $1.90 per share (our common stock closing price on February 21, 2019).

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2018	3,496,250	$0.66	$2,608,329	3.04
Issued	320,000	1.76	—	—
Exercised	(712,916)	0.37	—	—
Forfeited or expired	(103,334)	0.94	—	—
Outstanding – September 30, 2019	3,000,000	$0.84	$2,992,800	2.88
Exercisable – September 30, 2019	1,988,333	$0.62	$2,426,025	3.65

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2018	1,161,666	$0.95	$535,475	4.15
Granted	320,000	1.76	—	—
Vested	(373,333)	0.76	—	—
Forfeited or expired	(96,666)	0.93	—	—
Unvested – September 30, 2019	1,011,667	$1.17	$680,526	4.39

As of September 30, 2019, our unrecognized share-based compensation expense associated with the stock options issued was $506,330, which will be amortized over a weighted-average of 2.04 years.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of September 30, 2019, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended September 30, 2019 except as follows disclosed in Note 1 and Note 11 and as follows:

On October 10, 2019 the Board of Directors authorized a one million share increase in the number of shares available under the 2014 Plan.

On October 22, 2019 we entered into Amendment #3 to the employment agreement with our Chief Financial Officer (“Mr. Hagerty”). Among other things, Amendment #3 provides (i) that Mr. Hagerty’s base salary will remain at the annual rate of $200,000.00; (ii) that Mr. Hagerty receive a grant of 200,000 options at a strike price of $1.972, vest as follows: 66,666 shares on October 22, 2020, 66,666 shares on October 22, 2021, and 66,668 shares on April 30, 2022; (iii) that the end date of the term of employment be extended from April 30, 2020 to April 30, 2022.

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

Results of operations for the three months ended September 30, 2019 and 2018. For the three months ended September 30, 2019, we generated total revenues of $5,371,646 compared to total revenues of $4,775,784 for the comparable prior-year period, representing an increase of 595,862, or 12.5%.  This increase was primarily attributable to higher revenue from additional placements for: (i) Bonus Jackpot System; and (ii) premium Games such as High Card Flush, Heads Up Hold ’em, Cajun Stud and Super Three Card.

Selling, general and administrative expenses for the three months ended September 30, 2019 were $3,460,319 compared to $2,559,056 for the comparable prior period, representing an increase of $901,263, or 35.2%. This increase was primarily due to $469,249 in expenses associated with the Triangulum Lawsuit and the contested proxy campaign and $82,650 in expenses related to rebranding. Excluding such expenses, selling, general and administrative expenses as a percentage of total revenue were 54.1% in the three months ended September 30, 2019 as compared to 53.6% in the comparable prior-year period.

Research and development expenses for the three months ended September 30, 2019 were $208,253, compared to $373,456 for the comparable prior-year period, representing a decrease of $165,203, or 44.2%. This decrease was primarily due to lower payroll and related costs as a result of the departure of our founder and former Executive Vice President of Business Development in November 2018 and the former Chief Technology Officer in July 2019.

Share-based compensation expenses for the three months ended September 30, 2019 was $242,016, as compared to $192,998 for the comparable prior-year period, representing an increase of $49,018, or 25.4%. This increase was mainly due to additional grants issued to members of the Board, executive officers, employees and independent contractors.

Income from operations decreased $192,772 or 16.9% to $947,272 for the three months ended September 30, 2019, compared to $1,140,044 for the comparable prior-year period. This decrease was primarily attributable to higher selling, general and administrative expenses principally related to the Triangulum lawsuit, the contested proxy and the rebranding.

Total interest expense increased $154,763, or 75.0%, to $361,188 for the three months ended September 30, 2019, compared to $206,425 for the comparable prior-year period. The increase was mainly attributable to interest accrued on the Triangulum Promissory Note.

Loss on extinguishment of debt was $0 in the three months ended September 30, 2019, as compared to $1,765 for the comparable prior-year period. The loss in the comparable prior-year period was a result of legal expenses incurred in connection with the payoff of the previous term loan with Breakaway Capital Management, LLC (the “Breakaway Loan”) that was extinguished on April 24, 2018.

Income tax benefit was $210,132 for the three months ended September 30, 2019, compared to income tax provision of $166,662 for the comparable prior-year period. This change was primarily attributable to (i) the income tax benefit of approximately $150,000 we recorded as a result of a prior period change in estimate related to the foreign-derived intangible income (“FDII”) special deduction under Section 250 of the Internal Revenue Code, which reduced the ETR by 7.1% and (ii) the income tax benefit of approximately $180,000 as a result of tax benefits related to non-qualified stock options exercised during the period, which reduced the ETR by 8.5%.

Adjusted EBITDA (as defined below) was $2,217,299 for the three months ended September 30, 2019, compared to $1,795,444 for the comparable prior-year period, representing an increase of $421,855, or 23.5%. This increase was primarily attributable to higher earnings after the addback in 2019 of expenses associated with the Triangulum Lawsuit, the contested proxy campaign, rebranding expenses and severance expense.

Results of operations for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, we generated total revenues of $16,117,583 compared to total revenues of $13,672,650 for the comparable prior-year period, representing an increase of 2,444,933, or 17.9%. This increase was primarily attributable to higher revenue from additional placements for: (i) Bonus Jackpot System; (ii) premium Games such as High Card Flush, Heads Up Hold ’em, Cajun Stud and Super Three Card; and (iii) higher internet-based gaming activities.

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $9,941,029 compared to $7,741,213 for the comparable prior period, representing an increase of $2,199,816, or 28.4%. This increase was primarily due to $1,235,220 in expenses associated with the Triangulum Lawsuit and the contested proxy campaign and $95,150 of rebranding expenses incurred during the nine months ended September 30, 2019. Excluding such costs, selling, general and administrative expenses as a percentage of gross revenue decreased to 53.4% for the nine months ended September 30, 2019 from 56.6% for the comparable prior-year period.

Research and development expenses for the nine months ended September 30, 2019 were $685,693, compared to $816,657 for the comparable prior-year period, representing a decrease of $130,964, or 16.0%. This decrease was primarily due to lower payroll and related expenses as a result of the departure of our founder and former Executive Vice President of Business Development in November 2018 and the former Chief Technology Officer in July 2019.

Share-based compensation expenses for the nine months ended September 30, 2019 was $678,199, as compared to $550,588 for the comparable prior-year period, representing an increase of $127,611, or 23.2%. This increase was mainly due to additional grants issued to members of the Board, executive officers, employees and independent contractors.

Income from operations increased $122,208 or 4.0% to $3,206,433 for the nine months ended September 30, 2019, compared to $3,084,225 for the comparable prior-year period. This increase was primarily attributable to higher revenue, offset by higher selling, general and administrative expenses.

Total interest expense decreased $1,282, or 0.2%, to $818,555 for the nine months ended September 30, 2019, compared to $819,837 for the comparable prior-year period. The decrease was mainly attributable to a lower interest rate on the Term Loan as compared to the Breakaway Loan, partially offset by interest accrued on the Triangulum Promissory Note.

Loss on extinguishment of debt was $0 in the nine months ended September 30, 2019, as compared to $1,349,271 in the comparable prior-year period. The loss in the comparable prior-year period was a result of an early redemption premium paid in connection with the payoff of the previous term loan and the write-off of the associated unamortized debt issuance costs and unamortized fair value of the warrants.

Income tax provision was $17,189 for the nine months ended September 30, 2019, compared to income tax provision of $154,799 for the comparable prior-year period. This change was primarily attributable to (i) the income tax benefit of approximately $150,000 we recorded as a result of a prior period change in estimate related to the foreign-derived intangible income (“FDII”) special deduction under Section 250 of the Internal Revenue Code, which reduced the ETR by 7.1% and (ii) the income tax benefit of approximately $180,000 as a result of tax benefits related to non-qualified stock options exercised during the period, which reduced the ETR by 8.5%.

Adjusted EBITDA (as defined below) was $6,654,222 for the nine months ended September 30, 2019, compared to $5,007,565 for the comparable prior-year period, representing an increase of $1,646,657, or 32.9%. This increase was primarily attributable to higher net income and addbacks in 2019 for costs associated with the strategic alternatives review, the Triangulum Lawsuit, the contested proxy campaign, rebranding expenses and a one-time severance expense of $185,000, partially offset by the addbacks related to the loss on extinguishment of debt in 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2019	2018	2019	2018
Net income	$580,234	$791,968	$2,095,841	$732,043
Interest expense	361,188	206,425	818,555	819,837
Foreign currency exchange loss	69,470	22,095	57,299	542
Change in estimated fair value of interest rate swap liability	(13,162)	(48,528)	78,440	28,707
Loss on extinguishment of debt	—	1,765	—	1,349,271
Income tax provision (benefit)	(210,132)	166,662	17,189	154,799
Depreciation and amortization	476,112	462,402	1,439,220	1,372,752
Share based compensation expense	242,016	192,998	678,199	550,588
Non-recurring rebranding expense	82,650	—	95,150	—
Non-recurring severance expense	185,000	—	185,000	—
Non-recurring special project cost	469,249	—	1,235,220	—
Interest income	(25,326)	(343)	(45,891)	(974)
Adjusted EBITDA	$2,217,299	$1,795,444	$6,654,222	$5,007,565

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

As of September 30, 2019, we had total current assets of $13,384,478 and total assets of $23,255,388. This compares to $10,206,844 and $21,193,725, respectively, as of December 31, 2018. The increase in current assets as of September 30, 2019 was primarily due to an increase in cash, cash equivalents and restricted cash, accounts receivable and inventory. Our total current liabilities as of September 30, 2019 increased to $5,116,395 from $4,990,615 as of December 31, 2018, primarily due to an increase in accounts payable.

Our business model continues to be profitable and we have sufficient working capital and other options to ensure we are able to meet our short-term and long-term obligations.  At September 30, 2019 and at the filing date of this Quarterly Report on Form 10-Q, we had $1.0 million available under the Revolving Loan. See Note 10 to our condensed financial statements included in Item 1 of this report.

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

Our operating activities provided $3,294,333 in cash for the nine months ended September 30, 2019, compared to $2,806,957 for the comparable prior period. The increase in operating cash flow was primarily due to an increase in net income in the 2019 period and a January 2018 license fee payment of $774,645.

Additionally, investing activities used cash of $59,895 for the nine months ended September 30, 2019, compared to $100,098 for the comparable prior period. In both periods, the investments were in intangible assets and acquisition of property and equipment.

Cash used in financing activities during the nine months ended September 30, 2019 was $935,414, which was due to principal payments on long-term debt and finance leases, partially offset by proceeds from stock option exercises. This compares to $1,066,324 for the comparable prior period.

Significant non-cash activities during the nine months ended September 30, 2019 include the $39,096,401 one-time redemption of Triangulum stock in exchange for the Triangulum Promissory Note. In addition, we recorded $305,163 in right-of-use assets in exchange for finance and operating lease liabilities as a result of the adoption of ASC 842 effective January 1, 2019. Furthermore, we transferred $157,202 and $147,434 from inventory to assets deployed at client locations for the nine months ended September 30, 2019 and 2018, respectively. These amounts represent the value of our enhanced table systems that were newly installed at our casino clients’ premises during the periods presented but are not reflected as cash flows used in investing activities.

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

Off-balance sheet arrangements. As of September 30, 2019, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures were effective.

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

In relation to the redemption of the Triangulum shares, on May 6, 2019, we filed a lawsuit seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”).  The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles of Incorporation (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, Clark County, Nevada district court (Case No. A-19-794293-B)).

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us.  The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust.  On July 11, 2019, the Court denied the defendants’ Motion for Preliminary Injunction and all related relief.  On September 6, 2019, Defendants appealed the denial of the Motion for Preliminary Injunction to the Nevada Supreme Court.  We will oppose the appeal, but a briefing schedule has not yet been set by the Supreme Court.  Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion, stating that the amended complaint was sufficiently plead.  We will file a Petition for a Writ of Mandamus challenging the ruling.

On October 18, 2019, Saucier also filed counterclaims centered similarly on a theory of wrongful redemption, and claims that for breach of contract and quantum meruit, alleging Galaxy Gaming was obligated to pay Saucier his year-end bonuses, despite his resignation. We will file a timely response, disputing these claims.

On May 31, 2019 and June 6, 2019 respectively, Derek Webb and Hannah O’Donnell together filed a complaint and a related Motion for Order Granting Request to Compel an Annual Meeting, or in the Alternative for a Writ of Mandamus and Injunctive Relief (the “Motion”).  The Motion sought the Court to compel us to hold an Annual Shareholder’s Meeting in 2019 and also sought related relief: that we not issue shares or redeem any shares or amend its Bylaws in any manner that could affect the obligation to hold the meeting or elect directors at the meeting. On June 6, 2019, we notified the public of the holding of an Annual Meeting to take place on August 28, 2019 for shareholders of record of July 17, 2019.  During a hearing held on July 11, 2019, the Court denied Webb and O’Donnell’s Motion and all related relief. The Annual Meeting took place on August 28, 2019.  On October 17, 2019 the Court dismissed the case as a result of a stipulation of the parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2019, we issued an aggregate of 82,600 restricted shares of our common stock valued at $152,067 to Messrs. Lipparelli, DesRosiers, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended September 30, 2019. These shares vested immediately on the grant date. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Third Amendment to Credit Agreement dated August 16, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.2	August 28, 2019

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 14, 2019

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 14, 2019

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)