Form 10-K
period 2019-12-31
Galaxy Gaming, Inc.
filed 2020-03-30
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 000-30653

Galaxy Gaming, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6767 Spencer Street – Las Vegas, NV 89119
(Address of principal executive offices)
(702) 939-3254
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter. $25,579,417.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 18,042,944 common shares as of March 27, 2020.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts but are “forward-looking” statement. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intent, may, plan, predict, project, pursue, will continue and other similar terms and phrases, as well as the use of the future tense.

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

PART I

ITEM 1. BUSINESS

BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming,” “we,” “us,” “our” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

Galaxy Gaming, Inc. was formed in 2006 by acquiring the assets and business operations of Galaxy Gaming, LLC which was formed in 2002.

We are an established global gaming company specializing in the design, development, acquisition, assembly and marketing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to offer popular cutting-edge gaming entertainment content and technology to their players to enhance their gaming floor operations, and to improve their profitability, productivity and security. We market our products and services to land-based and riverboat gaming companies located in North America, the Caribbean, Central America, the British Isles, Europe and Africa and to cruise ship companies and internet gaming sites worldwide. We currently serve approximately 600 casinos that use our products on approximately 5,500 gaming tables. Additional information regarding our products and services may be found on our website, www.galaxygaming.com. Information found on the website should not be considered part of this report.

Products and Services

Proprietary Table Games. Casinos use Proprietary Table Games together with or in lieu of other games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering options typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of our Side Bets include 21+3, Lucky Ladies and Bonus Craps. Premium Games are unique stand-alone games with their own unique set of rules and strategies. Examples of our Premium Games include Heads Up Hold ’em, High Card Flush, Cajun Stud and Three Card Poker. Generally, Premium Games generate higher revenue per table placement than the Side Bet games.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities. This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms. Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game. The BJS system can also be used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos, which we refer to as our Inter-Casino Link System.

Through August 2018, we had exclusive worldwide rights (excluding one international territory and two U.S. states) to the TableMAX e-Table system, which is a fully automated, dealer-less, multi-player electronic table game platform. Our rights were obtained through an operating and license agreement executed in 2011 (the “TMAX Agreement”) with TableMAX Gaming, Inc. (“TMAX”). Effective December 29, 2017, we entered into a First Amendment to the TMAX Agreement (the First Amendment”) to, among other things, allow us to retain all net profits generated after the date of the First Amendment and terminate the TMAX Agreement effective upon December 31, 2019. The parties also executed a related settlement and release agreement (the “Settlement and Release Agreement”). In January 2018, in connection with the First Amendment and the Settlement and Release Agreement, we paid $774,645 to an assignee of TMAX, and in August 2018, the TMAX Agreement was terminated.

Recurring Revenue and Gross Margins

A majority of our clients contract with us to use our products and services on a month-to-month basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for over 99.99% of our total revenues in 2019. Our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations.

For more information about our revenues, operating income and assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Financial Information” included in this report.

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

Expand the number of markets we serve. There are table games markets in North America that we do not serve or in which we cannot offer our full suite of products and services. In general, this is because we are not licensed to serve casinos in that market or the license we have limits the products and services we can provide. Consequently, we are seeking to increase the number of jurisdictions in which we are licensed and to upgrade those licenses that limit our product and service offering. We believe that the redemption transaction we undertook in 2019 (discussed below in the “Significant 2019 Business Developments” section) will help us with our licensing activities in new markets, including table games markets outside of the United States. Finally, we aim to expand by offering our products and services in markets beyond traditional table games. To this end, we have been active in deploying our game content into the legal online gaming market as well as making our content available on electronic gaming machines.

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

SUPPLIERS

We obtain most of the parts for our products from third party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

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

We incurred $821,127 and $926,474 in research and development expenditures during 2019 and 2018, respectively. The decrease in 2019 was primarily due to lower payroll and related expenses as a result of the departure of our founder and former Executive Vice President of Business Development in November 2018 and the former Chief Technology Officer in July 2019.

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

Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive. Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations. Gaming laws and regulations serve to protect the public interest and ensure gambling related activity is conducted honestly, competitively and free of corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues. As such, our financial systems and reporting functions must demonstrate high levels of detail and integrity.

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

Significant 2019 Business Developments

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

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us. The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust. On July 11, 2019, the Court denied the defendants’ Motion for Preliminary Injunction and all related relief. On September 6, 2019, defendants appealed the denial of the Motion for Preliminary Injunction to the Nevada Supreme Court. Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion, stating that the amended complaint was sufficiently plead. The Company filed a Petition for a Writ of Mandamus challenging the ruling, which the Supreme Court denied on January 23, 2020. Defendants' opening brief is due on March 9, 2020, and we will oppose the appeal to uphold the preliminary injunction.

On October 18, 2019, Saucier also filed counterclaims against Galaxy and the Board of Directors (the “Board”), centered similarly on a theory of wrongful redemption. In addition, Saucier brought claims for breach of contract and quantum meruit, alleging Galaxy Gaming was obligated to pay Saucier his year-end bonuses, despite his resignation. Galaxy Gaming and the board of directors filed an answer on October 18, 2019, disputing these claims. Discovery is ongoing, with trial currently set for October 19, 2020.

Effective June 3, 2019, our Board appointed Michael Gavin Isaacs as an independent director. Upon joining the Board, Mr. Isaacs entered into a Board of Directors Services Agreement pursuant to which, among other things, Mr. Isaacs shall receive 75,000 shares of our restricted common stock, which vest in three annual installments on each of the first three anniversary dates of the services agreement. Mr. Isaacs shall also receive quarterly grants of 12,400 common shares (vesting immediately at grant date) for his continued service as a director and shall receive $42,000 in cash compensation annually, paid monthly in arrears. As a non-employee director, he will be entitled to receive any other annual cash and equity compensation payable to our other non-employee directors from time to time.

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

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6767 Spencer Street, Las Vegas, Nevada, where we currently occupy approximately 24,000 square feet of combined office and warehouse space. We also maintain a small warehouse and service facility in Kent, Washington and a small office in Richland, Washington. See Note 9 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

ITEM 3. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTCQB marketplace (“OTCQB”) under the ticker symbol GLXZ.

The following table sets forth the range of high and low closing sale prices for our common stock for each of the periods indicated as reported by the OTCQB.

	2019		2018
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	2.15	1.39	1.20	1.00
June 30,	1.84	1.57	1.39	0.89
September 30,	1.99	1.49	1.33	1.14
December 31,	2.24	1.58	1.48	1.14

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

Unregistered sales of our securities during calendar year 2019 are reported under Note 12 to the Company’s 2019 audited financial statements.

HOLDERS OF OUR COMMON STOCK

As of March 27, 2020, we had 18,042,944 shares of our common stock issued and outstanding and 35 shareholders of record.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

TRANSFER AGENT

Our stock transfer agent and registrar is Philadelphia Stock Transfer, Inc. located at 2320 Haverford Street, Ardmore PA 19003. Their telephone number is (484) 416-3124.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2019 and 2018. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the years ended December 31, 2019 and 2018. For the year ended December 31, 2019, we generated gross revenues of $21,300,996 compared to $18,560,668 in 2018, representing an increase of $2,740,328, or 14.8%. This increase was primarily attributable to higher revenue from additional placements for: (i) Bonus Jackpot System; (ii) Premium Games such as Heads Up Hold ’em, High Card Flush, Cajun Stud and Three Card Poker; (iii) Side Bets such as 21+3, Lucky Ladies and Bonus Craps and (iv) internet-based gaming activities;

Selling, general and administrative expenses were $13,295,475 in 2019 compared to $10,961,123 in 2018, representing an increase of $2,334,352, or 21.3%. This increase was primarily due to $1,470,563 in expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign, $227,312 of severance expense and also $147,489 of rebranding expenses incurred during the period. Excluding such costs, selling, general and administrative expenses as a percentage of gross revenue was 53.8% in 2019, compared to 58.7% in 2018.

Research and development expenses were $821,127 in 2019 compared to $926,474 in 2018, representing a decrease of $105,347, or 11.4%. This decrease was primarily due to lower payroll and related expenses as a result of the departure of our founder and former Executive Vice President of Business Development in November 2018 and the former Chief Technology Officer in July 2019.

Share-based compensation expenses were $927,696 in 2019 compared to $776,354 in 2018, representing an increase of $151,342, or 19.5%. This increase was mainly due to additional grants issued to members of the Board, executive officers, employees and independent contractors.

Income from operations was $4,072,676 in 2019 compared to $3,914,347 in 2018, an increase of $158,329, or 4.0%. This increase was primarily attributable to higher revenue, offset by higher selling, general and administrative and research and development expenses.

Total interest expense was $1,189,976 in 2019 compared to $999,642 in 2018, an increase of $190,334 or 19.0%. The increase was mainly attributable to interest accrued on the Triangulum Promissory Note, partially offset by a lower interest rate on the NSB Term Loan as compared to the Breakaway Term Loan and lower outstanding balances on the NSB Term Loan in 2019.

Loss on extinguishment of debt was $0 in 2019 compared to $1,349,271 in 2018. The loss in 2018 was a result of an early redemption premium paid in connection with the payoff of the Breakaway Term Loan and the write-off of unamortized debt issuance costs and unamortized fair value of the warrants.

The provision for income taxes was $10,018 in 2019 compared to $196,798 in 2018. This change was primarily attributable to (i) the income tax benefit of approximately $150,000 related to the foreign-derived intangible income (“FDII”) special deduction under Section 250 of the Internal Revenue Code, which reduced the Estimated Annual Effective Tax Rate (“ETR”) by 5.1%; (ii) the income tax benefit of approximately $175,000 as a result of tax benefits related to non-qualified stock options exercised during the period and other permanent differences, which reduced the ETR by 9.7% and (iii) the income tax benefit from general business credits of approximately $170,000, which reduced the ETR by 5.7%.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, income taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, foreign currency exchange loss (gain), change in estimated fair value of warrant liability, change in estimated fair value of interest rate swap liability, and other non-recurring losses and non-cash charges. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2019	2018
Net income	$2,943,376	$1,217,879
Interest expense	1,189,976	999,642
Interest income	(68,634)	(1,504)
Depreciation and amortization	1,953,560	1,839,594
Share-based compensation	927,696	776,354
Foreign currency exchange (gain) loss	(46,375)	56,080
Change in estimated fair value of interest rate swap liability	44,315	96,181
Income tax provision	10,018	196,798
Loss on extinguishment of debt	—	1,349,271
Non-recurring rebranding expense	147,490	—
Non-recurring severance expense	227,312	57,500
Non-recurring special project cost(1)	1,470,563	—
Adjusted EBITDA	$8,799,297	$6,587,795

(1)	Includes expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign.

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

As of December 31, 2019, we had total current assets of $14,473,935 and total assets of $23,982,981. This compares to $10,206,844 and $21,193,725, respectively, as of December 31, 2018. The increase in current assets as of December 31, 2019 was primarily attributable to an increase in cash and cash equivalents, accounts receivable, net and prepaid expense. Cash increased primarily due to cash flows from operating activities generated during 2019 as well as a decrease in cash used in financing activities due to lower principal payments in 2019. Our total current liabilities increased slightly from $4,990,615 as of December 31, 2018 to $5,165,116 as of December 31, 2019.

Our business model continues to be profitable, and we have sufficient working capital and other options to ensure we are able to meet our short-term and long-term obligations. At December 31, 2019, we had $1.0 million available under the revolving loan. See Note 10 to our condensed financial statements included in Item 1 of this report. We have undertaken certain growth initiatives to expand our recurring revenue base. As such we have made investments in personnel and research related to the development of our enhanced table systems. Additionally, we increased our sales and marketing budget and spent funds on regulatory efforts for the purpose of expanding the jurisdictions in which we can operate in. We have filed applications for new or enhanced licenses in several jurisdictions, which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

Our operating activities provided $4,890,595 in cash for the year ended December 31, 2019, compared to $4,292,625 for the year ended December 31, 2018. The increase in operating cash flow was primarily due to an increase in net income in the 2019 period.

Additionally, investing activities used cash of $163,351 for the year December 31, 2019, compared to $102,841 for the year ended December 31, 2018.

Cash used in financing activities during the year ended December 31, 2019 was $1,363,047 compared to $1,440,272 for the year ended December 31, 2018. The decrease in cash used in financing activities was primarily due to lower principal payments in 2019.

Critical Accounting Policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 3 to our financial statements included in Item 8. “Financial Statements and Supplementary Financial Information” for further detail on these critical accounting policies.

Off balance sheet arrangements. As of December 31, 2019, there were no off-balance sheet arrangements.

Recently issued accounting pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Galaxy Gaming, Inc. Las Vegas, Nevada

Opinion on the Financial Statements.  We have audited the accompanying balance sheets of Galaxy Gaming, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2019, and the notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Principles.  As discussed in Note 2, effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Codification Topic 842, “Leases,” and Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software,” on October 1, 2019, both using the modified retrospective transition method.  Our opinion is not modified with respect to these matters.

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

/s/ Piercy Bowler Taylor & Kern Piercy Bowler Taylor & Kern Certified Public Accountants Las Vegas, Nevada March 27, 2020

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

ASSETS	2019	2018
Current assets:
Cash, cash equivalents and restricted cash	$9,686,698	$6,311,563
Accounts receivable, net of allowance of $77,433 and $54,136, respectively	3,099,586	2,849,861
Inventory, net	665,654	531,814
Income tax receivable	260,347	—
Prepaid expense and other current assets	761,650	513,606
Total current assets	14,473,935	10,206,844
Property and equipment, net	144,909	199,585
Operating lease right-of-use assets	37,689	—
Assets deployed at client locations, net	405,522	471,562
Goodwill	1,091,000	1,091,000
Other intangible assets, net	7,430,643	8,890,252
Deferred tax assets, net	399,283	334,482
Total assets	$23,982,981	$21,193,725
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$766,305	$681,936
Accrued expenses	1,450,879	1,377,661
Revenue contract liability	1,294,265	1,438,492
Deferred rent, current portion	—	14,025
Current portion of long-term debt	1,634,527	1,456,847
Current portion of operating lease liabilities	19,140	—
Other current liabilities	—	21,654
Total current liabilities	5,165,116	4,990,615
Long-term operating lease liabilities	18,978	—
Long-term debt, net	46,291,014	8,649,828
Interest rate swap liability	140,495	96,181
Total liabilities	51,615,603	13,736,624
Commitments and Contingencies (See Note 11)
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 18,017,944 and 39,921,591 shares issued and outstanding, respectively	18,018	39,922
Additional paid-in capital	5,795,636	4,733,701
Accumulated earnings (deficit)	(33,446,276)	2,683,478
Total stockholders’ equity (deficit)	(27,632,622)	7,457,101
Total liabilities and stockholders’ equity (deficit)	$23,982,981	$21,193,725

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Revenue:
Product leases, royalties and other	$21,300,996	$18,560,668
Total revenue	21,300,996	18,560,668
Costs and expenses:
Cost of ancillary products and assembled components	230,462	142,776
Selling, general and administrative	13,295,475	10,961,123
Research and development	821,127	926,474
Depreciation and amortization	1,953,560	1,839,594
Share-based compensation	927,696	776,354
Total costs and expenses	17,228,320	14,646,321
Income from operations	4,072,676	3,914,347
Other income (expense):
Interest expense	(1,189,976)	(999,642)
Foreign currency exchange (loss) gain	46,375	(56,080)
Change in estimated fair value of interest rate swap liability	(44,315)	(96,181)
Loss on extinguishment of debt	—	(1,349,271)
Interest income	68,634	1,504
Total other expense	(1,119,282)	(2,499,670)
Income before provision for income taxes	2,953,394	1,414,677
Provision for income taxes	(10,018)	(196,798)
Net income	$2,943,376	$1,217,879

Net income per share:
Basic	$0.12	$0.03
Diluted	$0.11	$0.03

Weighted-average shares outstanding:
Basic	25,521,232	39,824,772
Diluted	27,144,397	41,202,480

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, January 1, 2018	39,565,591	$39,566	$3,957,703	$1,465,599	$5,462,868
Net income	—	—	—	1,217,879	1,217,879
Share-based compensation	356,000	356	775,998	—	776,354
Balance, December 31, 2018	39,921,591	39,922	4,733,701	2,683,478	7,457,101
Common stock redemption	(23,271,667)	(23,271)	—	(39,073,130)	(39,096,401)
Net income	—	—	—	2,943,376	2,943,376
Stock options exercised	656,220	655	134,951	—	135,606
Share-based compensation	711,800	712	926,984	—	927,696
Balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$(27,632,622)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net income	$2,943,376	$1,217,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,939,274	1,839,594
Amortization of lease right-of-use assets	267,474	—
Amortization of debt issuance costs and debt discount	38,272	129,900
Loss on extinguishment of debt	—	1,349,271
Bad debt expense	111,938	39,894
Change in estimated fair value of interest rate swap liability	44,315	96,181
Inventory reserve	133,109	175,348
Deferred income tax benefit	(64,801)	(103,834)
Share-based compensation	927,696	776,354
Unrealized foreign exchange gains on cash, cash equivalents and restricted cash	(10,938)	19,158
Changes in operating assets and liabilities:
Accounts receivable	(361,663)	(588,003)
Inventory	(476,833)	(481,861)
Income tax receivable	(260,347)	(437,519)
Prepaid expense and other current assets	(15,272)	(9,252)
Accounts payable	84,369	(353,447)
Accrued expenses	73,218	407,774
Revenue contract liability	(144,227)	354,853
Operating lease liabilities	(266,784)	—
Other current liabilities	(71,581)	(115,986)
Deferred rent	—	(23,679)
Net cash provided by operating activities	4,890,595	4,292,625
Cash flows from investing activities:
Investment in intangible assets	(57,400)	(33,048)
Acquisition of property and equipment	(105,951)	(69,793)
Net cash used in investing activities	(163,351)	(102,841)
Cash flows from financing activities:
Proceeds from debt issued	—	11,098,986
Proceeds from stock option exercises	199,733	—
Payments of debt issuance costs	(34,058)	(136,163)
Payment of warrant liability	—	(1,333,333)
Principal payments on finance lease obligations	(14,198)	(32,780)
Principal payments on long-term debt	(1,514,524)	(10,662,482)
Payments of long-term debt redemption premium	—	(374,500)
Net cash used in financing activities	(1,363,047)	(1,440,272)
Effect of exchange rate changes on cash	10,938	(19,158)
Net increase in cash, cash equivalents and restricted cash	3,375,135	2,730,354
Cash, cash equivalents and restricted cash – beginning of period	6,311,563	3,581,209
Cash, cash equivalents and restricted cash – end of period	$9,686,698	$6,311,563
Supplemental cash flow information:
Cash paid for interest	$684,139	$816,636
Cash paid for income taxes	$453,297	$794,890
Supplemental schedule of non-cash activities:
Common stock redemption in exchange for promissory note	$39,096,401	$—
Right-of-use assets obtained in exchange for lease liabilities	$305,163	$—
Inventory transferred to assets deployed at client locations	$209,884	$298,826

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Furthermore, we filed a lawsuit on May 6, 2019 seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”). The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, Clark County, Nevada district court (Case No. A-19-794293-B)).

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us. The defendants also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust. On July 11, 2019, the Court denied the defendants’ Motion for Preliminary Injunction and all related relief. On September 6, 2019, defendants appealed the denial of the Motion for Preliminary Injunction to the Nevada Supreme Court. Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion, stating that the amended complaint was sufficiently plead. The Company filed a Petition for a Writ of Mandamus challenging the ruling, which the Supreme Court denied on January 23, 2020. The Defendants' opening brief is due on March 9, 2020, and we will oppose the appeal to uphold the preliminary injunction.

On October 18, 2019, Saucier also filed counterclaims against Galaxy and the Board, centered similarly on a theory of wrongful redemption. In addition, Saucier brought claims for breach of contract and quantum meruit, alleging Galaxy Gaming was obligated to pay Saucier his year-end bonuses, despite his resignation. Galaxy Gaming and the Board filed an answer on October 18, 2019 disputing these claims. Discovery is ongoing, with trial currently set for October 19, 2020.

Effective June 3, 2019, the Board appointed Michael Gavin Isaacs as an independent director. Upon joining the Board, Mr. Isaacs entered into a Board of Directors Services Agreement pursuant to which, among other things, Mr. Isaacs shall receive 75,000 shares of our restricted common stock, which vest in three annual installments on each of the first three anniversary dates of the services agreement. Mr. Isaacs shall also receive quarterly grants of 12,400 common shares (vesting immediately at grant date) for his continued service as a director and shall receive $42,000 in cash compensation annually, paid monthly in arrears. As a non-employee director, he will be entitled to receive any other annual cash and equity compensation payable to our other non-employee directors from time to time.

On August 28, 2019, the Company held its Annual Shareholder meeting. The detailed results are available for review as previously reported on Form 8-K. The Company’s current Board of Directors were reelected to stand for the next period.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. As permitted by the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.

Basis of accounting. The financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP. Revenues are recognized as income when earned, and expenses are recognized when they are incurred. We do not have significant categories of cost of revenues. Expenses such as wages, consulting expenses, legal, regulatory and professional fees and rent are recorded when the expense is incurred.

Cash, cash equivalents and restricted cash. We consider cash on hand, cash in banks, certificates of deposit, and other short-term securities with maturities of three months or less when purchased, as cash and cash equivalents. Our cash in bank balances are deposited in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses, and we believe the risk of future loss is negligible.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at face value less an allowance for doubtful accounts. Accounts receivable are non-interest bearing. The Company reviews the accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts is estimated based on specific customer reviews, historical collection trends and current economic and business conditions.

Inventory. Inventory consists of ancillary products such as signs, layouts, and bases for the various games and electronic devices and components to support our Enhanced Table Systems (Note 4), and we maintain inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. Inventory is valued at the lower of net realizable value or cost, which is determined by the average cost method.

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

Goodwill. Goodwill (Note 7) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amount will be reduced, and an impairment loss will be recognized.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	52 - 240 months
Client relationships	264 months
Trademarks	360 months
Non-compete agreements	108 months
Internally-developed software	12 - 36 months

Other intangible assets (Note 7) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. There were no events or changes in circumstances that would indicate a possible impairment as of December 31, 2019.

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

The estimated fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of December 31, 2019, an interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which was adopted by us effective January 1, 2019. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the balance sheet as right-of-use assets with corresponding right-of-use liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 9).

Revenue recognition. In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), which is a comprehensive new revenue recognition standard that superseded virtually all existing revenue guidance, including industry-specific guidance. We adopted ASC 606 on January 1, 2018 (Note 3).

Costs of ancillary products and assembled components. Ancillary products include pay tables (display of payouts), bases, layouts, signage and other items as they relate to support specific proprietary games in connection with the licensing of our games. Assembled components represent the cost of the equipment, devices and incorporated software used to support our Enhanced Table Systems.

Research and development. We incur research and development (“R&D”) costs to develop our new and next-generation products. Our products reach commercial feasibility shortly before the products are released, and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

Foreign currency transactions. We record foreign currency transactions at the exchange rate prevailing at the date of the transaction. Subsequent exchange gains and losses from foreign currency remeasurements are included in other income (expense) of our statements of income.

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2019 and 2018, we did not record a valuation allowance.

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

Net income per share. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year. Diluted net income per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and restricted stock, if applicable, during the year, using the treasury stock method.

Share-based compensation. We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the grant date trading price of our stock. The fair value of stock option awards (Note 14) is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

Use of estimates and assumptions. We are required to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect reported amounts for assets, liabilities, revenues, expenses and related disclosures. Actual results may differ from initial estimates.

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

Recently adopted accounting standards

Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. We have adopted the new standard effective January 1, 2019 using the modified retrospective transition approach (Note 9).

Internal-Use Software. In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption (including early adoption in any interim period) permitted. We have adopted the new standard effective October 1, 2019.

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

Financial Instruments – Credit Losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 5, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial statements.

NOTE 3. REVENUE RECOGNITION

We generate revenue primarily from the licensing of our intellectual property. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our equipment.

License fees. We derive product lease and royalty revenue from negotiated recurring license fee agreements and the performance of our products. We account for these agreements as month-to-month contracts and recognize revenue each month as we satisfy our performance obligations by granting access to intellectual property to our clients. In addition, revenue associated with performance-based agreements is recognized during the month that the usage of the product or intellectual property occurs.

Some of our intellectual property requires the installation of certain equipment and both the intellectual property, and the related equipment are licensed in one bundled package. We have determined that the equipment is not distinct from the intellectual property and, therefore, we have only one performance obligation. As a result, the allocation of the transaction price to different performance obligations is not necessary.

Product sales. Occasionally, we sell certain incidental products or receive reimbursement of our equipment after the commencement of the new license agreement. Revenue from such sales is recognized as a separate performance obligation when we ship the items.

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the year ended December 31, 2019 and 2018:

	2019	2018
North America and Caribbean	$15,387,519	$14,275,967
Europe	5,913,478	4,284,701
Total revenue	$21,300,996	$18,560,668

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

The table below summarizes changes in the revenue contract liability during year ended December 31, 2019:

Beginning balance – January 1, 2019	$1,438,492
Increase (advanced billings)	15,333,034
Decrease (revenue recognition)	(15,477,261)
Ending balance – December 31, 2019	$1,294,265

Revenue recognized during the year ended December 31, 2019 that was included in the beginning balance of revenue contract liability above was $1,438,492.

NOTE 4. INVENTORY

Inventory, net consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Raw materials and component parts	$359,349	$267,517
Finished goods	343,305	306,335
Inventory, gross	702,654	573,852
Less: inventory reserve	(37,000)	(42,038)
Inventory, net	$665,654	$531,814

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at December 31, 2019 and 2018:

	2019	2018
Furniture and fixtures	$312,639	$312,640
Automotive vehicles	215,127	215,127
Office and computer equipment	302,296	213,322
Leasehold improvements	6,843	156,843
Property and equipment, gross	836,905	897,932
Less: accumulated depreciation	(691,996)	(698,347)
Property and equipment, net	$144,909	$199,585

Property and equipment, net included $150,000 of leasehold improvements acquired under capital leases and $135,714 of related accumulated depreciation as of December 31, 2018, both of which were reclassified to finance lease right-of-use assets upon the adoption of ASC 842 on January 1, 2019 (Note 9).

For the twelve months ended December 31, 2019 and 2018, depreciation expense related to property and equipment was $146,331 and $134,075, respectively.

NOTE 6. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following at December 31, 2019 and 2018:

	2019	2018
Enhanced table systems	$993,127	$946,237
Less: accumulated depreciation	(587,605)	(474,675)
Assets deployed at client location, net	$405,522	$471,562

For the twelve months ended December 31, 2019 and 2018, depreciation expense related to assets deployed at client locations was $275,924 and $200,914 respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of an asset acquisition completed in October 2011 from Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at December 31,:

	2019	2018
Patents	$13,485,000	$13,485,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	183,415	126,015
Other intangible assets, gross	20,609,382	20,551,982
Less: accumulated amortization	(13,178,739)	(11,661,730)
Other intangible assets, net	$7,430,643	$8,890,252

For the years ended December 31, 2019 and 2018, amortization expense related to the finite-lived intangible assets was $1,517,009 and $1,504,605 respectively.

Estimated future amortization expense is as follows:

December 31,	Total
2020	$1,484,922
2021	1,417,422
2022	1,119,217
2023	252,930
2024	252,930
Thereafter	2,903,222
Total amortization	$7,430,643

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2019 and 2018:

	2019	2018
Payroll and related	$747,458	$1,136,808
Interest	520,671	—
Commissions and royalties	78,528	113,462
Income tax payable	64,832	82,091
Other	39,390	45,300
Total accrued expenses	$1,450,879	$1,377,661

NOTE 9. LEASES

Lessee

We have operating leases for our corporate office, two satellite facilities in the state of Washington and for certain equipment. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). The discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

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

On September 24, 2019, we executed a second amendment to one of the Washington facility leases to amend the lease expiration date from December 31, 2019 to December 31, 2021, with monthly base rents of $975 beginning in January 1, 2020. The related operating lease right-of-use asset and operating lease liability for this amendment ($22,173) will be recorded in January 2020, pursuant to the guidance in ASC 842.

On December 31, 2019, we executed a second amendment to the corporate office lease to amend the lease expiration date from December 31, 2019 to December 31, 2020, with monthly base rents of $21,123 beginning in January 1, 2020. The related operating lease right-of-use asset and operating lease liability for this amendment ($246,998) will be recorded in January 2020, pursuant to the guidance in ASC 842.

As of December 31, 2019, our leases have remaining lease terms ranging from zero months to 30 months. Gross right-of-use assets recorded under finance leases and operating leases were $14,286 and $290,877, respectively, and the related accumulated amortization was $14,286 and $253,188, respectively.

Supplemental balance sheet information related to leases is as follows:

	As of December 31, 2019
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$37,689

Operating lease current liabilities	$19,140	Current portion of operating lease liabilities

Operating lease long-term liabilities	18,978	Long-term operating lease liabilities

Total operating lease liabilities	$38,118

Weighted-average remaining lease term:
Operating leases	2.1 years

Weighted-average discount rate:
Operating leases	5.4%

The components of lease expense are as follows:

	Twelve Months Ended December 31, 2019
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$14,286	Depreciation and amortization
Interest on lease liabilities	195	Interest expense
Total finance lease cost	$14,481

Operating lease cost	$260,613	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2019
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating cash flows from finance leases	$195	Net income
Financing cash flows from finance leases	$14,198	Principal payments on finance lease obligations
Operating cash flows from operating leases	$260,613	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$14,286	Supplemental cash flow information
Operating leases	$290,877	Supplemental cash flow information

As of December 31, 2019, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending December 31,	Amount
2020	$19,140
2021	14,235
2022	4,743
Total lease liabilities	$38,118

Lessor

Our agreements with casino clients for the license of proprietary tables games are outside of the scope of ASC 842, as such agreements are related to the license of intellectual property.

Our BJS agreements with casino clients convey to them the rights to use equipment. However, these agreements are month-to-month, and there is no penalty for either party to terminate the agreements without permission from the other party. As a result, these agreements are not considered leases and, therefore, are outside of the scope of ASC 842 as well.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2019 and 2018:

	2019	2018
Nevada State Bank credit agreement	$8,699,900	$10,042,400
Triangulum Promissory Note	39,096,401	—
Vehicle notes payable	44,490	85,043
Insurance notes payable	177,894	73,794
Long-term debt, gross	48,018,685	10,201,237
Less: Unamortized debt issuance costs	(93,144)	(94,562)
Long-term debt, net	47,925,541	10,106,675
Less: Current portion	(1,634,527)	(1,456,847)
Long-term debt, net	$46,291,014	$8,649,828

Triangulum Promissory Note. On May 6, 2019, we issued the Triangulum Promissory Note in the face amount of $39,096,401. The Triangulum Promissory Note has no mandatory amortization, is scheduled to mature on May 5, 2029, and bears interest at 2% per annum, with accrued interest payable annually in arrears. It is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms. We may prepay principal and any accrued interest in full or in part at any time.

Amendments to the Nevada State Bank (“NSB”) Credit Agreement. On May 6, 2019, in connection with the issuance of the Triangulum Promissory Note, we entered into a Second Amendment to the Nevada State Bank (“NSB”) Credit Agreement to (i) provide an additional $10 million Term Loan B availability under the Term Loan; and (ii) waive for a period of 180 days the breach of any covenant in the Credit Agreement resulting of the redemption of common stock held by Triangulum.

On August 16, 2019, we entered into a Third Amendment to the NSB Credit Agreement, pursuant to which we agreed to pay a fee on the unused amounts under the $1.0 million revolving portion of the credit agreement at a rate of 0.25% per annum, retroactive to April 22, 2019.

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

Outstanding balances under amended NSB Credit Agreement accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50% or 4.00%, depending on our Total Leverage Ratio (as defined in the amended Credit Agreement). Effective December 31, 2021, LIBOR will no longer serve as a reference rate for bank loans, among other investment classes. The Fourth Amendment to the NSB Credit Agreement stipulates that an alternative reference rate will be selected and used in lieu of LIBOR.

As of December 31, 2019, future maturities of our long-term debt obligations are as follows:

December 31,	Total
2020	$1,634,527
2021	1,555,157
2022	1,637,700
2023	4,094,900
2024	—
Thereafter	39,096,401
Total long-term debt, gross	48,018,685
Less: Unamortized debt issuance costs	(93,144)
Long-term debt, net	$47,925,541

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues and accounts receivable. For the twelve months ended December 31, 2019 and 2018, respectively, we had the following client revenue concentrations:

	Location	2019 Revenue	2018 Revenue	Accounts Receivable December 31, 2019	Accounts Receivable December 31, 2018
Client A	North America	9.2%	10.8%	$131,911	$207,373
Client B	Europe	10.0%	10.2%	$176,237	$156,478

Legal proceedings (also see discussion of Triangulum/Saucier litigation in Note 1). In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity but may be material to the results of operations in any given period.

On May 31, 2019 and June 6, 2019 respectively, Derek Webb and Hannah O’Donnell together filed a complaint and a related Motion for Order Granting Request to Compel an Annual Meeting, or in the Alternative for a Writ of Mandamus and Injunctive Relief (the “Motion”). The Motion sought the Court to compel us to hold an Annual Shareholder’s Meeting in 2019 and also sought related relief that we not issue shares or redeem any shares or amend its Bylaws in any manner that could affect the obligation to hold the meeting or elect directors at the meeting. On June 6, 2019, we notified the public of the holding of an Annual Meeting to take place on August 28, 2019 for shareholders of record of July 17, 2019. During a hearing held on July 11, 2019, the Court denied Webb and O’Donnell’s Motion and all related relief. The Annual Meeting took place on August 28, 2019. On October 17, 2019, the Court dismissed the case as a result of a stipulation of the parties. The Company considers the matter closed.

We were served in September 2018 with a complaint by TMAX regarding an Operation and License Agreement executed between TMAX and Galaxy in February 2011. The complaint, filed in the Eighth Judicial District Court in Clark County, Nevada, alleges that Galaxy breached the TMAX Agreement, among other allegations. We filed an answer denying the allegations and counterclaimed for breach of contract, Abuse of Process and Fraud in the Inducement, among other counterclaims. We also filed a Partial Motion for Summary Judgment seeking dismissal of the Plaintiff's claims. Pursuant to a Motion to Dismiss brought by the Co-defendant and former CEO of TMAX, the suit was dismissed, subject to the right of the Plaintiff to file an amended complaint within 15 days of entry of the Order granting dismissal. Notice of Entry of the Order was given on March 5, 2019. The March 20, 2019 deadline lapsed without an Amended Complaint from TMAX. On September 10, 2019, the Court entered an order statistically closing the case.

On November 4, 2019, TMAX filed a Motion to Amend its Complaint. The only claim asserted against Galaxy in the proposed Amended Complaint is for conversion of property related to a TMAX games remaining in Galaxy’s possession; all other claims that were asserted in the initial Complaint were omitted. Galaxy has not released the games at issue because TMAX does not appear to have the appropriate licensure to possess or operate the game. All Defendants jointly opposed the Motion to Amend on November 14, 2019. On February 4, 2020, the Court entered an order granting the Motion for Leave to Amend. Galaxy will respond as necessary.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

During the twelve months ended December 31, 2019, we issued an aggregate of 311,800 restricted shares of our common stock valued at $534,708, to our board members in consideration of their service on the Board. These shares vested immediately on the grant date.

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum.

NOTE 13. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Current:
Federal	$55,269	$258,617
State	19,550	42,015
Total current	74,819	300,632
Deferred:
Federal	(67,299)	(89,983)
State	2,498	(13,851)
Total deferred	(64,801)	(103,834)
Provision for income taxes	$10,018	$196,798

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2019 and 2018:

	2019	2018
Tax provision computed at the federal statutory rate	$620,210	$297,082
State income tax, net of federal benefit	18,823	24,981
Permanent items	(287,480)	34,084
Credits	(168,299)	(103,572)
True ups and rounding	(149,935)	4,624
Change in federal statutory rate, net of benefit	5,823	(45,037)
Uncertain tax positions	(29,124)	(15,364)
Provision for income taxes	$10,018	$196,798

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2019 and 2018:

	2019	2018
Deferred Tax Assets:
Intangible assets	$158,426	$143,332
Accruals and reserves	68,501	53,802
Other	414,476	307,687
Total deferred tax assets	641,403	504,821
Deferred Tax Liabilities:
Basis difference in fixed assets	(76,929)	(128,723)
Other	(165,191)	(41,616)
Total deferred tax liabilities	(242,120)	(170,339)
Net deferred tax assets	$399,283	$334,482

In accordance with ASC 740, we considered the need for a valuation allowance against the net deferred tax assets at December 31, 2019 and determined that, based upon available evidence, it is more likely than not that our deferred tax assets will be realized and, as such, have not recorded any valuation allowance.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of accrued expenses in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2019 and 2018:

	2019	2018
Beginning balance:	$29,124	$44,488
Increases related to tax positions taken during the current year	4,565	19,765
Decreases related to expiration of statute of limitations	—	(35,129)
Other adjustments	(33,689)	—
Ending balance:	$—	$29,124

Our total liability for unrecognized gross tax benefits was $0 as of December 31, 2019, which, if ultimately recognized, would impact the annual estimated effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2016 and thereafter. For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2016 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2019 and 2018, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2019 and 2018 as such amounts would be immaterial, if any.

As of December 31, 2019, we expected to use our foreign tax credits of $120,209 to offset federal income tax owed in 2019.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which 5,550,750 shares of our common stock were authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors.

On October 10, 2019, the Board of Directors authorized a one million share increase in the number of shares available under the 2014 Plan.

As of December 31, 2019, 895,034 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the twelve months ended December 31, 2019 and 2018, we issued 520,000 and 745,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the twelve months ended December 31, 2019 and 2018 was determined to be $958,850 and $517,922, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options issued 2019	Options issued 2018
Dividend yield	0%	0%
Expected volatility	70.88% - 72.11%	73.23% - 78.08%
Risk free interest rate	1.37% - 2.51%	2.46% - 3.00%
Expected life (years)	5.00	5.00

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

On October 22, 2019 we entered into Amendment #3 to the employment agreement with our Chief Financial Officer (“Mr. Hagerty”). Among other things, Amendment #3 provides Hagerty’s base salary will remain at the annual rate of $200,000.00; (ii) that Mr. Hagerty receive a grant of 200,000 options at a strike price of $1.972, vest as follows: 66,666 shares on October 22, 2020, 66,666 shares on October 22, 2021, and 66,668 shares on April 30, 2022; (iii) that the end date of the term of employment be extended from April 30, 2020 to April 30, 2022.

A summary of stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Outstanding – December 31, 2018	3,496,250	$0.66	$2,608,329	3.04
Issued	520,000	$1.84	—	—
Exercised	(737,916)	$0.37	—	—
Forfeited	(103,334)	$0.94	—	—
Outstanding – December 31, 2019	3,175,000	$0.92	$2,692,025	2.79
Exercisable – December 31, 2019	2,121,667	$0.66	$2,334,292	2.22

A summary of unvested stock option activity is as follows:

	Common stock options	Weighted- average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual term (years)
Unvested – December 31, 2018	1,161,666	$0.95	$535,475	4.15
Granted	520,000	$1.84	—	—
Vested	(531,667)	$0.88	—	—
Forfeited	(96,666)	$0.93	—	—
Unvested – December 31, 2019	1,053,333	$1.43	$357,734	3.92

As of December 31, 2019, our unrecognized share-based compensation expense associated with the stock options issued was $646,254, which is expected to be amortized over a weighted-average of 2.18 years.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of December 31, 2019, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended December 31, 2019 except as follows as disclosed in Note 1 and as follows:

On February 17, 2020 we entered into Amendment #2 to the employment agreement with our Chief Executive Officer (“Mr. Craven”). Among other things, Amendment #2 provides (i) that Mr. Craven’s base salary will increase to $275,000, effective January 1, 2020; (ii) that Mr. Craven receive a grant of 225,000 options at a strike price of $1.93, vest as follows: 88,000 shares on July 26, 2021, 87,000 shares on July 26, 2022 and 50,000 shares on July 26, 2023; (iii) that the end date of the term of employment be extended from July 27, 2020 to July 26, 2022.

On February 25, 2020, Galaxy Gaming entered into a Membership Interest Purchase Agreement, dated February 25, 2020 (the “Purchase Agreement”), between the Company and the membership interest holders of Progressive Games Partners LLC (“PGP”). Pursuant to the Purchase Agreement, the Company will pay $12.425 million to acquire all of the issued equity interest of PGP. Of the consideration, at least $6.425 million, but no more than $10.425 million will be paid in cash, with the balance of the consideration being paid in newly issued shares of the Company’s common stock valued at $1.91 per share. Completion of the purchase is subject to various customary closing conditions, including but not limited to (i) further due diligence by Galaxy, (ii) any necessary gaming approvals having been obtained from the relevant gaming authorities, (iii) no material adverse effect or other specified adverse events occurring with respect to Galaxy or PGP, (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (v) performance and compliance in all material respects with agreements and covenants contained in the Purchase Agreement.

Coronavirus. On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products.

As of the date of this filing, almost all our casinos clients have closed or will shortly close. It is not known for how long they will remain closed. On March 17, 2020, the Company announced that it would suspend billing to customers who had closed their doors due to the COVID-19 outbreak. As a result, we do not expect to earn revenue for the use of our games by our casino customers until they reopen. And once they reopen, it may take an additional period of time for their operations to return to pre-crisis levels. We have receivables for products and services outstanding prior to the shutdown related to COVID-19. Because of COVID-19 related shutdowns, there can be no assurance that we will be paid timely or at all. Finally, our casino clients may defer paying vendors for a period of time after reopening as they attempt to replenish their own liquidity. For this reason, we may not receive payments from our clients for an extended period of time even after they reopen.

In general, the online gaming customers who license our games through our distributor remain in operation in spite of the COVID-19 crisis. We expect to continue to earn revenue from them during the crisis, but at levels that may be lower than we previously received.

We rely on third-party suppliers and manufacturers in China, many of whom have been shut down or have severely cut back production. This may have an effect on our supply chain depending upon how long they remain closed and when they re-open, especially in relation to post-pandemic demand by our customers. Any disruption of our suppliers and their contract manufacturers may impact our sales and operating results.

Because of the uncertainties and potential material adverse impact of COVID-19, the Company drew on its revolving loan in the amount of $1.0 million on March 12, 2020. As of the date of this filing, the Company believes that it has adequate liquidity to meet its near-term obligations even in the absence of receiving payments from customers. Further, we do not anticipate that the current casino closures will result in an impairment of our assets or a default under our loan agreements. If the casino closures last more than a few months, we may be required to reassess our obligations, including our ability to pay employee compensation and benefits.

The COVID-19 crisis may change the behavior of gaming patrons. Most of our clients operate places of public accommodation, and their patrons may reduce visitation and play as a precaution. Further, governmental authorities may impose reduced hours of operation or even outright closure of such places of public accommodation. A long-term reduction in play at or closure of one or more of our clients’ facilities could have a material adverse impact on our results of operations. Depending on the length and severity of any such adverse impact, we may fail to comply with our obligations, including covenants in our credit agreement, and we may need to reassess the carrying value of our assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our directors and executive officers, their ages and their appointment date/years in position as of December 31, 2019.

Name	Age	Office(s) held	Years in Position/Date of Appointment or Commencement
Todd P. Cravens	47	President and Chief Executive Officer	2 years/July 24, 2017
Harry C. Hagerty	59	Chief Financial Officer, Secretary and Treasurer	2 years/May 1, 2017
Mark A. Lipparelli	54	Chairman of the Board	2 years/July 26, 2017
Michael Gavin Isaacs	54	Director	6 months/June 3, 2019
Norman H. DesRosiers	70	Director	5 years/March 1, 2014
William A. Zender	64	Director	5 years/May 1, 2014
Bryan W. Waters	57	Director	4 years/April 1, 2015

Set forth below is a brief description of the background and business experience of each of our executive officers and directors as of December 31, 2019.

Todd Cravens was appointed as our President and Chief Executive Officer on July 24, 2017. Mr. Cravens previously served as our Vice President of Business Development, a position he had held between January 2017 and July 2017. Prior to joining Galaxy Gaming, Mr. Cravens served as the Chief Executive Officer of Americas for TCS/John Huxley (a leader in table games products for casinos around the world) from 2013 to 2016; as President of AGS Illinois LLP and Vice President and General Manager of the Illinois Operations of AGS (a leading designer and supplier of electronic gaming machines and other products and services for the gaming industry) from 2010 to 2011; as Director of New Business of Betson Enterprises (a global full-line distributor of amusement and vending equipment) from 2002 to 2010; Vice President of Operations of uWink from 1999 to 2001; and as the Vice President of Sales of Bulldog Amusements (specializing in sales and marketing functions for the coin operated amusement industry) from 1995 to 2000. In addition, Mr. Cravens has been the principal of Cravens Consulting, LLC (specializing in developing gaming markets) since 2011.

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

Michael Gavin Isaacs was appointed to our Board as a Director on June 3, 2019. Mr. Isaacs currently serves as Non-Executive Chairman for SBTech, which offers a portfolio of best-in-class sports betting and iGaming platform solutions. Mr. Isaacs also serves as a senior adviser to the Board of Directors of Jackpocket, a New York-based startup working to help modernize state lotteries with an app for buying lottery tickets. He is an advisor to other companies including PureSoftware, a leading Indian based software development company. Previously, Mr. Isaacs was Vice Chairman of the Board of Directors of Scientific Games from August 2016 to December 2018. From 2014-2016, he served as President and Chief Executive Officer of Scientific Games. Prior to joining Scientific Games in 2014, Mr. Isaacs served three years as the Chief Executive Officer of SHFL entertainment. From 2006 to 2011, Mr. Isaacs served as Executive Vice President and Chief Operating Officer of Bally Technologies. Prior to joining Bally Technologies, Mr. Isaacs served nearly eight years with Aristocrat Leisure Limited.

Norman H. DesRosiers is a Director. A veteran of the U.S. Army, Mr. DesRosiers earned a bachelor’s degree in Law and Justice from Central Washington State University in 1975. For the period of 1970 to 1979, Mr. DesRosiers served as a Law Enforcement Sergeant with the Lynnwood, WA Police Department. For the period of 1980 to 1992, Mr. DesRosiers held several positions with Boeing Commercial Aircraft Company. During that period, he also spent several years operating his own private investigation firm. In 1993, Mr. DesRosiers joined the Fort McDowell Gaming Commission in Arizona, enforcing gaming regulatory compliance. In 1994, he joined the San Carlos Apache Tribal Gaming Commission in Arizona as Executive Director, during which time his organization was recognized as a model regulatory agency. In 1998, Mr. DesRosiers became a Commissioner with Viejas Gaming Commission in California, where he wrote ordinances and gaming commission regulations. In 2007, he was appointed by the U.S. Secretary of the Interior to serve on a three-member commission for the National Indian Gaming Commission (NIGC) located in Washington D.C. Most recently in 2010, Mr. DesRosiers joined the San Manuel Tribal Gaming Commission in California as Executive Director and was appointed as Commissioner seven months later. His credentials include serving on the Federal Advisory Committee to the National Indian Gaming Commission for the Development of Environmental, Health and Safety Regulations for Tribal Gaming facilities (2001). He also has written the first technical standards for gaming devices to be adopted in the State of California and has published numerous articles on tribal gaming regulatory subjects. Among other qualifications, Mr. DesRosiers brings to the Board extensive gaming industry experience from industry regulatory organizations. On March 15, 2020, Mr. DesRosiers passed away.

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

Bryan W. Waters is a Director. A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous positions, including President of the Southern Nevada region. In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender with both brick-and-mortar and internet retailing operations. Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company to Cash America International, Inc. a NYSE listed company. Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer and was responsible for a privately held $2.3 billion 17 branch bank until its sale to U.S. Bank in October 2009. In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy debt in the country. At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets. In 2012, Mr. Waters founded Magnolia Lane Partners, LLC, which is comprised of former executives of B-Line (an advisory and asset management firm focused primarily in the accounts receivable management industry with a specific focus on purchasing consumer receivables in bankruptcy). Also, in 2012, Mr. Waters joined the Board of CBV Collection Services, LTD (“CBV”), a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada. In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015. Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees through over 850 finance centers from June 2015 through June 2016. Most recently, Mr. Waters served as President and Chief Operating Officer of Genesis Financial Solutions, the largest second look private label credit card issuer in the United States. Mr. Waters is a tenured senior executive and brings to the Board significant experience in finance, commercial banking, capital raising, financial turnaround, strategic and tactical planning and new company start-ups.

Our bylaws authorize no fewer than one and no more than thirteen directors. We currently have four directors after the passing of Mr. DesRosiers on March 15, 2020.

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

The authority and duties of the Compensation Committee include but are not limited to: approving the corporate goals and objectives relating to compensation and bonus incentive structure of the Chief Executive Officer and other executive officers and key employees and any company-wide bonus plans; approving any material grants of equity compensation of more than 100,000 shares of our common stock; retaining and terminating any compensation consultant; and reviewing and assessing the adequacy of the Charter.

For the year ended December 31, 2019, the members of the Compensation Committee were Mr. Zender (Chairman), Mr. DesRosiers and Mr. Waters.

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

Our Board has determined that as of the date of this report, we have an audit committee financial expert, Mr. Waters, serving on the Board. We have determined that Mr. Waters qualifies as an independent board member.

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2019, or as of the date of this report, to the process for recommending nominees to our Board.

When evaluating director nominees, our Board consider the following factors:

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

Code of Ethics. As of December 31, 2019, we had not adopted a separate Code of Ethics for our financial executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, during 2019, the Company adopted a new code of conduct which is included in its employee handbook, amongst other polices. The code of conduct and all other policies within the employee handbook are to be followed by all employees.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2019, there were no reports that were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation discussion and analysis. Our current executive compensation plan consists of cash, stock and/or stock options compensation to the executive officers, who are primarily responsible for the day-to-day management and continuing development of our business.

Summary compensation table. The table below summarizes all compensation awarded to or earned by each named executive officer for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan	Nonqualified deferred earnings	All other compensation(1)	Total
Todd P. Cravens (1) (2) Chief Executive Officer	2019 2018	$250,000 $238,461	$242,277 $103,542	— —	$171,985 $183,218	— —	— —	$21,883 $16,286	$686,145 $541,507
Harry C. Hagerty (1) (3) Chief Financial Officer	2019 2018	$200,000 $198,462	$201,637 $54,082	— —	$232,257 $131,917	— —	— —	$18,528 $18,549	$652,422 $403,010

(2)	For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a deferred contribution plan (“401k”).
(3)

The value of Mr. Cravens’ option awards is based on their grant date fair value. During the year ended December 31, 2019 and 2018, Mr. Cravens was granted options to purchase 150,000 shares and 250,000 shares of our common stock, respectively (Note 14).

(4)

The value of Mr. Hagerty’s option awards is based on their grant date fair value. During the year ended December 31, 2019 and 2018, Mr. Hagerty was granted options to purchase 200,000 shares and 180,000 shares of our common stock, respectively (Note 14).

Outstanding equity awards at fiscal year-end table. The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding for each named executive officer as of the end of the last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Todd P Cravens, CEO	599,999	350,001	—	$0.60 - $1.90	1/3/22, 7/26/22, 10/12/23, 2/21/23	—	—	—	—
Harry C. Hagerty, CFO	359,999	420,001	—	$0.60-$1.972	5/1/22, 10/12/23, 10/22/24	—	—	—	—

Compensation of directors table. The table below summarizes all compensation paid to each named director for the last completed fiscal year.

DIRECTOR COMPENSATION TABLE
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Mark A. Lipparelli(1)	$90,000	$779,588	$520,125	—	—	—	$1,389,713
Michael Gavin Isaacs(2)	$21,000	$54,820	—	—	—	—	$75,820
Norman H. DesRosiers(3)	$46,500	$84,766	$109,033	—	—	—	$240,299
William A. Zender(4)	$42,000	$84,766	$89,667	—	—	—	$216,433
Bryan W. Waters(5)	$42,000	$84,766	—	—	—	—	$126,766
(1)

Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017, and the Board authorized the issuance of 800,000 restricted shares of our common stock, which vested as follows: (i) as to the first 200,000 shares, on August 31, 2017, (ii) as to the next 200,000 shares, on January 2, 2018, and (iii) as to the next 400,000 shares, on January 2, 2019. The fair value of shares vested on January 2, 2019 was $554,000, using the trading price of our stock on that day. During the year ended December 31, 2019, Mr. Lipparelli received 132,000 shares of our restricted common stock in quarterly installments valued at $225,588, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2019, Mr. Lipparelli exercised 356,250 options valued at $520,125, using the exercise date price of our stock. We also provided Mr. Lipparelli annual cash compensation of $90,000 paid in monthly installments.

(2)

Mr. Isaacs was appointed to the Board effective June 3, 2019, and the Board authorized the issuance of 75,000 restricted shares of our common stock, which vest yearly over a three-year period. No shares have vested as of December 31, 2019. During the year ended December 31, 2019, Mr. Isaacs received 31,000 shares of our restricted common stock in quarterly installments valued at $54,820, using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Mr. Isaacs cash compensation of $21,000 paid in monthly installments.

(3)

Mr. DesRosiers was appointed to the Board effective March 1, 2014. During the year ended December 31, 2019, Mr. DesRosiers received 49,600 shares of our restricted common stock in quarterly installments valued at $84,766, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2019, Mr. DesRosiers exercised 83,333 options valued at $109,033, using the exercise date price of our stock. We also provided Mr. DesRosiers annual cash compensation of $46,500 paid in monthly installments.

(4)

Mr. Zender was appointed to the Board effective May 1, 2014. During the year ended December 31, 2019, Mr. Zender received 49,600 shares of our restricted common stock in quarterly installments valued at $84,766, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2019, Mr. Zender exercised 66,667 options valued at $89,667, using the exercise date price of our stock. We also provided Mr. Zender annual cash compensation of $42,000 paid in monthly installments.

(5)

Mr. Waters was appointed to the Board, effective April 1, 2015. During the year ended December 31, 2019, Mr. Waters received 49,600 shares of our restricted common stock in quarterly installments valued at $84,766 using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Mr. Waters annual cash compensation of $42,000 paid in monthly installments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2020, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon a total of 20,177,944 shares as of March 27, 2020, consisting of 18,042,944 shares outstanding and 2,135,000 stock options and restricted stock which are exercisable at March 27, 2020 or within 60 days.

Name of beneficial owner	Amount of beneficial ownership	Percent of class
Mark A. Lipparelli, Director(1)	1,718,250	8.53%
Michael Gavin Isaacs, Director(2)	106,000	0.53%
Norman H. DesRosiers, Director(3)	484,933	2.41%
William A. Zender, Director(4)	543,267	2.70%
Bryan W. Waters, Director(5)	451,600	2.24%
Todd P. Cravens, President and Chief Executive Officer(6)	622,000	3.09%
Harry C. Hagerty, Chief Financial Officer(7)	473,500	2.35%
Total of All Directors and Executive Officers	4,399,550	21.83%

(1)

Mr. Lipparelli holds options to purchase 150,000 shares of our common stock which are either exercisable at March 27, 2020 or exercisable within 60 days. In addition, Mr. Lipparelli holds 1,443,250 shares of common stock under his name and 125,000 shares under Mark Allan Lipparelli TTEE.

(2)	Mr. Isaacs holds 31,000 shares of common stock and 75,000 shares of restricted stock granted on June 3, 2019.
(3)	Mr. DesRosiers holds options to purchase 300,000 shares of our common stock which are either exercisable at March 27, 2020 or exercisable within 60 days and 184,933 shares of common stock.
(4)	Mr. Zender holds options to purchase 275,000 shares of our common stock which are either exercisable at March 27, 2020 or exercisable within 60 days and 268,267 shares of common stock.
(5)	Mr. Waters holds options to purchase 275,000 shares of our common stock which are either exercisable at March 27, 2020 or exercisable within 60 days and 176,600 shares of common stock.
(6)

Mr. Cravens holds options to purchase 600,000 shares of our common stock and 22,000 shares of common stock. This includes an option to purchase 150,000 shares of our common stock to be issued on August 1, 2020 as contemplated under the 2020 Option.

(7)	Mr. Hagerty holds options to purchase 460,000 shares of our common stock which are either exercisable at March 27, 2020 or exercisable within 60 days and 13,500 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of audit fees billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31:

Fee type	2019	2018
Audit fees	$92,887	$86,500
Non-audit related fees	—	—
Total fees	$92,887	$86,500

As noted above, we do not have a separate audit committee, and our full Board performs the functions of an audit committee. The Board is responsible for approval of the independent public accounting firm. As noted above, there were no non-audit related fees paid to our independent public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009
3.2 3.3	Amended and Restated Bylaws Amended and Restated Bylaws	8-K 8-K	000-30653 000-30653	3.2 3.2	February 13, 2009 February 14, 2020
10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013
10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013
10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011
10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011
10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011
10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011
10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer	8-K	000-30653	10.1	July 9, 2012
10.8	Board of Directors Service Agreement with Norm DesRosiers, Director	8-K	000-30653	99.2	February 3, 2014
10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive	8-K	000-30653	10.1	February 27, 2014
10.10	Board of Directors Service Agreement with William A. Zender, Director	8-K	000-30653	1.1	April 2, 2014
10.11	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015
10.12	Promissory Note with Robert Saucier, Chief Executive Officer	8-K	000-30653	10.1	October 29, 2015
10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer	10-Q	000-30653	99.2	November 16, 2015
10.14	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017
10.15	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017
10.16	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016
10.17	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016
10.18	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016
10.19	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016
10.20	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016
10.21	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016
10.22	Warrant Agreement dated August 29, 2016 with the lenders of the Agreement	8-K/A	000-30653	99.2	August 30, 2016
10.23	Guaranty and Security agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016
10.24	Promissory Note Restructuring Agreement dated August 10, 2015 between Carpathia Associates, LLC and Galaxy Gaming, Inc.	10-Q	000-30653	99.1	November 16, 2015
10.25	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015
10.26	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018
10.27	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017
10.28	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017
10.29	Credit Agreement, dated April 24, 2018, between Galaxy Gaming, Inc., a Nevada corporation, and ZB, N.A. DBA Nevada State Bank, a Nevada state banking corporation	8-K	000-30653	10.1	April 27, 2018
10.30	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019
10.31	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019
10.32	First Amendment to Credit Agreement dated April 22, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019
10.33	Second Amendment to Credit Agreement dated May 6, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019
10.34	Board of Director Service Agreement dated June 3, 2019 with Michael Gavin Isaacs	8-K	000-30653	10.1	June 6, 2019
10.35	Third Amendment to Credit Agreement dated August 16, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 28, 2019
10.36	Amendment #2 to the Employment Agreement dated July 27, 2017, between the company and Todd P. Cravens	8-K	000-30653	10.1	February 19, 2020
10.37	Entry into Material Definitive Agreement	8-K	000-30653	10.2	February 26, 2020
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 27, 2020

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2020

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	March 27, 2020
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 27, 2020
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 27, 2020
Mark A. Lipparelli /s/ MICHAEL GAVIN ISAACS	Director	March 27, 2020
Michael Gavin Isaacs
/s/ WILLIAM A. ZENDER	Director	March 27, 2020
William A. Zender /s/ BRYAN W. WATERS	Director	March 27, 2020
Bryan W. Waters