Form 10-Q
period 2020-03-31
Galaxy Gaming, Inc.
filed 2020-06-29
CIK 13156

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,281,277 common shares as of June 23, 2020.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2020	December 31, 2019
Current assets:	(Unaudited)
Cash, cash equivalents and restricted cash	$11,051,143	$9,686,698
Accounts receivable, net of allowance of $122,354 and $77,433, respectively	2,564,271	3,099,586
Inventory, net	726,483	665,654
Income tax receivable	224,385	260,347
Prepaid expense and other current assets	958,216	761,650
Total current assets	15,524,498	14,473,935
Property and equipment, net	123,363	144,909
Operating lease right-of-use assets	237,559	37,689
Assets deployed at client locations, net	367,266	405,522
Goodwill	1,091,000	1,091,000
Other intangible assets, net	7,048,144	7,430,643
Deferred tax assets, net	399,283	399,283
Total assets	$24,791,113	$23,982,981
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$775,088	$766,305
Accrued expenses	1,085,368	1,450,879
Revenue contract liability	1,298,451	1,294,265
Current portion of long-term debt	1,599,103	1,634,527
Current portion of operating lease liabilities	214,012	19,140
Total current liabilities	4,972,022	5,165,116
Long-term operating lease liabilities	23,972	18,978
Long-term debt, net	46,929,382	46,291,014
Interest rate swap liability	216,658	140,495
Total liabilities	52,142,034	51,615,603
Commitments and Contingencies (See Note 11)
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 18,106,277 and 18,017,944 shares issued and outstanding, respectively	18,106	18,018
Additional paid-in capital	5,960,644	5,795,636
Accumulated deficit	(33,329,671)	(33,446,276)
Total stockholders’ deficit	(27,350,921)	(27,632,622)
Total liabilities and stockholders’ deficit	$24,791,113	$23,982,981

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Product leases, royalties and other	$4,494,318	$5,346,751
Total revenue	4,494,318	5,346,751
Costs and expenses:
Cost of ancillary products and assembled components	21,812	82,391
Selling, general and administrative	2,992,052	3,540,870
Research and development	155,653	299,180
Depreciation and amortization	469,805	482,064
Share-based compensation	157,596	223,604
Total costs and expenses	3,796,918	4,628,109
Income from operations	697,400	718,642
Other income (expense):
Interest income	21,774	715
Interest expense	(363,153)	(168,013)
Foreign currency exchange (loss) gain	(127,291)	36,476
Change in estimated fair value of interest rate swap liability	(76,163)	(26,142)
Total other expense	(544,833)	(156,964)
Income before provision for income taxes	152,567	561,678
Provision for income taxes	(35,962)	(101,014)
Net income	$116,605	$460,664

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted-average shares outstanding:
Basic	18,022,761	40,370,338
Diluted	19,239,294	42,242,557

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$(27,632,622)
Net income	—	—	—	116,605	116,605
Stock options exercised	25,000	25	7,475	—	7,500
Share-based compensation	63,333	63	157,533	—	157,596
Balance, March 31, 2020	18,106,277	$18,106	$5,960,644	$(33,329,671)	$(27,350,921)

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, December 31, 2018	39,921,591	$39,922	$4,733,701	$2,683,478	$7,457,101
Net income	—	—	—	460,664	460,664
Stock options exercised	98,332	98	36,134	—	36,232
Share based compensation expense	470,200	470	223,134	—	223,604
Balance, March 31, 2019	40,490,123	$40,490	$4,992,969	$3,144,142	$8,177,601

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$116,605	$460,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	469,805	473,493
Amortization of lease right-of-use assets	69,301	69,711
Amortization of debt issuance costs and debt discount	9,159	9,776
Bad debt expense	166,002	31,762
Change in estimated fair value of interest rate swap liability	76,163	26,142
Share-based compensation	157,596	223,604
Unrealized foreign exchange loss (gain) on cash, cash equivalents and restricted cash	77,557	(29,296)
Changes in operating assets and liabilities:
Accounts receivable	369,313	(158,003)
Inventory	(86,885)	(148,120)
Income tax receivable	35,962	101,014
Prepaid expenses and other current assets	(197,283)	(32,274)
Accounts payable	8,784	385,259
Accrued expenses	(365,512)	(656,817)
Revenue contract liability	4,186	(82,656)
Operating lease liabilities	(69,305)	(65,376)
Other current liabilities	—	(7,455)
Net cash provided by operating activities	841,448	601,428
Cash flows from investing activities:
Investment in intangible assets	—	(12,250)
Acquisition of property and equipment	(1,448)	(6,940)
Net cash used in investing activities	(1,448)	(19,190)
Cash flows from financing activities:
Proceeds from draw on revolving loan	1,000,000	—
Proceeds from stock option exercises	7,500	36,232
Principal payments on finance lease obligations	—	(8,481)
Principal payments on long-term debt	(405,498)	(356,623)
Net cash provided by (used in) financing activities	602,002	(328,872)
Effect of exchange rate changes on cash	(77,557)	29,296
Net increase in cash, cash equivalents and restricted cash	1,364,445	282,662
Cash, cash equivalents and restricted cash – beginning of period	9,686,698	6,311,563
Cash, cash equivalents and restricted cash – end of period	$11,051,143	$6,594,225
Supplemental cash flow information:
Cash paid for interest	$152,949	$160,557
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$269,171	$293,350
Inventory transferred to assets deployed at client locations	$26,056	$58,016

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

There is ongoing litigation between the Company and Triangulum related to the redemption and other matters. See Note 11.

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

Coronavirus. On March 11, 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak, which led to a global health emergency. The public-health impact of the outbreak continues to remain largely unknown and still evolving. The related health crisis could continue to adversely affect the global economy, resulting in continued economic downturn that could impact demand for our products.

On March 17, 2020, the Company announced that it suspended billing to customers who had closed their doors due to the COVID-19 outbreak. As a result, we did not earn revenue for the use of our games by our physical casino customers during the time that they were closed. In general, the online gaming customers who license our games through our distributor remained and continue to remain in operation in spite of the COVID-19 crisis. We earned revenue from them during the crisis and expect to continue to do so, but potentially at levels that may be lower than we previously received.

As of the date of this filing, many land-based casinos have begun to re-open with significantly reduced occupancy and other limitations. As they reopen, it will take additional time for their operations to return to pre-crisis levels. Given the uncertainties around casino re-openings, we instituted a phased billing approach for our clients through fiscal year 2020, which will result in us realizing substantially less revenue than we might otherwise expect. In addition, because of COVID-19-related financial pressures on our physical casino customers, there can be no assurance that our accounts receivable we will be paid timely (or at all) for revenues earned prior to the shutdowns. Finally, some of our casino clients have notified vendors (including us) that they will lengthen payment terms for a period of time after reopening as they attempt to preserve their own liquidity.

We rely on third-party suppliers and manufacturers in China, many of whom were shut down or severely cut back production during the shutdown. This did not have a material effect on our supply chain. However, any future disruption of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. As of the date of this filing, the Company believes that it has adequate liquidity to meet its near-term obligations. Further, we do not currently believe that the recent casino closures will result in an impairment of our assets or a default under our loan agreements. If the effects of the COVID-19 crisis endure or there is a second period of casino closures, we may be required to reassess our obligations, including our ability to pay employee compensation and benefits.

The COVID-19 crisis may change the behavior of gaming patrons. Most of our clients operate places of public accommodation, and their patrons may reduce visitation and play as a precaution. Further, governmental authorities may continue to impose reduced hours of operation or limit the capacity of such places of public accommodation. A long-term reduction in play could have a material adverse impact on our results of operations. Depending on the length and severity of any such adverse impact, we may fail to comply with our obligations, including covenants in our credit agreement, and we may need to reassess the carrying value of our assets.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020 (the “2019 10-K”).

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

Impairment considerations. We concluded that the impact of the current COVID-19 pandemic on operations and financial results is an indicator that impairment may exist related to the Company’s inventory (Note 4), property and equipment (Note 5), assets deployed at client locations (Note 6) and intangible assets (Note 7). Accordingly, management conducted an assessment of the values of these assets. As a result of its impairment assessments, management has determined that its assets are not currently impaired.

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

Other significant accounting policies. See Note 2 in Item 8. “Financial Statements and Supplementary Financial Information” included in our 2019 10-K.

Recently adopted accounting standards

Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement, removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have adopted the new standard effective January 1, 2020, which did not have a material effect on our financial statements or related disclosures.

New accounting standards not yet adopted

Financial Instruments – Credit Losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 5, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial statements or related disclosures.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended March 31,
	2020	2019
North America and Caribbean	$3,130,465	$3,844,525
Europe, Middle East and Africa	1,363,853	1,502,226
Total revenue	$4,494,318	$5,346,751

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

The table below summarizes changes in the revenue contract liability during the three months ended March 31, 2020:

Beginning balance – January 1, 2020	$1,294,265
Increase (advanced billings)	3,817,076
Decrease (revenue recognition)	(3,812,890)
Ending balance – March 31, 2020	$1,298,451

Revenue recognized during the three months ended March 31, 2020 that was included in the beginning balance of revenue contract liability above was $1,279,682.

NOTE 4. INVENTORY

Inventory, net consisted of the following at:

	March 31,	December 31,
	2020	2019
Raw materials and component parts	$394,479	$359,349
Finished goods	371,793	343,305
Inventory, gross	766,272	702,654
Less: inventory reserve	(39,789)	(37,000)
Inventory, net	$726,483	$665,654

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at:

	March 31,	December 31,
	2020	2019
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	215,127	215,127
Office and computer equipment	303,744	302,296
Leasehold improvements	6,843	6,843
Property and equipment, gross	838,353	836,905
Less: accumulated depreciation	(714,990)	(691,996)
Property and equipment, net	$123,363	$144,909

For the three months ended March 31, 2020 and 2019, depreciation expense related to property and equipment was $22,994 and $27,140, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at:

	March 31,	December 31,
	2020	2019
Enhanced table systems	$1,009,427	$993,127
Less: accumulated depreciation	(642,161)	(587,605)
Assets deployed at client locations, net	$367,266	$405,522

For the three months ended March 31, 2020 and 2019, depreciation expense related to assets deployed at client locations was $64,312 and $69,137, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of an asset acquisition completed in October 2011 from Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2020	2019
Patents	$13,485,000	$13,485,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	183,415	183,415
Other intangible assets, gross	20,609,382	20,609,382
Less: accumulated amortization	(13,561,238)	(13,178,739)
Other intangible assets, net	$7,048,144	$7,430,643

For the three months ended March 31, 2020 and 2019, amortization expense related to the other intangible assets was $382,499 and $377,216, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending March 31,	Total
2021	$1,457,258
2022	1,415,500
2023	829,535
2024	252,930
2025	252,930
Thereafter	2,839,991
Total amortization	$7,048,144

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31,	December 31,
	2020	2019
Payroll and related	$209,831	$747,458
Interest	721,716	520,671
Commissions and royalties	35,186	78,528
Income tax payable	64,832	64,832
Other	53,803	39,390
Total accrued expenses	$1,085,368	$1,450,879

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

On December 31, 2019, we executed a second amendment to the corporate office lease to amend the lease expiration date from December 31, 2019 to December 31, 2020, with monthly base rents of $21,123 from January 1, 2020 to December 31, 2020. As a result of the amendment, we recorded a $246,998 increase to operating lease right-of-use assets and operating lease liabilities.

On September 24, 2019, we executed a third amendment to one of our satellite facilities to amend the lease expiration date from December 31, 2019 to December 31, 2021, with monthly base rents of $975.00 from January 1, 2020 to December 31, 2021. As a result of the amendment, we recorded a $22,173 increase to operating lease right-of-use assets and operating lease liabilities.

As of March 31, 2020, our leases have remaining lease terms ranging from two months to 27 months. Gross right-of-use assets recorded under operating leases was $560,047, respectively, and the related accumulated amortization was $322,488.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2020
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$237,559

Operating lease current liabilities	$214,012	Current portion of operating lease liabilities

Operating lease long-term liabilities	23,972	Long-term operating lease liabilities

Total operating lease liabilities	$237,984

Weighted-average remaining lease term:
Operating leases	1 year

Weighted-average discount rate:
Operating leases	5.7%

The components of lease expense are as follows:

Three Months Ended March 31, 2020
	Amount	Classification
Finance lease cost:
Amortization of right-of-use assets	$—	Depreciation and amortization
Interest on lease liabilities	—	Interest expense
Total finance lease cost	$—

Operating lease cost	$71,712	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2020
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating cash flows from finance leases	—	Net income
Financing cash flows from finance leases	—	Principal payments on finance lease obligations
Operating cash flows from operating leases	$71,712	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	—	Supplemental cash flow information
Operating leases	$560,047	Supplemental cash flow information

As of March 31, 2020, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending March 31,	Amount
2021	$214,013
2022	21,584
2023	2,387
Total lease liabilities	$237,984

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

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following at:

	March 31,	December 31,
	2020	2019
Nevada State Bank credit agreement	$9,358,799	$8,699,900
Triangulum promissory note	39,096,401	39,096,401
Vehicle notes payable	39,021	44,490
Insurance notes payable	118,966	177,894
Long-term debt, gross	48,613,187	48,018,685
Less: Unamortized debt issuance costs	(84,702)	(93,144)
Long-term debt, net	48,528,485	47,925,541
Less: Current portion	(1,599,103)	(1,634,527)
Long-term debt, long-term portion	$46,929,382	$46,291,014

Nevada State Bank (“NSB”) Credit Agreement. The Company entered into a Credit Agreement with ZB, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”), which was last amended on October 14, 2019. The Credit Agreement provided for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000.

Under the Credit Agreement, outstanding balances accrue interest based on one-month US dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50% or 4.00%, depending on our Total Leverage Ratio (as defined in the amended Credit Agreement). Effective December 31, 2021, LIBOR will no longer serve as a reference rate for bank loans, among other investment classes. The Fourth Amendment to the Credit Agreement stipulates that an alternative reference rate will be selected and used in lieu of LIBOR.

On March 17, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At March 31, 2020, the principal amount outstanding under the Term Loan component of the Credit Agreement was $8,358,799, bringing the total amount outstanding under the Credit Agreement at March 31, 2020, to $9,358,799.

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

As of March 31, 2020, future maturities of our long-term debt obligations are as follows:

Twelve Months Ending March 31,	Total
2021	$1,599,103
2022	2,574,483
2023	1,664,400
2024	3,678,800
2025	—
Thereafter	39,096,401
Long-term debt, gross	48,613,187
Less:
Unamortized debt issuance costs	(84,702)
Long-term debt, net	$48,528,485

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2020 and 2019, respectively, we had the following client revenue concentration:

	Location	2020 Revenue	2019 Revenue	Accounts Receivable March 31, 2020	Accounts Receivable December 31, 2019
Client A	Europe	12.4%	11.6%	$296,410	$176,237

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity but may be material to the results of operations in any given period and accordingly, no provision for loss has been reflected in the accompanying financial statements related to these matters.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

During the three months ended March 31, 2020, we issued an aggregate of 63,333 restricted shares of our common stock valued at $54,086, to our board members in consideration of their service on the Board. These shares vested immediately on the grant date.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2020 was 23.6%, as compared to 22.7% at March 31, 2019. The slight increase was primarily due to changes in permanent book-to-tax differences for the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, our ETR was 23.6% and 18.0%, respectively. The increase in the effective tax rate for the three months ending March 31, 2020 is a result of favorable discrete items from the comparable prior-year period that are not recurring in the current period.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of March 31, 2020, a total of 6,550,750 shares of our common stock were authorized for issuance. As of March 31, 2020, 606,701 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the three months ended March 31, 2020 and 2019, we issued 225,000 and 150,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the three months ended March 31, 2020 and 2019 was determined to be $255,017 and $171,985, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2020	Options Issued 2019
Dividend yield	0%	0%
Expected volatility	70.98%	72.00%
Risk free interest rate	1.39%	2.51%
Expected life (years)	5.00	5.00

On February 21, 2019, we amended the employment agreement between the Company and Todd Cravens, our President and Chief Executive Officer (“Mr. Cravens”). Among other things, this amendment grants Mr. Cravens an option to purchase 150,000 shares of our common stock (the “2020 Option”). The 2020 Option, which vests on August 1, 2020 so long as Mr. Cravens remains a full-time employee of the Company on August 1, 2020, has an exercise price equal to the price per share of our common stock as reported on OTC Markets on August 1, 2020 (or the nearest trading date thereafter). If Mr. Cravens is terminated as a result of a change of control of the Company prior to August 1, 2020, the 2020 Option vests in full upon his termination at an exercise price of $1.90 per share (our common stock closing price on February 19, 2019).

On February 17, 2020, we entered into Amendment No. #2 to the employment agreement with Mr. Cravens. Among other things, Amendment No. #2 provides that Mr. Cravens receive a grant of 225,000 options at a strike price of $1.93 and vest as follows: 88,000 shares on July 26, 2021, 87,000 shares on July 26, 2022 and 50,000 shares on July 26, 2023.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2019	3,175,000	$0.92	$2,692,025	2.79
Issued	225,000	1.93	—	—
Exercised	(25,000)	0.30	—	—
Forfeited	—	—	—	—
Outstanding – March 31, 2020	3,375,000	$0.99	$(469,850)	2.71
Exercisable – March 31, 2020	2,096,667	$0.67	$379,217	2.00

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2019	1,053,333	$1.43	$357,734	3.92
Granted	225,000	1.93	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested – March 31, 2020	1,278,333	$1.51	$(849,066)	3.88

As of March 31, 2020, our unrecognized share-based compensation expense associated with the stock options issued was $797,761, which will be amortized over a weighted-average of 2.41 years.

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

The estimated fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of March 31, 2020, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended March 31, 2020 except as disclosed in Note 1 and as follows:

On April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the Company will use proceeds from the PPP Loan primarily for payroll costs. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent and utility costs. No assurance is provided that the Company will apply for and obtain forgiveness of the PPP Loan in whole or in part.

On April 23, 2020, the Company filed a Registration Statement on Form S-8 (the “Registration Statement”). The Registration Statement was filed relating to 6,550,750 shares of its common stock, par value $0.001 per shares, to be issued pursuant to the Company’s 2014 Equity Incentive Plan.

On May 13, 2020, the Company filed a Form 8-K relating to extending its filing deadline for its first quarter ended March 31, 2020. In light of the circumstances and uncertainty surrounding the effects of the Coronavirus (COVID-19) pandemic on the business, employees, consultants and service providers of Galaxy, the Company’s Board of Directors and management determined that it would delay the filing of its report on Form 10-Q for the first quarter ended March 31, 2020, relying on an order issued by the Securities and Exchange Commission on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88318), regarding exemptions granted to certain public companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2020 and 2019. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, we generated total revenues of $4,494,318 compared to $5,346,751 for the comparable prior-year period, representing a decrease of $852,433, or 15.9%. This decrease was primarily attributable to the closing of a majority of our land-based casino customers in mid-March of 2020 due to the COVID-19 virus

Selling, general and administrative expenses for the three months ended March 31, 2020 were $2,989,552 compared to $3,540,870 for the comparable prior-year period, representing a decrease of $551,318, or 15.6%. This decrease was primarily due to a decrease in expenses that are driven by revenue, such as bonuses, commissions, distributor fees and royalties.

Research and development expenses for the three months ended March 31, 2020 were $155,653, compared to $299,180 for the comparable prior-year period, representing a decrease of $143,527, or 48.0%. This decrease was primarily due to a reduction in headcount and other compensation-related expenses.

Share-based compensation expenses for the three months ended March 31, 2020 was $157,596, as compared to $223,604 for the comparable prior-year period, representing a decrease of $66,008, or 29.5%. This decrease was mainly due to final vesting of a three-year grant that occurred in the first quarter of 2019 that did not recur in the first quarter of 2020.

As a result of the changes described above, income from operations decreased $18,742 or 2.6% to $699,900 for the three months ended March 31, 2020, compared to $718,642 for the comparable prior-year period.

Total interest expense increased $195,140, or 116.1%, to $363,153 for the three months ended March 31, 2020, compared to $168,013 for the comparable prior-year period. The increase was mainly attributable to interest accrued on the Triangulum Promissory Note.

Income tax expense was $35,962 for the three months ended March 31, 2020, compared to income tax provision of $101,014 for the comparable prior-year period. The decrease in income tax expense was primarily attributable to the decrease in pre-tax book income from $561,677 in the comparable prior-year period to $152,567 in the current period.

Adjusted EBITDA (as defined below) was $1,500,572 for the three months ended March 31, 2020, compared to $2,019,865 for the comparable prior-year period, representing a decrease of $519,293, or 25.7%. This decrease was primarily attributable to lower net income as a result of the COVID-19 crisis and lower adjustments in share-based compensation and special project expense, partially offset by larger adjustments related to interest expense.

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

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2020	2019
Net income	$116,605	$460,664
Interest expense	363,153	168,013
Interest income	(21,774)	(715)
Depreciation and amortization	469,805	482,064
Share-based compensation	157,596	223,604
Foreign currency exchange (gain) loss	127,291	(36,476)
Change in estimated fair value of interest rate swap liability	76,163	26,142
Income tax provision	35,962	101,014
Non-recurring severance expense	2,500	—
Non-recurring special project expense(1)	173,271	595,555
Adjusted EBITDA	$1,500,572	$2,019,865

(1)	2020 includes expenses associated with the Triangulum Lawsuit. 2019 includes expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign.

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments, and the obligations under our existing borrowings through cash flow from operations. However, the COVID-19 crisis will cause us to have negative cash from operations in Q2 and potentially longer in 2020. In addition, we will have a significant use of cash associated with the closing of the PGP Purchase Agreement (see Note 1). The issuance of debt or equity financing arrangements may be required to fund future expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be negatively affected. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

As of March 31, 2020, we had total current assets of $15,524,498 and total assets of $24,791,113. This compares to $14,473,935 and $23,982,981, respectively, as of December 31, 2019. The increase in current assets as of March 31, 2020 was primarily due to an increase in cash, cash equivalents and restricted cash. Our total current liabilities as of March 31, 2020 increased to $5,972,022 from $5,165,116 as of December 31, 2019, primarily due to an increase in current portion of long-term debt related to the Company drawing down on its $1,000,000 Revolving Loan on March 17, 2020.

Our business was profitable in Q1, but we expect losses in Q2 and potentially longer in 2020. We have sufficient working capital to meet our short-term obligations but may require additional sources of cash to meet longer-term obligations.

We continue to file applications for new or enhanced licenses in several jurisdictions, which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, inventory and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

Our operating activities provided $841,448 in cash for the three months ended March 31, 2020, compared to $601,428 for the comparable prior period. The increase in operating cash flow was primarily due to a decrease in accounts receivable.

Investing activities used cash of $1,448 for the three months ended March 31, 2020, compared to $19,190 for the comparable prior period. In both periods, the investments were in intangible assets and acquisition of property and equipment.

Cash provided in financing activities during the three months ended March 31, 2020 was $602,002, which resulted from the $1,000,000 draw on our Revolving Loan, offset by principal payments on long-term debt. This compares to $328,872 cash used in financing activities for the comparable prior period.

Critical accounting policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 3 of our financial statements included in Item 8. “Financial Statements and Supplementary Data” of our 2019 10-K for further detail on these critical accounting policies.

Off-balance sheet arrangements. As of March 31, 2020, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 our disclosure controls and procedures were effective.

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

As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401 (the “Triangulum Promissory Note”). See Note 10. The Triangulum Promissory Note has no mandatory amortization, matures on May 5, 2029, and bears interest at a rate of 2% per annum, with accrued interest payable annually in arrears. It is unsecured and is subordinated to our existing and future indebtedness in accordance with its terms.  We may prepay principal and any accrued interest in full or in part at any time. We timely made the first payment under the Triangulum Promissory Note on May 6, 2020.

On May 6, 2019 we filed a lawsuit seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”). The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles of Incorporation (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, Clark County, Nevada district court (Case No. A-19-794293-B)). We are in the discovery phase of the Triangulum Lawsuit.

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us. Triangulum also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust.  On July 11, 2019, the Court denied Triangulum’s Motion for Preliminary Injunction and all related relief. On September 6, 2019, Triangulum appealed the denial of the Motion for Preliminary Injunction to the Nevada Supreme Court. We submitted our brief in opposition and Triangulum’s reply brief is due on June 17, 2020. Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion, stating that the amended complaint was sufficiently plead. The Company filed a Petition for a Writ of Mandamus challenging the ruling, which the Supreme Court denied on January 23, 2020.

On October 18, 2019, Saucier also filed counterclaims centered similarly on a theory of wrongful redemption, and also claims that for breach of contract and quantum meruit, alleging Galaxy Gaming was obligated to pay Saucier his year-end bonuses, despite his resignation. We filed an answer disputing these claims.

As a result of the effects of Coronavirus on the Nevada District court, the Court issued a revised Scheduling Order extending time frames for discovery and setting a new trial date in February of 2021.

On May 6, 2020, Saucier made a demand of the Company under our Bylaws and an Indemnity Agreement between Saucier and the Company, for indemnity and advancement of funds seeking repayment of his lawyer’s fees and expenses he allegedly incurred in connection with the Company’s claims against him in the Triangulum Lawsuit. Saucier asserts that he is entitled to indemnity and advancement as a result of his tenure as an officer, director, and fiduciary of the Company, which he claims triggers his rights of indemnity and advancement. The Company rejected his demand. Thereafter, on May 19, 2020, Saucier commenced a separate action, filed a verified complaint seeking advancement and filed a pleading styled “Motion For Declaratory Judgement On Verified Complaint For Advancement” (Robert B. Saucier v. Galaxy Gaming, Inc. (Clark County, Nevada district court (Case No. A-20-81590-B)) (“the Motion For Declaratory Judgement”). The Company filed its opposition on June 4, 2020. Saucier’s Motion For Declaratory Judgement was denied in a hearing that occurred on June 24, 2020.

As has been previously reported by the Company, in September 2018, we were served with a complaint by TableMax (“TMAX”) regarding the TMAX Agreement. We filed an answer denying the allegations and counterclaiming for breach of contract, abuse of process and fraud in the inducement, among other counterclaims. We also filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. Pursuant to a motion to dismiss brought by the co-defendant and former CEO of TMAX, the suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.

The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. Despite not filing an Amended complaint within the allotted time, thereafter TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020 TMAX filed an Amended Complaint against the Company and other Co-Defendants. In the Amended Complaint, TMAX asserted a claim against the Company for conversion of personal property. The Company will respond to the Amended Complaint denying the allegations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2020, we issued an aggregate of 63,333 restricted shares of our common stock valued at $54,086 to Messrs. Lipparelli, DesRosiers, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended March 31, 2020. These shares vested immediately on the grant date. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

3.1 10.1 10.2 10.3

Amended and Restated Bylaws

Amendment #2 to the Employment Agreement dated July 27, 2017 between the Company and Todd P. Cravens

Entry into Material Definitive Agreement

Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act

		8-K 8-K 8-K 8-K	000-30653 000-30653 000-30653 000-30653	3.2 10.1 10.2	February 14, 2020 February 19, 2020 February 26, 2020 April 17, 2020

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	June 29, 2020

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	June 29, 2020

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)