Form 10-Q
period 2020-06-30
Galaxy Gaming, Inc.
filed 2020-08-19
CIK 13156

Ppp

re

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,336,277 common shares as of August 12, 2020.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2020

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2020	December 31, 2019
Current assets:	(Unaudited)
Cash and cash equivalents	$9,641,392	$9,686,698
Accounts receivable, net of allowance of $125,973 and $77,433, respectively	1,013,548	3,099,586
Inventory, net	725,297	665,654
Income tax receivable	272,347	260,347
Prepaid expense and other current assets	875,497	761,650
Total current assets	12,528,081	14,473,935
Property and equipment, net	122,073	144,909
Operating lease right-of-use assets	168,559	306,859
Assets deployed at client locations, net	307,583	405,522
Goodwill	1,091,000	1,091,000
Other intangible assets, net	6,674,225	7,430,643
Deferred tax assets, net	1,025,798	399,283
Total assets	$21,917,319	$24,252,151
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,199,450	$766,305
Accrued expenses	411,291	1,450,879
Revenue contract liability	371,256	1,294,265
Current portion of long-term debt	2,564,812	1,634,527
Current portion of operating lease liabilities	151,330	276,963
Total current liabilities	4,698,139	5,422,939
Long-term operating lease liabilities	17,650	30,325
Long-term liabilities, net	46,377,926	46,291,014
Interest rate swap liability	174,175	140,495
Total liabilities	51,267,890	51,884,773
Commitments and Contingencies (See Note 11)
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 18,336,277 and 18,017,944 shares issued and outstanding, respectively	18,336	18,018
Additional paid-in capital	6,167,346	5,795,636
Accumulated deficit	(35,536,253)	(33,446,276)
Total stockholders’ deficit	(29,350,571)	(27,632,622)
Total liabilities and stockholders’ deficit	$21,917,319	$24,252,151

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:
Product leases, royalties and other	$663,972	$5,399,186	$5,158,289	$10,745,938
Total revenue	663,972	5,399,186	5,158,289	10,745,938
Costs and expenses:
Cost of ancillary products and assembled components	7,902	46,945	29,713	129,336
Selling, general and administrative	2,438,635	2,939,841	5,430,688	6,480,710
Research and development	138,599	178,259	294,252	477,440
Depreciation and amortization	454,485	481,044	924,291	963,108
Share-based compensation	176,669	212,578	334,265	436,182
Total costs and expenses	3,216,290	3,858,667	7,013,209	8,486,776
Income (loss) from operations	(2,552,318)	1,540,519	(1,854,920)	2,259,162
Other income (expense):
Interest income	2,126	19,850	23,900	20,565
Interest expense	(177,170)	(169,541)	(344,841)	(337,555)
Share redemption consideration	(195,482)	(119,812)	(390,964)	(119,812)
Foreign currency exchange (loss) gain	11,302	(24,305)	(115,989)	12,171
Change in estimated fair value of interest rate swap liability	42,483	(65,459)	(33,680)	(91,601)
Total other expense	(316,741)	(359,267)	(861,574)	(516,232)
Income before benefit (provision) for income taxes	(2,869,059)	1,181,252	(2,716,494)	1,742,930
Benefit (provision) for income taxes	662,477	(126,309)	626,515	(227,323)
Net income (loss)	$(2,206,582)	$1,054,943	$(2,089,979)	$1,515,607

Net income (loss) per share:
Basic	$(0.12)	$0.04	$(0.12)	$0.05
Diluted	$(0.12)	$0.04	$(0.11)	$0.04

Weighted-average shares outstanding:
Basic	18,247,266	26,354,946	18,135,013	33,323,925
Diluted	19,003,252	27,963,426	19,044,402	34,981,345

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$(27,632,622)
Net income	—	—	—	116,605	116,605
Stock options exercised	25,000	25	7,475	—	7,500
Share-based compensation	63,333	63	157,533	—	157,596
Balance, March 31, 2020	18,106,277	$18,106	$5,960,644	$(33,329,671)	$(27,350,921)
Net loss	—	—	—	(2,206,582)	(2,206,582)
Stock options exercised	150,000	150	30,113	—	30,263
Share based compensation	80,000	80	176,589	—	176,669
Balance, June 30, 2020	18,336,277	$18,336	$6,167,346	$(35,536,253)	$(29,350,571)

	Common Stock		Additional Paid in	Accumulated Earnings	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Beginning balance, December 31, 2018	39,921,591	$39,922	$4,733,701	$2,683,478	$7,457,101
Net income	—	—	—	460,664	460,664
Stock options exercised	98,332	98	36,134	—	36,232
Share-based compensation	470,200	470	223,134	—	223,604
Balance, March 31, 2019	40,490,123	$40,490	$4,992,969	$3,144,142	$8,177,601
Common Stock Redemption	(23,271,667)	(23,271)	—	(39,073,130)	(39,096,401)
Net income	—	—	—	1,054,943	1,054,943
Stock options exercised	457,888	458	59,917	—	60,375
Share based compensation	76,400	76	212,502	—	212,578
Balance, June 30, 2019	17,752,744	$17,753	$5,265,388	$(34,874,045)	$(29,590,904)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss)	$(2,089,979)	$1,515,607
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	924,291	948,823
Non-cash lease expense	138,300	137,599
Amortization of debt issuance costs and debt discount	18,121	17,954
Bad debt expense	166,003	34,923
Change in estimated fair value of interest rate swap liability	33,680	91,601
Deferred income tax benefit	(626,515)	—
Share-based compensation	334,265	436,182
Unrealized foreign exchange loss (gain)	101,301	(15,389)
Changes in operating assets and liabilities:
Accounts receivable	1,895,310	(306,073)
Inventory	(84,260)	(313,337)
Income tax receivable/payable	(12,000)	(120,878)
Prepaid expenses and other current assets	(115,281)	(13,535)
Accounts payable	433,405	653,028
Accrued expenses	(1,039,786)	(273,130)
Revenue contract liability	(923,009)	(115,722)
Operating lease liabilities	(138,308)	(130,397)
Other current liabilities	—	(71,435)
Net cash provided by (used in) operating activities	(984,462)	2,475,821
Cash flows from investing activities:
Investment in intangible assets	—	(27,401)
Acquisition of property and equipment	(22,480)	(10,455)
Net cash used in investing activities	(22,480)	(37,856)
Cash flows from financing activities:
Proceeds from draw on revolving loan	1,000,000	—
Proceeds from Paycheck Protection Program	835,300	—
Proceeds from stock option exercises	37,763	160,732
Payments of debt issuance costs	—	(5,736)
Principal payments on finance lease obligations	—	(14,198)
Principal payments on long-term debt	(834,790)	(735,561)
Net cash provided by (used in) financing activities	1,038,273	(594,763)
Effect of exchange rate changes on cash	(76,637)	16,986
Net increase (decrease) in cash and cash equivalents	(45,306)	1,860,188
Cash and cash equivalents – beginning of period	9,686,698	6,311,563
Cash and cash equivalents – end of period	$9,641,392	$8,171,751
Supplemental cash flow information:
Cash paid for interest	$311,467	$321,350
Cash paid for income taxes	$—	$348,200
Supplemental schedule of non-cash activities:
Common stock redemption in exchange for share redemption consideration obligation	$—	$39,096,401
Right-of-use assets obtained in exchange for lease liabilities	$—	$299,902
Inventory transferred to assets deployed at client locations	$24,617	$109,725

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND RECENT DEVELOPMENTS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, assembly, marketing and acquisition of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming floor operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide and to land-based casino gaming companies in North America, the Caribbean, Central America, the British Isles, Europe and Africa and to cruise ship companies. We license our products and services for use solely in legalized gaming markets.

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. Our Articles of Incorporation (the “Articles”) provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase. The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

The consideration owed to Triangulum for the redemption is $39,096,401 (the “Redemption Consideration”). See Note 10.

There is ongoing litigation between the Company and Triangulum related to the redemption and other matters. See Note 11.

On February 25, 2020, Galaxy Gaming entered into a Membership Interest Purchase Agreement, dated February 25, 2020 (the “Purchase Agreement”), between the Company and the membership interest holders of Progressive Games Partners LLC (“PGP”). Pursuant to the Purchase Agreement, the Company will pay $12.425 million to acquire all of the issued equity interests of PGP. Of the consideration, at least $6.425 million, but no more than $10.425 million will be paid in cash, with the balance of the consideration being paid in newly issued shares of the Company’s common stock valued at $1.91 per share. Completion of the purchase is subject to various customary closing conditions, including but not limited to (i) further due diligence by Galaxy, (ii) any necessary gaming approvals having been obtained from the relevant gaming authorities, (iii) no material adverse effect or other specified adverse events occurring with respect to Galaxy or PGP, (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (v) performance and compliance in all material respects with agreements and covenants contained in the Purchase Agreement.

COVID-19. On March 11, 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak, which led to a global health emergency. The public-health impact of the outbreak continues to remain largely unknown and still evolving. The related health crisis could continue to adversely affect the global economy, resulting in continued economic downturn that could impact demand for our products.

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

We also rely on third-party suppliers and manufacturers in China, many of whom were shut down or severely cut back production during the shutdown. Although this has not had a material effect on our supply chain, any future disruption of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Also, on April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act (the “Flexibility Act”). See Note 10. As of the date of this filing, the Company believes that it has adequate liquidity to meet its near-term obligations. If the effects of the COVID-19 crisis endure or there is a second period of casino closures, we may be required to reassess our obligations, including our ability to pay employee compensation and benefits.

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

Impairment considerations. We considered whether the impact of the current COVID-19 pandemic on operations and financial results is an indicator that impairment may exist related to the Company’s inventory (Note 4), property and equipment (Note 5), assets deployed at client locations (Note 6) and intangible assets (Note 7). As a result of its impairment assessments, management has determined that its assets are not currently impaired. We considered the following:

Inventory. We considered whether additional write-offs or reserves were necessary to our inventory balance as a result of the impact of COVID-19. The vast majority of our Inventory is not sold to customers but, rather, is used to support new installations and repairs of our electronic table game systems which we account for as Assets Deployed at Client Locations. Based on our assessment, we determined additional write-offs and reserves were not required. We are in the process of developing a new generation of electronic table game systems and, once that new generation of system is available for customer installation, we will review inventory to determine how much of existing Inventory can be used in the next generation of systems. To the extent that there is Inventory that 1) cannot be used in the new generation of systems and 2) is in excess of what we might expect to need for repair of older generation systems that we expect to remain in the field, we may incur an impairment charge with respect to Inventory that is obsolete.

Long-lived assets. Our long-lived assets include property and equipment, assets deployed at client locations, and intangible assets. We assessed whether there was an indication of impairment of each asset group due to COVID-19 noting that based on the current contracts, including the lengthened payment terms noted above, the carrying value of our long-lived asset groups were recoverable.

Goodwill. We performed a qualitative assessment and determined that it was not more likely than not that the carrying value of the reporting unit was impaired. As part of our qualitative assessment, we considered our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operating income, terminal growth rates, and the cost of capital.

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

Correction of immaterial errors in previously issued financial statements. During the preparation of the Company’s financial statements as of and for the three and six months ended June 30, 2020, it was discovered the Company incorrectly accounted for two lease amendments in the fourth quarter of 2019. As a result of the error, at December 31, 2019, Operating Lease Right-of-Use Assets, Current Portion of Operating Lease Liabilities and Long-term Operating Lease Liabilities were understated by $269,171, $257,823 and $11,348, respectively. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to results of operations or financial position for any prior annual or interim period. However, to correctly present the Operating Lease Right-of-Use Assets, Current Portion of Operating Lease Liabilities and Long-term Operating Lease Liabilities in the appropriate periods, management has corrected the consolidated balance sheet as of December 31, 2019.

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

New accounting standards not yet adopted

Financial Instruments – Credit Losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for certain smaller reporting companies until fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial statements or related disclosures.

NOTE 3. REVENUE RECOGNITION

Revenue recognition. We generate revenue primarily from the licensing of our intellectual property. We also, occasionally, receive a one-time sale of certain products and/or reimbursement of our equipment.

License fees. We derive product lease and royalty revenue from negotiated recurring fee license agreements and the performance of our products. We account for these agreements as month-to-month contracts and recognize revenue each month as we satisfy our performance obligations. In addition, revenue associated with performance-based agreements is recognized during the month that the usage of the product or intellectual property occurs.

Product sales. Occasionally, we sell certain incidental products or receive reimbursement of our equipment after the commencement of the new license agreement. Revenue from such sales is recognized as a separate performance obligation when we ship the items.

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America and Caribbean	$159,085	$3,907,953	$3,291,260	$7,752,478
Europe, Middle East and Africa	504,887	1,491,233	1,867,029	2,993,460
Total revenue	$663,972	$5,399,186	$5,158,289	$10,745,938

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

The table below summarizes changes in the revenue contract liability during the six months ended June 30, 2020:

Beginning balance – January 1, 2020	$1,294,265
Increase (advanced billings)	5,704,713
Decrease (revenue recognition)	(6,627,722)
Ending balance – June 30, 2020	$371,256

Revenue recognized during the three months ended June 30, 2020 that was included in the beginning balance of revenue contract liability was $6,250. Revenue recognized during the six months ended June 30, 2020 that was included in the beginning balance of revenue contract liability above was $1,285,932.

NOTE 4. INVENTORY

Inventory, net consisted of the following at:

	June 30,	December 31,
	2020	2019
Raw materials and component parts	$385,790	$359,349
Finished goods	400,561	343,305
Inventory, gross	786,351	702,654
Less: inventory reserve	(61,054)	(37,000)
Inventory, net	$725,297	$665,654

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at:

	June 30,	December 31,
	2020	2019
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	215,127	215,127
Office and computer equipment	324,777	302,296
Leasehold improvements	6,843	6,843
Property and equipment, gross	859,386	836,905
Less: accumulated depreciation	(737,313)	(691,996)
Property and equipment, net	$122,073	$144,909

For the three months ended June 30, 2020 and 2019, depreciation expense related to property and equipment was $22,322 and $26,838, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense related to property and equipment was $45,316 and $53,978, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at:

	June 30,	December 31,
	2020	2019
Enhanced table systems	$942,960	$993,127
Less: accumulated depreciation	(635,377)	(587,605)
Assets deployed at client locations, net	$307,583	$405,522

For the three months ended June 30, 2020 and 2019, depreciation expense related to assets deployed at client locations was $58,244 and $70,447, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense related to assets deployed at client locations was $122,556 and $139,584, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a business combination completed in October 2011 from Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	June 30,	December 31,
	2020	2019
Patents	$13,485,000	$13,485,000
Customer relationships	3,400,000	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	183,415	183,415
Other intangible assets, gross	20,609,382	20,609,382
Less: accumulated amortization	(13,935,157)	(13,178,739)
Other intangible assets, net	$6,674,225	$7,430,643

For the three months ended June 30, 2020 and 2019, amortization expense related to other intangibles was $373,919 and $378,045, respectively. For the six months ended June 30, 2020 and 2019, amortization expense related to the other intangible assets was $756,418 and $755,260, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending June 30,	Total
2021	$1,438,174
2022	1,412,297
2023	541,135
2024	252,930
2025	252,930
Thereafter	2,776,759
Total amortization	$6,674,225

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30,	December 31,
	2020	2019
Payroll and related	$162,696	$747,458
Interest	25,148	9,895
Share redemption consideration	119,812	510,776
Commissions and royalties	32,688	78,528
Income tax payable	64,832	64,832
Other	6,115	39,390
Total accrued expenses	$411,291	$1,450,879

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

As of June 30, 2020, our leases have remaining lease terms ranging from zero months to 24 months.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2020
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$168,559

Operating lease current liabilities	$151,330	Current portion of operating lease liabilities

Operating lease long-term liabilities	17,650	Long-term operating lease liabilities

Total operating lease liabilities	$168,980

Weighted-average remaining lease term:
Operating leases	0.8 years

Weighted-average discount rate:
Operating leases	5.6%

The components of lease expense are as follows:

	Three Months Ended June 30, 2020
	Amount	Classification
Operating lease cost	$71,715	Selling, general and administrative expense

	Six Months Ended June 30, 2020
	Amount	Classification
Operating lease cost	$143,426	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2020
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143,426	Net income

As of June 30, 2020, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending June 30,	Amount
2021	$151,330
2022	17,650
2023	—
Total lease liabilities	$168,980

On July 3, 2020 we entered into a new 75-month lease for our corporate headquarters in Las Vegas. Pursuant to the new lease, we will occupy approximately 14,000 square feet of office and warehouse space. The lease commences on October 1, 2020, with rent abated through the remainder of 2020. Beginning in January 2021, we will commence paying rent and common area charges in an amount that is approximately equal to what we are paying pursuant to our current lease.

NOTE 10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	June 30,	December 31,
	2020	2019
Nevada State Bank credit agreement	$8,994,300	$8,699,900
Paycheck Protection Program borrowing	835,300	—
Share redemption consideration obligation	39,096,401	39,096,401
Vehicle notes payable	33,526	44,490
Insurance notes payable	59,668	177,894
Long-term debt, gross	49,019,195	48,018,685
Less: Unamortized debt issuance costs	(76,457)	(93,144)
Long-term debt, net	48,942,738	47,925,541
Less: Current portion	(2,564,812)	(1,634,527)
Long-term debt, long-term portion	$46,377,926	$46,291,014

Nevada State Bank (“NSB”) Credit Agreement. The Company is party to a Credit Agreement with ZB, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”), which was last amended on October 14, 2019. The Credit Agreement provided for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000.

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

The Credit Agreement contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature. In particular, we are required to maintain (i) a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25x; (ii) a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 7.25x (with semi-annual step-downs of 0.25x every six months, commencing June 30, 2020 through December 31, 2022 (the current required Total Leverage Ratio is 7.00x) and (iii) a maximum Senior Leverage  Ratio (as defined in the Credit Agreement) of 2.00x. We were in compliance with the Fixed Charge Coverage Ratio and Senior Leverage Ratio as of June 30, 2020. However, our Total Leverage Ratio exceeded the maximum threshold as of June 30, 2020. Furthermore, because the impact of the COVID-19 crisis on our trailing-four-quarters Adjusted EBITDA into 2021, we think it is likely that we will not be in compliance with one or more of the Fixed Charge Coverage Ratio, Total Leverage Ratio and Senior Leverage Ratio through the first quarter of 2021. In view of that, the Company and NSB entered into a Forbearance and Fifth Amendment to Credit Agreement dated August 14, 2020 (the “Fifth Amendment”). In the Fifth Amendment, NSB agreed to forbear from exercising any of its rights or remedies that result from the aforementioned covenant breaches during the aforementioned period. The Fifth Amendment also imposes a new Minimum EBITDA covenant pursuant to which the Company must demonstrate trailing-four-quarter EBITDA of $2.4 million for the each of the quarters ended September 30 and December 31, 2020, and $3.0 million for the quarter ended March 31, 2021, and thereafter.

On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At June 30, 2020, the principal amount outstanding under the Term Loan component of the Credit Agreement was $7,994,300, bringing the total amount outstanding under the Credit Agreement at June 30, 2020, to $8,994,300.

Paycheck Protection Program Borrowings. On April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the Paycheck Protection Program pursuant to the CARES Act and the Flexibility Act. The Paycheck Protection Program is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the Company used proceeds from the PPP Loan primarily for payroll costs. Under the terms of the CARES and Flexibility Acts, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent and utility costs.

On July 16, 2020, the Company filed an application and supporting documentation for forgiveness in full of the PPP Loan. The review of the Company’s forgiveness application could take as long as five months, and there is no assurance that the PPP Loan will be forgiven in full or in any amount. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the pending application for forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our adherence to the forgiveness criteria.

Share Redemption Consideration Obligation. On May 6, 2019, we issued a promissory note in the face amount of $39,096,401 to Triangulum in connection with the share redemption disclosed in Note 1. In the litigation that followed the share redemption (Note 11), Triangulum is disputing, among other things, the validity of the note and has not accepted its terms. Since no agreement on terms exists between the Company and Triangulum, the promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months. We may repay the Redemption Consideration Obligation at any time but no later than May 6, 2029; however, there can be no assurance that Triangulum will accept such payments. Additional share redemption consideration is being accrued at 2% on the redemption obligation, and we paid the first annual payment on May 5, 2020 in the amount of $781,928, which was accepted by Triangulum. The share redemption consideration obligation is unsecured and is subordinated to our existing and future indebtedness.

As of June 30, 2020, future maturities of our long-term debt liabilities are as follows:

Twelve Months Ending June 30,	Total
2021	$2,564,812
2022	2,430,882
2023	4,927,100
2024	—
2025	—
Thereafter	39,096,401
Long-term debt, gross	49,019,195
Less:
Unamortized debt issuance costs	(76,457)
Long-term debt, net	$48,942,738

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2020 and 2019, respectively, we had the following client revenue concentration:

	Location	2020 Revenue	2019 Revenue	Accounts Receivable June 30, 2020	Accounts Receivable December 31, 2019
Client A	Europe	20.6%	11.5%	$130,638	$176,237

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.

As discussed in Note 1, we redeemed the shares of our common stock held by Triangulum, an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. On May 6, 2019, we filed a lawsuit seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”). The suit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles.

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims. Triangulum also filed a Motion seeking the redeemed shares be held in a constructive trust. On July 11, 2019, the Court denied Triangulum’s Motion. On September 6, 2019, Triangulum appealed the denial of the Motion to the Nevada Supreme Court. We submitted our brief in opposition, and Triangulum filed its reply brief on June 17, 2020. Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion. The Company filed a writ petition challenging the ruling, which the Supreme Court denied on January 23, 2020.

On October 18, 2019, Saucier also filed counterclaims, including a claim of breach of contract alleging Galaxy Gaming was obligated to pay Saucier his year-end bonuses, despite his resignation. We filed an answer disputing these claims.

As a result of the effects of Coronavirus, the Court issued a revised Scheduling Order extending time frames for discovery and setting a new trial date in April of 2021.

On May 6, 2020, Saucier made a demand of the Company under our Bylaws and an Indemnity Agreement between Saucier and the Company, for indemnity and advancement of funds seeking repayment of his lawyer’s fees and expenses he allegedly incurred in connection with the Company’s claims against him in the Triangulum Lawsuit. An independent counsel, selected per the terms of the Indemnification Agreement, concluded that Saucier was entitled to a small amount of indemnity funds related to the time he was employed by the Company, but denied an entitlement to indemnification thereafter.

On May 19, 2020, Saucier commenced a separate action in Nevada district court, by filing a complaint he verified as true, seeking advancement of indemnification fees to which he claims an entitlement under the Bylaws and an Indemnification Agreement The Company filed its opposition on June 4, 2020. Saucier’s Motion was denied in a hearing that occurred on June 24, 2020.  Saucier filed a notice of his appeal of the decision to the Nevada Supreme Court on August 10, 2020.

We are in the discovery phase of the Triangulum Lawsuit, with discovery set to close on December 31, 2020.

In September 2018, we were served with a complaint by TableMax Corporation (“TMAX”) regarding the TMAX Agreement. We filed an answer denying the allegations and filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. The suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020 TMAX filed an Amended Complaint against the Company and other Co-Defendants. The Company will respond to the Amended Complaint denying the allegations.

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

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

During the six months ended June 30, 2020, we issued an aggregate of 118,333 restricted shares of our common stock valued at $127,786, to our board members in consideration of their service on the Board. These shares vested immediately on the grant date.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2020 was 22.2%, as compared to 22.3% at June 30, 2019. The slight decrease was primarily due to changes in permanent book-to-tax differences for the six months ended June 30, 2020.

For the six months ended June 30, 2020 and 2019, our effective tax rate (“ETR”) was 23.1% and 13.0%, respectively. The increase in the ETR for the six months ended June 30, 2020 is a result of favorable discrete items from the comparable prior-year period that are not recurring in the current period.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of June 30, 2020, a total of 6,550,750 shares of our common stock were authorized for issuance. As of June 30, 2020, 651,701 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the six months ended June 30, 2020 and 2019, we issued 225,000 and 195,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the six months ended June 30, 2020 and 2019 was determined to be $255,017 and $366,900, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2020	Options Issued 2019
Dividend yield	0%	0%
Expected volatility	70.98%	72.00%
Risk free interest rate	1.39%	1.83% - 2.51%
Expected life (years)	5.00	5.00

On February 21, 2019, we amended the employment agreement between the Company and Todd Cravens, our President and Chief Executive Officer (“Mr. Cravens”). Among other things, this amendment grants Mr. Cravens an option to purchase 150,000 shares of our common stock at an exercise price of $1.90 per share, which vested on August 1, 2020.

On February 17, 2020, we entered into Amendment No. #2 to the employment agreement with Mr. Cravens. Among other things, Amendment No. #2 provides that Mr. Cravens receive a grant of 225,000 options at a strike price of $1.93 and vest as follows: 88,000 shares on July 26, 2021, 87,000 shares on July 26, 2022 and 50,000 shares on July 26, 2023.

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2019	3,175,000	$0.92	$2,692,025	2.79
Issued	225,000	1.93	—	—
Exercised	(175,000)	0.22	—	—
Forfeited	(100,000)	1.57	—	—
Outstanding – June 30, 2020	3,125,000	$1.01	$1,036,150	2.52
Exercisable – June 30, 2020	2,136,667	$0.71	$1,339,800	1.90

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2019	1,053,333	$1.43	$357,734	3.92
Granted	225,000	1.93	—	—
Vested	(190,000)	0.37	—	—
Forfeited	(100,000)	1.57	—	—
Unvested – June 30, 2020	988,333	$1.65	$(303,650)	3.87

As of June 30, 2020, our unrecognized share-based compensation expense associated with the stock options issued was $624,479, which will be amortized over a weighted-average of 2.25 years.

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

The estimated fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of June 30, 2020, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended June 30, 2020 except as disclosed in Notes 1, 9 and 10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2020 and 2019. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming sites. Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Results of operations for the three months ended June 30, 2020 and 2019. For the three months ended June 30, 2020, we generated total revenues of $663,972 compared to $5,399,186 for the comparable prior-year period, representing a decrease of $4,735,214, or 87.7%. This decrease was attributable to the COVID-19 crisis which resulted in almost all of our land-based casino customers being closed for most of the second quarter and therefore our inability to invoice them for the use of our products in that period. We continued to realize revenue from licensing our game content to the online gaming market in the second quarter of 2020.

Selling, general and administrative expenses for the three months ended June 30, 2020 were $2,438,635 compared to $2,939,841 for the comparable prior-year period, representing a decrease of $501,206, or 17.0%. This decrease was primarily due to a decrease in travel and entertainment-related expenses, consulting expenses and expenses that are driven by revenue, such as bonuses, commissions, distributor fees and royalties.

Research and development expenses for the three months ended June 30, 2020 were $138,599, compared to $178,259 for the comparable prior-year period, representing a decrease of $39,660, or 22.2%. This decrease was primarily due to a reduction in consulting expenses related to a third-party research and development firm no longer used by the Company.

Share-based compensation expenses for the three months ended June 30, 2020 were $176,669, as compared to $212,578 for the comparable prior-year period, representing a decrease of $35,909, or 16.9%. This decrease was mainly due to fewer restricted shares issued and at a lower stock price than the comparable prior-year period.

As a result of the changes described above, income from operations decreased $4,092,837 or 265.7% to a loss of $2,552,318 for the three months ended June 30, 2020, compared to $1,540,519 for the comparable prior-year period.

Total interest expense increased $7,629, or 4.5%, to $177,170 for the three months ended June 30, 2020, compared to $169,541 for the comparable prior-year period. The increase was attributable to interest on the $1,000,000 outstanding balance on the Revolving Loan, which was drawn on March 12, 2020.

Share redemption consideration increased $75,670, or 63.2%, to $195,482 for the three months ended June 30, 2020, compared to $119,812 for the comparable prior-year period. The increase was attributable to the Triangulum share redemption consideration obligation, which was outstanding for only a portion of the prior-year period.

Income tax benefit was $662,477 for the three months ended June 30, 2020, compared to income tax provision of $126,309 for the comparable prior-year period. The decrease in income tax expense was primarily attributable to the decrease in pre-tax book income from $1,181,252 in the comparable prior-year period to a loss of $2,869,059 in the current period.

Adjusted EBITDA (as defined below) was $(1,420,278) for the three months ended June 30, 2020, compared to $2,404,557 for the comparable prior-year period, representing a decrease of $3,824,835, or 159.1%. This decrease was primarily attributable the significant decrease in revenue in the quarter not being fully offset by the decreased amount of expenses.

Results of operations for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2020, we generated total revenues of $5,158,289 compared to $10,745,938 for the comparable prior-year period, representing a decrease of $5,587,649, or 52.0%. This decrease was attributable to the COVID-19 crisis which resulted in almost all of our land-based casino customers being closed beginning in March and continuing to the end of the second quarter and therefore our inability to invoice them for the use of our products in that period. We continued to realize revenue from licensing our game content to the online gaming market in the first half of 2020.

Selling, general and administrative expenses for the six months ended June 30, 2020 were $5,430,688 compared to $6,480,710 for the comparable prior-year period, representing a decrease of $1,050,022, or 16.2%. This decrease was primarily due to a decrease in travel and entertainment-related expenses, consulting expenses and expenses that are driven by revenue, such as bonuses, commissions, distributor fees and royalties. This decrease was offset by an increase in bad debt expense taken in Q1 of this year, resulting from the write-off of receivable balances deemed to be uncollectible.

Research and development expenses for the six months ended June 30, 2020 were $294,252, compared to $477,440 for the comparable prior-year period, representing a decrease of $183,188, or 38.4%. This decrease was primarily due to a reduction in consulting expenses related to a third-party research and development firm no longer used by the Company.

Share-based compensation expenses for the six months ended June 30, 2020 were $334,265, as compared to $436,182 for the comparable prior-year period, representing a decrease of $101,917, or 23.4%. This decrease was mainly due to fewer restricted shares issued and at a lower stock price than the comparable prior-year period.

As a result of the changes described above, income from operations decreased $4,114,082 or 182.1% to a loss of $1,854,920 for the three months ended June 30, 2020, compared to $2,259,162 for the comparable prior-year period.

Total interest expense increased $7,286, or 2.2%, to $344,841 for the six months ended June 30, 2020, compared to $337,555 for the comparable prior-year period. The increase was attributable to interest on the $1,000,000 outstanding balance on the Revolving Loan, which was drawn on March 12, 2020.

Share redemption consideration increased $271,152, or 226.3%, to $390,964 for the six months ended June 30, 2020, compared to $119,812 for the comparable prior-year period. The increase was attributable to the Triangulum share redemption consideration obligation, which was outstanding for only a portion of the prior-year period.

Income tax benefit was $626,515 for the six months ended June 30, 2020, compared to income tax provision of $227,323 for the comparable prior-year period. The decrease in income tax expense was primarily attributable to the decrease in pre-tax book income from $1,742,930 in the comparable prior-year period to a loss of $2,716,494 in the current period.

Adjusted EBITDA (as defined below) was $80,293 for the six months ended June 30, 2020, compared to $4,424,422 for the comparable prior-year period, representing a decrease of $4,344,129, or 98.2%. This decrease was primarily attributable to the net loss for the period as a result of the COVID-19 crisis. This decrease was primarily attributable the significant decrease in revenue in the period not being fully offset by the decreased amount of expenses.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, taxes, depreciation, amortization, share based compensation, loss on extinguishment of debt, foreign currency exchange gains, changes in the estimated fair value of interest rate swap liability, and other non-recurring losses and non-cash charges. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income from operations to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2020	2019	2020	2019
Net income (loss)	$(2,206,582)	$1,054,943	$(2,089,979)	$1,515,607
Interest expense	177,170	169,541	344,841	337,555
Share redemption consideration	195,482	119,812	390,964	119,812
Interest income	(2,126)	(19,850)	(23,900)	(20,565)
Depreciation and amortization	454,485	481,044	924,291	963,108
Share-based compensation	176,669	212,578	334,265	436,182
Foreign currency exchange (gain) loss	(11,302)	24,305	115,989	(12,171)
Change in estimated fair value of interest rate swap liability	(42,483)	65,459	33,680	91,601
(Benefit) provision for income taxes	(662,477)	126,309	(626,515)	227,323
Severance expense	20,801	—	23,301	—
Special project expense(1)	480,085	170,416	653,356	765,970
Adjusted EBITDA	$(1,420,278)	$2,404,557	$80,293	$4,424,422

(1)	2020 includes expenses associated with the Triangulum Lawsuit. 2019 includes expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign.

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments, and the obligations under our existing borrowings through cash flow from operations. However, the COVID-19 crisis resulted in negative cash provided by operations and will cause us to have negative cash from operations in Q3 (and potentially longer in 2020). In addition, we will have a significant use of cash associated with the closing of the PGP Purchase Agreement (Note 1). We currently believe that we have adequate liquidity to continue our current operations for the next twelve months. However, if COVID-19 forces a second round of casino closures or if the recovery from the first round of closures is slower than we anticipate, the issuance of debt or equity financing arrangements may be required to fund future expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be negatively affected. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

As of June 30, 2020, we had total current assets of $12,528,081 and total assets of $21,917,319. This compares to $14,473,935 and $24,252,151, respectively, as of December 31, 2019. The decrease in current and total assets as of June 30, 2020 was primarily due to a decrease in our Accounts Receivable balance, resulting from the COVID-19 shutdown in Q1 of this year.

Our total current liabilities as of June 30, 2020 decreased to $4,698,139 from $5,422,939 as of December 31, 2019, primarily due to a decrease in Accrued Expenses and our Revenue Contract Liability, offset by the Company drawing down on its $1,000,000 Revolving Loan on March 12, 2020.

Despite the COVID-19 crisis, our business was profitable in Q1. However, our business was not profitable in Q2, and we expect losses in Q3 as well. We have sufficient working capital to meet our short-term obligations but may require additional sources of cash to meet longer-term obligations. Further, we do not currently believe that the recent casino closures will result in an impairment of our assets or a default under our loan agreements.

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

Our operating activities used $984,462 in cash for the six months ended June 30, 2020, compared to cash provided of $2,475,821 for the comparable prior period. The decrease in operating cash flow was primarily due to the net loss for the period as a result of the COVID-19 crisis. This decrease was partially offset by changes in operating assets and liabilities, Accounts Receivable and Revenue Contract Liability, as a result of the COVID-19 crisis.

Investing activities used cash of $22,480 for the six months ended June 30, 2020, compared to $37,856 for the comparable prior period. In both periods, the investments were in intangible assets and property and equipment.

Cash provided by financing activities during the six months ended June 30, 2020 was $1,038,273, which resulted from the $1,000,000 draw on our Revolving Loan on March 12, 2020, and $835,300 from the PPP Loan, offset by principal payments on long-term debt. This compares to $594,763 cash used in financing activities for the comparable prior period.

Critical accounting policies. The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. See Note 2 in Item 8. “Financial Statements and Supplementary Financial Information” included in our 2019 10-K for further detail on these critical accounting policies.

Off-balance sheet arrangements. As of June 30, 2020, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020 our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of internal controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum, an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. The redemption of Triangulum’s shares was given effect pursuant to the Articles, which expressly provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase. The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share. As consideration for the redemption, we issued a promissory note payable to Triangulum in the face amount of $39,096,401, which due to the resulting litigation discussed below, has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term share redemption consideration obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. See Note 10.

On May 6, 2019 we filed a lawsuit seeking (i) a declaratory judgment that we acted lawfully and in full compliance with the Articles when we redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier. The Triangulum Lawsuit alleges that the redemption and the other relief sought by us are appropriate and in accordance with the Articles (Galaxy Gaming, Inc. v. Triangulum Partners, LLC, Robert B. Saucier, Clark County, Nevada district court (Case No. A-19-794293-B)). We are in the discovery phase of the Triangulum Lawsuit.

The defendants to that lawsuit responded to the complaint, and Triangulum filed counterclaims based on a theory of wrongful redemption by us. Triangulum also filed a Motion for Preliminary Injunction seeking the redeemed shares be held in a constructive trust. On July 11, 2019, the Court denied Triangulum’s Motion for Preliminary Injunction and all related relief. On September 6, 2019, Triangulum appealed the denial of the Motion for Preliminary Injunction to the Nevada Supreme Court. We submitted our brief in opposition, and Triangulum’s reply brief is due on June 17, 2020. Separately, Triangulum filed amended counterclaims, which we moved to dismiss on a number of legal grounds. The Court denied the motion, stating that the amended complaint was sufficiently plead. The Company filed a Petition for a Writ of Mandamus challenging the ruling, which the Supreme Court denied on January 23, 2020.

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

On May 6, 2020, Saucier made a demand of the Company under our Bylaws and an Indemnity Agreement between Saucier and the Company, for indemnity and advancement of funds seeking repayment of his lawyer’s fees and expenses he allegedly incurred in connection with the Company’s claims against him in the Triangulum Lawsuit. Saucier asserts that he is entitled to indemnity and advancement as a result of his tenure as an officer, director, and fiduciary of the Company, which he claims triggers his rights of indemnity and advancement. The Company rejected his demand. Pursuant to the Indemnity Agreement, an Independent Counsel was agreed to by the parties to hear the dispute. The Independent Counsel generally agreed with the Company but awarded Saucier a small amount of indemnity funds related to the time he was employed by the Company.

Also on May 19, 2020, Saucier commenced a separate action, filed a verified complaint seeking advancement and filed a pleading styled “Motion For Declaratory Judgement On Verified Complaint For Advancement” (Robert B. Saucier v. Galaxy Gaming, Inc. (Clark County, Nevada district court (Case No. A-20-81590-B)) (“the Motion For Declaratory Judgement”). The Company filed its opposition on June 4, 2020. Saucier’s Motion For Declaratory Judgement was denied in a hearing that occurred on June 24, 2020.

As has been previously reported by the Company, in September 2018, we were served with a complaint by TMAX regarding the TMAX Agreement. We filed an answer denying the allegations and counterclaiming for breach of contract, abuse of process and fraud in the inducement, among other counterclaims. We also filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. Pursuant to a motion to dismiss brought by the co-defendant and former CEO of TMAX, the suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2020, we issued an aggregate of 55,000 restricted shares of our common stock valued at $73,700 to Messrs. Lipparelli, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended June 30, 2020. These shares vested immediately on the grant date. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

3.1 10.1 10.2 10.3

Amended and Restated Bylaws

Amendment #2 to the Employment Agreement dated July 27, 2017 between the Company and Todd P. Cravens

Membership Interest Purchase Agreement dated February 25, 2020, between the Company and the membership interest holders of PGP

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

Galaxy Gaming, Inc.

Date:	August 19, 2020

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 19, 2020

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)