Form 10-Q
period 2020-09-30
Galaxy Gaming, Inc.
filed 2020-11-16
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,582,638 common shares as of November 12, 2020.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited)	4
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2020	December 31, 2019
Current assets:	(Unaudited)
Cash and cash equivalents	$2,668,906	$9,686,698
Accounts receivable, net of allowance of $129,587 and $77,433, respectively	2,183,744	3,099,586
Inventory, net	761,345	665,654
Income tax receivable	350,244	260,347
Prepaid expense and other current assets	704,557	761,650
Total current assets	6,668,796	14,473,935
Property and equipment, net	116,152	144,909
Operating lease right-of-use assets	1,482,534	306,859
Assets deployed at client locations, net	258,856	405,522
Goodwill	1,091,000	1,091,000
Other intangible assets, net	16,610,045	7,430,643
Deferred tax assets, net	892,090	399,283
Other assets, net	27,305	—
Total assets	$27,146,778	$24,252,151
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,099,180	$766,305
Accrued expenses	844,146	1,450,879
Revenue contract liability	587,094	1,294,265
Current portion of long-term debt	2,530,149	1,634,527
Current portion of operating lease liabilities	197,067	276,963
Total current liabilities	6,257,636	5,422,939
Long-term operating lease liabilities	1,266,215	30,325
Long-term liabilities, net	45,991,154	46,291,014
Interest rate swap liability	118,846	140,495
Total liabilities	53,633,851	51,884,773
Commitments and Contingencies (See Note 11)
Stockholders’ equity (deficit)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 21,582,638 and 18,017,944 shares issued and outstanding, respectively	21,582	18,018
Additional paid-in capital	10,344,181	5,795,636
Accumulated deficit	(36,833,752)	(33,446,276)
Accumulated other comprehensive loss	(19,084)	—
Total stockholders’ deficit	(26,487,073)	(27,632,622)
Total liabilities and stockholders’ deficit	$27,146,778	$24,252,151

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Product leases, royalties and other	$1,797,833	$5,371,646	$6,956,122	$16,117,583
Total revenue	$1,797,833	$5,371,646	6,956,122	$16,117,583
Costs and expenses:
Cost of ancillary products and assembled components	11,142	37,674	40,855	167,009
Selling, general and administrative	1,833,723	3,645,319	7,264,410	10,126,029
Research and development	97,081	208,253	391,333	685,693
Depreciation and amortization	575,637	476,112	1,499,927	1,439,220
Share-based compensation	178,553	242,016	512,818	678,199
Total costs and expenses	2,696,136	4,609,374	9,709,343	13,096,150
(Loss) income from operations	(898,303)	762,272	(2,753,221)	3,021,433
Other income (expense):
Interest income	1,412	25,326	25,313	45,891
Interest expense	(162,082)	(165,706)	(506,922)	(503,262)
Share redemption consideration	(195,482)	(195,482)	(586,446)	(315,293)
Foreign currency exchange gain (loss)	20,014	(69,470)	(95,976)	(57,299)
Change in estimated fair value of interest rate swap liability	55,330	13,162	21,650	(78,440)
Other non-recurring income	15,320	—	15,320	—
Total other expense	(265,488)	(392,170)	(1,127,061)	(908,403)
(Loss) income before benefit (provision) for income taxes	(1,163,791)	370,102	(3,880,282)	2,113,030
Benefit (provision) for income taxes	(133,708)	210,132	492,807	(17,189)
Net (loss) income	$(1,297,499)	$580,234	$(3,387,475)	$2,095,841

Net (loss) income per share:
Basic	$(0.07)	$0.03	$(0.18)	$0.07
Diluted	$(0.06)	$0.03	$(0.17)	$0.07

Weighted-average shares outstanding:
Basic	19,745,525	17,774,022	18,675,769	28,083,665
Diluted	20,475,085	19,102,709	19,483,464	29,672,645

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Comprehensive Income	Deficit
Beginning balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$—	$(27,632,622)
Net income	—	—	—	116,605	—	116,605
Stock options exercised	25,000	25	7,475	—	—	7,500
Share-based compensation	63,333	63	157,533	—	—	157,596
Balance, March 31, 2020	18,106,277	$18,106	$5,960,644	$(33,329,671)	$—	$(27,350,921)
Net loss	—	—	—	(2,206,582)	—	(2,206,582)
Stock options exercised	150,000	150	30,113	—	—	30,263
Share-based compensation	80,000	80	176,589	—	—	176,669
Balance, June 30, 2020	18,336,277	$18,336	$6,167,346	$(35,536,253)	$—	$(29,350,571)
Shares issued in connection with PGP asset acquisition	3,141,361	3,141	$3,986,387	—	—	3,989,528
Net loss	—	—	—	(1,297,499)	—	(1,297,499)
Foreign currency translation adjustment	—	—	—	—	(19,084)	(19,084)
Stock options exercised	50,000	50	11,950	—	—	12,000
Share-based compensation	55,000	55	178,498	—	—	178,553
Balance, September 30, 2020	21,582,638	$21,582	$10,344,181	$(36,833,752)	$(19,084)	$(26,487,073)

	Common Stock		Additional Paid in	Accumulated Earnings	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Comprehensive Income	Equity (Deficit)
Beginning balance, December 31, 2018	39,921,591	$39,922	$4,733,701	$2,683,478	$—	$7,457,101
Net income	—	—	—	460,664	—	460,664
Stock options exercised	98,332	98	36,134	—	—	36,232
Share-based compensation	470,200	470	223,134	—	—	223,604
Balance, March 31, 2019	40,490,123	$40,490	$4,992,969	$3,144,142	$—	$8,177,601
Common stock redemption	(23,271,667)	(23,271)	—	(39,073,130)	—	(39,096,401)
Net income	—	—	—	1,054,943	—	1,054,943
Stock options exercised	457,888	458	59,917	—	—	60,375
Share-based compensation	76,400	76	212,502	—	—	212,578
Balance, June 30, 2019	17,752,744	$17,753	$5,265,388	$(34,874,045)	$—	$(29,590,904)
Net income	—	—	—	580,234	—	580,234
Stock options exercised	75,000	75	29,175	—	—	29,250
Share-based compensation	82,600	82	241,934	—	—	242,016
Balance, September 30, 2019	17,910,344	$17,910	$5,536,497	$(34,293,811)	$—	$(28,739,404)

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income (loss)	$(3,387,475)	$2,095,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	1,499,927	1,424,934
Non-cash lease expense	207,378	203,205
Amortization of debt issuance costs and debt discount	26,935	25,584
Bad debt expense	166,002	101,938
Change in estimated fair value of interest rate swap liability	(21,650)	78,440
Deferred income tax benefit	(492,807)	(4,194)
Share-based compensation	512,818	678,199
Unrealized foreign exchange loss	84,757	33,291
Changes in operating assets and liabilities:
Accounts receivable	1,333,515	(477,319)
Inventory	(123,359)	(315,155)
Income tax receivable/payable	(14,379)	(414,817)
Prepaid expenses and other current assets	54,953	(40,086)
Accounts payable	552,166	332,566
Accrued expenses	(698,380)	(14,826)
Revenue contract liability	(707,171)	(143,812)
Operating lease liabilities	(254,363)	(197,875)
Other current liabilities	—	(71,581)
Net cash (used in) provided by operating activities	(1,261,133)	3,294,333
Cash flows from investing activities:
Investment in intangible assets	—	(27,400)
Acquisition of PGP assets, net of cash acquired	(6,266,335)	—
Acquisition of property and equipment	(38,712)	(32,495)
Net cash used in investing activities	(6,305,047)	(59,895)
Cash flows from financing activities:
Proceeds from draw on revolving loan	1,000,000	—
Proceeds from Paycheck Protection Program	835,300	—
Proceeds from stock option exercises	49,750	189,981
Payments of debt issuance costs	—	(5,736)
Principal payments on finance lease obligations	—	(14,198)
Principal payments on long-term debt	(1,264,322)	(1,105,461)
Net cash provided by (used in) financing activities	620,728	(935,414)
Effect of exchange rate changes on cash	(72,340)	(33,291)
Net (decrease) increase in cash and cash equivalents	(7,017,792)	2,265,733
Cash and cash equivalents – beginning of period	9,686,698	6,311,563
Cash and cash equivalents – end of period	$2,668,906	$8,577,296
Supplemental cash flow information:
Cash paid for interest	$462,959	$502,764
Cash paid for income taxes	$77,465	$436,200
Supplemental schedule of non-cash activities:
Common stock redemption in exchange for share redemption consideration obligation	$—	$39,096,401
Shares issued in connection with PGP asset acquisition	$3,989,528	$—
Right-of-use assets obtained in exchange for lease liabilities	$1,383,052	$305,163
Inventory transferred to assets deployed at client locations	$27,668	$157,202

The accompanying notes are an integral part of the financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Share Redemption. On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier, Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. Our Articles of Incorporation (the “Articles”) provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase. The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

The consideration owed to Triangulum for the redemption is $39,096,401 (the “Redemption Consideration”). See Note 10.

There is ongoing litigation between the Company and Triangulum related to the redemption and other matters. See Note 11.

Membership Interest Purchase Agreement. On February 25, 2020, Galaxy Gaming entered into a Membership Interest Purchase Agreement, dated February 25, 2020 (the “Purchase Agreement”), between the Company and the membership interest holders of Progressive Games Partners LLC (“PGP”).

On August 21, 2020, the Company entered into a First Amendment to the Purchase Agreement between the Company and the membership interest holders of PGP. The First Amendment, among other things, fixed the cash portion of the purchase price at $6.425 million and established that the stock portion would be satisfied through the issuance of 3,141,361 shares of the Company’s common stock with a value of $1.27 per share on the date of the acquisition. The entirety of the purchase price ($10,414,528) has been allocated to customer relationships and is included in Other intangible assets, net, on the Company’s balance sheet. See Note 7. The Company also acquired net working capital of $581,885 (including cash of $158,665), all of which is payable to the sellers of PGP.

Management has determined that the PGP transaction does not meet the definition of a business combination and therefore has been accounted for as an asset acquisition.

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

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Also, on April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act (the “Flexibility Act”). Pursuant to the CARES Act, the Federal Reserve created the Main Street Lending Program to provide financing for small and medium-sized businesses. On October 26, 2020, the Company borrowed $4 million from Zions Bancorporation N.A., dba Nevada State Bank under the Main Street Lending Program (the “Main Street Loan”). The Main Street Loan bears interest at a rate of three-month US dollar LIBOR plus 300 basis points (initially 3.215%), and interest payments during the first year are deferred and added to the loan balance. The Main Street Loan may be prepaid at any time and matures on the fifth anniversary of the date it was funded, with 15% of principal amortizing in each of the third and fourth years the loan is outstanding. See Note 10.

As of the date of this filing, the Company believes that it has adequate liquidity to meet its short-term obligations. If the effects of the COVID-19 crisis endure or there is a second period of casino closures (Note 16), we may be required to reassess our obligations, including our ability to pay employee compensation and benefits.

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

Consolidation. The financial statements are presented on a consolidated basis, including the results of the Company and its wholly owned subsidiary, PGP. All intercompany transactions and balances have been eliminated in consolidation.

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

Other significant accounting policies. See Note 2 in Item 8. “Financial Statements and Supplementary Financial Information” included in our 2019 10-K.

Recently adopted accounting standards

Fair Value Measurement. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement, removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have adopted the new standard effective January 1, 2020, which did not have a material effect on our financial statements or related disclosures.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America and Caribbean	$971,147	$3,891,875	$4,262,408	$11,644,353
Europe, Middle East and Africa	826,686	1,479,771	2,693,714	4,473,230
Total revenue	$1,797,833	$5,371,646	$6,956,122	$16,117,583

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

The table below summarizes changes in the revenue contract liability during the nine months ended September 30, 2020:

Beginning balance – January 1, 2020	$1,294,265
Increase (advanced billings)	7,199,100
Decrease (revenue recognition)	(7,906,271)
Ending balance – September 30, 2020	$587,094

Revenue recognized during the three and nine months ended September 30, 2020 that was included in the beginning balance of revenue contract liability was $6,250 and $1,292,182, respectively.

NOTE 4. INVENTORY

Inventory, net consisted of the following at:

	September 30,	December 31,
	2020	2019
Raw materials and component parts	$379,711	$359,349
Finished goods	428,103	343,305
Inventory, gross	807,814	702,654
Less: inventory reserve	(46,469)	(37,000)
Inventory, net	$761,345	$665,654

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2020	2019
Furniture and fixtures	$312,640	$312,639
Automotive vehicles	215,127	215,127
Office and computer equipment	329,296	302,296
Leasehold improvements	18,554	6,843
Property and equipment, gross	875,617	836,905
Less: accumulated depreciation	(759,465)	(691,996)
Property and equipment, net	$116,152	$144,909

For the three months ended September 30, 2020 and 2019, depreciation expense related to property and equipment was $22,153 and $26,467, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense related to property and equipment was $67,469 and $80,445, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net consisted of the following at:

	September 30,	December 31,
	2020	2019
Enhanced table systems	$908,295	$993,127
Less: accumulated depreciation	(649,439)	(587,605)
Assets deployed at client locations, net	$258,856	$405,522

For the three months ended September 30, 2020 and 2019, depreciation expense related to assets deployed at client locations was $51,778 and $70,145, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense related to assets deployed at client locations was $174,334 and $209,729, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2020	2019
Patents	$13,507,997	$13,485,000
Customer relationships	13,814,528	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	183,416	183,415
Other intangible assets, gross	31,046,908	20,609,382
Less: accumulated amortization	(14,436,863)	(13,178,739)
Other intangible assets, net	$16,610,045	$7,430,643

For the three months ended September 30, 2020 and 2019, amortization expense related to other intangibles was $501,706 and $379,499, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense related to the other intangible assets was $1,258,124 and $1,134,760, respectively.

The increase in customer relationships was result of acquiring customer contracts/agreements valued at $10.4 million in connection with the closing on the Purchase Agreement in August 2020.

Estimated future amortization expense is as follows:

Twelve Months Ending September 30,	Total
2021	$2,582,511
2022	2,570,659
2023	1,417,510
2024	1,414,600
2025	1,410,100
Thereafter	7,214,665
Total amortization	$16,610,045

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30,	December 31,
	2020	2019
Payroll and related	$249,902	$747,458
Interest	26,924	9,895
Share redemption consideration	315,293	510,776
Commissions and royalties	148,098	78,528
Income tax payable	—	64,832
Other	103,929	39,390
Total accrued expenses	$844,146	$1,450,879

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

As of September 30, 2020, our leases have remaining lease terms ranging from three months to 75 months.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2020
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,482,534

Operating lease current liabilities	$197,067	Current portion of operating lease liabilities

Operating lease long-term liabilities	1,266,215	Long-term operating lease liabilities

Total operating lease liabilities	$1,463,282

Weighted-average remaining lease term:
Operating leases	5.9 years

Weighted-average discount rate:
Operating leases	4.3%

The components of lease expense are as follows:

	Three Months Ended September 30, 2020
	Amount	Classification
Operating lease cost	$71,716	Selling, general and administrative expense

	Nine Months Ended September 30, 2020
	Amount	Classification
Operating lease cost	$215,142	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2020
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$215,142	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,383,052	Supplemental cash flow information

As of September 30, 2020, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending September 30,	Amount
2021	$197,067
2022	208,249
2023	215,373
2024	234,917
2025	255,707
Thereafter	351,969
Total lease liabilities	$1,463,282

On July 3, 2020 we entered into a new 75-month lease for our corporate headquarters in Las Vegas. Pursuant to the new lease, we now occupy approximately 14,000 square feet of office and warehouse space. The lease commenced on October 1, 2020, with rent abated through the remainder of 2020. Early occupancy was granted on September 15, 2020. Therefore, the right-of-use asset and corresponding liability were recorded on this date. Beginning in January 2021, we will commence paying rent and common area charges in an amount that is approximately equal to what we are paying pursuant to our current lease.

NOTE 10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	September 30,	December 31,
	2020	2019
Nevada State Bank credit agreement	$8,629,800	$8,699,900
Paycheck Protection Program borrowing	835,300	—
Share redemption consideration obligation	39,096,401	39,096,401
Vehicle notes payable	28,162	44,490
Insurance notes payable	—	177,894
Long-term liabilities, gross	48,589,663	48,018,685
Less: Unamortized debt issuance costs	(68,360)	(93,144)
Long-term liabilities, net of debt issuance costs	48,521,303	47,925,541
Less: Current portion	(2,530,149)	(1,634,527)
Long-term liabilities, net	$45,991,154	$46,291,014

Nevada State Bank (“NSB”) Credit Agreement. The Company is party to a Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”), which was last amended on October 26, 2020. The Credit Agreement provided for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000. On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At September 30, 2020, the principal amount outstanding under the Term Loan component of the Credit Agreement was $7,629,800, bringing the total amount outstanding under the Credit Agreement at September 30, 2020, to $8,629,800.

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

The Credit Agreement, as amended, contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature. In particular, we are required to maintain (i) a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25x; (ii) a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 7.25x (with semi-annual step-downs of 0.25x every six months, commencing June 30, 2020 through December 31, 2022 (the current required Total Leverage Ratio is 7.00x) and (iii) a maximum Senior Leverage  Ratio (as defined in the Credit Agreement) of 2.00x. We were not in compliance with the Fixed Charge Coverage Ratio, Total Leverage Ratio and Senior Leverage Ratio as of September 30, 2020. Furthermore, because the impact of the COVID-19 crisis on our trailing-four-quarters Adjusted EBITDA into 2021, we think it is likely that we will not be in compliance with one or more of the Fixed Charge Coverage Ratio, Total Leverage Ratio and Senior Leverage Ratio through the first quarter of 2021. In view of that, the Company and NSB entered into a Forbearance and Fifth Amendment to Credit Agreement dated August 14, 2020 (the “Fifth Amendment”). In the Fifth Amendment, NSB agreed to forbear from exercising any of its rights or remedies that result from the aforementioned covenant breaches during the aforementioned period. The Fifth Amendment also imposes a new Minimum EBITDA covenant pursuant to which the Company must demonstrate trailing-four-quarter EBITDA of $2.4 million for the each of the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 and $3.0 million thereafter. The Company was in compliance with the Minimum EBITDA covenant as of September 30, 2020. On October 26, 2020, the Company and NSB entered into the Sixth Amendment to Credit Agreement dated August 14, 2018 (the “Sixth Amendment”) in connection with the Company’s borrowing under the Main Street Loan Program (see Note 16 Subsequent Events).  The Sixth Amendment added a Minimum Liquidity covenant requiring that the Company have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021, and $2.5 million thereafter. The Company was in compliance with the Minimum Liquidity covenant as of September 30, 2020. On November 16, 2020, the Company entered into a Seventh Amendment to the Credit Agreement with Zions Bancorporation N.A., dba Nevada State Bank. The Seventh Amendment changed the trailing-four-quarter Minimum EBITDA covenant from $3.0 million to $2.4 million for each fiscal quarter ending September 30, 2020 and thereafter.

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

As of September 30, 2020, future maturities of our long-term liabilities are as follows:

Twelve Months Ending September 30,	Total
2021	$2,530,307
2022	1,616,655
2023	4,511,000
2024	—
2025	835,300
Thereafter	39,096,401
Long-term liabilities, gross	$48,589,663

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2020 and 2019, respectively, we had the following client revenue concentration:

	Location	2020 Revenue	2019 Revenue	Accounts Receivable September 30, 2020	Accounts Receivable December 31, 2019
Client A	Europe	17.0%	6.2%	$308,794	$101,402

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

On May 19, 2020, Saucier commenced a separate action in Nevada district court, by filing a complaint he verified as true, seeking advancement of indemnification fees to which he claims an entitlement under the Bylaws and an Indemnification Agreement. The Company filed its opposition on June 4, 2020. Saucier’s Motion was denied in a hearing that occurred on June 24, 2020. Saucier filed a notice of his appeal of the decision to the Nevada Supreme Court on August 10, 2020.

On July 22, 2020 Galaxy and its Directors, filed an Anti-SLAPP motion seeking to dismiss certain claims made against Galaxy and its Directors. The Anti-SLAPP motion was denied by the court. Galaxy has appealed the denial of that motion to the Nevada Supreme Court. The appeal will stay most aspects of the litigation, pending outcome of the appeal.

The appeals to the Nevada Supreme Court by Saucier and by Galaxy, have also been referred to the Supreme Court’s Settlement Program where they are pending. A mandatory settlement conference is scheduled for November 16, 2020.

We remain in the discovery phase of the Triangulum Lawsuit, with discovery set to close on December 31, 2020.

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

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

During the nine months ended September 30, 2020, we issued an aggregate of 173,333 restricted shares of our common stock valued at $187,186, to our board members in consideration of their service on the Board. These shares vested immediately on the grant date.

NOTE 13. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2020 was 12.0%, as compared to 16.5% at September 30, 2019. This decrease was primarily due to the global intangible low-taxed income (“GILTI”) inclusion related to the PGP acquisition and other changes in permanent book-to-tax differences for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020 and 2019, our effective tax rate (“ETR”) was 12.7% and 0.8%, respectively. The increase in the ETR for the nine months ended September 30, 2020 is a result of favorable discrete items from the comparable prior-year period that are not recurring in the current period.

NOTE 14. STOCK OPTIONS

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of September 30, 2020, a total of 6,550,750 shares of our common stock were authorized for issuance. As of September 30, 2020, 381,701 shares remained available for issuance as new awards under the 2014 Plan.

Stock options. During the nine months ended September 30, 2020 and 2019, we issued 465,000 and 320,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the nine months ended September 30, 2020 and 2019 was determined to be $435,639 and $564,450, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2020	Options Issued 2019
Dividend yield	0%	0%
Expected volatility	70.98% - 76.97%	71.61% - 72.11%
Risk free interest rate	0.27% - 1.39%	1.37% - 2.51%
Expected life (years)	5.00	5.00

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

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2019	3,175,000	$0.92	$2,692,025	2.79
Issued	465,000	1.57	—	—
Exercised	(225,000)	0.22	—	—
Forfeited	(100,000)	1.57	—	—
Outstanding – September 30, 2020	3,315,000	$1.04	$144,450	2.49
Exercisable – September 30, 2020	2,245,000	$0.81	$614,750	1.81

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2019	1,053,333	$1.43	$357,734	3.92
Granted	465,000	1.57	—	—
Vested	(348,333)	1.29	—	—
Forfeited	(100,000)	1.57	—	—
Unvested – September 30, 2020	1,070,000	$1.52	$(470,300)	3.92

As of September 30, 2020, our unrecognized share-based compensation expense associated with the stock options issued was $708,698, which will be amortized over a weighted-average of 2.24 years.

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

The estimated fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying amount due to their short-term nature. The estimated fair value of our long-term debt and lease obligations approximates their carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of September 30, 2020, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

NOTE 16. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended September 30, 2020 except as disclosed in Note 1 and as follows:

As discussed in Note 1, on October 26, 2020, the Company entered into a business loan agreement with Zions Bancorporation N.A., dba Nevada State Bank for a secured loan in the amount of $4 million under Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. Among other things, the Main Street Loan has a five-year maturity, bears interest at a rate of three-month US dollar LIBOR plus 300 basis points and has deferred interest payments during the first year which will be added to the loan balance.

Also, on October 26, 2020, the Company entered into a Sixth Amendment to the Credit Agreement between Zions Bancorporation N.A., dba Nevada State Bank. The Sixth Amendment permits the Company to accept the Main Street Loan, establishes a minimum liquidity covenant through the term of the Credit Agreement and permits the security interest under the Main Street Loan to be pari passu with the Lender’s security interest under the Credit Agreement.

On November 16, 2020, the Company entered into a Seventh Amendment to the Credit Agreement with Zions Bancorporation N.A., dba Nevada State Bank. The Seventh Amendment changed the trailing-four-quarter Minimum EBITDA covenant from $3.0 million to $2.4 million for each fiscal quarter ending September 30, 2020 and thereafter.

Cases of COVID-19 infection have been rising in many of the markets we serve. As a result, there have been restrictions put in place on the opening hours of casinos in those markets. In the United Kingdom in particular, casinos have been forced to close for a period of at least one month beginning on November 5, 2020. Other jurisdictions in which we operate may also decide to order closures of casinos in an effort to reduce transmission of the virus.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2020 and 2019. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended September 30, 2020 and 2019. For the three months ended September 30, 2020, we generated total revenues of $1,797,833 compared to $5,371,646 for the comparable prior-year period, representing a decrease of $3,573,813, or 66.5%. This decrease was attributable to the COVID-19 crisis, as some of our land-based casino customers remained closed in the third quarter, and those that were open had reduced capacity or realized reduced visitation which, in turn, resulted in us realizing no revenue from those that were closed and reduced revenue from those that were open. We continued to realize revenue from licensing our game content to the online gaming market in the third quarter of 2020 and, with the acquisition of PGP in the third quarter, began to recognize revenue from licensing the newly-acquired game content to the online gaming market.

Selling, general and administrative expenses for the three months ended September 30, 2020 were $1,833,723 compared to $3,645,319 for the comparable prior-year period, representing a decrease of $1,811,596, or 49.7%. This decrease was primarily due to a decrease in compensation-related expenses directly related to the COVID-19 crisis (reduction in workforce, removal of bonuses and lower commissions and distributor fees). Lower legal fees contributed to the decrease as well. Prior year legal expenses included expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign. Also, travel and entertainment-related expenses and professional and compliance-related expenses (consulting and regulatory) decreased due to the COVID-19 crisis.

Research and development expenses for the three months ended September 30, 2020 were $97,081, compared to $208,253 for the comparable prior-year period, representing a decrease of $111,172, or 53.4%. This decrease was primarily due to a reduction in consulting expenses related to a third-party research and development firm no longer used by the Company and a decrease in compensation-related expenses.

Share-based compensation expenses for the three months ended September 30, 2020 were $178,553, as compared to $242,016 for the comparable prior-year period, representing a decrease of $63,463, or 26.2%. This decrease was mainly due to fewer restricted shares issued and at a lower stock price than the comparable prior-year period.

As a result of the changes described above, income from operations decreased $1,660,575 or 217.8% to a loss of $898,303 for the three months ended September 30, 2020, compared to income of $762,272 for the comparable prior-year period.

Total interest expense decreased $3,624, or 2.2%, to $162,082 for the three months ended September 30, 2020, compared to $165,706 for the comparable prior-year period. The decrease is attributable to lower balances outstanding under our Term Loan, partially offset by the amount drawn on our Revolving Loan.

Income tax provision was $133,708 for the three months ended September 30, 2020, compared to income tax benefit of $210,132 for the comparable prior-year period. The increase in income tax expense was primarily attributable to favorable discrete items incurred in the prior-year period not recurring in the current-year period.

Adjusted EBITDA (as defined below) was $35,703 for the three months ended September 30, 2020, compared to $2,217,299 for the comparable prior-year period, representing a decrease of $2,181,596, or 98.4%. This decrease was primarily attributable the significant decrease in revenue in the quarter not being fully offset by the decreased amount of expenses.

Results of operations for the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, we generated total revenues of $6,956,122 compared to $16,117,583 for the comparable prior-year period, representing a decrease of $9,161,461, or 56.8%. This decrease was attributable to the COVID-19 crisis, as some of our land-based casino customers remained closed in the third quarter, and those that were open had reduced capacity or realized reduced visitation which, in turn, resulted in us realizing no revenue from those that were closed and reduced revenue from those that were open. We continued to realize revenue from licensing our game content to the online gaming market in the third quarter of 2020 and, with the acquisition of PGP in the third quarter, began to recognize revenue from licensing the newly-acquired game content to the online gaming market.

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $7,264,410 compared to $10,126,029 for the comparable prior-year period, representing a decrease of $2,861,619, or 28.3%. This decrease was primarily due to a decrease in compensation-related expenses directly related to the COVID-19 crisis (reduction in workforce, removal of bonuses and lower commissions and distributor fees). Lower legal fees contributed to the decrease as well. Prior year legal expenses included expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign. Also, travel and entertainment-related expenses and consulting expenses decreased due to the COVID-19 crisis.

Research and development expenses for the nine months ended September 30, 2020 were $391,333, compared to $685,693 for the comparable prior-year period, representing a decrease of $294,360, or 42.9%. This decrease was primarily due to a reduction in consulting expenses related to a third-party research and development firm no longer used by the Company and a decrease in compensation-related expenses.

Share-based compensation expenses for the nine months ended September 30, 2020 were $512,818, as compared to $678,199 for the comparable prior-year period, representing a decrease of $165,381, or 24.4%. This decrease was mainly due to fewer restricted shares issued and at a lower stock price than the comparable prior-year period.

As a result of the changes described above, income from operations decreased $5,774,654 or 191.1% to a loss of $2,753,221 for the three months ended September 30, 2020, compared to income of $3,021,433 for the comparable prior-year period.

Total interest expense increased $3,660, or 0.7%, to $506,922 for the nine months ended September 30, 2020, compared to $503,262 for the comparable prior-year period. Interest on lower balances of our Term Loan were offset by interest expense on our Revolving Loan (which was undrawn in 2019).

Share redemption consideration increased $271,153, or 86.0%, to $586,446 for the nine months ended September 30, 2020, compared to $315,293 for the comparable prior-year period. The increase was attributable to the Triangulum share redemption consideration obligation, which was outstanding for only a portion of the prior-year period.

Income tax benefit was $492,807 for the nine months ended September 30, 2020, compared to income tax provision of $17,189 for the comparable prior-year period. The decrease in income tax expense was primarily attributable to the reduced operations related to the COVID-19 pandemic in the nine-month period resulting in a pre-tax book loss, offset by the GILTI inclusion related to the PGP acquisition, which reduced the taxable loss in the nine-month period.

Adjusted EBITDA (as defined below) was $115,997 for the nine months ended September 30, 2020, compared to $6,654,222 for the comparable prior-year period, representing a decrease of $6,538,225, or 98.3%. This decrease was primarily attributable to the net loss for the period as a result of the COVID-19 crisis. This decrease was primarily attributable the significant decrease in revenue in the period not being fully offset by the decreased amount of expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2020	2019	2020	2019
Net (loss) income	$(1,297,499)	$580,234	$(3,387,475)	$2,095,841
Interest expense	162,082	165,706	506,922	438,101
Share redemption consideration	195,482	195,482	586,446	380,454
Interest income	(1,412)	(25,326)	(25,313)	(45,891)
Depreciation and amortization	575,637	476,112	1,499,927	1,439,220
Share-based compensation	178,553	242,016	512,818	678,199
Foreign currency exchange (gain) loss	(20,014)	69,470	95,976	57,299
Change in estimated fair value of interest rate swap liability	(55,330)	(13,162)	(21,650)	78,440
(Benefit) provision for income taxes	133,708	(210,132)	(492,807)	17,189
Rebranding expense	—	82,650	—	95,150
Other non-recurring income	(15,320)	—	(15,320)	—
Severance expense	(3,243)	185,000	20,058	185,000
Special project expense(1)	183,059	469,249	836,415	1,235,220
Adjusted EBITDA	$35,703	$2,217,299	$115,997	$6,654,222

(1)	2020 includes expenses associated with the Triangulum Lawsuit. 2019 includes expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign.

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments, and the obligations under our existing borrowings through cash flow from operations. However, the COVID-19 crisis resulted in negative cash provided by operations during the nine months ended September 30, 2020, and we expect modestly negative cash flow from operations in Q4 of 2020. However, based on our forecast of a gradual recovery in the casino gaming industry from the lows of Q2, combined with the $3.92 million in cash we received from the Main Street Loan Facility, we believe we have adequate liquidity to meet our short-term obligations. However, if COVID-19 continues to force casino closures or if the recovery from the closures is slower than we anticipate, the issuance of debt or equity financing arrangements may be required to fund future expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be negatively affected. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

As of September 30, 2020, we had total current assets of $6,668,796 and total assets of $27,146,778. This compares to $14,473,935 and $24,252,151, respectively, as of December 31, 2019. The decrease in current assets as of September 30, 2020 was primarily due to a decrease in our Accounts Receivable balance, resulting from the COVID-19 shutdown in Q1 of this year and temporary shutdowns throughout Q2 and Q3. Also, we closed on the Purchase Agreement in August 2020, resulting in a decrease in our Cash balance. The increase in total assets as of September 30, 2020 was primarily due to an increase in our Intangibles balance of $10.4 million, as a result of acquiring customer agreements in connection with the closing on the Purchase Agreement.

Our total current liabilities as of September 30, 2020 increased to $6,257,636 from $5,422,939 as of December 31, 2019, primarily due an increase in our Accounts Payable balance and the Company drawing down on its $1,000,000 Revolving Loan on March 12, 2020. This increase was offset by decreases in Accrued Expenses and our Revenue Contract Liability.

Despite the COVID-19 crisis, our business was profitable in Q1 2020. However, our business was not profitable in Q2 or Q3 of 2020. We anticipate modestly negative cash from operations in Q4 of 2020. We have sufficient working capital to meet our short-term and long-term obligations as they become due. Further, we do not currently believe that the recent casino closures in the United Kingdom will result in an impairment of our assets or a default under our loan agreements.

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

Our operating activities used $1,261,133 in cash for the nine months ended September 30, 2020, compared to cash provided of $3,294,333 for the comparable prior period. The decrease in operating cash flow was primarily due to the net loss for the period as a result of the COVID-19 crisis. This decrease was partially offset by changes in operating assets and liabilities such as Accounts Receivable, Accounts Payable and Revenue Contract Liability, as a result of the COVID-19 crisis.

Investing activities used cash of $6,305,047 for the nine months ended September 30, 2020, compared to $59,895 for the comparable prior period. This was due to closing of the Purchase Agreement in August 2020.

Cash provided by financing activities during the nine months ended September 30, 2020 was $620,728, which resulted from the $1,000,000 draw on our Revolving Loan on March 12, 2020, and $835,300 from the PPP Loan, offset by principal payments on long-term debt. This compares to $935,414 cash used in financing activities for the comparable prior period.

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

Off-balance sheet arrangements. As of September 30, 2020, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020 our disclosure controls and procedures were effective.

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

Also on May 19, 2020, Saucier commenced a separate action, filed a verified complaint seeking advancement and filed a pleading styled “Motion For Declaratory Judgement On Verified Complaint For Advancement” (Robert B. Saucier v. Galaxy Gaming, Inc. (Clark County, Nevada district court (Case No. A-20-81590-B)) (“the Motion For Declaratory Judgement”). The Company filed its opposition on June 4, 2020. Saucier’s Motion For Declaratory Judgement was denied in a hearing that occurred on June 24, 2020. Saucier appealed the denial to the Nevada Supreme Court on August 10, 2020.

On July 22, 2020 Galaxy and its Directors, filed an Anti-SLAPP motion seeking to dismiss certain claims made against Galaxy and its Directors. The Anti-SLAPP motion was denied by the court. Galaxy and its Directors have appealed the denial of that motion to the Nevada Supreme Court.  The appeal will stay most aspects of the litigation, pending outcome of the appeal.

The appeals to the Nevada Supreme Court by Saucier and by Galaxy, have also been referred to the Supreme Court’s Settlement Program where they are pending. A mandatory settlement conference is scheduled for November 16, 2020.

We remain in the discovery phase of the Triangulum Lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2020, we issued an aggregate of 55,000 restricted shares of our common stock valued at $59,400 to Messrs. Lipparelli, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended September 30, 2020. These shares vested immediately on the grant date. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

3.1 10.1 10.2 10.3 10.4 10.5 10.6

Amended and Restated Bylaws

Amendment #2 to the Employment Agreement dated July 27, 2017 between the Company and Todd P. Cravens

Membership Interest Purchase Agreement dated February 25, 2020, between the Company and the membership interest holders of PGP

Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act

Forbearance and Fifth Amendment to the Credit Agreement dated August 16, 2019 with Zions Bancorporation N.A., dba Nevada State Bank

First Amendment to the Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the membership interest holders of PGP

Sixth Amendment to the Credit Agreement dated August 16, 2019 with Zions Bancorporation N.A., dba Nevada State Bank

		8-K 8-K 8-K 8-K 8-K 8-K 8-K	000-30653 000-30653 000-30653 000-30653 000-30653 000-30653 000-30653	3.2 10.1 10.2 10.1 10.1 10.1	February 14, 2020 February 19, 2020 February 26, 2020 April 21, 2020 August 14, 2020 August 24, 2020 October 26, 2020

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 16, 2020

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 16, 2020

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)