Form 10-K
period 2020-12-31
Galaxy Gaming, Inc.
filed 2021-03-31
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 000-30653

Galaxy Gaming, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8143439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6480 Cameron Street Ste. 305 – Las Vegas, NV 89118
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter. $21,069,348.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,970,638 common shares as of March 26, 2021.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not relate to historical or current facts but are “forward-looking” statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intent, may, plan, predict, project, pursue, will continue and other similar terms and phrases, as well as the use of the future tense.

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

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide and to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa and to cruise ship companies. We license our products and services for use solely in legalized gaming markets.

Products and Services

Proprietary Table Games. Casinos use Proprietary Table Games together with or in lieu of other games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering options typically added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games. Examples of our Side Bets include 21+3, Lucky Ladies and Bonus Craps. Premium Games are unique stand-alone games with their own set of rules and strategies. Examples of our Premium Games include Heads Up Hold ’em, High Card Flush, Cajun Stud and Three Card Poker. Generally, Premium Games generate higher revenue per table placement than the Side Bet games. At December 31, 2020, our games were being played on 5,073 tables in 586 physical casinos in the markets listed above.

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

iGaming. On August 21, 2020, we completed the acquisition of 100% of the member interests in Progressive Games Partners, LLC (“PGP”). PGP holds the exclusive worldwide rights to a number of games titles (including ours) for relicensing to operators of online gaming systems principally in Europe, the United Kingdom, and, more recently, the United States. Prior to the acquisition, PGP had been the exclusive distributor of our games to the online gaming sector; by making the acquisition of PGP, we effectively eliminated the distributor fee that PGP charged us and we now also receive the revenue PGP earns on the content of other licensors (to whom we pay a royalty fee). At December 31, 2020, PGP had contracts to license 14 games from 8 licensors, as well as our own content, and had contracts with 16 online operators for the use of that content. In many cases, these online operators provide “white label” gaming infrastructure for many separate online casino brands with the result that the content that PGP licenses can appear on hundreds of online gaming sites. PGP’s contracts with online operators prohibit those operators from deploying the content in markets where it is not legal to do so.

Recurring Revenue and Gross Profit

A majority of our clients contract with us to use our products and services on a month-to-month basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for substantially all of our total revenues in 2020 and 2019. Our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations.

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

STRATEGY

Our long-term business strategy focuses on increasing our value to casino clients by offering them enhanced services and support, and by producing innovative products and game play methodologies that their players enjoy. We believe that by increasing the value of our products and services to clients, we can continue to build our recurring revenues in both existing and new markets. To achieve this objective, we employ the following strategies:

•	Expand our portfolio of services, products and technologies;
•	Increase our per unit revenues by leveraging our Enhanced Table Systems;
•	Expand the number of markets we serve;
•	Grow our iGaming content and partner base.

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

Increase our revenue per unit by leveraging our Enhanced Table Systems. Our Enhanced Table Systems are placed on tables where we already have our side bet or premium game content deployed. By adding our Enhanced Table Systems, we significantly increase the revenue we earn from that table. Gaming operators deploy the Enhanced Table Systems because they generally increase the win for the casino by an amount that significantly exceeds the cost to license the system from us. Our product strategy includes making Electronic Table Systems that support a multitude of side bets and premium games across several casino game segments (e.g., blackjack, craps, roulette, baccarat, etc.).

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

Grow our iGaming content and partner base. We have licensed our content to the iGaming segment for several years through our distributor, PGP. In 2020, we acquired PGP in order to improve our financial results from the iGaming segment by eliminating the distribution fee to PGP and by adding the revenue that PGP earns from licensing the content owned by itself and others. The COVID pandemic has resulted in a significant increase in jurisdictions considering legalizing iGaming, in many cases in concert with legalizing sports wagering. We intend to increase our revenues from iGaming in several ways. First, we expect that our existing licensees will see growth in their current markets while adding new markets in the U.S. and elsewhere. Second, we intend to add new licensees in the iGaming segment. And finally, we intend to add to the number of games that we license to both existing and new licensees.

COMPETITION

We compete with several companies that develop and provide proprietary table games, electronic gaming platforms, game enhancements and related services. We believe that the principal competitive factors in our market include products and services that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.

We believe that our success will depend upon our ability to remain competitive in our field. Competition can be based on price, brand recognition, player appeal and the strength of underlying intellectual property and superior customer service. Larger competitors may have longer operating histories, greater brand recognition, more firmly established supply relationships, superior capital resources, distribution and product inventory than we do. Smaller competitors may be more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. We compete with others in efforts to obtain or create innovative products, obtain financing, acquire other gaming companies, and license and distribute products. We compete on these bases, as well as on the strength of our sales, service and distribution channels.

Our competitors include, but are not limited to, Scientific Games Corporation; Play AGS, Inc.; TCS/John Huxley; and Masque Publishing. Most of these competitors are larger than we are, have more financial resources than we do, and have more business segments than we do. In addition, we expect additional competitors to emerge in the future. There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

SUPPLIERS

We own outright the content for most of our Side Bets and Premium Games and therefore do not depend on suppliers for the majority of our revenues from these games. However, there are some games that we have licensed from others and to whom we pay royalty fees when we license those games to others (including in the online gaming sector).We generally have multi-year licensing agreements for this content. With respect to our Enhanced Table Systems, we obtain most of the parts for our products from third party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

RESEARCH AND DEVELOPMENT

We seek to develop and maintain a robust pipeline of new products and services to bring to market. We employ a staff of hardware and software engineers, graphic artists and game developers at our corporate offices to support, improve and upgrade our products and to develop and explore other potential table game products, technologies, methodologies and services. We also will use outside services for research and development from time to time.

INTELLECTUAL PROPERTY

Our products and the intellectual property associated with them are typically protected by patents, trademarks, copyrights and non-compete agreements. However, there can be no assurance that the steps we have taken to protect our intellectual property will be sufficient. Further, in the United States certain court rulings may make it difficult to enforce patents around the math relating to casino games, which makes us more dependent on copyrights and trademarks for protection. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of infringement. Furthermore, other companies could develop similar or superior products without violating our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, and distract the attention of management, and there can be no assurance that we would prevail.

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

EMPLOYEES

We have 30 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel. As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

Significant 2020 Business Developments

Share Redemption. On May 6, 2019, we redeemed all 23,271,667 shares of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier (“Saucier”), Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. Our Articles of Incorporation (the “Articles”) provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder’s shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase. The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

The consideration owed to Triangulum for the redemption is $39,096,401 (the “Redemption Consideration Obligation”). See Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

There is ongoing litigation between the Company and Triangulum related to the redemption and other matters. See Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

Membership Interest Purchase Agreement. On February 25, 2020, Galaxy Gaming entered into a Membership Interest Purchase Agreement, dated February 25, 2020 (the “Purchase Agreement”), between the Company and the membership interest holders of PGP.

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

On August 21, 2020, the Company completed the acquisition of 100% of the member interests in PGP. The entirety of the purchase price ($10,414,528) has been allocated to customer relationships and is included in Other intangible assets, net, on the Company’s balance sheet. See Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. As of December 31, 2020, the remaining balance owed to the sellers was $36,663.

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

As of the date of this filing, many land-based casinos have begun to re-open with significantly reduced occupancy and other limitations. As they reopen, it will take additional time for their operations to return to pre-crisis levels. Given the uncertainties around casino re-openings, we instituted a phased billing approach for our clients through fiscal year 2020, which resulted in us realizing substantially less revenue than we might otherwise expect. In addition, because of COVID-19-related financial pressures on our physical casino customers, there can be no assurance that our accounts receivable will be paid timely for revenues earned prior to the shutdowns. Finally, the Company was notified by some of the land-based casinos that they would be extending their payment terms.

We also rely on third-party suppliers and manufacturers in China, many of whom were shut down or severely cut back production during the shutdown. Although this has not had a material effect on our supply chain, any future disruption of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Also, on April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act (the “Flexibility Act”). On July 16, 2020, the Company filed an application and supporting documentation for forgiveness in full of the PPP Loan. On November 21, 2020, the Company received notification the PPP Loan had been forgiven in full. Pursuant to the CARES Act, the Federal Reserve created the Main Street Priority Loan Program (“MSPLP”) to provide financing for small and medium-sized businesses. On October 26, 2020, the Company borrowed $4 million from Zions Bancorporation N.A., dba Nevada State Bank under this program. See Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

As of the date of this filing, the Company believes that it has adequate liquidity to meet its short-term obligations. If the effects of the COVID-19 crisis endure or there is another period of casino closures, we may be required to reassess our obligations, including our ability to pay employee compensation and benefits.

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

Credit Agreement Amendments. See Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details of amendments made to the Company’s credit agreement.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6480 Cameron Street, Suite 305, Las Vegas, Nevada, where we currently occupy approximately 14,000 square feet of combined office and warehouse space. We also maintain a small warehouse and service facility in Kent, Washington and a small office in Richland, Washington. See Note 9 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

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

	2020		2019
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	1.95	0.70	2.15	1.39
June 30,	1.36	0.73	1.84	1.57
September 30,	1.36	1.08	1.99	1.49
December 31,	1.95	0.95	2.24	1.58

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

HOLDERS OF OUR COMMON STOCK

As of March 26, 2021, we had 21,970,638 shares of our common stock issued and outstanding and 35 shareholders of record.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. We are prohibited from paying dividends while our MSPLP is outstanding and for one year thereafter. See Note 10.

TRANSFER AGENT

Our stock transfer agent and registrar is Philadelphia Stock Transfer, Inc. located at 2320 Haverford Street, Ardmore, PA 19003. Their telephone number is (484) 416-3124.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2020 and 2019. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on the casino floor and legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Results of operations for the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, we generated gross revenues of $10,230,316 compared to $21,300,996 in 2019, representing a decrease of $11,070,680, or 52.0%. This decrease was primarily attributable to the COVID-19 crisis, as many of our land-based casino customers remained closed through the end of 2020, and those that were open had reduced capacity or realized reduced visitation which, in turn, resulted in us realizing no revenue from those that were closed and reduced revenue from those that were open. We continued to realize revenue from licensing our game content to the online gaming market through the end of 2020. With the PGP acquisition in the third quarter, we began to recognize revenue from licensing the newly-acquired game content of others to the online gaming market.

Selling, general and administrative expenses were $8,964,930 in 2020 compared to $13,295,475 in 2019, representing a decrease of $4,330,545, or 32.6%. This decrease was primarily due to a decrease in compensation-related expenses directly related to the COVID-19 crisis (reduction in workforce, removal of bonuses and lower commissions and distributor fees). Lower legal fees contributed to the decrease as well. Prior year legal expenses included expenses associated with our strategic review, the Triangulum Lawsuit and the related contested proxy campaign. Current year legal expenses were comprised mainly of expenses related to the Triangulum Lawsuit. Also, the decrease in expenses related to travel and entertainment, royalty expenses and advertising and marketing were directly related to the COVID-19 crisis. In 2020, the Company incurred $652,198 in expenses associated with the Triangulum Lawsuit and $20,058 of severance expense. Excluding these costs, selling, general and administrative expenses as a percentage of gross revenue was 81.1% in 2020, compared to 53.8% in 2019.

Research and development expenses were $487,679 in 2020 compared to $821,127 in 2019, representing a decrease of $333,448, or 40.6%. This decrease was primarily due to lower payroll and related expenses as a result of the departure of the former Chief Technology Officer in July 2019. Also, consulting expenses decreased due to the Company no longer using certain third-party research and development firms.

Share-based compensation expenses were $737,991 in 2020 compared to $927,696 in 2019, representing a decrease of $189,705, or 20.4%. This decrease was mainly due to fewer restricted shares issued and at a lower stock price than the comparable prior-year period.

As a result of the changes described above, loss from operations was $2,255,010 in 2020 compared to income from operations of $4,072,676 in 2019, a decrease of $6,327,686, or 155.4%.

Total interest expense was $683,357 in 2020 compared to $679,201 in 2019, an increase of $4,156, or 0.6%. The increase was mainly attributable to lower interest on our Term Loan due to lower balances, offset by interest expense on our Revolving Loan (which was undrawn in 2019).

Share redemption consideration was $781,928 in 2020 compared to $510,775 in 2019, an increase of $271,153, or 53.1%. The increase was attributable to the Triangulum Redemption Consideration Obligation, which was outstanding for only a portion of the prior-year period.

On November 21, 2020, the Company received notification the PPP Loan had been forgiven in full, including the original loan amount of $835,300 plus $4,943 in accrued interest.

The benefit for income taxes was ($605,936) in 2020 based on an effective rate of 17.42 percent compared to the provision of $10,018 in 2019 based on an effective rate of 0.3 percent. The 17.42 percent effective tax rate for 2020 differed from the statutory federal income tax rate of 21.0 percent and was primarily attributable to (i) the income tax benefit of approximately $1.2 million as a result of the net operating loss carryback provisions of the CARES Act and (ii) the income tax provision of approximately $560,000 as a result of a valuation allowance placed against the Company's certain deferred tax assets.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net (loss) income to exclude interest, income taxes, depreciation, amortization, share based compensation, gain on extinguishment of debt, foreign currency exchange loss (gain), change in estimated fair value of interest rate swap liability and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2020	2019
Net (loss) income	$(2,208,887)	$2,943,376
Interest expense	683,357	679,201
Share redemption consideration	781,928	510,775
Interest income	(25,702)	(68,634)
Depreciation and amortization	2,222,042	1,953,560
Share-based compensation	737,991	927,696
Foreign currency exchange loss (gain)	34,961	(46,375)
Change in estimated fair value of interest rate swap liability	(74,487)	44,315
(Benefit) provision for income taxes	(605,937)	10,018
Paycheck Protection Program Loan forgiveness	(840,243)	—
Rebranding expense	—	147,490
Severance expense	20,058	227,312
Special project expense(1)	652,198	1,470,563
Adjusted EBITDA	$1,377,279	$8,799,297

(1)	Includes expenses associated with the Triangulum Lawsuit in both 2020 and 2019 and the strategic review and related contested proxy campaign in 2019.

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments and the obligations under our existing borrowings through cash flow from operations. However, the COVID-19 crisis resulted in negative cash provided by operations for the year ended December 31, 2020. But based on our forecast of a gradual recovery in the casino gaming industry from the lows of Q2 2020, combined with the $3.92 million in cash we received from the MSPLP, we believe we have adequate liquidity to meet our short-term obligations. However, if COVID-19 continues to force casino closures or if the recovery from the closures is slower than we anticipate, the issuance of debt or equity financing arrangements may be required to fund future expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding, if necessary, and even if we are successful, it may not be on advantageous terms to us. If we are not able to secure additional funding, the implementation of our business plan could be negatively affected. In addition, we may incur higher capital expenditures in the future to expand our operations. We may from time to time acquire products and businesses complementary to our business. We may also incur significant expenses when applying for new licenses or in complying with current jurisdictional requirements. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

As of December 31, 2020, we had total current assets of $11,562,833 and total assets of $30,574,594. This compares to $13,208,837 and $22,987,053, respectively, as of December 31, 2019. The decrease in current assets as of December 31, 2020 was primarily due to the Company closing on the Purchase Agreement in August 2020, resulting in a decrease in our cash balance. The increase in total assets as of December 31, 2020 was primarily due to an increase in our Intangibles balance of $10.4 million, as a result of acquiring customer agreements in connection with the closing on the Purchase Agreement.

Our total current liabilities as of December 31, 2020 increased to $4,201,095 from $4,157,841, primarily due the Company drawing down on its $1,000,000 Revolving Loan on March 12, 2020.

Despite the COVID-19 crisis, our business was profitable in Q1 2020. However, our business was not profitable for the remainder of 2020. We do have sufficient working capital to meet our short-term and long-term obligations as they become due. Further, we do not currently believe that the recent temporary casino closures in the both the United Kingdom and United States will result in an impairment of our assets or a default under our loan agreements.

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

Our operating activities used $1,586,247 in cash for the year ended December 31, 2020, compared to cash provided of $4,890,595 for the year ended December 31, 2019. The decrease in operating cash flow was primarily due to the net loss for the period as a result of the COVID-19 crisis.

Investing activities used cash of $6,456,714 for the year December 31, 2020, compared to $163,351 for the year ended December 31, 2019. This was due to closing of the Purchase Agreement in August 2020.

Cash provided by financing activities for the year ended December 31, 2020 was $4,389,234, which resulted from the $1,000,000 draw on our Revolving Loan on March 12, 2020, $835,300 from the PPP Loan and $3,920,000 from the MSPLP (net of debt issuance costs), offset by an increase in principal payments on our long-term debt. This compares to $1,363,047 cash used in financing activities for the comparable prior period.

Critical Accounting Policies. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. We consider the following accounting policies to be the most important to understanding and evaluating our financial results:

Revenue recognition. We account for our revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We generate revenue primarily from the licensing of our intellectual property. We recognize revenue under recurring fee license contracts monthly as we satisfy our performance obligation, which consists of granting the customer the right to use our intellectual property. Amounts billed are determined based on flat rates or usage rates stipulated in the customer contract.

Goodwill and other intangible assets. Goodwill and other intangible assets are assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amounts will be reduced, and an impairment loss will be recognized.

Long-term liabilities. The Company issued a promissory note in the face amount of $39,096,401 to Triangulum on May 6, 2019 in connection with the share redemption disclosed in Note 1. The promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months.

Off balance sheet arrangements. As of December 31, 2020, there were no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Galaxy Gaming, Inc. Las Vegas, Nevada

Opinion on the Financial Statements.  We have audited the accompanying balance sheet of Galaxy Gaming, Inc. (the Company) as of December 31, 2019, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2019, and the notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the United States. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

We served as the Company's auditor from 2016 to 2019.

/s/ Piercy Bowler Taylor & Kern Piercy Bowler Taylor & Kern Certified Public Accountants Las Vegas, Nevada March 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Galaxy Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Intangible Assets

As described in Note 2, the Company performed a qualitative evaluation of goodwill impairment on December 31, 2020, and determined it was necessary to also perform a quantitative assessment of whether the fair value of its reporting unit was less than its carrying amount. The Company also evaluated whether certain intangible assets were recoverable by comparing the carrying value of those asset groups to their expected undiscounted future cash flows. Each of these quantitative impairment evaluations utilizes significant estimates and assumptions determined by management.  The Company used an income approach to estimate the fair value of its reporting unit, which utilizes estimates and assumptions related to forecasts of future revenues, operating margins, and the selection of the discount rates. Similarly, the Company’s recoverability tests also involve significant estimates and assumptions related to forecasted cash flows associated with specific asset groups. Changes in these assumptions could have a significant impact on either the determined fair value of the reporting unit or the recoverability of the asset groups, potentially affecting the determination of resulting impairment charges. The Company determined the fair value of the reporting unit exceeded its carrying value as of the measurement date and, therefore, no goodwill impairment was recognized. The Company also determined the sum of the estimated undiscounted future cash flows attributable to its asset groups exceeded their carrying amount, and therefore, no intangible asset impairment was recognized.

We identified the Company’s determination of the fair value of its sole reporting unit and its determination of forecasted cash flows associated with certain asset groups as a critical audit matter.  This determination was made given the subjectivity in estimating the forecasts of future revenues and operating margins and selection of the discount rate in determining the fair value of the reporting unit, and in estimating future cash flows associated with intangible asset groups.  A high degree of auditor judgment was required when evaluating the audit evidence supporting these estimates considering the current economic environment as impacted by the COVID-19 pandemic, and the degree of unpredictability related to the circumstances.

Our audit procedures related to forecasts of future revenues and operating margins and selection of the discount rate for the reporting unit included the following, among others:

•We tested the mathematical accuracy and completeness of the calculation of the underlying cash flows used to determine the fair value of the reporting unit.

•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue and operating margins forecasts by comparing the forecasts to historical revenues and operating margins.

•With the assistance of our valuation specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) projection of certain key assumptions underlying the fair value estimate and (3) discount rate by (i) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation, and (ii) developing a range of independent estimates and comparing those to the discount rate selected by management.

•We assessed the impact of changing the key assumptions related to forecasts of future revenue and operating margins, and selection of the discount rate, on the underlying fair value estimate.

/s/ Moss Adams LLP

San Diego, California

March 30, 2021

We have served as the Company’s auditor since 2020

GALAXY GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$5,993,388	$9,686,698
Accounts receivable, net of allowance of $145,000 and $77,433, respectively	2,493,254	1,834,488
Inventory, net	668,525	665,654
Income tax receivable	1,229,795	260,347
Prepaid expenses	1,167,068	757,826
Other current assets	10,803	3,824
Total current assets	11,562,833	13,208,837
Property and equipment, net	116,724	144,909
Operating lease right-of-use assets	1,367,821	306,859
Assets deployed at client locations, net	232,156	405,522
Goodwill	1,091,000	1,091,000
Other intangible assets, net	16,086,896	7,430,643
Deferred tax assets, net	—	399,283
Other assets, net	117,164	—
Total assets	$30,574,594	$22,987,053
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$467,792	$766,305
Accrued expenses	1,286,333	1,450,879
Revenue contract liability	29,167	29,167
Current portion of long-term debt	2,222,392	1,634,527
Current portion of operating lease liabilities	195,411	276,963
Total current liabilities	4,201,095	4,157,841
Long-term operating lease liabilities	1,215,680	30,325
Long-term liabilities, net	49,691,184	46,291,014
Interest rate swap liability	66,009	140,495
Deferred tax liabilities, net	197,591	—
Total liabilities	55,371,559	50,619,675
Commitments and Contingencies (See Note 11)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 21,970,638 and 18,017,944 shares issued and outstanding, respectively	21,971	18,018
Additional paid-in capital	10,798,536	5,795,636
Accumulated deficit	(35,655,163)	(33,446,276)
Accumulated other comprehensive income	37,691	—
Total stockholders’ deficit	(24,796,965)	(27,632,622)
Total liabilities and stockholders’ deficit	$30,574,594	$22,987,053

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Revenue:
Licensing fees	$10,230,316	$21,300,996
Total revenue	$10,230,316	$21,300,996
Costs and expenses:
Cost of ancillary products and assembled components	72,684	230,462
Selling, general and administrative	8,964,930	13,295,475
Research and development	487,679	821,127
Depreciation and amortization	2,222,042	1,953,560
Share-based compensation	737,991	927,696
Total costs and expenses	12,485,326	17,228,320
(Loss) income from operations	(2,255,010)	4,072,676
Other income (expense):
Interest income	25,702	68,634
Interest expense	(683,357)	(679,201)
Share redemption consideration	(781,928)	(510,775)
Foreign currency exchange (loss) gain	(34,961)	46,375
Change in estimated fair value of interest rate swap liability	74,487	(44,315)
Paycheck Protection Program Loan forgiveness	840,243	—
Total other expense	(559,814)	(1,119,282)
(Loss) income before benefit (provision) for income taxes	(2,814,824)	2,953,394
Benefit (provision) for income taxes	605,937	(10,018)
Net (loss) income	(2,208,887)	2,943,376
Foreign currency translation adjustment	37,691	—
Comprehensive (loss) income	$(2,171,196)	$2,943,376

Net (loss) income per share:
Basic	$(0.12)	$0.12
Diluted	$(0.12)	$0.11

Weighted-average shares outstanding:
Basic	18,282,262	25,521,232
Diluted	18,282,262	27,144,397

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated Earnings	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	(Deficit)	Comprehensive Income	Deficit
Beginning balance, January 1, 2019	39,921,591	$39,922	$4,733,701	$2,683,478	$—	$7,457,101
Common stock redemption	(23,271,667)	(23,271)	—	(39,073,130)	—	(39,096,401)
Net income	—	—	—	2,943,376	—	2,943,376
Stock options exercised	656,220	655	134,951	—	—	135,606
Share-based compensation	711,800	712	926,984	—	—	927,696
Balance, December 31, 2019	18,017,944	18,018	5,795,636	(33,446,276)	$—	(27,632,622)
Shares issued in connection with PGP asset acquisition	3,141,361	3,141	3,986,387	—	—	3,989,528
Net loss	—	—	—	(2,208,887)	—	(2,208,887)
Foreign currency translation	—	—	—	—	37,691	37,691
Stock options exercised	558,000	559	278,775	—	—	279,334
Share-based compensation	253,333	253	737,738	—	—	737,991
Balance, December 31, 2020	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,208,887)	$2,943,376
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	2,222,042	1,939,274
Non-cash lease expense	329,040	267,474
Amortization of debt issuance costs and debt discount	38,195	38,272
Bad debt expense	226,691	111,938
Change in estimated fair value of interest rate swap liability	(74,487)	44,315
Gain on forgiveness of Paycheck Protection Program Loan	(835,300)	—
Deferred income tax benefit	596,874	(64,801)
Share-based compensation	737,991	927,696
Unrealized foreign exchange loss (gain)	46,885	(10,938)
Changes in operating assets and liabilities:
Accounts receivable	(236,890)	(495,167)
Inventory	(51,709)	(343,724)
Income tax receivable/payable	(893,930)	(260,347)
Prepaid expense and other current assets	259,616	(15,272)
Accounts payable	(1,081,836)	84,369
Accrued expenses	(257,179)	73,218
Revenue contract liability	—	(10,723)
Operating lease liabilities	(403,363)	(266,784)
Other current liabilities	—	(71,581)
Net cash (used in) provided by operating activities	(1,586,247)	4,890,595
Cash flows from investing activities:
Investment in intangible assets	—	(57,400)
Acquisition of PGP assets	(6,393,920)	—
Acquisition of property and equipment	(62,794)	(105,951)
Net cash used in investing activities	(6,456,714)	(163,351)
Cash flows from financing activities:
Proceeds from draw on revolving loan	1,000,000	—
Proceeds from Paycheck Protection Program	835,300	—
Proceeds from Mainstreet Priority Loan Program	3,920,000	—
Proceeds from stock option exercises	279,334	199,733
Payments of debt issuance costs	—	(34,058)
Principal payments on finance lease obligations	—	(14,198)
Principal payments on long-term debt	(1,645,400)	(1,514,524)
Net cash provided by (used in) financing activities	4,389,234	(1,363,047)
Effect of exchange rate changes on cash	(39,583)	10,938
Net (decrease) increase in cash and cash equivalents	(3,693,310)	3,375,135
Cash and cash equivalents – beginning of period	9,686,698	6,311,563
Cash and cash equivalents – end of period	$5,993,388	$9,686,698
Supplemental cash flow information:
Cash paid for interest	$612,840	$684,139
Cash paid for income taxes	$75,786	$453,297
Supplemental schedule of non-cash activities:
Common stock redemption in exchange for Redemption Consideration Obligation	$—	$39,096,401
Shares issued in connection with PGP asset acquisition	$3,989,528	$—
Gain on forgiveness of Paycheck Protection Program Loan	$835,300	$—
Insurance acquired under note payable	$678,108	$197,455
Right-of-use assets obtained in exchange for lease liabilities	$1,390,002	$574,333
Inventory transferred to assets deployed at client locations	$48,838	$209,884

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide and to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa and to cruise ship companies. We license our products and services for use solely in legalized gaming markets. We also license our content and distribute content from other companies to iGaming operators throughout the world.

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

The consideration owed to Triangulum for the redemption is $39,096,401 (the “Redemption Consideration Obligation”). See Note 10.

There is ongoing litigation between the Company and Triangulum related to the redemption and other matters. See Note 11.

Membership Interest Purchase Agreement. On February 25, 2020, Galaxy Gaming entered into a Membership Interest Purchase Agreement, dated February 25, 2020 (the “Purchase Agreement”), between the Company and the membership interest holders of Progressive Games Partners, LLC (“PGP”).

On August 21, 2020, the Company entered into a First Amendment to the Purchase Agreement between the Company and the membership interest holders of PGP. The First Amendment, among other things, fixed the cash portion of the purchase price at $6.425 million and established that the stock portion would be satisfied through the issuance of 3,141,361 shares of the Company’s common stock with a value of $1.27 per share on the date of the acquisition. The shares issued are being held in escrow with Philadelphia Stock Transfer, Inc., the Company’s stock transfer agent. The shares will be released to the sellers in August 2022.

On August 21, 2020, the Company completed the acquisition of 100% of the member interests in PGP. The entirety of the purchase price ($10,414,528) has been allocated to customer relationships and is included in Other intangible assets, net, on the Company’s balance sheet. See Note 7. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. As of December 31, 2020, the remaining balance owed to the sellers was $76,053.

Management has determined that, for accounting purposes, the PGP transaction does not meet the definition of a business combination and, therefore, has been accounted for as an asset acquisition.

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

Given the uncertainties around casino re-openings, we instituted a phased billing approach for our clients through fiscal year 2020, which resulted in us realizing substantially less revenue than we might otherwise expect. In addition, because of COVID-19-related financial pressures on our physical casino customers, there can be no assurance that our accounts receivable will be paid timely for revenues earned prior to the shutdowns. Finally, the Company was notified by some of the land-based casinos that they would be extending their payment terms.

We also rely on third-party suppliers and manufacturers in China, many of whom were shut down or severely cut back production during some portion of 2020. Although this has not had a material effect on our supply chain, any future disruption of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Also, on April 17, 2020, the Company obtained the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act (the “Flexibility Act”). On July 16, 2020, the Company filed an application and supporting documentation for forgiveness in full of the PPP Loan. On November 21, 2020, the Company received notification the PPP Loan had been forgiven in full, including $4,943 in accrued interest. Pursuant to the CARES Act, the Federal Reserve created the Main Street Priority Loan Program (“MSPLP”) to provide financing for small and medium-sized businesses. On October 26, 2020, the Company borrowed $4 million from Zions Bancorporation N.A., dba Nevada State Bank under this program. See Note 10.

Credit Agreement Amendments. See Note 10 for discussion of amendments made to the Company’s credit agreement.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying consolidated financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented.

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

Consolidation. The financial statements are presented on a consolidated basis and include the results of the Company and its wholly owned subsidiary, PGP. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications. Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statement presentations.

Cash and cash equivalents. We consider cash on hand and cash in banks as cash. We consider certificates of deposit and other short-term securities with maturities of three months or less when purchased as cash equivalents. Our cash in bank balances are deposited in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses, and we believe the risk of future loss is negligible.

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

Inventory. Inventory consists of ancillary products such as signs, layouts and bases for the various games and electronic devices and components to support all our electronic enhancements used on casino table games (“Enhanced Table Systems”), and we maintain inventory levels based on historical and industry trends. We regularly assess inventory quantities for excess and obsolescence primarily based on forecasted product demand. Inventory is valued at the lower of net realizable value or cost, which is determined by the average cost method.

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

Property and equipment, net. Property and equipment are being depreciated over their estimated useful lives (three to five years) using the straight-line method of depreciation (Note 5). Property and equipment are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds their fair value.

Goodwill. Goodwill (Note 7) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amount will be reduced, and an impairment loss will be recognized. The Company performed a qualitative evaluation of goodwill impairment on December 31, 2020 and determined it was necessary to also perform a quantitative assessment to determine the existence and extent of impairment. The quantitative analysis concluded that the fair value of the Company’s reporting unit exceeded its carrying value. As a result, no impairment was recorded for the year ended December 31, 2020.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	30 years
Non-compete agreements	9 years
Internally-developed software	3 years

Other intangible assets (Note 7) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. At December 31, 2020, the Company evaluated whether certain long-lived asset groups were recoverable by comparing the carrying value of those asset groups to their expected undiscounted future cash flows and determined that such asset groups were recoverable. As a result, no impairment was recorded for the year ended December 31, 2020.

Interest rates swap agreement. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. The interest rate swap agreement matures May 1, 2021. The interest rate swap has not been designated a hedging instrument and is adjusted to fair value through earnings in the Company’s statements of operations.

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

The estimated fair values of cash equivalents,  accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of December 31, 2020, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

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

Revenue recognition. We account for our revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. See Note 3.

Costs of ancillary products and assembled components. Ancillary products include pay tables (display of payouts), bases, layouts, signage and other items as they relate to support of specific proprietary games in connection with the licensing of our games. Assembled components represent the cost of the equipment, devices and incorporated software used to support our Enhanced Table Systems.

Research and development. We incur research and development (“R&D”) costs to develop our new and next-generation products. Our products reach commercial feasibility shortly before the products are released, and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

Foreign currency translation. The functional currency for PGP is its local currency, the Euro. Gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency are included in other income or expense in the consolidated statements of operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income or loss in the consolidated statements of changes in stockholders’ deficit

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2020, we did record a full valuation allowance against certain deferred assets. We did not record a valuation allowance as of December 31, 2019.

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

Net income (loss) per share. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year. Diluted net income per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and restricted stock, if applicable, during the year, using the treasury stock method. At December 31, 2020, 769,345 dilutive shares were excluded from the diluted net loss per share calculation.

Segmented Information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently operate our business as one operating segment which generates revenue from the licensing of intellectual property.

Share-based compensation. We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the grant date trading price of our stock. The fair value of stock option awards (Note 13) is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

Recently adopted accounting standards. Fair Value Measurement. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 addresses the required disclosures around fair value measurement, removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We have adopted the new standard effective January 1, 2020, which did not have a material effect on our financial statements or related disclosures.

New accounting standards not yet adopted. Financial Instruments – Credit Losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial statements or related disclosures.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 includes several provisions aimed at reducing the complexity of accounting for income taxes, with the goal of increased consistency for the application of ASC 740. The simplifications cover certain aspects of intraperiod tax allocations, interim provisions and accounting for ownership changes of foreign entities as well as modifications to the calculation of income taxes in jurisdictions that have both income and non-income based measures. ASU 2019-12 also includes guidance on when a step-up in goodwill is the result of a separate transaction rather than part of a business combination and guidance for preparing separate company financials. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not believe the adoption of this guidance will have a material impact on our financial statements or related disclosures.

NOTE 3. REVENUE RECOGNITION

Revenue recognition. We generate revenue primarily from the licensing of our intellectual property. We recognize revenue under recurring fee license contracts monthly as we satisfy our performance obligation, which consists of granting the customer the right to use our intellectual property. Amounts billed are determined based on flat rates or usage rates stipulated in the customer contract.

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the years ended December 31, 2020 and 2019:

	2020	2019
North America and Caribbean	$5,757,143	$15,387,519
Europe, Middle East and Africa	4,473,173	5,913,477
Total revenue	$10,230,316	$21,300,996

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $502,860 and $352,899 for the years ended December 31, 2020 and 2019 and are included in the accounts receivable balance in the accompanying balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Raw materials and component parts	$300,244	$322,349
Finished goods	368,281	343,305
Inventory, net	$668,525	$665,654

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	215,127	215,127
Office and computer equipment	332,544	302,296
Leasehold improvements	32,547	6,843
Property and equipment, gross	892,857	836,905
Less: accumulated depreciation	(776,133)	(691,996)
Property and equipment, net	$116,724	$144,909

For the year ended December 31, 2020 and 2019, depreciation expense related to property and equipment was $90,979 and $146,341, respectively.

NOTE 6. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following at December 31, 2020 and 2019:

	2020	2019
Enhanced table systems	$890,560	$993,127
Less: accumulated depreciation	(658,404)	(587,605)
Assets deployed at client location, net	$232,156	$405,522

For the year ended December 31, 2020 and 2019, depreciation expense related to assets deployed at client locations was $222,204 and $275,924, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of an asset acquisition completed in October 2011 from Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at December 31, 2020 and 2019:

	2020	2019
Patents	$13,507,997	$13,485,000
Customer relationships	13,942,115	3,400,000
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Internally-developed software	183,415	183,415
Other intangible assets, gross	31,174,494	20,609,382
Less: accumulated amortization	(15,087,598)	(13,178,739)
Other intangible assets, net	$16,086,896	$7,430,643

For the years ended December 31, 2020 and 2019, amortization expense related to the finite-lived intangible assets was $1,908,858 and $1,517,009 respectively.

The increase in customer relationships was the result of acquiring customer contracts/agreements valued at $10.4 million in connection with the closing on the Purchase Agreement in August 2020.

Estimated future amortization expense is as follows:

Year Ended December 31,	Total
2021	$2,594,767
2022	2,296,563
2023	1,430,276
2024	1,427,276
2025	1,424,276
Thereafter	6,913,738
Total amortization	$16,086,896

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2020 and 2019:

	2020	2019
Share redemption consideration	$510,776	$510,776
Commissions and royalties	398,096	78,528
Payroll and related	173,487	747,458
Income tax payable	95,879	64,832
Interest	42,218	9,895
Other	65,877	39,390
Total accrued expenses	$1,286,333	$1,450,879

NOTE 9. LEASES

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

As of December 31, 2020, our leases have remaining lease terms ranging from 3 months to 72 months.

Supplemental balance sheet information related to leases is as follows:

	As of December 31, 2020
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,367,821

Operating lease current liabilities	$195,411	Current portion of operating lease liabilities

Operating lease long-term liabilities	1,215,680	Long-term operating lease liabilities

Total operating lease liabilities	$1,411,091

Weighted-average remaining lease term:
Operating leases	5.9 years

Weighted-average discount rate:
Operating leases	4.2%

The components of lease expense are as follows:

	Year Ended December 31, 2020
	Amount	Classification
Operating lease cost	$350,052	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31, 2020
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating cash flows from operating leases	$287,582	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,390,002	Supplemental cash flow information

As of December 31, 2020, future maturities of our operating lease liabilities are as follows:

Year Ended December 31,	Amount
2021	$195,411
2022	208,656
2023	222,248
2024	240,034
2025	261,148
Thereafter	283,594
Total lease liabilities	$1,411,091

On July 3, 2020, we entered into a new 75-month lease for our corporate headquarters in Las Vegas. Pursuant to the new lease, we now occupy approximately 14,000 square feet of office and warehouse space. The lease commenced on October 1, 2020, with rent abated through the remainder of 2020. Early occupancy was granted on September 15, 2020. Therefore, the right-of-use asset and corresponding liability were recorded on this date. Beginning in January 2021, we will commence paying rent and common area charges in an amount that is approximately equal to what we were paying pursuant to our previous lease.

NOTE 10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Nevada State Bank credit agreement	$8,413,184	$8,699,900
Main Street Priority Loan	4,000,000	—
Redemption Consideration Obligation	39,096,401	39,096,401
Vehicle notes payable	22,614	44,490
Insurance notes payable	519,194	177,894
Long-term debt, gross	52,051,393	48,018,685
Less: Unamortized debt issuance costs	(137,817)	(93,144)
Long-term liabilities, net of debt issuance costs	51,913,576	47,925,541
Less: Current portion	(2,222,392)	(1,634,527)
Long-term debt, net	$49,691,184	$46,291,014

Share Redemption Consideration Obligation. On May 6, 2019, we issued a promissory note in the face amount of $39,096,401 to Triangulum in connection with the share redemption disclosed in Note 1. In the litigation that followed the share redemption (Note 11), Triangulum is disputing, among other things, the validity of the note and has not accepted its terms. Because Triangulum disputes the promissory note issued by the Company and its terms, the promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months. We may repay the Redemption Consideration Obligation at any time but no later than May 6, 2029; however, there can be no assurance that Triangulum will accept such payments. Additional share redemption consideration is being accrued at 2% on the Redemption Consideration Obligation, and we paid the first annual payment on May 5, 2020, in the amount of $781,928, which was accepted by Triangulum. The Redemption Consideration Obligation is unsecured and is subordinated to our existing and future indebtedness.

Nevada State Bank (“NSB”) Credit Agreement. The Company is party to a Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”), which was last amended on November 16, 2020. The Credit Agreement provides for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000. On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At December 31, 2020, the principal amount outstanding under the Term Loan component of the Credit Agreement was $7,265,300, bringing the total amount outstanding under the Credit Agreement at December 31, 2020, to $8,265,300.

Under the Credit Agreement, outstanding balances accrue interest based on one-month U.S. dollar London interbank offered rate (“LIBOR”) plus an Applicable Margin of 3.50% or 4.00%, depending on our Total Leverage Ratio (as defined in the amended Credit Agreement). Effective December 31, 2021, LIBOR will no longer serve as a reference rate for bank loans, among other investment classes. The Fourth Amendment to the Credit Agreement stipulates that an alternative reference rate will be selected and used in lieu of LIBOR.

The Credit Agreement, as amended, contains affirmative and negative financial covenants and other restrictions customary for borrowings of this nature. In particular, we are required to make Maintenance Capital Expenditures (as defined in the Credit Agreement) in any fiscal year of no more than 5% of the total revenues realized in the prior fiscal year.  At December 31, 2020, we were in compliance with this covenant. In addition, we are required to maintain (i) a minimum trailing-four-quarters Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of 1.25x; (ii) a maximum Total Leverage Ratio (as defined in the Credit Agreement) of 7.25x (with semi-annual step-downs of 0.25x every six months, commencing June 30, 2020 through December 31, 2022 (the current required Total Leverage Ratio is 6.75x) and (iii) a maximum Senior Leverage  Ratio (as defined in the Credit Agreement) of 2.00x. We were not in compliance with the Fixed Charge Coverage Ratio, Total Leverage Ratio and Senior Leverage Ratio as of December 31, 2020. In the Forbearance and Fifth Amendment to the Credit Agreement, dated August 14, 2020, (the “Fifth Amendment”), NSB agreed to forbear from exercising any rights or remedies as a result of a default under one or more of these covenants through April 1, 2021. The Fifth Amendment also imposed a new Minimum EBITDA covenant pursuant to which the Company must demonstrate trailing-four-quarter EBITDA of $2.4 million for each of the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 and $3.0 million thereafter. On November 16, 2020, the Company entered into a Seventh Amendment to the Credit Agreement with Zions Bancorporation N.A., dba Nevada State Bank (the “Seventh Amendment”). The Seventh Amendment changed the trailing-four-quarter Minimum EBITDA covenant from $3.0 million to $2.4 million for each fiscal quarter ending September 30, 2020 and thereafter. The Company was not in compliance with the Minimum EBITDA covenant (as revised in the Seventh Amendment) as of December 31, 2020. As further described in Note 13 “Subsequent Events”, on March 29, 2021, the Company and NSB entered in an Amended and Restated Credit Agreement (the “A&R Agreement”). Among other things, the A&R Agreement extended the forbearance under the Fifth Agreement to the Minimum EBITDA covenant as measured on December 31. 2020. On October 26, 2020, the Company and NSB entered into the Sixth Amendment to Credit Agreement dated August 14, 2018 (the “Sixth Amendment”) in connection with the Company’s borrowing under the MSPLP. The Sixth Amendment added a Minimum Liquidity covenant requiring that the Company have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021, and $2.5 million thereafter. The Company was in compliance with the Minimum Liquidity covenant as of December 31, 2020.

Paycheck Protection Program Borrowings. On April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the PPP Loan pursuant to the CARES Act and the Flexibility Act. The Paycheck Protection Program is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the Company used proceeds from the PPP Loan primarily for payroll costs.

Under the terms of the CARES and Flexibility Acts, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. On July 16, 2020, the Company filed an application and supporting documentation for forgiveness in full of the PPP Loan. On November 21, 2020, the Company received notification the PPP Loan had been forgiven in full, including $4,943 in accrued interest.

Mainstreet Priority Loan Borrowings (“MSPLP”). On October 26, 2020, the Company obtained an unsecured loan of $4,000,000 through Zions Bancorporation, N.A. dba Nevada State Bank under section 13(3) of the Federal Reserve Act.

The MSPLP bears interest at a rate of three-month U.S. dollar LIBOR plus 300 basis points (initially 3.215%), and interest payments during the first year will deferred and added to the loan balance. The MSPLP has a five-year final maturity, with 15% of principal amortizing in each of years three and four. The MSPLP, plus accrued and unpaid interest, may be prepaid at any time at par. While the MSPLP is outstanding, and for one year after it is repaid in full, the Company may not 1) repurchase stock, pay dividends or make other distributions, or 2) pay compensation to executive officers that exceeds the total compensation they received in 2019. The entire outstanding principal balance of the MSPLP, together with all accrued and unpaid interest, is due and payable in full on October 26, 2025. The terms of the MSPLP provide for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. The MSPLP is secured by a security interest in the assets of the Company, which security interest is pari passu with the security interest granted under the Credit Agreement.

As of December 31, 2020, future maturities of our long-term obligations are as follows:

December 31,	Total
2021	$2,222,392
2022	2,637,700
2023	4,694,900
2024	600,000
2025	2,800,000
Thereafter	39,096,401
Total long-term debt, gross	$52,051,393

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the years ended December 31, 2020 and 2019, respectively, we had the following client revenue concentrations:

	Location	2020 Revenue	2019 Revenue	Accounts Receivable December 31, 2020	Accounts Receivable December 31, 2019
Client A	Europe	21.5%	6.1%	$348,781	$101,402

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.

As discussed in Note 1, we redeemed the shares of our common stock held by Triangulum, an entity controlled by Robert B. Saucier, the Company’s founder, and, prior to the redemption, the holder of a majority of our outstanding common stock.

On May 6, 2019, the Company redeemed the shares of our common stock held by Triangulum. Also on May 6, 2019, the Company filed a lawsuit seeking: (i) a declaratory judgment that it acted lawfully and in full compliance with the Articles when it redeemed the Triangulum shares and (ii) certain remedies for breach of fiduciary duty and breach of contract by Triangulum and its Managing Member, Mr. Saucier (the “Triangulum Lawsuit”). The suit alleges that the redemption and the other relief sought by the Company are appropriate and in accordance with the Articles.

The defendants to the Triangulum Lawsuit responded to the complaint, and Triangulum filed counterclaims. Triangulum also filed a Motion seeking a mandatory injunction requiring the Company to either reissue shares to Triangulum or reissue shares to be held in a constructive trust for Triangulum (the “Injunction Motion”). On July 11, 2019, the Nevada district court denied Triangulum’s Injunction Motion, finding, among other things, that the business judgment rule applies to the Board’s redemption decisions and the decisions were in the Company’s best interests. On September 6, 2019, Triangulum appealed the denial of the Injunction Motion to the Nevada Supreme Court. The Company submitted its brief in opposition, and Triangulum filed its reply brief. Recently, on January 13, 2021, the Nevada Supreme Court heard oral argument on Triangulum’s appeal. On March 26, 2021, the Nevada Supreme Court affirmed the ruling of the District Court denying Triangulum’s Injunction Motion, the effect of which is to preclude the re-issuance of any shares of Galaxy stock to Triangulum.

On October 18, 2019, Saucier filed counterclaims against the Company and its Chairman of the Board, Mark Lipparelli, including a breach of contract claim alleging that the Company was obligated to pay Saucier his year-end bonus despite his resignation. The Company and Chairman Lipparelli filed an answer to the counterclaims.

Subsequent to its original counterclaims, Triangulum filed amended counterclaims, which the Company and its Directors moved to dismiss on a number of legal grounds (the “Motion to Dismiss”). The Court denied the Motion to Dismiss. The Company and its Directors filed a writ petition challenging the ruling, which the Nevada Supreme Court denied on January 23, 2020.

On May 6, 2020, Saucier made a demand of the Company under our Bylaws and an Indemnification Agreement between Saucier and the Company, for indemnity and advancement of funds seeking repayment of his attorneys’ fees and expenses he allegedly incurred in connection with the Company’s claims against him in the Triangulum Lawsuit. An independent counsel, selected per the terms of the Indemnification Agreement, concluded that Saucier was entitled to a small amount of indemnity funds related to the time he was employed by the Company, but denied an entitlement to indemnification thereafter.

On May 19, 2020, Saucier commenced a separate action in Nevada district court by filing a complaint he verified as true, seeking advancement of indemnification fees to which he claims an entitlement under the Bylaws and an Indemnification Agreement (the “Advancement Lawsuit”). The Company filed its opposition on June 4, 2020. Saucier’s Motion was denied in a hearing that occurred on June 24, 2020. Saucier filed a notice of his appeal of the Nevada district court’s decision in the Advancement Lawsuit to the Nevada Supreme Court on August 10, 2020. Saucier subsequently moved for attorneys' fees related to the filing of the Advancement Lawsuit, which the Nevada district court granted, and the Company filed a notice of appeal to the Nevada Supreme Court. When Saucier filed a supplemental motion for attorneys’ fees, the Nevada district court denied his motion, finding the fees incurred to be unreasonable, among other things. Saucier also appealed this ruling of the Nevada district court.

On July 22, 2020, in the Triangulum Lawsuit, the Company and its Directors filed a special motion to dismiss most of Triangulum and Saucier’s counterclaims under Nevada anti-SLAPP statute (Strategic Lawsuit Against Public Participation) because Triangulum and Saucier seek to impose liability on the Company and its Directors based upon their privileged communications with regulators. The Nevada district court denied the motion, and the Company and its Directors appealed the order to the Nevada Supreme Court.  Discovery in the Triangulum Lawsuit is stayed pending the outcome of this appeal.

The appeals to the Nevada Supreme Court by both Saucier and the Company in the Triangulum Lawsuit and the Advancement Lawsuit were referred to the Nevada Supreme Court’s mandatory Settlement Program. A consolidated settlement conference occurred on November 16, 2020, with no resolution of any of the issues on appeal or the lawsuit. The Nevada Supreme Court subsequently issued briefing schedules on the three appeals.

On November 24, 2020, Triangulum filed a Motion for Partial Summary Judgment in the Triangulum Lawsuit in the Nevada district court, seeking a ruling that the Company violated Nevada law and its Articles by issuing a promissory note as consideration for the redeemed shares and that the redemption was ineffective as a matter of law (the “Triangulum MPSJ”). The Company opposed Triangulum’s MPSJ and filed its own Countermotion for Summary Judgment (the “CMSJ”), seeking a ruling that as a matter of law the business judgement rule applies and prohibits any judicial review of the Board’s decisions related to the redemption.  During the January 20, 2021 hearing on both motions, the Nevada district court denied Triangulum’s MPSJ, finding that Nevada statutes allow for the payment of redemption consideration in the form of a promissory note and that the Company’s decisions to redeem and to issue a promissory note as consideration for the redemption are subject to the business judgment rule. The court further found again that the redeemed shares have been actually cancelled and cannot be placed in a constructive trust. The formal Order has not been filed by the Judge as of February 18, 2021. The Company expects Triangulum to appeal this ruling. The court also denied the Company’s CMSJ, without prejudice for the Company to refile after further discovery.

On December 18, 2020 Saucier filed a separate lawsuit in Nevada district court (which was served on January 21, 2021), alleging breach of contract related to his demand for indemnity from the Company (the “Indemnity Lawsuit”). Similar to the Company’s position in the Advancement Lawsuit discussed above, the Company denies that he is entitled to indemnity and moved to dismiss the action on February 16, 2021. The Company filed a Motion to Reassign the case to the Judge presiding over the Triangulum Lawsuit and the Advancement Lawsuit. On February 18, 2021, the Company’s Motion to Reassign was granted. A hearing on the Company’s Motion to Dismiss the Indemnity Lawsuit is currently set for March 23, 2021.

As mentioned above, discovery in the Triangulum Lawsuit has been stayed as a result of the Company’s appeal of the Anti-SLAPP motion decision to the Nevada Supreme Court. As such, the previously set April 2021 trial date cannot proceed until the discovery stay is lifted and after additional discovery proceeds.

In September 2018, we were served with a complaint by TableMax Corporation (“TMAX”) regarding the TMAX Agreement. We filed an answer denying the allegations and filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. The suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020 TMAX filed an Amended Complaint against the Company and other Co-Defendants. The Company will respond to the Amended Complaint denying the allegations as necessary, in a timely fashion.

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

NOTE 12. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2020 and 2019:

	2020	2019
U.S. income (loss) income	$(3,477,895)	$2,953,394
Non-U.S. income	663,071	—
(Loss) income before income taxes	$(2,814,824)	$2,953,394

	2020	2019
Current:
Federal	$(1,204,556)	$55,269
State	1,745	19,550
Total current	(1,202,811)	74,819
Deferred:
Federal	674,138	(67,299)
State	(77,264)	2,498
Total deferred	596,874	(64,801)
Provision for income taxes	$(605,937)	$10,018

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Tax provision computed at the federal statutory rate	$(591,113)	$620,210
Foreign rate differential	(139,246)	—
State income tax, net of federal benefit	(55,558)	18,823
Permanent items	52,818	(287,480)
Credits	(24,801)	(168,299)
Impact of CARES Act	(466,642)	—
True ups and rounding	10,153	(149,935)
Change in federal statutory rate, net of benefit	1,364	5,823
Uncertain tax positions	46,699	(29,124)
Valuation allowance	560,389	—
Provision for income taxes	$(605,937)	$10,018

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2020 and 2019:

	2020	2019
Deferred Tax Assets:
Right-of-use asset	$320,787	$65,458
Share based compensation	313,910	349,018
Intangible assets	182,511	158,426
Accruals and reserves	67,259	68,501
Other	86,231	—
Total deferred tax assets	970,698	641,403
hh
Total valuation allowance	(560,389)	—
hh
Deferred Tax Liabilities:
Right-of-use liability	(316,481)	(65,555)
Prepaid assets	(207,005)	(99,636)
Basis difference in fixed assets	(37,715)	(76,929)
Other	(46,699)	—
Total deferred tax liabilities	(607,900)	(242,120)
Net deferred tax (liabilities)/assets	$(197,591)	$399,283

On August 21, 2020, the Company completed the acquisition of 100% of the member interests in PGP. As of December 31, 2020, the Company has evaluated its deferred tax attributes related to the acquisition of within the foreign jurisdiction of Isle of Man and recorded a tax-effected deferred tax asset of $0 as of December 31, 2020. The Company has assessed the foreign subsidiary income and taken the position that the income is subject to the provisions of Subpart F. Additional analysis is needed to determine if all or some part of this foreign income is eligible to be categorized as global intangible low-taxed income.

Pursuant to the CARES Act, the Company carried back net operating losses incurred in 2020 in the amount of approximately $3.5 million to tax years ended December 31, 2015 through December 31, 2019. The net operating loss carryback resulted in prior years' foreign tax credits and general business credits being released to subsequent years within the carryback period, with no credits carried forward as of December 31, 2020.

In addition, as of December 31, 2020, the Company recognized state net operating loss carryforwards of $1.1 million. The majority of the state carryforward amounts will expire in 2040, while some state net operating losses have an indefinite carryforward period.

In accordance with US GAAP, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses; forecasts of future profitability; the duration of statutory carryforward periods; experience with tax attributes expiring unused; and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

Upon assessing all of the relevant evidence, the Company determined it has not met the more-likely-than-not threshold to support the realization of all or part of its deferred tax assets. The Company has recorded a valuation allowance against certain of its deferreds in the amount of $560,389. The current-year change resulted in additional tax expense of $560,389, which impacted the Company’s effective tax rate by (16.11%).

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of deferred tax liabilities, net in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance	$—	$29,124
Increases related to tax positions taken during the prior year	45,207	—
Increases related to tax positions taken during the current year	1,492	4,565
Other adjustments	—	(33,689)
Ending balance	$46,699	$—

Our total liability for unrecognized gross tax benefits was $46,699 as of December 31, 2020, which, if ultimately recognized, would impact the annual estimated effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2017 and thereafter. For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2017 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2020 and 2019, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2020 and 2019, as such amounts would be immaterial, if any.

NOTE 13. SHARE-BASED COMPENSATION

Stock Options

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of December 31, 2020, a total of 6,550,750 shares of our common stock were authorized for issuance. As of December 31, 2020, 171,701 shares remained available for issuance as new awards under the 2014 Plan.

During the years ended December 31, 2020 and 2019, we issued 465,000 and 520,000 options to purchase our common stock, respectively to executive officers, employees and independent contractors. The fair value of all stock options granted for the year ended December 31, 2020 and 2019 was determined to be $435,639 and $958,850, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2020	Options Issued 2019
Dividend yield	0%	0%
Expected volatility	70.98% - 76.97%	70.88% - 72.11%
Risk free interest rate	0.27% - 1.39%	1.37% - 2.51%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2019	3,175,000	$0.92	$2,692,025	2.79
Issued	465,000	$1.57	—	—
Exercised	(558,000)	$0.50	$(487,976)	—
Forfeited	(100,000)	$1.57	—	—
Outstanding – December 31, 2020	2,982,000	$1.08	$2,101,780	2.35
Exercisable – December 31, 2020	2,137,000	$0.89	$1,904,172	1.77

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2019	1,053,333	$1.43	$357,734	3.92
Granted	465,000	$1.57	—	—
Vested	(573,333)	$1.34	—	—
Forfeited	(100,000)	$1.57	—	—
Unvested – December 31, 2020	845,000	$1.55	$197,608	3.83

As of December 31, 2020, our unrecognized share-based compensation expense associated with the stock options issued was $611,000, which is expected to be amortized over a weighted-average of 2.04 years.

Restricted Awards

During the year ended December 31, 2020, we issued an aggregate of 228,333 restricted shares of our common stock valued at $279,586 to our board members in consideration of their service on the Board. These shares vested immediately on the grant date. An additional 130,000 restricted shares of our common stock valued at $175,045 were issued to an employee and contractor of the Company. These shares were granted in consideration of the individuals’ service to the Company. These shares vest in one year on November 12, 2021.

NOTE 14. SUBSEQUENT EVENTS

We evaluate subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the quarter ended December 31, 2020 except as follows:

On March 29, 2021, the Company entered into an amended and restated credit agreement with Zions Bancorporation, N.A. dba Nevada State Bank (“the A&R Credit Agreement”). The A&R Credit Agreement replaced the original credit agreement entered into by the Company with Zions Bancorporation, N.A. dba Nevada State Bank on April 24, 2018 and last modified on November 16, 2020. The A&R Credit Agreement provides for a Term Loan in the amount of $7,022,300 and a Revolving Loan in the amount of $1,000,000. If not paid earlier, amounts outstanding under the Revolving Loan mature on April 24, 2022, and amounts outstanding under the Term Loan mature on April 24, 2023. On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the original credit agreement.

Under the A&R Credit Agreement, outstanding balances accrue interest based on one-month U.S. dollar London interbank offered rate (“LIBOR”) plus an applicable margin of 3.50% or 4.00%, depending on our Total Leverage Ratio (as defined in the A&R Credit Agreement). Effective December 31, 2021, LIBOR will no longer serve as a reference rate for bank loans, among other investment classes. The A&R Credit Amendment stipulates that a substitute index rate will be selected and used in lieu of LIBOR.

The A&R Credit Agreement contains affirmative and negative financial covenants (as defined in the A&R Credit Agreement) and other restrictions customary for borrowings of this nature. In particular, we are required to maintain (i) a quarterly minimum Fixed Charge Coverage ratio of 1.25x; (ii) a quarterly maximum Total Leverage ratio of 22.50x for the quarter ending March 31, 2021, 10.00x for quarter ending June 30, 2021, 6.50x for the quarter ending September 30, 2021 with semi-annual step-downs of 0.25x commencing December 31, 2021 and quarterly thereafter; (iii) a quarterly maximum Senior Leverage ratio of 5.25x for the quarter ending March 31, 2021, 2.50x for the quarter ending June 30, 2021 and 2.00x quarterly thereafter; (iv) a quarterly Minimum EBITDA covenant of $2.4 million for each of the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021 and $8.0 million quarterly thereafter; (v) a quarterly Minimum Liquidity covenant requiring the Company to have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021 and $2.5 million quarterly thereafter; and (vi) a yearly maximum Maintenance Capital Expenditure covenant of 5% of total revenues for the prior year. The Company was in compliance with its Maintenance Capital Expenditure and Minimum Liquidity covenants as of December 31, 2020. The Company was not in compliance with its Fixed Charge Coverage ratio, Total Leverage ratio, Senior Leverage ratio and Minimum EBITDA covenant as of December 31, 2020. The Amended and Restated Credit Agreement has waived these existing defaults as of December 31, 2020.

The obligations under the A&R Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2021 Annual Meeting of Stockholders, which was filed on January 4, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2021 Annual Meeting of Stockholders, which was filed on January 4, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2021 Annual Meeting of Stockholders, which was filed on January 4, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2021 Annual Meeting of Stockholders, which was filed on January 4, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2021 Annual Meeting of Stockholders, which was filed on January 4, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013

10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013

10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011

10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011

10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011

10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011

10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer	8-K	000-30653	10.1	July 9, 2012

10.8	Board of Directors Service Agreement with Norm DesRosiers, Director	8-K	000-30653	99.2	February 3, 2014

10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive	8-K	000-30653	10.1	February 27, 2014

10.10	Board of Directors Service Agreement with William A. Zender, Director	8-K	000-30653	1.1	April 2, 2014

10.11	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.12	Promissory Note with Robert Saucier, Chief Executive Officer	8-K	000-30653	10.1	October 29, 2015

10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer	10-Q	000-30653	99.2	November 16, 2015

10.14	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017

10.15	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017

10.16	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016

10.17	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016

10.18	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016

10.19	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016

10.20	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016

10.21	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016

10.22	Warrant Agreement dated August 29, 2016 with the lenders	8-K/A	000-30653	99.2	August 30, 2016

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.23	Guaranty and Security agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016
10.24	Promissory Note Restructuring Agreement dated August 10, 2015 between Carpathia Associates, LLC and Galaxy Gaming, Inc.	10-Q	000-30653	99.1	November 16, 2015

10.25	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015

10.26	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018

10.27	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017

10.28	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017

10.29	Credit Agreement, dated April 24, 2018, between Galaxy Gaming, Inc., a Nevada corporation, and ZB, N.A. DBA Nevada State Bank, a Nevada state banking corporation	8-K	000-30653	10.1	April 27, 2018

10.30	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019

10.31	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019

10.32	First Amendment to Credit Agreement dated April 22, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019

10.33	Second Amendment to Credit Agreement dated May 6, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019

10.34	Board of Director Service Agreement dated June 3, 2019 with Michael Gavin Isaacs	8-K	000-30653	10.1	June 6, 2019

10.35	Third Amendment to Credit Agreement dated August 16, 2019 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 28, 2019

10.36	Amendment #2 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 19, 2020

10.37	Fourth Amendment to Credit Agreement dated October 14, 2019 between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	October 15, 2019

10.38	Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.2	February 26, 2020

10.39	Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act	8-K	000-30653		April 21, 2020

10.40	Forbearance and Fifth Amendment to Credit Agreement dated August 14, 2020 between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 14, 2020

10.41	First Amendment dated August 21, 2020 to Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.1	August 24, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.42	Sixth Amendment to Credit Agreement dated October 26, 2020 between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	November 4, 2020

10.43	$4,000,000 Promissory Note of Galaxy Gaming, Inc. in favor of Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.2	November 4, 2020

10.44	Seventh Amendment to Credit Agreement dated November 16, 2020 between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	November 17, 2020

23.1 23.2 31.1

Consent of Piercy Bowler Taylor & Kern Certified Public Accountants, Independent Registered Public Accounting Firm

Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X X X

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

GALAXY GAMING, INC.

Date:	March 30, 2021

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2021

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	March 30, 2021
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 30, 2021
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 30, 2021
Mark A. Lipparelli /s/ MICHAEL GAVIN ISAACS	Director	March 30, 2021
Michael Gavin Isaacs
/s/ WILLIAM A. ZENDER	Director	March 30, 2021
William A. Zender /s/ BRYAN W. WATERS	Director	March 30, 2021
Bryan W. Waters