Form 10-K/A
period 2020-12-31
Galaxy Gaming, Inc.
filed 2021-04-01
CIK 13156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

On March 31, 2021, Galaxy Gaming, Inc., a Nevada corporation (the “Company”), filed its Form 10-K Annual Report for the calendar year ended December 31, 2020 (the “Form 10-K”).

The Company inadvertently filed Exhibit 23.2 - Moss Adams LLP Consent of Independent Registered Public Accounting Firm  (the “Moss Adams LLP Consent”) in draft form and not in the form of the final Moss Adams LLP Consent.  The purpose of this filing is to appropriately file the final Moss Adams LLP Consent.

The Moss Adams LLP Consent is listed on the Exhibit Index attached hereto and filed herewith.

2

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.2	Consent of Moss Adams LLP Independent Registered Public Accounting Firm					X

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 31, 2021

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2021

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	March 31, 2021
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 31, 2021
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 31, 2021
Mark A. Lipparelli

/s/ MICHAEL GAVIN ISAACS	Director	March 31, 2021
Michael Gavin Isaacs

/s/ WILLIAM A. ZENDER	Director	March 31, 2021
William A. Zender

/s/ BRYAN W. WATERS	Director	March 31, 2021
Bryan W. Waters

4