Form 10-Q
period 2021-03-31
Galaxy Gaming, Inc.
filed 2021-05-17
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,075,638 common shares as of May 10, 2021.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2021	December 31, 2020
Current assets:	(Unaudited)
Cash and cash equivalents	$6,081,421	$5,993,388
Accounts receivable, net of allowance of $199,599 and $145,000, respectively	3,516,122	2,493,254
Inventory	708,686	668,525
Income tax receivable	1,272,611	1,229,795
Prepaid expenses	892,829	1,167,068
Other current assets	149,716	10,803
Total current assets	12,621,385	11,562,833
Property and equipment, net	125,160	116,724
Operating lease right-of-use assets	1,311,349	1,367,821
Assets deployed at client locations, net	217,379	232,156
Goodwill	1,091,000	1,091,000
Other intangible assets, net	15,487,625	16,086,896
Other assets	261,235	117,164
Total assets	$31,115,133	$30,574,594
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$451,946	$467,792
Accrued expenses	2,162,033	1,333,032
Revenue contract liability	106,250	29,167
Current portion of long-term debt	1,913,355	2,222,392
Current portion of operating lease liabilities	213,531	195,411
Total current liabilities	4,847,115	4,247,794
Long-term operating lease liabilities	1,163,743	1,215,680
Long-term liabilities, net	49,396,992	49,691,184
Interest rate swap liability	16,187	66,009
Deferred tax liabilities, net	150,892	150,892
Total liabilities	55,574,929	55,371,559
Commitments and Contingencies (See Note 11)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 22,075,638 and 21,970,638 shares issued and outstanding, respectively	22,076	21,971
Additional paid-in capital	11,126,070	10,798,536
Accumulated deficit	(35,566,426)	(35,655,163)
Accumulated other comprehensive (loss) income	(41,516)	37,691
Total stockholders’ deficit	(24,459,796)	(24,796,965)
Total liabilities and stockholders’ deficit	$31,115,133	$30,574,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Licensing fees	$4,282,901	$4,494,318
Total revenue	$4,282,901	$4,494,318
Costs and expenses:
Cost of ancillary products and assembled components	14,304	21,812
Selling, general and administrative	2,711,052	2,992,052
Research and development	118,701	155,653
Depreciation and amortization	717,254	469,805
Share-based compensation	316,640	157,596
Total costs and expenses	3,877,951	3,796,918
Income from operations	404,950	697,400
Other income (expense):
Interest income	382	21,774
Interest expense	(180,910)	(167,671)
Share redemption consideration	(195,482)	(195,482)
Foreign currency exchange loss	(8,975)	(127,291)
Change in estimated fair value of interest rate swap liability	49,822	(76,163)
Total other expense	(335,163)	(544,833)
Income before benefit (provision) for income taxes	69,787	152,567
Benefit (provision) for income taxes	18,950	(35,962)
Net income	88,737	116,605
Foreign currency translation adjustment	(79,207)	—
Comprehensive income	$9,530	$116,605

Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted-average shares outstanding:
Basic	18,838,221	18,022,761
Diluted	20,173,443	19,239,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2020	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)
Net income	—	—	—	88,737	—	88,737
Foreign currency translation	—	—	—	—	(79,207)	(79,207)
Stock options exercised	50,000	50	10,949	—	—	10,999
Share-based compensation	55,000	55	316,585	—	—	316,640
Balance, March 31, 2021	22,075,638	$22,076	$11,126,070	$(35,566,426)	$(41,516)	$(24,459,796)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$—	$(27,632,622)
Net income	—	—	—	116,605	—	116,605
Stock options exercised	25,000	25	7,475	—	—	7,500
Share-based compensation	63,333	63	157,533	—	—	157,596
Balance, March 31, 2020	18,106,277	$18,106	$5,960,644	$(33,329,671)	$—	$(27,350,921)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$88,737	$116,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717,254	469,805
Amortization of right-of-use assets	56,472	69,301
Amortization of debt issuance costs and debt discount	12,243	9,159
Bad debt expense	76,160	166,002
Change in estimated fair value of interest rate swap liability	(49,822)	76,163
Share-based compensation	316,640	157,596
Unrealized foreign exchange (gain) loss	(3,573)	77,557
Changes in operating assets and liabilities:
Accounts receivable	(1,139,395)	369,313
Inventory	(70,010)	(86,885)
Income tax receivable/payable	(42,816)	35,962
Prepaid expenses and other current assets	138,788	(197,283)
Other assets	(144,072)	—
Accounts payable	(66,044)	8,784
Accrued expenses	834,001	(365,512)
Revenue contract liability	77,083	4,186
Operating lease liabilities	(33,817)	(69,305)
Net cash provided by operating activities	767,829	841,448
Cash flows from investing activities:
Investment in intangible assets	(49,900)	—
Acquisition of property and equipment	(31,892)	(1,448)
Net cash used in investing activities	(81,792)	(1,448)
Cash flows from financing activities:
Proceeds from draw on revolving loan	—	1,000,000
Proceeds from stock option exercises	10,999	7,500
Principal payments on long-term debt	(568,637)	(405,498)
Net cash (used in) provided by financing activities	(557,638)	602,002
Effect of exchange rate changes on cash	(40,366)	(77,557)
Net increase in cash and cash equivalents	88,033	1,364,445
Cash and cash equivalents – beginning of period	5,993,388	9,686,698
Cash and cash equivalents – end of period	$6,081,421	$11,051,143
Supplemental cash flow information:
Cash paid for interest	$112,487	$152,949
Cash paid for income taxes	$500	$—
Supplemental schedule of non-cash activities:
Debt modification fee payable	$50,185	$—
Inventory transferred to assets deployed at client locations	$29,849	$26,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide and to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa as well as to cruise ship companies. We license our products and services for use solely in legalized gaming markets. We also license our content and distribute content from other companies to iGaming operators throughout the world.

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

Membership Interest Purchase Agreement. On August 21, 2020, the Company completed the acquisition of 100% of the member interests in Progressive Games Partners LLC (“PGP”). The entirety of the purchase price ($10,414,528) and transaction-related costs ($127,586) were allocated to customer relationships and are included in Other intangible assets, net, on the Company’s balance sheet. The cash portion of the purchase price was $6,425,000, and the balance of the purchase price was satisfied through the issuance of 3,141,361 shares of the Company’s common stock with a value of $1.27 per share on the date of the acquisition. The shares issued are being held in escrow pending the performance of the assets acquired during the twelve months following the acquisition. See Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021 (the “2020 10-K”) for further details. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. As of March 31, 2021, the remaining balance owed to the sellers was $55,186.

Management determined that, for accounting purposes, the PGP transaction did not meet the definition of a business combination and, therefore, was accounted for as an asset acquisition.

COVID-19. On March 11, 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak, which led to a global health emergency. The public health impact of the outbreak continues to remain largely unknown and still evolving. The related health crisis could continue to adversely affect the global economy, resulting in continued economic downturn that could impact demand for our products.

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

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Federal Reserve created the Main Street Priority Loan Program (“MSPLP”) to provide financing for small and medium-sized businesses. On October 26, 2020, the Company borrowed $4,000,000 from Zions Bancorporation N.A., dba Nevada State Bank under this program. See Note 10.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our 2020 10-K.

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

Goodwill. Goodwill (Note 7) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amount will be reduced, and an impairment loss will be recognized. The Company performed a qualitative evaluation of goodwill impairment at March 31, 2021 and determined it was not necessary to perform a quantitative assessment As a result, no impairment was recorded in the period ended March 31, 2021.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	30 years
Non-compete agreements	9 years
Internally-developed software	3 years

Other intangible assets (Note 7) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three months ended March 31, 2021.

Interest rates swap agreement. The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. The interest rate swap agreement matures May 1, 2021. The interest rate swap has not been designated a hedging instrument and is adjusted to fair value through earnings in the Company’s statements of operations.

Fair value of financial instruments. We estimate fair value for financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, provides guidance for measuring fair value, requires certain disclosures and discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

The estimated fair values of cash equivalents,  accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. As of March 31, 2021, the interest rate swap agreement was the only financial instrument measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties, which are classified as level 2 inputs.

Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the balance sheet as right-of-use assets with corresponding lease liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 9).

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note 3.

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

Foreign currency translation. The functional currency for PGP is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the consolidated statements of operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income or (loss) in the consolidated statements of changes in stockholders’ deficit.

Net income per share. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year. Diluted net income per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and restricted stock, if applicable, during the year.

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

Other significant accounting policies. See Note 2 in Item 8 “Financial Statements and Supplementary Financial Information” included in our 2020 10-K.

Recently adopted accounting standards. Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We have adopted the new standard effective January 1, 2021, and its adoption does not have a material impact on our consolidated financial statements.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended March 31,
	2021	2020
North America and Caribbean	$2,451,896	$3,130,465
Europe, Middle East and Africa	1,831,005	1,363,853
Total revenue	$4,282,901	$4,494,318

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $545,928 and $502,860 for the periods ended March 31, 2021 and December 31, 2020 and are included in the accounts receivable balance in the accompanying balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following at:

	March 31,	December 31,
	2021	2020
Raw materials and component parts	$369,479	$300,244
Finished goods	339,207	368,281
Inventory, net	$708,686	$668,525

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at:

	March 31,	December 31,
	2021	2020
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	215,127	215,127
Office and computer equipment	361,451	332,544
Leasehold improvements	35,532	32,547
Property and equipment, gross	924,749	892,857
Less: accumulated depreciation	(799,589)	(776,133)
Property and equipment, net	$125,160	$116,724

For the three months ended March 31, 2021 and 2020, depreciation expense related to property and equipment was $23,456 and $22,994, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net, consisted of the following at:

	March 31,	December 31,
	2021	2020
Enhanced table systems	$909,507	$890,560
Less: accumulated depreciation	(692,128)	(658,404)
Assets deployed at client locations, net	$217,379	$232,156

For the three months ended March 31, 2021 and 2020, depreciation expense related to assets deployed at client locations was $44,626 and $64,312, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2021	2020
Patents	$13,507,997	$13,507,997
Customer relationships	13,942,115	13,942,115
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Software	233,315	183,415
Other intangible assets, gross	31,224,394	31,174,494
Less: accumulated amortization	(15,736,769)	(15,087,598)
Other intangible assets, net	$15,487,625	$16,086,896

For the three months ended March 31, 2021 and 2020, amortization expense related to other intangible assets was $649,171 and $382,499, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending March 31,	Total
2022	$2,609,479
2023	2,023,514
2024	1,446,909
2025	1,425,776
2026	1,424,276
Thereafter	6,557,671
Total amortization	$15,487,625

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31,	December 31,
	2021	2020
Share redemption consideration	$706,258	$510,776
Commissions and royalties	722,023	398,096
Payroll and related	461,095	173,487
Interest	98,398	95,879
Income tax payable	46,629	42,218
Other	127,630	112,576
Total accrued expenses	$2,162,033	$1,333,032

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

As of March 31, 2021, our leases have remaining lease terms ranging from three months to 69 months.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2021
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,311,349

Operating lease current liabilities	$213,531	Current portion of operating lease liabilities

Operating lease long-term liabilities	1,163,743	Long-term operating lease liabilities

Total operating lease liabilities	$1,377,274

Weighted-average remaining lease term:
Operating leases	5.6 years

Weighted-average discount rate:
Operating leases	4.2%

The components of lease expense are as follows:

	Three Months Ended March 31, 2021
	Amount	Classification
Operating lease cost	$69,828	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2021
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69,828	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	Supplemental cash flow information

As of March 31, 2021, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending March 31,	Amount
2022	$213,532
2023	210,892
2024	226,496
2025	245,204
2026	266,645
Thereafter	214,505
Total lease liabilities	$1,377,274

NOTE 10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	March 31,	December 31,
	2021	2020
Nevada State Bank credit agreement	$8,022,300	$8,413,184
Main Street Priority Loan	4,000,000	4,000,000
Redemption Consideration Obligation	39,096,401	39,096,401
Vehicle notes payable	17,040	22,614
Insurance notes payable	347,015	519,194
Long-term liabilities, gross	51,482,756	52,051,393
Less: Unamortized debt issuance costs	(172,409)	(137,817)
Long-term liabilities, net of debt issuance costs	51,310,347	51,913,576
Less: Current portion	(1,913,355)	(2,222,392)
Long-term liabilities, net	$49,396,992	$49,691,184

Share Redemption Consideration Obligation. On May 6, 2019, we issued a promissory note in the face amount of $39,096,401 to Triangulum in connection with the share redemption disclosed in Note 1. In the litigation that followed the share redemption (Note 11), Triangulum is disputing, among other things, the validity of the note and has not accepted its terms. Because Triangulum disputes the promissory note issued by the Company and its terms, the promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months. We may repay the Redemption Consideration Obligation at any time but no later than May 6, 2029; however, there can be no assurance that Triangulum will accept such payments. Additional share redemption consideration is being accrued at 2% on the Redemption Consideration Obligation, and we paid the first annual payment on May 5, 2020, in the amount of $781,928, which was accepted by Triangulum. The Redemption Consideration Obligation is unsecured and is subordinated to our existing and future indebtedness. Interest payments were made to Triangulum, in a timely fashion in May of 2020 and May of 2021.

Nevada State Bank (“NSB”) Credit Agreement. The Company is party to a Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”). The Credit Agreement provides for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000. On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At March 31, 2021, the principal amount outstanding under the Term Loan component of the Credit Agreement was $7,022,300, bringing the total amount outstanding under the Credit Agreement at March 31, 2021, to $8,022,300.

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

Under the A&R Credit Agreement, outstanding balances accrue interest based on one-month U.S. dollar London interbank offered rate (“LIBOR”) plus an applicable margin of 3.50% or 4.00%, depending on our Total Leverage Ratio (as defined in the A&R Credit Agreement). Effective December 31, 2021, LIBOR will no longer serve as a reference rate for bank loans, among other investment classes. The A&R Credit Agreement stipulates that a substitute index rate will be selected and used in lieu of LIBOR.

The A&R Credit Agreement contains affirmative and negative financial covenants (as defined in the A&R Credit Agreement) and other restrictions customary for borrowings of this nature. In particular, we are required to maintain (i) a quarterly minimum Fixed Charge Coverage ratio of 1.25x; (ii) a quarterly maximum Total Leverage ratio of 22.50x for the quarter ending March 31, 2021, 10.00x for quarter ending June 30, 2021, 6.50x for the quarter ending September 30, 2021 with semi-annual step-downs of 0.25x commencing December 31, 2021 and quarterly thereafter; (iii) a quarterly maximum Senior Leverage ratio of 5.25x for the quarter ending March 31, 2021, 2.50x for the quarter ending June 30, 2021 and 2.00x quarterly thereafter; (iv) a quarterly Minimum EBITDA covenant of $2.4 million for each of the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021 and $8.0 million quarterly thereafter; (v) a quarterly Minimum Liquidity covenant requiring the Company to have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021 and $2.5 million quarterly thereafter; and (vi) a yearly maximum Maintenance Capital Expenditure covenant of 5% of total revenues for the prior year. The Company was in compliance with its affirmative and negative financial covenants as of March 31, 2021.

The obligations under the A&R Credit Agreement are secured by substantially all of the assets of the Company. The Company’s wholly owned subsidiary, PGP is also a guarantor of the A&R Credit Agreement and related agreements.

Main Street Priority Loan Borrowings (“MSPLP”). On October 26, 2020, the Company obtained an unsecured loan of $4,000,000 through Zions Bancorporation, N.A. dba Nevada State Bank under section 13(3) of the Federal Reserve Act.

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

As of March 31, 2021, future maturities of our long-term liabilities are as follows:

Twelve Months Ending March 31,	Total
2022	$1,913,355
2023	2,655,500
2024	4,417,500
2025	600,000
2026	2,800,000
Thereafter	39,096,401
Long-term liabilities, gross	$51,482,756

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2021 and 2020, respectively, we had the following client revenue concentrations:

	Location	Q1 2021 Revenue	Q1 2020 Revenue	Accounts Receivable March 31, 2021	Accounts Receivable December 31, 2020
Client A	Europe	29.7%	7.7%	$377,962	$164,236
Client B	North America	11.1%	9.0%	$590,078	$79,582

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

On May 19, 2020, Saucier commenced a separate action in Nevada district court by filing a complaint he verified as true, seeking advancement of indemnification fees to which he claims an entitlement under the Bylaws and an Indemnification Agreement (the “Advancement Lawsuit”). The Company filed its opposition on June 4, 2020. Saucier’s Motion was denied in a hearing that occurred on June 24, 2020. Saucier filed a notice of his appeal of the Nevada district court’s decision in the Advancement Lawsuit to the Nevada Supreme Court on August 10, 2020. Saucier subsequently moved for attorneys' fees related to the filing of the Advancement Lawsuit, which the Nevada district court granted, and the Company filed a notice of appeal to the Nevada Supreme Court. The Company filed its opening appeal brief. When Saucier filed a supplemental motion for attorneys’ fees, the Nevada district court denied his motion, finding the fees incurred to be unreasonable, among other things. Saucier also appealed this ruling of the Nevada district court.

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

On November 24, 2020, Triangulum filed a Motion for Partial Summary Judgment in the Triangulum Lawsuit in the Nevada district court, seeking a ruling that the Company violated Nevada law and its Articles by issuing a promissory note as consideration for the redeemed shares and that the redemption was ineffective as a matter of law (the “Triangulum MPSJ”). The Company opposed Triangulum’s MPSJ and filed its own Countermotion for Summary Judgment (the “CMSJ”), seeking a ruling that as a matter of law the business judgement rule applies and prohibits any judicial review of the Board’s decisions related to the redemption.  During the January 20, 2021 hearing on both motions, the Nevada district court denied Triangulum’s MPSJ, finding that Nevada statutes allow for the payment of redemption consideration in the form of a promissory note and that the Company’s decisions to redeem and to issue a promissory note as consideration for the redemption are subject to the business judgment rule. The court further found again that the redeemed shares have been actually cancelled and cannot be placed in a constructive trust. The court also denied the Company’s CMSJ, without prejudice for the Company to refile after further discovery. On April 23, 2021, Triangulum appealed the District court’s denial of its MPSJ.

On December 18, 2020 Saucier filed a separate lawsuit in Nevada district court (which was served on January 21, 2021), alleging breach of contract related to his demand for indemnity from the Company (the “Indemnity Lawsuit”). Similar to the Company’s position in the Advancement Lawsuit discussed above, the Company denies that he is entitled to indemnity and moved to dismiss the action on February 16, 2021. The Company filed a Motion to Reassign the case to the Judge presiding over the Triangulum Lawsuit and the Advancement Lawsuit. On February 18, 2021, the Company’s Motion to Reassign was granted. On February 16, 2021, the Company filed a Motion to Dismiss the Indemnity Lawsuit. The Company’s Motion to Dismiss was denied on April 19, 2021. The Company will respond in a timely manner.

As mentioned above, discovery in the Triangulum Lawsuit has been stayed as a result of the Company’s appeal of the Anti-SLAPP motion decision to the Nevada Supreme Court. As such, the previously set April 2021 trial date cannot proceed until the discovery stay is lifted and after additional discovery proceeds.

In September 2018, we were served with a complaint by TableMax Corporation (“TMAX”) regarding an Operation and License Agreement executed between TMax and Galaxy in February 2011 (the “TMAX Agreement”). We filed an answer denying the allegations and filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. The suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020 TMAX filed an Amended Complaint against the Company and other Co-Defendants. The Company filed a Motion To Enforce Settlement Or, In The Alternative, Motion To Dismiss And/Or For Summary Judgement and Request For Sanctions, on April 30, 2021.

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

NOTE 12. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2021 was 12.92%, as compared to 23.57% at March 31, 2020. This decrease was primarily due to excess tax benefits from stock-based compensation, utilization of tax credits, foreign rate differential, Subpart F inclusion and a change in valuation allowance as a result of changes in estimates of current-year ordinary income considered in determining the forecasted AETR.

For the three months ended March 31, 2021 and 2020, our effective tax rate (“ETR”) was (27.15%) and 23.57%, respectively. The decrease in the ETR for the three months ended March 31, 2021 is a result of favorable discrete items related to excess tax benefits from stock-based compensation that resulted in an income tax benefit that exceeded pre-tax book income for the quarter.

NOTE 13. SHARE-BASED COMPENSATION

Stock Options

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of March 31, 2021, a total of 6,550,750 shares of our common stock were authorized for issuance. As of March 31, 2021, 48,367 shares remained available for issuance as new awards under the 2014 Plan.

During the three months ended March 31, 2021 and 2020, we issued 30,000 and 225,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the three months ended March 31, 2021 and 2020 was determined to be $38,012 and $255,017, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued 2021	Options Issued 2020
Dividend yield	0%	0%
Expected volatility	68.74%	70.98%
Risk-free interest rate	0.48%	1.39%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2020	2,982,000	$1.08	$2,101,780	2.35
Issued	30,000	2.25	—	—
Exercised	(50,000)	0.22	(130,188)	—
Forfeited	(41,666)	1.04	—	—
Outstanding – March 31, 2021	2,920,334	$1.10	$5,249,621	2.17
Exercisable – March 31, 2021	2,087,001	$0.90	$4,163,613	1.56

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2020	845,000	$1.55	$197,608	3.83
Granted	30,000	2.25	—	—
Vested	—	—	—	—
Forfeited	(41,666)	1.04	—	—
Unvested – March 31, 2021	833,334	$1.60	$1,086,009	3.71

As of March 31, 2021, our unrecognized share-based compensation expense associated with the stock options issued was $549,503, which will be amortized over a weighted-average of 1.93 years.

Restricted Awards

During the three months ended March 31, 2021, we issued an aggregate of 55,000 restricted shares of our common stock valued at $159,500 to our Board members in consideration of their service on the Board. These shares vested immediately on the grant date. An additional 80,000 restricted shares of our common stock valued at $181,600 were issued to an employee of the Company on February 17, 2021. These shares were granted in consideration of the individual’s service to the Company. These shares vest on November 12, 2021. As of March 31, 2021, there were 2,236,133 restricted shares outstanding. Of the restricted shares outstanding, 260,000 restricted shares were unvested.

NOTE 14. SUBSEQUENT EVENTS

On May 13, 2021, the Company and NSB entered into a Forbearance to the A&R Credit Agreement, in which NSB agreed to forbear from exercising any of its rights or remedies that would result from potential breaches of the Minimum EBITDA and Total Leverage covenants for the quarters ending June 30, 2021 and September 30, 2021.

Galaxy made a share redemption consideration payment to Triangulum, in connection with the Redemption Consideration Obligation, in a timely fashion in May 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2021 and 2020. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2020 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on casino floors and on legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Results of operations for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, we generated gross revenues of $4,282,901 compared to $4,494,318 for the comparable prior-year period, representing a decrease of $211,417, or 4.7%. This decrease was attributable to the continuing impact of the COVID-19 crisis, as some of our land-based casino customers remained closed during the first quarter, and those that were open had reduced capacity or realized reduced visitation which, in turn, resulted in us realizing no revenue from those that were closed and reduced revenue from those that were open. The decrease in our land-based revenue was offset by an increase in our online gaming revenues.

Selling, general and administrative expenses for the three months ended March 31, 2021 were $2,711,052 compared to $2,992,052 for the comparable prior-year period, representing a decrease of $281,000, or 9.4%. This decrease was primarily due to a decrease in compensation-related expenses and travel and entertainment expenses directly related to the COVID-19 crisis. In 2021, the Company incurred $249,436 in legal expenses associated with the Triangulum Lawsuit.

Research and development expenses for the three months ended March 31, 2021 were $118,701, compared to $155,653 for the comparable prior-year period, representing a decrease of $36,952, or 23.7%. This decrease was primarily due to a decrease in compensation-related expenses directly related to the COVID-19 crisis. Also, consulting expenses decreased due to the Company no longer using certain third-party research and development firms.

Share-based compensation expenses for the three months ended March 31, 2021 were $316,640, as compared to $157,596 for the comparable prior-year period, representing an increase of $159,044, or 100.9%. This increase was due to the quarterly restricted shares granted to our Board members being issued at a higher stock price than the comparable prior-year period. The increase was also due to restricted shares being issued to two employees and a contractor of the Company in November 2020 and February 2021.

As a result of the changes described above, income from operations decreased $292,450 or 41.9% to $404,950 for the three months ended March 31, 2021, compared to income of $697,400 for the comparable prior-year period.

Total interest expense increased $13,239, or 7.9%, to $180,910 for the three months ended March 31, 2021, compared to $167,671 for the comparable prior-year period. The increase was mainly attributable to interest being accrued on the MSPLP.

Share redemption consideration was $195,482 in 2021 compared to $195,482 in 2020. The share redemption consideration is related to the Triangulum Redemption Consideration Obligation.

Income tax benefit was ($18,950) for the three months ended March 31, 2021, compared to income tax provision of $35,962 for the comparable prior-year period. The change is primarily a result of favorable discrete items related to excess tax benefits from stock-based compensation.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, income taxes, depreciation, amortization, share based compensation, foreign currency exchange loss, change in estimated fair value of interest rate swap liability and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2021	2020
Net income	$88,737	$116,605
Interest expense	180,910	167,671
Share redemption consideration	195,482	195,482
Interest income	(382)	(21,774)
Depreciation and amortization	717,254	469,805
Share-based compensation	316,640	157,596
Foreign currency exchange loss	8,975	127,291
Change in estimated fair value of interest rate swap liability	(49,822)	76,163
(Benefit) provision for income taxes	(18,950)	35,962
Severance expense	3,750	2,500
Special project expense(1)	249,436	173,271
Adjusted EBITDA	$1,692,030	$1,500,572

(1)	Includes expenses associated with the Triangulum lawsuit.

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments, and the obligations under our existing borrowings through cash flow from operations. In 2020, as a result of COVID, we were required to raise funds from financing sources in order to maintain operations. In addition to our normal operations, we may make acquisitions of products, technologies or entire businesses. Our ability to access capital for operations or for acquisitions will depend on conditions in the capital markets and investors’ perceptions of our business prospects and such conditions and perceptions may not always favor us.

As of March 31, 2021, we had total current assets of $12,621,385 and total assets of $31,115,133. This compares to $11,562,833 and $30,574,594, respectively, as of December 31, 2020. The increase in current assets and total assets as of March 31, 2021 was primarily due to an increase in the accounts receivable balance.

Our total current liabilities as of March 31, 2021 increased to $4,847,115 from $4,247,794 as of December 31, 2020, primarily due to the Company accruing for 2021 employee bonuses and an increase in accrued royalties in our online gaming business.

Despite the COVID-19 crisis, our business was profitable and cash-flow positive in Q1 2021.  Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as the come due.

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

Our operating activities provided cash of $767,829 for the three months ended March 31, 2021, compared to cash provided of $841,448 for the comparable prior period. The decrease in operating cash flow was primarily due to lower net income for the period as a result of the COVID-19 crisis.

Investing activities used cash of $81,792 for the three months ended March 31, 2021, compared to $1,448 for the comparable prior period. This was primarily due to an increase in expenditures for software and property and equipment in Q1 2021.

Cash used in financing activities during the three months ended March 31, 2021 was $557,638, which resulted primarily from principal payments on long-term debt. This compares to $602,002 cash provided by financing activities for the comparable prior period.

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

Off-balance sheet arrangements. As of March 31, 2021, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021 our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 11 above and Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2020 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2021, we issued an aggregate of 55,000 restricted shares of our common stock valued at $159,500 to Messrs. Lipparelli, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended March 31, 2021. These shares vested immediately on the grant date. An additional 80,000 restricted shares of our common stock valued at $181,600 were issued to Mr. Cravens on February 17, 2021. These shares were granted in consideration of the individual’s service to the Company. These shares vest on November 12, 2021. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Financials in XBRL format					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 14, 2021

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 14, 2021

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)