Form 10-Q
period 2021-06-30
Galaxy Gaming, Inc.
filed 2021-08-13
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,187,304 common shares as of August 10, 2021.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2021	December 31, 2020
Current assets:	(Unaudited)
Cash and cash equivalents	$5,779,612	$5,993,388
Accounts receivable, net of allowance of $244,242 and $145,000, respectively	4,518,011	2,493,254
Inventory	698,945	668,525
Income tax receivable	1,498,819	1,229,795
Prepaid expenses	655,804	1,167,068
Other current assets	25,315	10,803
Total current assets	13,176,506	11,562,833
Property and equipment, net	115,370	116,724
Operating lease right-of-use assets	1,259,803	1,367,821
Assets deployed at client locations, net	273,509	232,156
Goodwill	1,091,000	1,091,000
Other intangible assets, net	14,834,294	16,086,896
Other assets	257,289	117,164
Total assets	$31,007,771	$30,574,594
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$378,104	$467,792
Accrued expenses	1,738,308	1,333,032
Revenue contract liability	75,000	29,167
Current portion of long-term debt	2,760,792	2,222,392
Current portion of operating lease liabilities	217,927	195,411
Total current liabilities	5,170,131	4,247,794
Long-term operating lease liabilities	1,111,258	1,215,680
Long-term liabilities, net	48,006,679	49,691,184
Interest rate swap liability	—	66,009
Deferred tax liabilities, net	150,892	150,892
Total liabilities	54,438,960	55,371,559
Commitments and Contingencies (See Note 11)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 22,180,638 and 21,970,638 shares issued and outstanding, respectively	22,181	21,971
Additional paid-in capital	11,582,910	10,798,536
Accumulated deficit	(35,015,971)	(35,655,163)
Accumulated other comprehensive (loss) income	(20,309)	37,691
Total stockholders’ deficit	(23,431,189)	(24,796,965)
Total liabilities and stockholders’ deficit	$31,007,771	$30,574,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Licensing fees	$4,749,330	$663,972	$9,032,339	$5,158,289
Total revenue	$4,749,330	$663,972	$9,032,339	$5,158,289
Costs and expenses:
Cost of ancillary products and assembled components	19,599	7,902	33,903	29,713
Selling, general and administrative	2,532,655	2,438,635	5,243,707	5,430,688
Research and development	129,859	138,599	248,560	294,252
Depreciation and amortization	720,488	454,485	1,437,742	924,291
Share-based compensation	441,444	176,669	758,084	334,265
Total costs and expenses	3,844,045	3,216,290	7,721,996	7,013,209
Income (loss) from operations	905,285	(2,552,318)	1,310,343	(1,854,920)
Other income (expense):
Interest income	388	2,126	771	23,900
Interest expense	(140,142)	(177,170)	(321,052)	(344,841)
Share redemption consideration	(195,482)	(195,482)	(390,964)	(390,964)
Foreign currency exchange gain (loss)	11,355	11,302	2,271	(115,989)
Change in fair value of interest rate swap liability	16,187	42,483	66,009	(33,680)
Total other expense	(307,694)	(316,741)	(642,965)	(861,574)
Income (loss) before (provision) benefit for income taxes	597,591	(2,869,059)	667,378	(2,716,494)
(Provision) benefit for income taxes	(47,136)	662,477	(28,186)	626,515
Net income (loss)	550,455	(2,206,582)	639,192	(2,089,979)
Foreign currency translation adjustment	21,207	—	(58,000)	—
Comprehensive income (loss)	$571,662	$(2,206,582)	$581,192	$(2,089,979)

Net income (loss) per share:
Basic	$0.03	$(0.12)	$0.03	$(0.12)
Diluted	$0.03	$(0.12)	$0.03	$(0.12)

Weighted-average shares outstanding:
Basic	18,952,464	18,247,266	18,895,658	18,135,013
Diluted	20,741,009	18,247,266	20,512,648	18,135,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2020	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)
Net income	—	—	—	88,737	—	88,737
Foreign currency translation loss	—	—	—	—	(79,207)	(79,207)
Stock options exercised	50,000	50	10,949	—	—	10,999
Share-based compensation	55,000	55	316,585	—	—	316,640
Balance, March 31, 2021	22,075,638	22,076	11,126,070	(35,566,426)	(41,516)	(24,459,796)
Net income	—	—	—	550,455	—	550,455
Foreign currency translation gain	—	—	—	—	21,207	21,207
Stock options exercised	50,000	50	15,451	—	—	15,501
Share-based compensation	55,000	55	441,389	—	—	441,444
Balance, June 30, 2021	22,180,638	$22,181	$11,582,910	$(35,015,971)	$(20,309)	$(23,431,189)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$—	$(27,632,622)
Net income	—	—	—	116,605	—	116,605
Stock options exercised	25,000	25	7,475	—	—	7,500
Share-based compensation	63,333	63	157,533	—	—	157,596
Balance, March 31, 2020	18,106,277	$18,106	$5,960,644	$(33,329,671)	$—	$(27,350,921)
Net loss	—	—	—	(2,206,582)	—	(2,206,582)
Stock options exercised	150,000	150	30,113	—	—	30,263
Share-based compensation	80,000	80	176,589	—	—	176,669
Balance, June 30, 2020	18,336,277	$18,336	$6,167,346	$(35,536,253)	$—	$(29,350,571)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$639,192	$(2,089,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,437,742	924,291
Amortization of right-of-use assets	113,329	138,300
Amortization of debt issuance costs and debt discount	30,308	18,121
Bad debt expense	138,160	166,003
Change in fair value of interest rate swap liability	(66,009)	33,680
Deferred income tax benefit	—	(626,515)
Share-based compensation	758,084	334,265
Unrealized foreign exchange loss	1,491	101,301
Changes in operating assets and liabilities:
Accounts receivable	(2,196,930)	1,895,310
Inventory	(164,796)	(84,260)
Income tax receivable/payable	(269,024)	(12,000)
Prepaid expenses and other current assets	499,068	(115,281)
Other assets	(140,124)	—
Accounts payable	(139,760)	433,405
Accrued expenses	410,314	(1,039,786)
Revenue contract liability	45,833	(923,009)
Operating lease liabilities	(87,218)	(138,308)
Net cash provided by (used in) operating activities	1,009,660	(984,462)
Cash flows from investing activities:
Investment in intangible assets	(49,900)	—
Acquisition of property and equipment	(40,863)	(22,480)
Net cash used in investing activities	(90,763)	(22,480)
Cash flows from financing activities:
Proceeds from draw on revolving loan	—	1,000,000
Proceeds from Paycheck Protection Program	—	835,300
Proceeds from stock option exercises	26,500	37,763
Principal payments on long-term debt	(1,128,400)	(834,790)
Net cash (used in) provided by financing activities	(1,101,900)	1,038,273
Effect of exchange rate changes on cash	(30,773)	(76,637)
Net decrease in cash and cash equivalents	(213,776)	(45,306)
Cash and cash equivalents – beginning of period	5,993,388	9,686,698
Cash and cash equivalents – end of period	$5,779,612	$9,641,392
Supplemental cash flow information:
Cash paid for interest	$223,279	$311,467
Cash paid for income taxes	$321,167	$—
Supplemental schedule of non-cash activities:
Debt modification fee payable	$50,185	$—
Right-of-use assets obtained in exchange for lease liabilities	$5,312	$—
Inventory transferred to assets deployed at client locations	$134,376	$24,617

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

Membership Interest Purchase Agreement. On August 21, 2020, the Company completed the acquisition of 100% of the member interests in Progressive Games Partners LLC (“PGP”). The entirety of the purchase price ($10,414,528) and transaction-related costs ($127,586) were allocated to customer relationships and are included in Other intangible assets, net, on the Company’s balance sheet. The cash portion of the purchase price was $6,425,000, and the balance of the purchase price was satisfied through the issuance of 3,141,361 shares of the Company’s common stock with a value of $1.27 per share on the date of the acquisition. The shares issued are being held in escrow pending the performance of the assets acquired during the twelve months following the acquisition. See Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021 (the “2020 10-K”) for further details. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. As of June 30, 2021, the balance owed to the sellers of PGP was settled in full.

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

The phased billing approach for our physical casino customers instituted in 2020 is no longer in effect. Physical casino customers who are now open are being billed at pre-COVID billing levels. Similar to 2020, our online gaming customers continue to generate revenue in 2021.

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

Disruptions of the COVID-19 crisis continue to impact our results of operations. A significant portion of the Company’s land-based customers have reopened at limited capacity after the restrictions due to the COVID-19 crisis were lifted. However, during Q2 2021, some customers have been required to close again due to local regulations and conditions, and some customers will remain closed through the remainder of 2021.

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

Other intangible assets (Note 7) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three months ended June 30, 2021.

Interest rates swap agreement. In May 2018, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. The interest rate swap has not been designated a hedging instrument and is adjusted to fair value through earnings in the Company’s statements of operations. The interest rate swap agreement matured on May 1, 2021.

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

The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. The Company currently has no financial instruments measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties.

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

Segmented Information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently have two operating segments (land-based gaming and online gaming) which are aggregated into one reporting segment.

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

Other significant accounting policies. See Note 2 in Item 8 “Financial Statements and Supplementary Financial Information” included in our 2020 10-K.

Recently adopted accounting standards. Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance is effective for the first quarter of 2021 on a prospective basis. We have adopted the new standard effective January 1, 2021, and its adoption does not have a material impact on our consolidated financial statements.

New accounting standards not yet adopted. Financial Instruments – Credit Losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements or related disclosures.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America and Caribbean	$2,465,741	$159,085	$4,967,723	$3,291,260
Europe, Middle East and Africa	2,283,589	504,887	4,064,616	1,867,029
Total revenue	$4,749,330	$663,972	$9,032,339	$5,158,289

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $680,258 and $502,860 for the periods ended June 30, 2021 and December 31, 2020 and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following at:

	June 30,	December 31,
	2021	2020
Raw materials and component parts	$365,134	$300,244
Finished goods	333,811	368,281
Inventory, net	$698,945	$668,525

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at:

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	215,127	215,127
Office and computer equipment	370,423	332,544
Leasehold improvements	35,531	32,547
Property and equipment, gross	933,720	892,857
Less: accumulated depreciation	(818,350)	(776,133)
Property and equipment, net	$115,370	$116,724

For the three months ended June 30, 2021 and 2020, depreciation expense related to property and equipment was $18,761 and $22,322, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense related to property and equipment was $42,218 and $45,316, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net, consisted of the following at:

	June 30,	December 31,
	2021	2020
Enhanced table systems	$1,000,694	$890,560
Less: accumulated depreciation	(727,185)	(658,404)
Assets deployed at client locations, net	$273,509	$232,156

For the three months ended June 30, 2021 and 2020, depreciation expense related to assets deployed at client locations was $48,397 and $58,244, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense related to assets deployed at client locations was $93,023 and $122,556, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	June 30,	December 31,
	2021	2020
Patents	$13,507,997	$13,507,997
Customer relationships	13,942,115	13,942,115
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Software	233,314	183,415
Other intangible assets, gross	31,224,393	31,174,494
Less: accumulated amortization	(16,390,099)	(15,087,598)
Other intangible assets, net	$14,834,294	$16,086,896

For the three months ended June 30, 2021 and 2020, amortization expense related to other intangible assets was $653,330 and $373,919, respectively. For the six months ended June 30, 2021 and 2020, amortization expense related to assets deployed at client locations was $1,302,502 and $756,418, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending June 30,	Total
2022	$2,606,277
2023	1,735,114
2024	1,442,751
2025	1,424,276
2026	1,424,276
Thereafter	6,201,600
Total amortization	$14,834,294

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30,	December 31,
	2021	2020
Share redemption consideration	$119,811	$510,776
Commissions and royalties	761,982	398,096
Payroll and related	630,561	173,487
Interest	109,685	95,879
Income tax payable	—	42,218
Other	116,269	112,576
Total accrued expenses	$1,738,308	$1,333,032

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

As of June 30, 2021, our leases have remaining lease terms ranging from six months to 66 months.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2021
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,259,803

Operating lease current liabilities	$217,927	Current portion of operating lease liabilities

Operating lease long-term liabilities	1,111,258	Long-term operating lease liabilities

Total operating lease liabilities	$1,329,185

Weighted-average remaining lease term:
Operating leases	5.4 years

Weighted-average discount rate:
Operating leases	4.2%

The components of lease expense are as follows:

	Three Months Ended June 30, 2021
	Amount	Classification
Operating lease cost	$70,782	Selling, general and administrative expense

	Six Months Ended June 30, 2021
	Amount	Classification
Operating lease cost	$140,610	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2021
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,684	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,312	Supplemental cash flow information

As of June 30, 2021, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending June 30,	Amount
2022	$217,927
2023	213,145
2024	230,789
2025	250,429
2026	272,200
Thereafter	144,695
Total lease liabilities	$1,329,185

NOTE 10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	June 30,	December 31,
	2021	2020
Nevada State Bank credit agreement	$7,641,200	$8,413,184
Main Street Priority Loan	4,000,000	4,000,000
Redemption Consideration Obligation	39,096,401	39,096,401
Vehicle notes payable	11,440	22,614
Insurance notes payable	173,952	519,194
Long-term liabilities, gross	50,922,993	52,051,393
Less: Unamortized debt issuance costs	(155,522)	(137,817)
Long-term liabilities, net of debt issuance costs	50,767,471	51,913,576
Less: Current portion	(2,760,792)	(2,222,392)
Long-term liabilities, net	$48,006,679	$49,691,184

Share Redemption Consideration Obligation. On May 6, 2019, we issued a promissory note in the face amount of $39,096,401 to Triangulum in connection with the share redemption disclosed in Note 1. In the litigation that followed the share redemption (Note 11), Triangulum is disputing, among other things, the validity of the note and has not accepted its terms. Because Triangulum disputes the promissory note issued by the Company and its terms, the promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months. We may repay the Redemption Consideration Obligation at any time but no later than May 6, 2029; however, there can be no assurance that Triangulum will accept such payments. Additional share redemption consideration is being accrued at 2% on the Redemption Consideration Obligation. We paid the first and second annual payments in the amounts of $781,928 on May 5, 2020 and May 6, 2021. Both payments were accepted by Triangulum. The Redemption Consideration Obligation is unsecured and is subordinated to our existing and future indebtedness.

Nevada State Bank (“NSB”) Credit Agreement. The Company is party to a Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”). The Credit Agreement provides for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000. On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At June 30, 2021, the principal amount outstanding under the Term Loan component of the Credit Agreement was $6,641,200, bringing the total amount outstanding under the Credit Agreement at June 30, 2021, to $7,641,200.

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

The A&R Credit Agreement contains affirmative and negative financial covenants (as defined in the A&R Credit Agreement) and other restrictions customary for borrowings of this nature. In particular, we are required to maintain (i) a quarterly minimum Fixed Charge Coverage ratio of 1.25x; (ii) a quarterly maximum Total Leverage ratio of 22.50x for the quarter ending March 31, 2021, 10.00x for quarter ending June 30, 2021, 6.50x for the quarter ending September 30, 2021 with semi-annual step-downs of 0.25x commencing December 31, 2021 and quarterly thereafter; (iii) a quarterly maximum Senior Leverage ratio of 5.25x for the quarter ending March 31, 2021, 2.50x for the quarter ending June 30, 2021 and 2.00x quarterly thereafter; (iv) a quarterly Minimum EBITDA covenant of $2.4 million for each of the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021 and $8.0 million quarterly thereafter; (v) a quarterly Minimum Liquidity covenant requiring the Company to have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021 and $2.5 million quarterly thereafter; and (vi) a yearly maximum Maintenance Capital Expenditure covenant of 5% of total revenues for the prior year. The Company was in compliance with its Fixed Charge Coverage ratio, Senior Leverage ratio, Total Leverage ratio and Minimum Liquidity covenants as of June 30, 2021. However, the Company was not in compliance with its Minimum EBITDA covenant as of June 30, 2021. On May 13, 2021, the Company and NSB entered into a Forbearance to the A&R Credit Agreement, in which NSB agreed to forbear from exercising any of its rights or remedies that would result from the potential breaches of the Minimum EBITDA and Total Leverage ratio covenant for the quarters ending June 30, 2021 and September 30, 2021.

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

As of June 30, 2021, future maturities of our long-term liabilities are as follows:

Twelve Months Ending June 30,	Total
2022	$2,760,792
2023	5,065,800
2024	600,000
2025	600,000
2026	2,800,000
Thereafter	39,096,401
Long-term liabilities, gross	$50,922,993

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2021 and 2020, respectively, we had the following client revenue concentrations:

	Location	Six Months ended June 30, 2021 Revenue	Six Months ended June 30, 2020 Revenue	Accounts Receivable June 30, 2021	Accounts Receivable December 31, 2020
Client A	Europe	28.4%	12.9%	$439,872	$348,781
Client B	North America	10.9%	8.5%	$1,063,764	$400,663

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

On May 19, 2020, Saucier commenced a separate action in Nevada district court by filing a complaint he verified as true, seeking advancement of indemnification fees to which he claims an entitlement under the Bylaws and an Indemnification Agreement (the “Advancement Lawsuit”). The Company filed its opposition on June 4, 2020. Saucier’s Motion was denied in a hearing that occurred on June 24, 2020. Saucier filed a notice of his appeal of the Nevada district court’s decision in the Advancement Lawsuit to the Nevada Supreme Court on August 10, 2020. Saucier subsequently moved for attorneys' fees related to the filing of the Advancement Lawsuit, which the Nevada district court granted, and the Company filed a notice of appeal to the Nevada Supreme Court. The appeal of the denial of Advancement to Saucier is fully briefed by the parties and the parties await a hearing date from the Nevada Supreme Court. Galaxy’s appeal of the first request of the grant of lawyer’s fees in litigating the Advancement action, is fully briefed by the parties. The parties await a hearing date on both matters from the Nevada Supreme Court. Saucier filed a separate supplemental motion for attorneys’ fees, which was denied by the Nevada district court, finding the fees incurred to be unreasonable, among other things. Saucier also appealed this ruling of the Nevada district court. Briefing on this third related matter began June 6, 2021.

On July 22, 2020, in the Triangulum Lawsuit, the Company and its Directors filed a special motion to dismiss most of Triangulum and Saucier’s counterclaims under Nevada anti-SLAPP statute (Strategic Lawsuit Against Public Participation) because Triangulum and Saucier seek to impose liability on the Company and its Directors based upon their privileged communications with regulators. The Nevada district court denied the motion, and the Company and its Directors appealed the order to the Nevada Supreme Court.  Discovery in the Triangulum Lawsuit is stayed pending the outcome of this appeal. The appeal is currently being briefed by the parties.

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

On November 24, 2020, Triangulum filed a Motion for Partial Summary Judgment in the Triangulum Lawsuit in the Nevada district court, seeking a ruling that the Company violated Nevada law and its Articles by issuing a promissory note as consideration for the redeemed shares and that the redemption was ineffective as a matter of law (the “Triangulum MPSJ”). The Company opposed Triangulum’s MPSJ and filed its own Countermotion for Summary Judgment (the “CMSJ”), seeking a ruling that as a matter of law the business judgement rule applies and prohibits any judicial review of the Board’s decisions related to the redemption.  During the January 20, 2021 hearing on both motions, the Nevada district court denied Triangulum’s MPSJ, finding that Nevada statutes allow for the payment of redemption consideration in the form of a promissory note and that the Company’s decisions to redeem and to issue a promissory note as consideration for the redemption are subject to the business judgment rule. The court further found again that the redeemed shares have been actually cancelled and cannot be placed in a constructive trust. The court also denied the Company’s CMSJ, without prejudice for the Company to refile after further discovery. On April 23, 2021, Triangulum appealed the District court’s denial of its MPSJ. Galaxy also appealed the denial of its CMSJ. Briefing on the appeals will begin in September 2021.

On December 18, 2020 Saucier filed a separate lawsuit in Nevada district court (which was served on January 21, 2021), alleging breach of contract related to his demand for indemnity from the Company (the “Indemnity Lawsuit”). Similar to the Company’s position in the Advancement Lawsuit discussed above, the Company denies that he is entitled to indemnity and moved to dismiss the action on February 16, 2021. The Company filed a Motion to Reassign the case to the Judge presiding over the Triangulum Lawsuit and the Advancement Lawsuit. On February 18, 2021, the Company’s Motion to Reassign was granted. On February 16, 2021, the Company filed a Motion to Dismiss the Indemnity Lawsuit. The Company’s Motion to Dismiss was denied on April 19, 2021. The Company filed its Answer to the Indemnity Lawsuit.

As mentioned above, discovery in the Triangulum Lawsuit has been stayed as a result of the Company’s appeal of the Anti-SLAPP motion decision to the Nevada Supreme Court. As such, the previously set April 2021 trial date cannot proceed until the discovery stay is lifted and after additional discovery proceeds.

In September 2018, we were served with a complaint by TableMax Corporation (“TMAX”) regarding an Operation and License Agreement executed between TMax and Galaxy in February 2011 (the “TMAX Agreement”). We filed an answer denying the allegations and filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. The suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020 TMAX filed an Amended Complaint against the Company and other Co-Defendants. The Company filed a Motion To Enforce Settlement Or, In The Alternative, Motion To Dismiss And/Or For Summary Judgement and Request For Sanctions, on April 30, 2021. On June 22, 2021, Galaxy’s Motion to Dismiss was granted, with prejudice to the right of TMAX to file an amended complaint.

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

NOTE 12. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2021 was 12.8%, as compared to 22.2% at June 30, 2020. This decrease was primarily due to excess tax benefits from stock-based compensation, utilization of tax credits, foreign rate differential, Subpart F inclusion and a change in valuation allowance as a result of changes in estimates of current-year ordinary income considered in determining the forecasted AETR.

For the six months ended June 30, 2021 and 2020, our effective tax rate (“ETR”) was 4.2 and 23.1%, respectively. The decrease in the ETR for the six months ended June 30, 2021 is a result of the foreign rate differential, Subpart F inclusion, changes in valuation allowance and favorable discrete items related to excess tax benefits from stock-based compensation..

NOTE 13. SHARE-BASED COMPENSATION

Stock Options

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of June 30, 2021, a total of 7,550,750 shares of our common stock were authorized for issuance. As of June 30, 2021, 963,701 shares remained available for issuance as new awards under the 2014 Plan.

During the six months ended June 30, 2021 and 2020, we issued 60,000 and 225,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the six months ended June 30, 2021 and 2020 was determined to be $94,829 and $255,017, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued Six Months ended June 30, 2021	Options Issued Six Months ended June 30, 2020
Dividend yield	0%	0%
Expected volatility	63.50% - 68.74%	70.98%
Risk-free interest rate	0.48% - 0.87%	1.39%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2020	2,982,000	$1.08	$2,101,780	2.35
Issued	60,000	2.90	—	—
Exercised	(100,000)	0.27	(285,925)	—
Forfeited or expired	(42,000)	1.04	—	—
Outstanding – June 30, 2021	2,900,000	$1.14	$7,275,000	1.99
Exercisable – June 30, 2021	2,051,667	$0.93	$5,588,442	1.35

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2020	845,000	$1.55	$197,608	3.83
Granted	60,000	2.90	—	—
Vested	(15,000)	1.82	—	—
Forfeited	(41,666)	1.04	—	—
Unvested – June 30, 2021	848,334	$1.66	$1,686,559	3.52

As of June 30, 2021, our unrecognized share-based compensation expense associated with the stock options issued was $511,629, which will be amortized over a weighted-average period of 1.89 years.

Restricted Awards

During the six months ended June 30, 2021, we issued an aggregate of 110,000 restricted shares of our common stock valued at $360,250 to our Board members in consideration of their service on the Board. These shares vested immediately on the grant date. An additional 80,000 restricted shares of our common stock valued at $181,600 were issued to an employee of the Company on February 17, 2021. These shares were granted in consideration of the individual’s service to the Company. These shares vest on November 12, 2021. As of June 30, 2021, there were 2,291,133 restricted shares outstanding. Of the restricted shares outstanding, 235,000 restricted shares were unvested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2021 and 2020. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2020 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended June 30, 2021 and 2020. For the three months ended June 30, 2021, we generated gross revenues of $4,749,330 compared to $663,972 for the comparable prior-year period, representing an increase of $4,085,358, or 615.3%. This increase was directly attributable to the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, our online gaming revenues increased significantly due primarily to the acquisition of PGP in August of 2020 as well as to the opening of new markets in the U.S.

Selling, general and administrative expenses for the three months ended June 30, 2021 were $2,532,655 compared to $2,438,635 for the comparable prior-year period, representing an increase of $94,020, or 3.9%. This increase was primarily due to an increase in expenses directly related to increased revenue (royalty expenses, regulatory licensing fees, taxes and repairs and maintenance). This increase was offset by a decrease in legal fees due to decreased legal fees associated with the Triangulum Lawsuit. In Q2 2021, the Company incurred $80,210 in legal expenses associated with the Triangulum Lawsuit as compared to $480,085 for the comparable prior-year period.

Research and development expenses for the three months ended June 30, 2021 were $129,859, compared to $138,599 for the comparable prior-year period, representing a decrease of $8,740, or 6.3%. This decrease was primarily due to the Company no longer using certain third-party research and development firms.

Share-based compensation expenses for the three months ended June 30, 2021 were $441,444, as compared to $176,669 for the comparable prior-year period, representing an increase of $264,775, or 149.9%. This increase was due to the quarterly restricted shares granted to our Board members being issued at a higher stock price than the comparable prior-year period. The increase was also due to increased amortization related to restricted shares being issued to two employees and a contractor of the Company in November 2020 and February 2021.

As a result of the changes described above, income from operations increased $3,457,603 or 135.5% to $905,285 for the three months ended June 30, 2021, compared to a loss of ($2,552,318) for the comparable prior-year period.

Total interest expense decreased $37,028, or 20.9%, to $140,142 for the three months ended June 30, 2021, compared to $177,170 for the comparable prior-year period. The decrease was mainly attributable to lower interest expense on the Term Loan due to lower balances and lower interest rates.

Share redemption consideration was $195,482 in 2021 compared to $195,482 in 2020. The share redemption consideration is related to the Triangulum Redemption Consideration Obligation.

Income tax expense was $47,136 for the three months ended June 30, 2021, compared to income tax benefit of $662,477 for the comparable prior-year period. The increase in expense is primarily a result of improved business conditions in the current period following the COVID-19 pandemic as well as the foreign rate differential, Subpart F inclusion, changes in valuation allowance and favorable discrete items related to excess tax benefits from stock-based compensation.

Results of operations for the six months ended June 30, 2021 and 2020. For the six months ended June 30, 2021, we generated gross revenues of $9,032,339 compared to $5,158,289 for the comparable prior-year period, representing an increase of $3,874,050, or 75.1%. This increase was directly attributable to the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, our online gaming revenues increased significantly due primarily to the acquisition of PGP in August of 2020 as well as to the opening of new markets in the U.S.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $5,243,707 compared to $5,430,688 for the comparable prior-year period, representing a decrease of $186,981, or 3.4%. This decrease was primarily attributable to a decrease in legal fees due to decreased legal fees associated with the Triangulum Lawsuit. For the six months ended June 30, 2021, the Company incurred $329,646 in legal expenses associated with the Triangulum Lawsuit as compared to $653,356 for the six months ended June 30, 2020. This decrease was offset by an increase in expenses directly related to increased revenue (royalty expenses, regulatory licensing fees, taxes and repairs and maintenance).

Research and development expenses for the six months ended June 30, 2021 were $248,560, compared to $294,252 for the comparable prior-year period, representing a decrease of $45,692, or 15.5%. This decrease was primarily due to the Company no longer using certain third-party research and development firms and consultants.

Share-based compensation expenses for the six months ended June 30, 2021 were $758,084, as compared to $334,265 for the comparable prior-year period, representing an increase of $423,819, or 126.8%. This increase was due to the quarterly restricted shares granted to our Board members being issued at a higher stock price than the comparable prior-year period. The increase was also due to increased amortization related to restricted shares being issued to two employees and a contractor of the Company in November 2020 and February 2021.

As a result of the changes described above, income from operations increased $3,165,263 or 170.6% to $1,310,343 for the six months ended June 30, 2021, compared to a loss of $1,854,920 for the comparable prior-year period.

Total interest expense decreased $23,789, or 6.9%, to $321,052 for the six months ended June 30, 2021, compared to $344,841 for the comparable prior-year period. The decrease was mainly attributable to lower interest expense on the Term Loan due to lower balances and lower interest rates.

Share redemption consideration was $390,964 in 2021 compared to $390,964 in 2020. The share redemption consideration is related to the Triangulum Redemption Consideration Obligation.

Income tax provision was $28,186 for the six months ended June 30, 2021, compared to income tax benefit of $626,515 for the comparable prior-year period. The increase in expense is primarily a result of improved business conditions in the current period following the COVID-19 pandemic as well as the foreign rate differential, Subpart F inclusion, changes in valuation allowance and favorable discrete items related to excess tax benefits from stock-based compensation.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, income taxes, depreciation, amortization, share based compensation, foreign currency exchange loss (gain), change in fair value of interest rate swap liability and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2021	2020	2021	2020
Net income (loss)	$550,455	$(2,206,582)	$639,192	$(2,089,979)
Interest expense	140,142	177,170	321,052	344,841
Share redemption consideration	195,482	195,482	390,964	390,964
Interest income	(388)	(2,126)	(771)	(23,900)
Depreciation and amortization	720,488	454,485	1,437,742	924,291
Share-based compensation	441,444	176,669	758,084	334,265
Foreign currency exchange (gain) loss	(11,355)	(11,302)	(2,271)	115,989
Change in fair value of interest rate swap liability	(16,187)	(42,483)	(66,009)	33,680
(Benefit) provision for income taxes	47,136	(662,477)	28,186	(626,515)
Severance expense	—	20,801	3,750	23,301
Special project expense(1)	80,210	480,085	329,646	653,356
Adjusted EBITDA	$2,147,427	$(1,420,278)	$3,839,565	$80,293

(1)	Includes expenses associated with the Triangulum lawsuit.

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

As of June 30, 2021, we had total current assets of $13,176,506 and total assets of $31,007,771. This compares to $11,562,833 and $30,574,594, respectively, as of December 31, 2020. The increase in total current assets and total assets as of June 30, 2021 was primarily due to an increase in the accounts receivable balance, resulting from higher billings and lower collections directly related to the COVID-19 crisis. The increase in total assets was offset by monthly amortization on the Company’s long-term other intangible assets.

Our total current liabilities as of June 30, 2021 increased to $5,170,131 from $4,247,794 as of December 31, 2020, primarily due to the Company accruing for 2021 employee bonuses and an increase in accrued royalties in our online gaming business. Also, the Revolving Loan was reclassed from long-term to short-term in April 2021.

Despite the continuing effects of the COVID-19 crisis, our business was profitable and cash-flow positive in Q2 2021. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as the come due.

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

Our operating activities provided cash of $1,009,660 for the six months ended June 30, 2021, compared to cash used of ($984,462) for the comparable prior period. The increase in operating cash flow was primarily due to higher net income for the period as a result of the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. This increase was partially offset by changes in operating assets and liabilities such as Accounts Receivable, Accrued Expenses and Revenue Contract Liability, as a result of the COVID-19 crisis.

Investing activities used cash of ($90,763) for the six months ended June 30, 2021, compared to cash used of ($22,480) for the comparable prior period. This was primarily due to an increase in expenditures for software and property and equipment in Q2 2021.

Cash used in financing activities during the six months ended June 30, 2021 was ($1,101,900). This compares to $1,038,273 cash provided by financing activities for the comparable prior period. This was due to a $1,000,000 draw on our Revolving Loan in March 2020 and $835,300 from the Paycheck Protection Program Loan in April 2020, both being included in prior year numbers.

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

Off-balance sheet arrangements. As of June 30, 2021, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021 our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2021, we issued an aggregate of 55,000 restricted shares of our common stock valued at $200,750 to Messrs. Lipparelli, Isaacs, Waters, and Zender, in consideration of their service on the Board during the three months ended June 30, 2021. These shares vested immediately on the grant date. An additional 80,000 restricted shares of our common stock valued at $181,600 were issued to Mr. Cravens on February 17, 2021. These shares were granted in consideration of the individual’s service to the Company. These shares vest on November 12, 2021. In each of the transactions listed above, the securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

Galaxy Gaming, Inc.

Date:	August 13, 2021

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 13, 2021

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)