Form 10-Q
period 2021-09-30
Galaxy Gaming, Inc.
filed 2021-11-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.          ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,354,804 common shares as of November 9, 2021.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2021	December 31, 2020
Current assets:	(Unaudited)
Cash and cash equivalents	$7,401,870	$5,993,388
Accounts receivable, net of allowance of $244,810 and $145,000, respectively	4,767,656	2,493,254
Inventory	748,237	668,525
Income tax receivable	1,540,950	1,229,795
Prepaid expenses	631,772	1,167,068
Other current assets	148,535	10,803
Total current assets	15,239,020	11,562,833
Property and equipment, net	117,005	116,724
Operating lease right-of-use assets	1,225,692	1,367,821
Assets deployed at client locations, net	301,206	232,156
Goodwill	1,091,000	1,091,000
Other intangible assets, net	14,180,964	16,086,896
Other assets	229,793	117,164
Total assets	$32,384,680	$30,574,594
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$405,789	$467,792
Accrued expenses	2,501,084	1,333,032
Revenue contract liability	43,750	29,167
Current portion of long-term debt	2,607,913	2,222,392
Current portion of operating lease liabilities	222,968	195,411
Total current liabilities	5,781,504	4,247,794
Long-term operating lease liabilities	1,075,560	1,215,680
Long-term liabilities, net	47,607,272	49,691,184
Interest rate swap liability	—	66,009
Deferred tax liabilities, net	150,892	150,892
Total liabilities	54,615,228	55,371,559
Commitments and Contingencies (See Note 11)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 22,299,804 and 21,970,638 shares issued and outstanding, respectively	22,300	21,971
Additional paid-in capital	11,990,912	10,798,536
Accumulated deficit	(34,141,735)	(35,655,163)
Accumulated other comprehensive (loss) income	(102,025)	37,691
Total stockholders’ deficit	(22,230,548)	(24,796,965)
Total liabilities and stockholders’ deficit	$32,384,680	$30,574,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Licensing fees	$5,281,788	$1,797,833	$14,314,127	$6,956,122
Total revenue	$5,281,788	$1,797,833	$14,314,127	$6,956,122
Costs and expenses:
Cost of ancillary products and assembled components	26,310	11,142	60,212	40,855
Selling, general and administrative	2,740,328	1,833,723	7,984,035	7,264,410
Research and development	156,768	97,081	405,327	391,333
Depreciation and amortization	722,475	575,637	2,160,217	1,499,927
Share-based compensation	449,564	178,553	1,207,649	512,818
Total costs and expenses	4,095,445	2,696,136	11,817,440	9,709,343
Income (loss) from operations	1,186,343	(898,303)	2,496,687	(2,753,221)
Other income (expense):
Interest income	392	1,412	1,163	25,313
Interest expense	(129,422)	(162,082)	(450,474)	(506,922)
Share redemption consideration	(195,482)	(195,482)	(586,446)	(586,446)
Foreign currency exchange (loss) gain	(33,781)	20,014	(31,511)	(95,976)
Change in fair value of interest rate swap liability	—	55,330	66,009	21,650
Other non-recurring income	25,000	15,320	25,000	15,320
Total other expense, net	(333,293)	(265,488)	(976,259)	(1,127,061)
Income (loss) before benefit (provision) for income taxes	853,050	(1,163,791)	1,520,428	(3,880,282)
Benefit (provision) for income taxes	21,186	(133,708)	(7,000)	492,807
Net income (loss)	874,236	(1,297,499)	1,513,428	(3,387,475)
Foreign currency translation adjustment	(81,716)	—	(139,716)	—
Comprehensive income (loss)	$792,520	$(1,297,499)	$1,373,712	$(3,387,475)

Net income (loss) per share:
Basic	$0.04	$(0.07)	$0.07	$(0.18)
Diluted	$0.04	$(0.07)	$0.07	$(0.18)

Weighted-average shares outstanding:
Basic	20,410,950	19,745,525	20,315,730	18,675,769
Diluted	22,364,694	19,745,525	22,080,338	18,675,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2020	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)
Net income	—	—	—	88,737	—	88,737
Foreign currency translation loss	—	—	—	—	(79,207)	(79,207)
Stock options exercised	50,000	50	10,949	—	—	10,999
Share-based compensation	55,000	55	316,585	—	—	316,640
Balance, March 31, 2021	22,075,638	22,076	11,126,070	(35,566,426)	(41,516)	(24,459,796)
Net income	—	—	—	550,455	—	550,455
Foreign currency translation gain	—	—	—	—	21,207	21,207
Stock options exercised	50,000	50	15,451	—	—	15,501
Share-based compensation	55,000	55	441,389	—	—	441,444
Balance, June 30, 2021	22,180,638	$22,181	$11,582,910	$(35,015,971)	$(20,309)	$(23,431,189)
Net income	—	—	—	874,236	—	874,236
Foreign currency translation loss	—	—	—	—	(81,716)	(81,716)
Stock options exercised	119,166	119	62,697	—	—	62,816
Share-based compensation	—	—	345,305	—	—	345,305
Balance, September 30, 2021	22,299,804	$22,300	$11,990,912	$(34,141,735)	$(102,025)	$(22,230,548)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2019	18,017,944	$18,018	$5,795,636	$(33,446,276)	$—	$(27,632,622)
Net income	—	—	—	116,605	—	116,605
Stock options exercised	25,000	25	7,475	—	—	7,500
Share-based compensation	63,333	63	157,533	—	—	157,596
Balance, March 31, 2020	18,106,277	$18,106	$5,960,644	$(33,329,671)	$—	$(27,350,921)
Net loss	—	—	—	(2,206,582)	—	(2,206,582)
Stock options exercised	150,000	150	30,113	—	—	30,263
Share-based compensation	80,000	80	176,589	—	—	176,669
Balance, June 30, 2020	18,336,277	$18,336	$6,167,346	$(35,536,253)	$—	$(29,350,571)
Shares issued in connection with PGP asset acquisition	3,141,361	3,141	3,986,387	—	—	3,989,528
Net loss	—	—	—	(1,297,499)	—	(1,297,499)
Foreign currency translation loss	—	—	—	—	(19,084)	(19,084)
Stock options exercised	50,000	50	11,950	—	—	12,000
Share-based compensation	55,000	55	178,498	—	—	178,553
Balance, September 30, 2020	21,582,638	$21,582	$10,344,181	$(36,833,752)	$(19,084)	$(26,487,073)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$1,513,428	$(3,387,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,160,217	1,499,927
Amortization of right-of-use assets	170,733	207,378
Amortization of debt issuance costs and debt discount	47,939	26,935
Bad debt expense	233,160	166,002
Gain on sale of property and equipment	(25,000)	—
Change in fair value of interest rate swap liability	(66,009)	(21,650)
Deferred income tax benefit	—	(492,807)
Share-based compensation	1,207,649	512,818
Unrealized foreign exchange loss	33,166	84,757
Changes in operating assets and liabilities:
Accounts receivable	(2,615,929)	1,333,515
Inventory	(293,360)	(123,359)
Income tax receivable/payable	(311,155)	(14,379)
Prepaid expenses and other current assets	394,457	54,953
Other assets	(112,629)	—
Accounts payable	(59,173)	552,166
Accrued expenses	1,069,409	(698,380)
Revenue contract liability	14,583	(707,171)
Operating lease liabilities	(141,167)	(254,363)
Net cash provided by (used in) operating activities	3,220,319	(1,261,133)
Cash flows from investing activities:
Investment in intangible assets	(49,900)	—
Proceeds from sale of property and equipment	25,000	—
Acquisition of PGP assets, net of cash acquired	—	(6,266,335)
Acquisition of property and equipment	(60,069)	(38,712)
Net cash used in investing activities	(84,969)	(6,305,047)
Cash flows from financing activities:
Proceeds from draw on revolving loan	—	1,000,000
Proceeds from Paycheck Protection Program	—	835,300
Payments of debt issuance costs	(46,117)	—
Proceeds from stock option exercises	89,315	49,750
Principal payments on long-term debt	(1,697,380)	(1,264,322)
Net cash (used in) provided by financing activities	(1,654,182)	620,728
Effect of exchange rate changes on cash	(72,686)	(72,340)
Net increase (decrease) in cash and cash equivalents	1,408,482	(7,017,792)
Cash and cash equivalents – beginning of period	5,993,388	9,686,698
Cash and cash equivalents – end of period	$7,401,870	$2,668,906
Supplemental cash flow information:
Cash paid for interest	$300,026	$462,959
Cash paid for income taxes	$338,447	$77,465
Supplemental schedule of non-cash activities:
Shares issued in connection with PGP asset acquisition	$—	$3,989,528
Right-of-use assets obtained in exchange for lease liabilities	$28,604	$1,383,052
Inventory transferred to assets deployed at client locations	$213,648	$27,668

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

Membership Interest Purchase Agreement. On August 21, 2020, the Company completed the acquisition of 100% of the member interests in Progressive Games Partners LLC (“PGP”). The entirety of the purchase price ($10,414,528) and transaction-related costs ($127,586) were allocated to customer relationships and are included in Other intangible assets, net, on the Company’s condensed consolidated balance sheets. The cash portion of the purchase price was $6,425,000, and the balance of the purchase price was satisfied through the issuance of 3,141,361 shares of the Company’s common stock with a value of $1.27 per share on the date of the acquisition. The shares issued are being held in escrow pending the performance of the assets acquired during the twelve months following the acquisition. See Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “2020 10-K”) for further details. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. In May 2021, the balance owed to the sellers of PGP was settled in full.

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

Disruptions of the COVID-19 crisis continue to impact our results of operations. A significant portion of the Company’s land-based customers have reopened at limited capacity after the restrictions due to the COVID-19 crisis were lifted. However, some customers have been required to close again due to local regulations and conditions, and some customers will remain closed through the remainder of 2021.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the SEC. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented.

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

Other intangible assets (Note 7) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three months ended September 30, 2021.

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

Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the condensed consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 9).

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

Other significant accounting policies. See Note 2 in Item 8 “Financial Statements and Supplementary Financial Information” included in our 2020 10-K.

Recently adopted accounting standards. Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued Accounting Standard (“ASU”) Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance is effective for the first quarter of 2021 on a prospective basis. We have adopted the new standard effective January 1, 2021, and its adoption does not have a material impact on our consolidated financial statements.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America and Caribbean	$2,476,619	$971,147	$7,394,096	$4,262,408
Europe, Middle East and Africa	2,805,169	826,686	6,920,031	2,693,714
Total revenue	$5,281,788	$1,797,833	$14,314,127	$6,956,122

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $942,159 and $502,860 for the periods ended September 30, 2021 and December 31, 2020, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following at:

	September 30,	December 31,
	2021	2020
Raw materials and component parts	$397,008	$300,244
Finished goods	351,229	368,281
Inventory, net	$748,237	$668,525

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	171,672	215,127
Office and computer equipment	389,628	332,544
Leasehold improvements	35,531	32,547
Property and equipment, gross	909,470	892,857
Less: accumulated depreciation	(792,465)	(776,133)
Property and equipment, net	$117,005	$116,724

For the three months ended September 30, 2021 and 2020, depreciation expense related to property and equipment was $17,570 and $22,153, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense related to property and equipment was $59,788 and $67,469, respectively.

NOTE 6. ASSETS DEPLOYED AT CLIENT LOCATIONS

Assets deployed at client locations, net, consisted of the following at:

	September 30,	December 31,
	2021	2020
Enhanced table systems	$1,056,869	$890,560
Less: accumulated depreciation	(755,663)	(658,404)
Assets deployed at client locations, net	$301,206	$232,156

For the three months ended September 30, 2021 and 2020, depreciation expense related to assets deployed at client locations was $51,575 and $51,778, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense related to assets deployed at client locations was $144,598 and $174,334, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2021	2020
Patents	$13,507,997	$13,507,997
Customer relationships	13,942,115	13,942,115
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Software	233,314	183,415
Other intangible assets, gross	31,224,393	31,174,494
Less: accumulated amortization	(17,043,429)	(15,087,598)
Other intangible assets, net	$14,180,964	$16,086,896

For the three months ended September 30, 2021 and 2020, amortization expense related to other intangible assets was $653,330 and $501,706, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense related to other intangible assets was $1,955,832 and $1,258,124, respectively.

Estimated future amortization expense is as follows:

Twelve Months Ending September 30,	Total
2022	$2,601,469
2023	1,448,320
2024	1,437,093
2025	1,424,276
2026	1,424,276
Thereafter	5,845,530
Total amortization	$14,180,964

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30,	December 31,
	2021	2020
Share redemption consideration	$315,294	$510,776
Commissions and royalties	869,068	398,096
Payroll and related	931,393	173,487
Interest	144,727	95,879
Income tax payable	3,003	42,218
Other	237,599	112,576
Total accrued expenses	$2,501,084	$1,333,032

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

On September 21, 2021, we executed a third amendment to one of our satellite facilities to amend the lease expiration date from December 31, 2021 to December 31, 2023, with monthly base rents of $1,025 from January 1, 2022 to December 31, 2023. As a result of the amendment, we recorded a $23,293 increase to operating lease right-of-use assets and operating lease liabilities.

As of September 30, 2021, our leases have remaining lease terms ranging from three months to 63 months.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2021
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,225,692

Operating lease current liabilities	$222,968	Current portion of operating lease liabilities

Operating lease long-term liabilities	1,075,560	Long-term operating lease liabilities

Total operating lease liabilities	$1,298,528

Weighted-average remaining lease term:
Operating leases	5.1 years

Weighted-average discount rate:
Operating leases	4.2%

The components of lease expense are as follows:

	Three Months Ended September 30, 2021
	Amount	Classification
Operating lease cost	$70,755	Selling, general and administrative expense

	Nine Months Ended September 30, 2021
	Amount	Classification
Operating lease cost	$211,366	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2021
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$183,301	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$28,604	Supplemental cash flow information

As of September 30, 2021, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending September 30,	Amount
2022	$222,968
2023	229,705
2024	238,179
2025	255,707
2026	277,812
Thereafter	74,157
Total lease liabilities	$1,298,528

NOTE 10. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	September 30,	December 31,
	2021	2020
Nevada State Bank credit agreement	$7,251,800	$8,413,184
Main Street Priority Loan	4,000,000	4,000,000
Redemption Consideration Obligation	39,096,401	39,096,401
Vehicle notes payable	5,813	22,614
Insurance notes payable	—	519,194
Long-term liabilities, gross	50,354,014	52,051,393
Less: Unamortized debt issuance costs	(138,829)	(137,817)
Long-term liabilities, net of debt issuance costs	50,215,185	51,913,576
Less: Current portion	(2,607,913)	(2,222,392)
Long-term liabilities, net	$47,607,272	$49,691,184

Share Redemption Consideration Obligation. On May 6, 2019, we issued a promissory note in the face amount of $39,096,401 to Triangulum in connection with the share redemption disclosed in Note 1. In the litigation that followed the share redemption (Note 11), Triangulum is disputing, among other things, the validity of the note and has not accepted its terms. Because Triangulum disputes the promissory note issued by the Company and its terms, the promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months. We may repay the Redemption Consideration Obligation at any time but no later than May 6, 2029; however, there can be no assurance that Triangulum will accept such payments. Additional share redemption consideration is being accrued at 2% on the Redemption Consideration Obligation. We paid the first and second annual payments in the amounts of $781,928 on May 5, 2020 and May 6, 2021. Both payments were accepted by Triangulum. The Redemption Consideration Obligation is unsecured and is subordinated to our existing and future indebtedness. On October 7, 2021, Galaxy announced that it had entered into a Settlement Agreement with Triangulum and Robert Saucier. The Settlement Agreement is contingent upon payment to Triangulum in the amount of $39,096,401, plus accrued and unpaid interest at a rate of 2% per annum from May 6, 2021, until the date of payment. Upon payment, the Share Redemption Consideration Obligation will be extinguished.

Nevada State Bank (“NSB”) Credit Agreement. The Company is party to a Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”). The Credit Agreement provides for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000. On March 12, 2020, the Company drew down $1,000,000 on the Revolving Loan component of the Credit Agreement. At September 30, 2021, the principal amount outstanding under the Term Loan component of the Credit Agreement was $6,251,800, bringing the total amount outstanding under the Credit Agreement at September 30, 2021, to $7,251,800.

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

The A&R Credit Agreement contains affirmative and negative financial covenants (as defined in the A&R Credit Agreement) and other restrictions customary for borrowings of this nature. In particular, we are required to maintain (i) a quarterly minimum Fixed Charge Coverage ratio of 1.25x; (ii) a quarterly maximum Total Leverage ratio of 22.50x for the quarter ending March 31, 2021, 10.00x for quarter ending June 30, 2021, 6.50x for the quarter ending September 30, 2021 with semi-annual step-downs of 0.25x commencing December 31, 2021 and quarterly thereafter; (iii) a quarterly maximum Senior Leverage ratio of 5.25x for the quarter ending March 31, 2021, 2.50x for the quarter ending June 30, 2021 and 2.00x quarterly thereafter; (iv) a quarterly Minimum EBITDA covenant of $2.4 million for each of the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021 and $8.0 million quarterly thereafter; (v) a quarterly Minimum Liquidity covenant requiring the Company to have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021 and $2.5 million quarterly thereafter; and (vi) a yearly maximum Maintenance Capital Expenditure covenant of 5% of total revenues for the prior year. The Company was in compliance with its Fixed Charge Coverage ratio, Senior Leverage ratio, Total Leverage ratio and Minimum Liquidity covenants as of June 30, 2021. However, the Company was not in compliance with its Minimum EBITDA covenant as of June 30, 2021. On May 13, 2021, the Company and NSB entered into a Forbearance to the A&R Credit Agreement, in which NSB agreed to forbear from exercising any of its rights or remedies that would result from the potential breaches of the Minimum EBITDA and Total Leverage ratio covenant for the quarters ending June 30, 2021 and September 30, 2021. The Company was in compliance with its Fixed Charge Coverage ratio, Senior Leverage ratio, Minimum EBITDA and Minimum Liquidity covenants as of September 30, 2021. However, the Company was not in compliance with its Total Leverage ratio as of September 30, 2021. On May 13, 2021, the Company and NSB entered into a Forbearance to the A&R Credit Agreement, in which NSB agreed to forbear from exercising any of its rights or remedies that would result from the potential breaches of the Minimum EBITDA and Total Leverage ratio covenant for the quarters ending June 30, 2021 and September 30, 2021.

The obligations under the A&R Credit Agreement are secured by substantially all of the assets of the Company. The Company’s wholly owned subsidiary, PGP, is also a guarantor of the A&R Credit Agreement and related agreements.

Main Street Priority Loan Borrowings. On October 26, 2020, the Company obtained an unsecured loan of $4,000,000 through Zions Bancorporation, N.A. dba Nevada State Bank under section 13(3) of the Federal Reserve Act.

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

As of September 30, 2021, future maturities of our long-term liabilities are as follows:

Twelve Months Ending September 30,	Total
2022	$2,607,913
2023	4,649,700
2024	600,000
2025	600,000
2026	2,800,000
Thereafter	39,096,401
Long-term liabilities, gross	$50,354,014

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. We do not believe the loss of any single customer would materially impact our operating results, as our licenses are within well-established markets. For the nine months ended September 30, 2021 and 2020, respectively, we had the following client revenue concentrations:

	Location	Nine Months Ended September 30, 2021 Revenue (a)	Nine Months Ended September 30, 2020 Revenue	Accounts Receivable September 30, 2021	Accounts Receivable December 31, 2020
Client A	Europe	27.1%	17.0%	$433,864	$348,781
Client B	North America	10.3%	8.6%	$444,961	$400,663

(a)	Concentrations are exaggerated in the nine months ended September 30, 2021, since Clients A and B were not affected by the closures of casinos in the U.K. that affected the business overall.

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

On December 18, 2020, Saucier filed a separate lawsuit in Nevada district court (which was served on January 21, 2021), alleging breach of contract related to his demand for indemnity from the Company (the “Indemnity Lawsuit”). Similar to the Company’s position in the Advancement Lawsuit discussed above, the Company denies that he is entitled to indemnity and moved to dismiss the action on February 16, 2021. The Company filed a Motion to Reassign the case to the Judge presiding over the Triangulum Lawsuit and the Advancement Lawsuit. On February 18, 2021, the Company’s Motion to Reassign was granted. On February 16, 2021, the Company filed a Motion to Dismiss the Indemnity Lawsuit. The Company’s Motion to Dismiss was denied on April 19, 2021. The Company filed its Answer to the Indemnity Lawsuit.

As mentioned above, discovery in the Triangulum Lawsuit has been stayed as a result of the Company’s appeal of the Anti-SLAPP motion decision to the Nevada Supreme Court. As such, the previously set April 2021 trial date cannot proceed until the discovery stay is lifted and after additional discovery proceeds.

On October 7, 2021, the Company announced that it had entered into a Settlement Agreement with Triangulum and Robert Saucier. The Settlement Agreement is contingent upon payment to Triangulum in the amount of $39,096,401, plus accrued and unpaid interest at a rate of two percent (2%) from May 6, 2021 until the date of payment. In connection with the Settlement Agreement, the parties submitted joint stipulations to stay all matters in the litigation, including appeals. The courts entered orders effectively staying the matters until the matters have been dismissed or until January 7, 2022, at which time the parties will file case status reports. The Company is in discussions with parties to raise the capital needed to pay the settlement amount by December 31, 2021. If the Company does not make the payment by December 31, 2021, the Settlement Agreement will expire unless extended by the consent of all parties.

In September 2018, we were served with a complaint by TableMax Corporation (“TMAX”) regarding an Operation and License Agreement executed between TMax and Galaxy in February 2011 (the “TMAX Agreement”). We filed an answer denying the allegations and filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. The suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019.  The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020, TMAX filed an Amended Complaint against the Company and other Co-Defendants. The Company filed a Motion To Enforce Settlement Or, In The Alternative, Motion To Dismiss And/Or For Summary Judgement and Request For Sanctions, on April 30, 2021. On June 22, 2021, the Company’s Motion to Dismiss was granted, with prejudice to the right of TMAX to file an amended complaint. The Company considers the matter closed.

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

Royalty Agreements. Certain of the Company’s licensing contracts include an initial one-time payment and future royalty payments dependent upon future sales.

NOTE 12. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2021 was 10.4%, as compared to 12.0% at September 30, 2020. This decrease was primarily due to excess tax benefits from stock-based compensation, utilization of tax credits, foreign rate differential, Subpart F inclusion and a change in valuation allowance as a result of changes in estimates of current-year ordinary income considered in determining the forecasted AETR.

For the nine months ended September 30, 2021 and 2020, our effective tax rate (“ETR”) was 0.5% and 12.7%, respectively. The decrease in the ETR for the nine months ended September 30, 2021 is a result of favorable discrete items related to excess tax benefits from stock-based compensation that were greater than the previous comparable period.

NOTE 13. SHARE-BASED COMPENSATION

Stock Options

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of September 30, 2021, a total of 7,550,750 shares of our common stock were authorized for issuance. As of September 30, 2021, 933,701 shares remained available for issuance as new awards under the 2014 Plan.

During the nine months ended September 30, 2021 and 2020, we issued 90,000 and 465,000 options to purchase our common stock, respectively, to members of our Board, executive officers, employees and independent contractors. The fair value of all stock options granted for the nine months ended September 30, 2021 and 2020 was determined to be $162,252 and $435,639, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued Nine Months Ended September 30, 2021	Options Issued Nine Months Ended September 30, 2020
Dividend yield	0%	0%
Expected volatility	61.12% - 68.74%	70.98% - 76.97%
Risk-free interest rate	0.48% - 0.98%	0.27% - 1.39%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2020	2,982,000	$1.08	$2,101,780	2.35
Issued	90,000	3.38	—	—
Exercised	(219,166)	0.41	(740,953)	—
Forfeited or expired	(42,000)	1.04	—	—
Outstanding – September 30, 2021	2,810,834	$1.20	$8,793,377	1.83
Exercisable – September 30, 2021	2,095,833	$1.00	$6,980,567	1.34

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2020	845,000	$1.55	$197,608	3.83
Granted	90,000	3.38	—	—
Vested	(178,333)	1.59	—	—
Forfeited	(41,666)	1.04	—	—
Unvested – September 30, 2021	715,001	$1.79	$1,812,810	3.27

As of September 30, 2021, our unrecognized share-based compensation expense associated with the stock options issued was $470,548, which will be amortized over a weighted-average period of 1.93 years.

Restricted Awards

During the nine months ended September 30, 2021, we issued an aggregate of 110,000 restricted shares of our common stock valued at $360,250 to our Board members in consideration of their service on the Board. These shares vested immediately on the grant date. An additional 80,000 restricted shares of our common stock valued at $181,600 were issued to an employee of the Company on February 17, 2021. These shares were granted in consideration of the individual’s service to the Company. These shares vest on November 11, 2021. As of September 30, 2021, there were 2,291,133 restricted shares outstanding. Of the restricted shares outstanding, 235,000 restricted shares were unvested.

NOTE 14. SUBSEQUENT EVENTS

On October 7, 2021, the Company announced that it had entered into a Settlement Agreement with Triangulum and Robert Saucier. The Settlement Agreement is contingent upon payment to Triangulum in the amount of $39,096,401, plus accrued and unpaid interest at a rate of two percent (2%) from May 6, 2021 until the date of payment. In connection with the Settlement Agreement, the parties submitted joint stipulations to stay all matters in the litigation, including appeals. The courts entered orders effectively staying the matters until the matters have been dismissed or until January 7, 2022, at which time the parties will file case status reports.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2021 and 2020. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2020 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended September 30, 2021 and 2020. For the three months ended September 30, 2021, we generated gross revenues of $5,281,788 compared to $1,797,833 for the comparable prior-year period, representing an increase of $3,483,955, or 193.8%. This increase was directly attributable to the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, our online gaming revenues increased significantly due primarily to the acquisition of PGP in August of 2020 as well as to the opening of new markets in the U.S.

Selling, general and administrative expenses for the three months ended September 30, 2021 were $2,740,328 compared to $1,833,723 for the comparable prior-year period, representing an increase of $906,605, or 49.4%. This increase was due to higher internal labor and related expenses (base salary, payroll-related taxes, bonus accrual and travel). Also, higher insurance payments related to the financed D&O policy contributed to the higher current period expenses. This increase was offset by a decrease in legal fees related to the Triangulum Lawsuit and overall general business. In Q3 2021, the Company incurred $95,894 in legal expenses associated with the Triangulum Lawsuit as compared to $183,059 for the comparable prior-year period.

Research and development expenses for the three months ended September 30, 2021 were $156,768, compared to $97,081 for the comparable prior-year period, representing an increase of $59,687, or 61.5%. This increase was primarily due to higher internal labor and related expenses (base salary, payroll-related taxes, commissions and bonus accrual).

Share-based compensation expenses for the three months ended September 30, 2021 were $449,564, as compared to $178,553 for the comparable prior-year period, representing an increase of $271,011, or 151.8%. This increase was due to the quarterly restricted shares granted to our Board members being issued at a higher stock price than the comparable prior-year period. The increase was also due to increased amortization related to restricted shares being issued to two employees and a contractor of the Company in November 2020 and February 2021.

As a result of the changes described above, income from operations increased $2,084,646 or 232.1% to $1,186,343 for the three months ended September 30, 2021, compared to a loss of ($898,303) for the comparable prior-year period.

Total interest expense decreased $32,660, or 20.2%, to $129,422 for the three months ended September 30, 2021, compared to $162,082 for the comparable prior-year period. The decrease was mainly attributable to lower interest expense on the Term Loan due to lower balances and lower interest rates.

Share redemption consideration was $195,482 in 2021 compared to $195,482 in 2020. The share redemption consideration is related to the Triangulum Redemption Consideration Obligation.

Income tax benefit was ($21,186) for the three months ended September 30, 2021, compared to income tax expense of $133,708 for the comparable prior-year period. The decrease in expense is primarily a result of favorable discrete items related to excess tax benefits from stock-based compensation.

Results of operations for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, we generated gross revenues of $14,314,127 compared to $6,956,122 for the comparable prior-year period, representing an increase of $7,358,005, or 105.8%. This increase was directly attributable to the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, our online gaming revenues increased significantly due primarily to the acquisition of PGP in August of 2020 as well as to the opening of new markets in the U.S.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $7,984,035 compared to $7,264,410 for the comparable prior-year period, representing an increase of $719,625, or 9.9%. This increase was due to higher insurance payments related to the financed D&O policy and higher accounting and consulting fees. These increases were offset by a decrease in legal fees related to the Triangulum Lawsuit and overall general business. For the nine months ended September 30, 2021, the Company incurred $425,540 in legal expenses associated with the Triangulum Lawsuit as compared to $836,415 for the nine months ended September 30, 2020.

Research and development expenses for the nine months ended September 30, 2021 were $405,327, compared to $391,333 for the comparable prior-year period, representing an increase of $13,994, or 3.6%. This increase was primarily due to higher internal labor and related expenses (base salary, payroll-related taxes and bonus expense).

Share-based compensation expenses for the nine months ended September 30, 2021 were $1,207,649, as compared to $512,818 for the comparable prior-year period, representing an increase of $694,831, or 135.5%. This increase was due to the quarterly restricted shares granted to our Board members being issued at a higher stock price than the comparable prior-year period. The increase was also due to increased amortization related to restricted shares being issued to two employees and a contractor of the Company in November 2020 and February 2021.

As a result of the changes described above, income from operations increased $5,249,908 or 190.7% to $2,496,687 for the nine months ended September 30, 2021, compared to a loss of $2,753,221 for the comparable prior-year period.

Total interest expense decreased $56,448, or 11.1%, to $450,474 for the nine months ended September 30, 2021, compared to $506,922 for the comparable prior-year period. The decrease was mainly attributable to lower interest expense on the Term Loan due to lower balances and lower interest rates.

Share redemption consideration was $586,446 in 2021 compared to $586,446 in 2020. The share redemption consideration is related to the Triangulum Redemption Consideration Obligation.

Income tax expense was $7,000 for the nine months ended September 30, 2021, compared to income tax benefit of ($492,807) for the comparable prior-year period. The increase in expense is primarily a result of improved business conditions in the current period following the COVID-19 pandemic as well as favorable discrete items related to excess tax benefits from stock-based compensation.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, income taxes, depreciation, amortization, share-based compensation, foreign currency exchange loss (gain), change in fair value of interest rate swap liability and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2021	2020	2021	2020
Net income (loss)	$874,236	$(1,297,499)	$1,513,428	$(3,387,475)
Interest expense	129,422	162,082	450,474	506,922
Share redemption consideration	195,482	195,482	586,446	586,446
Interest income	(392)	(1,412)	(1,163)	(25,313)
Depreciation and amortization	722,475	575,637	2,160,217	1,499,927
Share-based compensation	449,564	178,553	1,207,649	512,818
Foreign currency exchange loss (gain)	33,781	(20,014)	31,511	95,976
Change in fair value of interest rate swap liability	—	(55,330)	(66,009)	(21,650)
(Benefit) provision for income taxes	(21,186)	133,708	7,000	(492,807)
Other non-recurring income	(25,000)	(15,320)	(25,000)	(15,320)
Severance expense	8,846	(3,243)	12,596	20,058
Special project expense(1)	95,894	183,059	425,540	836,415
Adjusted EBITDA	$2,463,122	$35,703	$6,302,689	$115,997

(1)	Includes expenses associated with the Triangulum lawsuit.

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

As of September 30, 2021, we had total current assets of $15,239,020 and total assets of $32,384,680. This compares to $11,562,833 and $30,574,594, respectively, as of December 31, 2020. The increase in total current assets and total assets as of September 30, 2021 was primarily due to an increase in the accounts receivable balance, resulting from higher billings and lower collections directly related to the COVID-19 crisis. The increase in total assets was offset by monthly amortization on the Company’s long-term other intangible assets.

Our total current liabilities as of September 30, 2021 increased to $5,781,504 from $4,247,794 as of December 31, 2020, primarily due to the Company accruing for 2021 employee bonuses and an increase in accrued royalties in our online gaming business. Also, the Revolving Loan was reclassed from long-term to short-term in April 2021. These increases were offset by a decrease in the notes payable balance, as the final payment on the financed D&O insurance policy was made in September 2021.

Despite the continuing effects of the COVID-19 crisis, our business was profitable and cash-flow positive in Q3 2021. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as the come due.

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

Our operating activities provided cash of $3,220,319 for the nine months ended September 30, 2021, compared to cash used of ($1,261,133) for the comparable prior period. The increase in operating cash flow was primarily due to higher net income for the period as a result of the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, higher depreciation and amortization and share-based compensation contributed to the higher operating cash flow. These increases were partially offset by changes in operating assets and liabilities such as Accounts Receivable, Accounts Payable, Accrued Expenses and Revenue Contract Liability.

Investing activities used cash of ($84,969) for the nine months ended September 30, 2021, compared to cash used of ($6,305,047) for the comparable prior period. This decrease was primarily due to the acquisition of PGP in August 2020.

Cash used in financing activities during the nine months ended September 30, 2021 was ($1,654,182). This compares to $620,728 cash provided by financing activities for the comparable prior period. This was due to a $1,000,000 draw on our Revolving Loan in March 2020 and $835,300 from the Paycheck Protection Program Loan in April 2020, both being included in prior year numbers. Also, principal payments in the current year were higher than prior year due to an increase in the financed payments on the Company’s D&O insurance policy.

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

Long-term liabilities. The Company issued a promissory note in the face amount of $39,096,401 to Triangulum on May 6, 2019 in connection with the share redemption disclosed in Note 1. The promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term. The Company has the ability but is not required to refinance and settle the litigation.

Off-balance sheet arrangements. As of September 30, 2021, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 11 above and to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2020 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2021, 80,000 restricted shares of our common stock valued at $181,600 were issued to Mr. Cravens. These shares were granted in consideration of the individual’s service to the Company. These shares vest on November 11, 2021. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder. There were no restricted shares issued to the Board in consideration of their service on the Board for the three months ended September 30, 2021.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.2	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.3	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 7, 2021

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 15, 2021

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 15, 2021

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)