Form 10-K
period 2021-12-31
Galaxy Gaming, Inc.
filed 2022-03-31
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the issuer has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter. $70,923,698.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,718,968 common shares as of March 28, 2022.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

Products and Services

Proprietary Table Games. Casinos use Proprietary Table Games together with or in lieu of other games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering options typically added to public domain games such as baccarat, pai gow poker, craps and blackjack table games. Examples of our Side Bets include 21+3®, Lucky Ladies® and Bonus Craps™. Premium Games are unique stand-alone games with their own set of rules and strategies. Examples of our Premium Games include Heads Up Hold ’em®, High Card Flush®, Cajun Stud® and Three Card Poker®. Generally, Premium Games generate higher revenue per table placement than the Side Bet games.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities. This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms. Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game. The BJS system can also be used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos, which we refer to as our Inter-Casino Link System. In 2022, we plan to introduce a new table system called Triton™. Triton is designed to be a platform on which we can build a suite of enhanced table game features and services, the first of which will be the progressive jackpot wagers currently provided by BJS. Triton is built using off-the-shelf electronic components and software in order to minimize field service issues.

iGaming. On August 21, 2020, we completed the acquisition of 100% of the member interests in Progressive Games Partners, LLC (“PGP”). PGP holds the exclusive worldwide rights to a number of games titles (including ours) for relicensing to operators of online gaming systems principally in Europe, the United Kingdom, and, more recently, the United States. Prior to the acquisition, PGP had been the exclusive distributor of our games to the online gaming sector; by making the acquisition of PGP, we effectively eliminated the distributor fee that PGP charged us, and we now also receive the revenue PGP earns on the content of other licensors (to whom we pay a royalty fee). In many cases, these online operators provide “white label” gaming infrastructure for many separate online casino brands with the result that the content that PGP licenses can appear on hundreds of online gaming sites. PGP’s contracts with online operators prohibit those operators from deploying the content in markets where it is not legal to do so.

Product Strategy. In the physical casino market, we have a “three-dimensional” growth strategy. First, we seek to increase the number of casinos we serve with our games. Second, within a casino, we seek to increase the number of tables on which we have placements. Our current product placements are concentrated around blackjack, and we have developed side bets and other game content to address other table game categories such as baccarat, roulette and craps. Finally, by adding our enhanced systems to tables that already have our content, we can increase the billable units per table. For example, on a blackjack table that has one of our side bets we can add a second side bet and a progressive jackpot for each side bet thereby increasing the billable units for that table from one to four. As of December 31, 2021, we served 515 casinos worldwide, had content on 4,500 tables in those casinos and had a total of 6,709 billable units in those casinos.

Our strategy in iGaming is similar in that it seeks to have our content on as many online tables as possible. However, the structure of the iGaming business is different in that many of our customers are iGaming platform providers that offer a turnkey online gaming solution to online operators who deploy those online offerings directly to the gaming player. To a lesser extent, we license our content to online operators who have their own platform and serve gaming customers directly. The online analog to a casino is called a “skin”

where a skin is a separately branded and marketed URL. Online operators often offer multiple skins targeting different markets and using different themes. Our strategy is 1) to have our content on as many skins as possible and 2) to have as many of our games as possible on each skin. As of December 31, 2021, we had content on over 1,000 skins worldwide and approximately four to six game placements on each of those skins. Finally, we expect that additional states in the U.S. will legalize online gaming, allowing our online clients to offer games to a significantly bigger audience.

Recurring Revenue and Gross Profit

A majority of our clients contract with us to use our products and services on a month-to-month basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for substantially all of our total revenues in 2021 and 2020. Our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations.

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

STRATEGY

Our long-term business strategy focuses on increasing our value to casino clients by offering them enhanced services and support, and by producing innovative products and game play methodologies that their players enjoy. We believe that by increasing the value of our products and services to clients, we can continue to build our recurring revenues in both existing and new markets. To achieve this objective, we employ the following strategies:

•	Expand our portfolio of services, products and technologies;
•	Increase our per unit revenues by leveraging our Enhanced Table Systems;
•	Expand the number of markets we serve;
•	Grow our iGaming content and partner base; and
•	Promote the use of our game content in adjacent gaming markets.

Expand our portfolio of services, products and technologies. Our strategy is to be an important vendor to casino operators by offering a complete and comprehensive portfolio of services, games, products, systems, technologies and methodologies for casino table games. We continuously develop and/or seek to acquire new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We believe we have a significant opportunity to replicate the success we have had with blackjack side bets by developing content for the other significant public domain casino games of baccarat, roulette and craps.

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

Expand the number of markets we serve. In the past, there were table games markets in North America that we could not serve or in which we could not offer our full suite of products and services. In general, this was because we were not licensed to serve casinos in that market or the license we have limits the products and services we can provide. We believe that the redemption transaction we undertook in 2019 (discussed below in the “Significant Business Developments” section) has helped us with our licensing activities in existing and new markets, and will continue to help us, including table games markets outside of the United States. Since the redemption transaction, we have received new or expanded licenses in 21 jurisdictions in North America.

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

Promote the use of our game content in adjacent gaming markets. We have game content that is well-known and popular in physical casinos and online casinos. One example is the Electronic Table Games (“ETG”) market, which offers table game content on touch-

screen video devices. As casinos face rising labor costs, table games can become unprofitable at low bet minimums, and we believe casinos may seek to expand the use of ETGs to address this shortfall. Another example is lotteries (both ticket lotteries and iLotteries), where our well-known game content may attract patrons to lotteries as another way to enjoy it. There may be regulatory restrictions on the use of casino gaming content in certain lottery markets, but the addressable market is large even excluding these markets.

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

SUPPLIERS

We own outright the content for most of our Side Bets and Premium Games and therefore do not depend on suppliers for the majority of our revenues from these games. However, there are some games that we have licensed from others and to whom we pay royalty fees when we license those games to others (including in the online gaming sector). We generally have multi-year licensing agreements for this content. With respect to our Enhanced Table Systems, we obtain most of the parts for our products from third-party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our field service employees. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

In our iGaming business, we license some of our game content from other providers for re-licensing to online operators along with the content we own outright. We pay royalties to the owners of the content that we license from them.

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

EMPLOYEES

We have 36 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel. As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

Significant 2020 and 2021 Business Developments

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

The consideration owed to Triangulum for the redemption is $39,096,401 (the “Redemption Consideration Obligation”). The litigation between the Company and Triangulum related to the redemption and other matters was settled pursuant to a settlement agreement by a payment from the Company of $39,507,717 to Triangulum on November 15, 2021. See Note 10 and Note 11 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

Credit Agreement Amendments. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details of amendments made to the Company’s credit agreement.

Fortress Credit Agreement. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details of the entry into the Fortress Credit Agreement.

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

On August 21, 2020, the Company completed the acquisition of 100% of the member interests in PGP. The entirety of the purchase price ($10,414,528) has been allocated to customer relationships and is included in Other intangible assets, net, on the Company’s balance sheet. See Note 7 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. The remaining balance owed to the sellers at December 31, 2020 was paid on May 7, 2021.

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

As of the date of this filing, virtually all land-based casinos have re-opened, although operations have not returned to pre-COVID-19 levels.

We also rely on third-party suppliers and manufacturers in China, many of whom were shut down or severely cut back production during the initial COVID-19 shutdown. Although this did not have a material effect on our supply chain, any future disruption of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Also, on April 17, 2020, the Company obtained an unsecured loan of $835,300 through Zions Bancorporation, N.A. dba Nevada State Bank under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act (the “Flexibility Act”). On July 16, 2020, the Company filed an application and supporting documentation for forgiveness in full of the PPP Loan. On November 21, 2020, the Company received notification the PPP Loan had been forgiven in full. Pursuant to the CARES Act, the Federal Reserve created the Main Street Priority Loan Program (“MSPLP”) to provide financing for small and medium-sized businesses. On October 26, 2020, the Company borrowed $4 million from Zions Bancorporation N.A., dba Nevada State Bank under this program. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

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

	2021		2020
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	3.02	1.72	1.95	0.70
June 30,	3.70	2.70	1.36	0.73
September 30,	4.64	3.68	1.36	1.08
December 31,	4.45	3.67	1.95	0.95

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

HOLDERS OF OUR COMMON STOCK

As of March 28, 2022, we had 23,718,968 shares of our common stock issued and outstanding and 40 shareholders of record.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. Even though we repaid in full the borrowings we made in 2020 from the MSPLP, we are prohibited from paying dividends or making share repurchases for one year after the repayment (until November 15, 2022). We are prohibited from paying dividends while our MSPLP is outstanding and for one year thereafter. In addition, the Fortress Credit Agreement imposes significant restrictions on our ability to pay dividends. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

TRANSFER AGENT

Our stock transfer agent and registrar is Philadelphia Stock Transfer, Inc. located at 2320 Haverford Street, Ardmore, PA 19003. Their telephone number is (484) 416-3124.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2021 and 2020. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, we generated gross revenues of $19,984,378 compared to $10,230,316 in 2020, representing an increase of $9,754,062, or 95.3%. This increase was directly attributable to the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, our online gaming revenues increased significantly due primarily to the acquisition of PGP in August of 2020 as well as to the opening of new markets in the U.S.

Selling, general and administrative expenses were $10,646,524 in 2021 compared to $8,964,930 in 2020, representing an increase of $1,681,594, or 18.8%. This increase was due to the 2021 employee bonus accrual being included in the current year as compared to no bonus accrual being included in the comparable prior-year period. Also, higher expenses were incurred in the current period directly related to the opening of jurisdictions throughout 2021 as COVID-19 restrictions were lifted (sales commissions, royalty expenses and repairs and maintenance of BJS units). Lastly, higher insurance payments were incurred in the current period as compared to the comparable prior-year period related to the financed Directors & Officers (“D&O) policy. These increased expenses incurred were offset by a decrease in legal fees related to the Triangulum Lawsuit and a decrease in distributor fees related to the acquisition of PGP in August 2020.

Research and development expenses were $520,449 in 2021 compared to $487,679 in 2020, representing an increase of $32,770, or 6.7%. This increase was primarily due to the 2021 employee bonus accrual. Prior year did not include an employee bonus accrual.

Share-based compensation expenses were $1,532,455 in 2021 compared to $737,991 in 2020, representing an increase of $794,464, or 107.7%. This increase was due to the quarterly restricted shares granted to our Board members being issued at a higher stock price than the comparable prior-year period. The increase was also due to increased amortization related to more shares being granted in the current period than the comparable prior-year period (two employees, a contractor and an additional Board member).

As a result of the changes described above, income from operations was $4,345,126 in 2021 compared to a loss from operations of $(2,255,010) in 2020, an increase of $6,600,136, or 292.7%.

Total interest expense was $1,505,386 in 2021 compared to $683,357 in 2020, an increase of $822,029, or 120.3%. The increase was attributable to the Fortress Credit Agreement entered into on November 15, 2021. Loan fees related to the MSPLP, the NSB Term Loan and the Revolving Loan were written off in November 2021. Also, the Fortress Credit Agreement bears a higher interest rate than the NSB Term Loan, the Revolving Loan, the MSPLP and the Triangulum promissory note, along with higher amortization on loan fees and warrants issued. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

Share redemption consideration was $682,469 in 2021 compared to $781,928 in 2020, a decrease of $99,459, or 12.7%. The decrease was attributable to the settlement of the Triangulum litigation on November 15, 2021. A total of $411,316 in accrued interest through November 15, 2021 was paid in connection with the settlement. See Note 11 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

The income tax expense was $48,637 in 2021 based on an effective rate of 2.25 percent compared to the benefit of ($605,936) in 2020 based on an effective rate of 17.42 percent. The 2.25 percent effective tax rate for 2021 differed from the statutory federal income tax rate of 21.0 percent and was primarily attributable to (i) increased tax benefit from the exercise of stock options; (ii) the increased foreign rate differential and (iii) the Company maintaining a valuation allowance against its deferred tax assets.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Adjusted EBITDA includes adjustments to net income (loss) to exclude interest, income taxes, depreciation, amortization, share based compensation, foreign currency exchange loss, change in fair value of interest rate swap liability and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2021	2020
Net income (loss)	$2,111,812	$(2,208,887)
Interest expense	1,505,386	683,357
Share redemption consideration	682,469	781,928
Interest income	(2,048)	(25,702)
Depreciation and amortization	2,858,991	2,222,042
Share-based compensation	1,532,455	737,991
Foreign currency exchange loss	64,879	34,961
Change in fair value of interest rate swap liability	(66,009)	(74,487)
Provision (benefit) for income taxes	48,637	(605,937)
Paycheck Protection Program Loan forgiveness	—	(840,243)
Severance expense	12,596	20,058
Special project expense(1)	(15,338)	652,198
Adjusted EBITDA	$8,733,830	$1,377,279

(1)	Includes expenses associated with the Triangulum Lawsuit in both 2021 and 2020. There is a credit balance in 2021 due to $720,000 in D&O insurance claim payments received in 2021.

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments, and the obligations under our existing borrowings through cash flow from operations. In 2020, as a result of the COVID-19 crisis, we were required to raise funds from financing sources in order to maintain operations. In addition to our normal operations, we may make acquisitions of products, technologies or entire businesses. Our ability to access capital for operations or for acquisitions will depend on conditions in the capital markets and investors’ perceptions of our business prospects and such conditions and perceptions may not always favor us.

As of December 31, 2021, we had total current assets of $23,890,122 and total assets of $40,452,705. This compares to $11,562,833 and $30,574,594, respectively, as of December 31, 2020. The increase in total current assets as of December 31, 2021 was primarily due to an increase in the accounts receivable balance, resulting from higher billings and lower collections directly related to the COVID-19 crisis. Also, the Company entered into the Fortress Credit Agreement on November 15, 2021, which provided $5,273,464 in cash to the Company, after settlement of the NSB Term Loan, the Revolving Loan, the MSPLP and the Triangulum promissory note. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details. The increase in total assets as of December 31, 2021 was offset by amortization on the Company’s long-term other intangible assets.

Our total current liabilities as of December 31, 2021 increased to $4,401,071 from $4,247,794 as of December 31, 2020, primarily due to the Company accruing for 2021 employee bonuses and an increase in accrued royalties in our online gaming business. These increases were offset by a decrease in current portion of long-term debt which was repaid in connection with the Fortress Credit agreement. See Note 10 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

Despite the continuing effects of the COVID-19 crisis, our business was profitable and cash-flow positive in 2021. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as they come due over at least the next 12 months.

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

Our operating activities provided $6,003,576 in cash for the year ended December 31, 2021, compared to cash used of $1,633,132 for the year ended December 31, 2020. The increase in operating cash flow was primarily due to higher net income for the period as a result of the re-opening of a significant portion of our land-based customers after the restrictions due to the COVID-19 crisis were lifted. Also, higher depreciation and amortization and share-based compensation contributed to the higher operating cash flow. These increases were partially offset by changes in operating assets and liabilities such as accounts receivable and accrued expenses.

Investing activities used cash of $233,734 for the year December 31, 2021, compared to cash used of $6,456,714 for the year ended December 31, 2020. This decrease was primarily due to closing of the acquisition of PGP in August 2020.

Cash provided by financing activities for the year ended December 31, 2021 was $4,362,293. This compares to $4,389,234 cash provided by financing activities for the comparable prior-year period. The cash inflow in the current year was due to the Fortress Credit Agreement, offset by the pay-off of the Nevada State Bank (“NSB”) Term Loan, the Revolving Loan, the MSPLP and the Triangulum promissory note.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Galaxy Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Diego, California

March 30, 2022

We have served as the Company’s auditor since 2020

GALAXY GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$16,058,714	$5,993,388
Accounts receivable, net of allowance of $348,695 and $145,000, respectively	4,377,165	2,493,254
Inventory	770,248	668,525
Income tax receivable	1,536,682	1,229,795
Prepaid expenses	1,125,777	1,167,068
Other current assets	21,536	10,803
Total current assets	23,890,122	11,562,833
Property and equipment, net	98,594	116,724
Operating lease right-of-use assets	1,167,903	1,367,821
Assets deployed at client locations, net	360,735	232,156
Goodwill	1,091,000	1,091,000
Other intangible assets, net	13,677,264	16,086,896
Other assets, net	167,087	117,164
Total assets	$40,452,705	$30,574,594
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$374,323	$467,792
Accrued expenses	2,666,073	1,333,032
Revenue contract liability	37,500	29,167
Current portion of long-term debt	1,100,369	2,222,392
Current portion of operating lease liabilities	222,806	195,411
Total current liabilities	4,401,071	4,247,794
Long-term operating lease liabilities	1,019,029	1,215,680
Long-term debt and liabilities, net	52,143,810	49,691,184
Interest rate swap liability	—	66,009
Deferred tax liabilities, net	175,218	150,892
Total liabilities	57,739,128	55,371,559
Commitments and Contingencies (See Note 11)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding, respectively	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 23,523,969 and 21,970,638 shares issued and outstanding, respectively	23,524	21,971
Additional paid-in capital	16,380,597	10,798,536
Accumulated deficit	(33,543,351)	(35,655,163)
Accumulated other comprehensive (loss) income	(147,193)	37,691
Total stockholders’ deficit	(17,286,423)	(24,796,965)
Total liabilities and stockholders’ deficit	$40,452,705	$30,574,594

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenue:
Licensing fees	$19,984,378	$10,230,316
Total revenue	19,984,378	10,230,316
Costs and expenses:
Cost of ancillary products and assembled components	80,833	72,684
Selling, general and administrative	10,646,524	8,964,930
Research and development	520,449	487,679
Depreciation and amortization	2,858,991	2,222,042
Share-based compensation	1,532,455	737,991
Total costs and expenses	15,639,252	12,485,326
Income (loss) from operations	4,345,126	(2,255,010)
Other income (expense):
Interest income	2,048	25,702
Interest expense	(1,505,386)	(683,357)
Share redemption consideration	(682,469)	(781,928)
Foreign currency exchange (loss)	(64,879)	(34,961)
Change in estimated fair value of interest rate swap liability	66,009	74,487
Paycheck Protection Program Loan forgiveness	—	840,243
Total other expense	(2,184,677)	(559,814)
Income (loss) before (provision) benefit for income taxes	2,160,449	(2,814,824)
(Provision) benefit for income taxes	(48,637)	605,937
Net income (loss)	2,111,812	(2,208,887)
Foreign currency translation adjustment	(184,884)	37,691
Comprehensive income (loss)	$1,926,928	$(2,171,196)

Net income (loss) per share:
Basic	$0.10	$(0.12)
Diluted	$0.10	$(0.12)

Weighted-average shares outstanding:
Basic	20,328,110	18,282,262
Diluted	21,840,609	18,282,262

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid in	Accumulated (Deficit)	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Earnings	Comprehensive Income (Loss)	Deficit
Beginning balance, January 1, 2020	18,017,944	$18,018	$5,795,636	$(33,446,276)	$—	$(27,632,622)
Shares issued in connection with PGP asset acquisition	3,141,361	3,141	3,986,387	—	—	3,989,528
Net loss	—	—	—	(2,208,887)		(2,208,887)
Foreign currency translation	—	—	—	—	37,691	37,691
Stock options exercised	558,000	559	278,775	—	—	279,334
Share-based compensation	253,333	253	737,738	—	—	737,991
Balance, December 31, 2020	21,970,638	21,971	10,798,536	(35,655,163)	$37,691	(24,796,965)
Warrants issued in connection with Fortress credit agreement	—	—	3,149,002	—	—	3,149,002
Net income	—	—	—	2,111,812	—	2,111,812
Foreign currency translation	—	—	—	—	(184,884)	(184,884)
Stock options exercised	1,094,998	1,095	901,062	—	—	902,157
Share-based compensation	458,333	458	1,531,997	—	—	1,532,455
Balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,111,812	$(2,208,887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,858,991	2,222,042
Amortization of right-of-use assets	228,522	329,040
Amortization of debt issuance costs and debt discount	369,093	38,195
Bad debt expense	358,160	226,691
Change in estimated fair value of interest rate swap liability	(66,009)	(74,487)
Gain on forgiveness of Paycheck Protection Program Loan	—	(835,300)
Deferred income tax	24,326	596,874
Share-based compensation	1,532,455	737,991
Changes in operating assets and liabilities:
Accounts receivable	(2,367,258)	(236,890)
Inventory	(427,795)	(51,709)
Income tax receivable/payable	(306,887)	(893,930)
Prepaid expense and other current assets	680,663	259,616
Other assets	(49,923)	—
Accounts payable	(91,242)	(1,081,836)
Accrued expenses	1,338,195	(257,179)
Revenue contract liability	8,333	—
Operating lease liabilities	(197,860)	(403,363)
Net cash provided by (used in) operating activities	6,003,576	(1,633,132)
Cash flows from investing activities:
Investment in intangible assets	(198,667)	—
Proceeds from sale of property and equipment	25,000	—
Acquisition of PGP assets, net of cash acquired	—	(6,393,920)
Acquisition of property and equipment	(60,067)	(62,794)
Net cash used in investing activities	(233,734)	(6,456,714)
Cash flows from financing activities:
Proceeds from draw on revolving loan	—	1,000,000
Proceeds from Paycheck Protection Program	—	835,300
Proceeds from Mainstreet Priority Loan Program	—	3,920,000
Proceeds from stock option exercises	902,157	279,334
Principal payments on long-term debt	(13,104,942)	(1,645,400)
Proceeds from Fortress Credit Agreement, net	58,800,000	—
Payments of debt issuance costs	(3,138,521)	—
Settlement of Redemption Consideration Obligation	(39,096,401)	—
Net cash provided by financing activities	4,362,293	4,389,234
Effect of exchange rate changes on cash	(66,809)	7,302
Net increase (decrease) in cash and cash equivalents	10,065,326	(3,693,310)
Cash and cash equivalents – beginning of period	5,993,388	9,686,698
Cash and cash equivalents – end of period	$16,058,714	$5,993,388
Supplemental cash flow information:
Cash paid for interest	$940,097	$612,840
Cash paid for income taxes	$319,967	$75,786
Supplemental schedule of non-cash activities:
Shares issued in connection with PGP asset acquisition	$—	$3,989,528
Gain on forgiveness of Paycheck Protection Program Loan	$—	$835,300
Fortress warrants issued	$3,149,002	$—
Insurance acquired under note payable	$653,521	$678,108
Right-of-use assets obtained in exchange for lease liabilities	$28,604	$1,390,002
Inventory transferred to assets deployed at client locations	$326,072	$48,838

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The consideration owed to Triangulum for the redemption was $39,096,401 (the “Redemption Consideration Obligation”). See Note 10. All of the litigation related to the Redemption Consideration Obligation and other matters between the Company and Triangulum was resolved on November 15, 2021, when Galaxy made a settlement payment in the amount of $39,507,717 to Triangulum. See Note 10 and Note 11.

Membership Interest Purchase Agreement. On February 25, 2020, Galaxy Gaming entered into a Membership Interest Purchase Agreement, dated February 25, 2020 (the “Purchase Agreement”), between the Company and the membership interest holders of Progressive Games Partners, LLC (“PGP”).

On August 21, 2020, the Company entered into a First Amendment to the Purchase Agreement between the Company and the membership interest holders of PGP. The First Amendment, among other things, fixed the cash portion of the purchase price at $6.425 million and established that the stock portion would be satisfied through the issuance of 3,141,361 shares of the Company’s common stock with a value of $1.27 per share on the date of the acquisition. The shares issued are being held in escrow with Philadelphia Stock Transfer, Inc., the Company’s stock transfer agent. The shares were released to the sellers in August 2021.

On August 21, 2020, the Company completed the acquisition of 100% of the member interests in PGP. The entirety of the purchase price ($10,414,528) has been allocated to customer relationships and is included in Other intangible assets, net, on the Company’s balance sheet. See Note 7. The Company also acquired certain receivables and payables in the net amount of $581,885, which was to be remitted to the sellers of PGP as the receivables and payables were settled. The remaining balance of $76,053 at December 31, 2020 was paid to the sellers on May 7, 2021.

Management has determined that, for accounting purposes, the PGP transaction does not meet the definition of a business combination and, therefore, has been accounted for as an asset acquisition.

COVID-19. On March 11, 2020, the World Health Organization declared a pandemic related to the COVID-19 outbreak, which led to a global health emergency. The public-health impact of the outbreak continues to remain largely unknown and still evolving as new strains of COVID-19 continue to evolve. The related health crisis could continue to adversely affect the global economy, resulting in continued economic downturn that could impact demand for our products. Virtually all of our land-based clients have reopened, although casino revenues have not returned to pre-COVID-19 levels.

We rely on third-party suppliers and manufacturers in China, many of whom were shut down or severely cut back production during some portion of 2020, with supply shortages continuing into 2021. Although we have been able to maintain inventories adequate to our needs, any future disruption of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

Because of the uncertainties of COVID-19, the Company drew on its Revolving Loan in the amount of $1,000,000 on March 12, 2020. Also, on April 17, 2020, the Company obtained the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Paycheck Protection Program Flexibility Act (the “Flexibility Act”). On July 16, 2020, the Company filed an application and supporting documentation for forgiveness in full of the PPP Loan. On November 21, 2020, the Company received notification the PPP Loan had been forgiven in full, including $4,943 in accrued interest. Pursuant to the CARES Act, the Federal Reserve created the Main Street Priority Loan Program (“MSPLP”) to provide financing for small and medium-sized businesses. On October 26, 2020, the Company borrowed $4 million from Zions Bancorporation N.A., dba Nevada State Bank under this program. All of the Company’s obligations under the Nevada State Bank credit agreement were repaid on November 15, 2021. See Note 10.

Credit Agreement Amendments and Fortress Credit Agreement. See Note 10 for discussion of amendments made to the Company’s credit agreement and the entry into the Fortress Credit Agreement.

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

Basis of accounting. The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. GAAP.

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

Reclassifications. Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statement presentations and had no effect on net income (loss).

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

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	12 - 30 years
Non-compete agreements	9 years
Software	3 years

Other intangible assets (Note 7) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the years ended December 31, 2021 or 2020.

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

Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 9).

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

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more-likely-than-not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2021 and 2020, we recorded a full valuation allowance against certain deferred assets.

In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates. We recognize the tax benefit from an uncertain tax position if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on an evaluation of the technical merits of the position, which requires a significant degree of judgment (Note 13).

Recently adopted accounting standards. Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance is effective for the first quarter of 2021 on a prospective basis. We adopted the new standard effective January 1, 2021, and its adoption did not have a material impact on our consolidated financial statements.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the years ended December 31, 2021 and 2020:

	2021	2020
North America and Caribbean	$10,024,537	$5,757,143
Europe, Middle East and Africa	9,959,841	4,473,173
Total revenue	$19,984,378	$10,230,316

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $771,293 and $502,860 for the years ended December 31, 2021 and 2020 and are included in the accounts receivable balance in the accompanying balance sheets.

Royalty agreements. From time to time, the Company licenses intellectual property from third-party owners and the Company, in turn, re-licenses that intellectual property to its casino clients. In these arrangements, the Company usually agrees to pay the owner of the intellectual property a royalty based on the revenues the Company receives from licensing the intellectual property to its casino clients. For the years ended December 31, 2021 and 2020, license royalty payments of $1,670,210 and $438,837, respectively, are recorded net in revenue.

NOTE 4. INVENTORY

Inventory consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Raw materials and component parts	$413,320	$300,244
Finished goods	356,928	368,281
Inventory	$770,248	$668,525

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020:

	2021	2020
Furniture and fixtures	$312,639	$312,639
Automotive vehicles	171,671	215,127
Office and computer equipment	389,628	332,544
Leasehold improvements	35,531	32,547
Property and equipment, gross	909,469	892,857
Less: accumulated depreciation	(810,875)	(776,133)
Property and equipment, net	$98,594	$116,724

For the years ended December 31, 2021 and 2020, depreciation expense related to property and equipment was $78,199 and $90,979, respectively.

NOTE 6. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following at December 31, 2021 and 2020:

	2021	2020
Enhanced table systems	$1,139,827	$890,560
Less: accumulated depreciation	(779,092)	(658,404)
Assets deployed at client location, net	$360,735	$232,156

For the years ended December 31, 2021 and 2020, depreciation expense related to assets deployed at client locations was $197,493 and $222,204, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at December 31, 2021 and 2020:

	2021	2020
Patents	$13,507,997	$13,507,997
Customer relationships	14,040,856	13,942,115
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Software	283,340	183,415
Other intangible assets, gross	31,373,160	31,174,494
Less: accumulated amortization	(17,695,896)	(15,087,598)
Other intangible assets, net	$13,677,264	$16,086,896

For the years ended December 31, 2021 and 2020, amortization expense related to the finite-lived intangible assets was $2,608,299 and $1,908,858 respectively.

Estimated future amortization expense is as follows:

Year Ended December 31,	Total
2022	$2,325,888
2023	1,459,601
2024	1,444,126
2025	1,436,968
2026	1,436,968
Thereafter	5,523,691
Total amortization	$13,627,242

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2021 and 2020:

	2021	2020
Share redemption consideration	$—	$510,776
Commissions and royalties	1,165,744	398,096
Payroll and related	1,156,291	173,487
Interest	233,333	95,879
Income tax (receivable) payable	(3,111)	42,218
Other	113,816	112,576
Total accrued expenses	$2,666,073	$1,333,032

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

As of December 31, 2021, our leases have remaining lease terms ranging from 6 months to 60 months.

Supplemental balance sheet information related to leases is as follows:

	As of December 31, 2021
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,167,903

Operating lease current liabilities	$222,806	Current portion of operating lease liabilities

Operating lease long-term liabilities	1,019,029	Long-term operating lease liabilities

Total operating lease liabilities	$1,241,835

Weighted-average remaining lease term:
Operating leases	4.5 years

Weighted-average discount rate:
Operating leases	4.2%

The components of lease expense are as follows:

	Year Ended December 31, 2021
	Amount	Classification
Operating lease cost	$282,121	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31, 2021
	Amount	Classification
Cash paid for amounts included in the measure of lease liabilities:
Operating cash flows from operating leases	$197,388	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$28,604	Supplemental cash flow information

As of December 31, 2021, future maturities of our operating lease liabilities are as follows:

Year Ended December 31,	Amount
2023	$222,806
2024	234,253
2025	240,034
2026	261,148
2027	283,594
Thereafter	—
Total lease liabilities	$1,241,835

NOTE 10. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at December 31, 2021 and 2020:

	2021	2020
Fortress credit agreement	$60,000,000	$—
Nevada State Bank credit agreement	—	8,413,184
Main Street Priority Loan	—	4,000,000
Redemption Consideration Obligation	—	39,096,401
Vehicle notes payable	—	22,614
Insurance notes payable	500,369	519,194
Long-term debt, gross	60,500,369	52,051,393
Less: Unamortized debt issuance costs	(7,256,190)	(137,817)
Long-term liabilities, net of debt issuance costs	53,244,179	51,913,576
Less: Current portion	(1,100,369)	(2,222,392)
Long-term debt, net	$52,143,810	$49,691,184

Share Redemption Consideration Obligation. On May 6, 2019, we issued a promissory note in the face amount of $39,096,401 to Triangulum in connection with the share redemption disclosed in Note 1. In the litigation that followed the share redemption (Note 11), Triangulum is disputing, among other things, the validity of the note and has not accepted its terms. Because Triangulum disputes the promissory note issued by the Company and its terms, the promissory note has not been given accounting effect in the Company’s financial statements. The Company has instead recorded a long-term obligation payable to Triangulum, based on the redemption value specified in our Articles of Incorporation. The obligation is classified as long-term because we do not expect that a final agreement with respect to the litigation will be reached between the parties in the next twelve months. We may repay the Redemption Consideration Obligation at any time but no later than May 6, 2029; however, there can be no assurance that Triangulum will accept such payments. Additional share redemption consideration is being accrued at 2% on the Redemption Consideration Obligation. We paid the first and second annual payments in the amounts of $781,928 on May 5, 2020 and May 6, 2021. Both payments were accepted by Triangulum. The Redemption Consideration Obligation is unsecured and is subordinated to our existing and future indebtedness. On October 7, 2021, Galaxy announced that it had entered into a Settlement Agreement with Triangulum and Robert Saucier. The Settlement Agreement, among other things, resolves the previously disclosed pending litigation between the parties related to the redemption of the Company equity securities owned by Triangulum and Saucier in 2019; provides broad mutual releases to the Company, the Company’s officers and directors, Triangulum and Saucier related to all claims against each other; and includes an agreement by Saucier and Triangulum not to compete with the Company for a period of five years from the date of payment of settlement consideration. Consummation of the settlement was conditioned upon the Company paying Triangulum and Saucier $39.1 million, plus interest accrued at 2% per annum from May 6, 2021, through the date of actual payment. On November 15, 2021, Galaxy made a payment in the amount of $39,507,717 to Triangulum as settlement of the previously disclosed litigation. The Company considers all Triangulum and Saucier related matters to be now closed.

Nevada State Bank (“NSB”) Credit Agreement. The Company was party to a Credit Agreement with Zions Bancorporation, N.A. dba Nevada State Bank (as amended, the “Credit Agreement”). The Credit Agreement provided for a Term Loan in the initial amount of $11,000,000 and a Revolving Loan in the amount of $1,000,000.

On March 29, 2021, the Company entered into an amended and restated credit agreement with Zions Bancorporation, N.A. dba Nevada State Bank (“the A&R Credit Agreement”). The A&R Credit Agreement replaced the original Credit Agreement entered into by the Company with Zions Bancorporation, N.A. dba Nevada State Bank on April 24, 2018 and last modified on November 16, 2020. The A&R Credit Agreement provided for a Term Loan in the amount of $7,022,300 and a Revolving Loan in the amount of $1,000,000. If not paid earlier, amounts outstanding under the Revolving Loan would mature on April 24, 2022, and amounts outstanding under the Term Loan would mature on April 24, 2023.

Under the A&R Credit Agreement, outstanding balances accrued interest based on one-month U.S. dollar London interbank offered rate (“LIBOR”) plus an applicable margin of 3.50% or 4.00%, depending on our Total Leverage Ratio (as defined in the A&R Credit Agreement). Effective December 31, 2021, LIBOR will no longer serve as a reference rate for bank loans, among other investment classes. The A&R Credit Agreement stipulates that a substitute index rate will be selected and used in lieu of LIBOR.

The A&R Credit Agreement contained affirmative and negative financial covenants (as defined in the A&R Credit Agreement) and other restrictions customary for borrowings of this nature. In particular, we were required to maintain (i) a quarterly minimum Fixed Charge Coverage ratio of 1.25x; (ii) a quarterly maximum Total Leverage ratio of 22.50x for the quarter ending March 31, 2021, 10.00x for quarter ending June 30, 2021, 6.50x for the quarter ending September 30, 2021 with semi-annual step-downs of 0.25x commencing December 31, 2021 and quarterly thereafter; (iii) a quarterly maximum Senior Leverage ratio of 5.25x for the quarter ending March 31, 2021, 2.50x for the quarter ending June 30, 2021 and 2.00x quarterly thereafter; (iv) a quarterly Minimum EBITDA covenant of $2.4 million for each of the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021 and $8.0 million quarterly thereafter; (v) a quarterly Minimum Liquidity covenant requiring the Company to have cash and cash equivalents of no less than $1.5 million at quarter ends through and including June 30, 2021 and $2.5 million quarterly thereafter; and (vi) a yearly maximum Maintenance Capital Expenditure covenant of 5% of total revenues for the prior year. The Company was in compliance with its Fixed Charge Coverage ratio, Senior Leverage ratio, Total Leverage ratio and Minimum Liquidity covenants as of June 30, 2021. However, the Company was not in compliance with its Minimum EBITDA covenant as of June 30, 2021. On May 13, 2021, the Company and NSB entered into a Forbearance to the A&R Credit Agreement, in which NSB agreed to forbear from exercising any of its rights or remedies that would result from the potential breaches of the Minimum EBITDA and Total Leverage ratio covenant for the quarters ending June 30, 2021 and September 30, 2021. The Company was in compliance with its Fixed Charge Coverage ratio, Senior Leverage ratio, Minimum EBITDA and Minimum Liquidity covenants as of September 30, 2021. However, the Company was not in compliance with its Total Leverage ratio as of September 30, 2021. On May 13, 2021, the Company and NSB entered into a Forbearance to the A&R Credit Agreement, in which NSB agreed to forbear from exercising any of its rights or remedies that would result from the potential breaches of the Minimum EBITDA and Total Leverage ratio covenant for the quarters ending June 30, 2021 and September 30, 2021.

The obligations under the A&R Credit Agreement were secured by substantially all of the assets of the Company. The Company’s wholly owned subsidiary, PGP, was also a guarantor of the A&R Credit Agreement and related agreements.

On November 15, 2021, Galaxy made a payment in the amount of $7,012,265 to NSB as payment in full for both the Term Loan and the Revolving Loan.

Main Street Priority Loan Borrowings. On October 26, 2020, the Company obtained an unsecured loan of $4,000,000 through Zions Bancorporation, N.A. dba Nevada State Bank under section 13(3) of the Federal Reserve Act. On November 15, 2021, Galaxy made a payment in the amount of $4,126,755 to NSB as payment in full for the MSPLP.

The MSPLP bore interest at a rate of three-month U.S. dollar LIBOR plus 300 basis points (initially 3.215%), and interest payments during the first year were deferred and added to the loan balance. The MSPLP had a five-year final maturity, with 15% of principal amortizing in each of years three and four. The MSPLP, plus accrued and unpaid interest, was allowed to be prepaid at any time at par. While the MSPLP was outstanding, and for one year after it is repaid in full, the Company may not 1) repurchase stock, pay dividends or make other distributions, or 2) pay compensation to executive officers that exceeds the total compensation they received in 2019. The entire outstanding principal balance of the MSPLP, together with all accrued and unpaid interest, was due and payable in full on October 26, 2025. The terms of the MSPLP provided for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. The MSPLP was secured by a security interest in the assets of the Company, which security interest is pari passu with the security interest granted under the Credit Agreement.

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress Credit Agreement”) in the amount of $60 million. The proceeds of the loan were used to (i) pay approximately $39.5 million to Triangulum as full payment of the settlement amount due under the previously filed settlement agreement between the Galaxy and Triangulum, as set forth above; (ii) repay approximately $11.1 million due and owing to NSB under the MSPLP and under the Amended and Restated Credit Agreement, dated as of May 13, 2021, made between Galaxy and Zions Bancorporation, N.A. dba Nevada State Bank, a Nevada state banking corporation, and (iii) approximately $4.1 million was used to pay fees and expenses. The remaining approximately $5.3 million was added to the Company’s cash on hand and will be used for corporate and operating purposes.

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of 8.00x for the quarter ending December 31, 2021. The Company was in compliance with its Total Net Leverage Ratio as of December 31, 2021. Also, The Fortress Credit Agreement requires that the Company not allow balances in bank accounts that are not covered by an account control agreement to exceed $1 million at any month-end. The bank accounts held by PGP in the Isle of Man are not covered by account control agreements and the balances in those accounts exceeded $1 million at the end of November and December 2021 and January and February 2022. In March 2022, the balances in those accounts were reduced to less than $1 million. The Company informed Fortress of the covenant breach, and a Consent and Waiver Agreement (“the Consent and Waiver Agreement”) was executed among the Company, Fortress, as Agent (“the Agent”), and the Lenders party to the Fortress Credit Agreement on March 16, 2022.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

As of December 31, 2021, future maturities of our long-term obligations are as follows:

December 31,	Total
2022	$1,100,369
2023	600,000
2024	600,000
2025	600,000
2026	57,600,000
Thereafter	—
Total long-term debt, gross	$60,500,369

NOTE 11. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the years ended December 31, 2021 and 2020, respectively, we had the following client revenue concentrations:

	Location	2021 Revenue	2020 Revenue	Accounts Receivable December 31, 2021	Accounts Receivable December 31, 2020
Client A	Europe	26.1%	21.5%	$—	$348,781

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

Various other but related matters and appeals remained pending between the parties.

On October 7, 2021, Galaxy announced that it had entered into a Settlement Agreement with Triangulum and Robert Saucier. The Settlement Agreement, among other things, resolves the previously disclosed pending litigation between the parties related to the redemption of the Company equity securities owned by Triangulum and Saucier in 2019; provides broad mutual releases to the Company, the Company’s officers and directors, Triangulum and Saucier related to all claims against each other; and includes an agreement by Saucier and Triangulum not to compete with the Company for a period of five years from the date of payment of settlement consideration. Consummation of the settlement was conditioned upon the Company paying Triangulum and Saucier $39.1 million, plus interest accrued at 2% per annum from May 6, 2021, through the date of actual payment. On November 15, 2021, Galaxy made a payment in the amount of $39,507,717 to Triangulum as settlement of previously disclosed litigation. The Company considers all Triangulum and Saucier related matters to be now closed.

In September 2018, we were served with a complaint by TableMax Corporation (“TMAX”) regarding the TMAX Agreement. We filed an answer denying the allegations and filed a partial motion for summary judgment seeking dismissal of the plaintiff’s claims. The suit was dismissed, subject to the right of the plaintiff to file an amended complaint on or before March 20, 2019. The plaintiff did not file an amended complaint within the time period set by the Judge. After that time, the Company considered the matter closed. TMAX filed a Motion for Leave to Amend their Complaint, which was granted by the Judge on May 11, 2020. On May 26, 2020 TMAX filed an Amended Complaint against the Company and other Co-Defendants. The Company filed a Motion To Enforce Settlement Or, In The Alternative, Motion To Dismiss And/Or For Summary Judgement and Request For Sanctions, on April 30, 2021. On June 22, 2021, the Company’s s Motion to Dismiss was granted, with prejudice to the right of TMAX to file an amended complaint. The Company considers the matter closed.

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

Intellectual property agreements. From time to time, the Company purchases intellectual property from third-parties and the Company, in turn, utilizes that intellectual property in certain games sold to clients. In these purchase agreements, the Company may agree to pay the seller of the intellectual property a fee, if and when, the Company receives revenue from games containing the intellectual property.

NOTE 12. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2021 and 2020:

	2021	2020
U.S.(loss)	$(770,771)	$(3,477,895)
Non-U.S. income	2,931,220	663,071
Income (loss) before income taxes	$2,160,449	$(2,814,824)

	2021	2020
Current:
Federal	$(62,074)	$(1,204,556)
State	11,500	1,745
Foreign	74,885	—
Total current	24,311	(1,202,811)
Deferred:
Federal	(97,965)	674,138
State	122,291	(77,264)
Total deferred	24,326	596,874
Provision (benefit) for income taxes	$48,637	$(605,937)

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Tax provision computed at the federal statutory rate	$453,694	$(591,113)
Foreign rate differential	(540,670)	(139,246)
State income tax, net of federal benefit	22,226	(55,558)
162(m) compensation limit	228,069	—
Share based compensation	(615,062)	(4,568)
Subpart F income	717,218	204,326
Non-taxable PPP loan forgiveness	—	(176,451)
Other permanent items	1,138	29,511
Credits	(94,223)	(24,801)
Impact of CARES Act	(71,168)	(466,642)
State tax true ups	(79,997)	10,153
Change in federal statutory rate, net of benefit	(15,698)	1,364
Uncertain tax positions	1,933	46,699
Valuation allowance	41,177	560,389
Provision (benefit) for income taxes	$48,637	$(605,937)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2021 and 2020:

	2021	2020
Deferred Tax Assets:
Right-of-use asset	$268,137	$320,787
Share based compensation	228,574	313,910
Intangible assets	176,457	182,511
Accruals and reserves	127,332	67,259
Debt issuance costs	50,246	—
Other	96,111	86,231
Total deferred tax assets	946,857	970,698

Total valuation allowance	(601,566)	(560,389)

Deferred Tax Liabilities:
Right-of-use liability	(285,111)	(316,481)
Prepaid assets	(171,411)	(207,005)
Basis difference in fixed assets	(62,968)	(37,715)
Other	(1,019)	—
Total deferred tax liabilities	(520,509)	(561,201)
Net deferred tax liabilities	$(175,218)	$(150,892)

On August 21, 2020, the Company completed the acquisition of 100% of the member interests in PGP. As of December 31, 2020, the Company has evaluated its deferred tax attributes related to the acquisition within the foreign jurisdiction of Isle of Man and recorded a tax-effected deferred tax asset of $0 as of December 31, 2020. The Company has assessed the foreign subsidiary income and Subpart F requires us to include the income of PGP in the U.S. tax base on an annual basis.

In addition, as of December 31, 2021, the Company recognized state net operating loss carryforwards of $1.0 million. The majority of the state carryforward amounts will begin to expire in 2040, while some state net operating losses have an indefinite carryforward period.

In accordance with U.S. GAAP, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses; forecasts of future profitability; the duration of statutory carryforward periods; experience with tax attributes expiring unused; and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

A significant piece of objective negative evidence evaluated was the three-year cumulative loss position the company is in as of the period ended December 31, 2021. Such objective negative evidence limits the ability to consider other more subjective evidence such as projections of future income. The amount of the deferred tax asset considered realizable could be adjusted in future periods if the objective negative evidence of a cumulative loss is no longer present, and more weight is given to subjective evidence such as future income and growth.

Upon assessing all of the relevant evidence, the Company determined it has not met the more-likely-than-not threshold to support the realization of all or part of its deferred tax assets. The Company has recorded a valuation allowance against certain of its deferreds in the amount of $601,566. The current-year change resulted in additional tax expense of $41,177, which impacted the Company’s effective tax rate by 1.91%.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of deferred tax liabilities, net in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2021 and 2020:

	2021	2020
Beginning balance	$46,699	$—
Increases related to tax positions taken during the prior year	—	45,207
Increases related to tax positions taken during the current year	1,933	1,492
Other adjustments	—	—
Ending balance	$48,632	$46,699

Our total liability for unrecognized gross tax benefits was $48,632 as of December 31, 2021, which, if ultimately recognized, would impact the annual estimated effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2018 and thereafter. For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2018 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2021 and 2020, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2021 and 2020, as such amounts would be immaterial, if any.

NOTE 13. SHARE-BASED COMPENSATION

Stock Options

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of December 31, 2021, a total of 7,550,750 shares of our common stock were authorized for issuance. As of December 31, 2021, 745,368 shares remained available for issuance as new awards under the 2014 Plan.

During the years ended December 31, 2021 and 2020, we issued 90,000 and 465,000 options to purchase our common stock, respectively, to executive officers, employees and independent contractors. The fair value of all stock options granted for the years ended December 31, 2021 and 2020 was determined to be $162,252 and $435,639, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued For the Twelve Months Ended December 31, 2021	Options Issued For the Twelve Months Ended December 31, 2020
Dividend yield	0%	0%
Expected volatility	61.12% - 68.74%	70.98% - 76.97%
Risk free interest rate	0.48% - 0.98%	0.27% - 1.39%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2020	2,982,000	$1.08	$2,101,780	2.35
Issued	90,000	$3.38	—	—
Exercised	(1,094,998)	$0.82	$(3,166,433)	—
Forfeited or expired	(42,000)	$1.04	—	—
Outstanding – December 31, 2021	1,935,002	$1.33	$4,788,314	1.87
Exercisable – December 31, 2021	1,458,001	$1.12	$3,914,356	1.35

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2020	845,000	$1.55	$197,608	3.83
Granted	90,000	$3.38	—	—
Vested	(416,333)	$1.51	—	—
Forfeited	(41,666)	$1.04	—	—
Unvested – December 31, 2021	477,001	$1.97	$873,958	3.45

As of December 31, 2021, our unrecognized share-based compensation expense associated with the stock options issued was $382,021, which is expected to be amortized over a weighted-average of 1.75 years.

Restricted Awards

During the year ended December 31, 2021, we issued an aggregate of 298,333 restricted shares of our common stock valued at $1,112,882 to our board members in consideration of their service on the Board. These shares vested immediately on the grant date. An additional 80,000 restricted shares of our common stock valued at $181,600 were issued to an employee of the Company on February 17, 2021. These shares were granted in consideration of the individual’s service to the Company. These shares vested on November 11, 2021. As of December 31, 2021, there were 2,379,466 restricted shares outstanding. Of the restricted shares outstanding, 100,000 restricted shares were unvested.

NOTE 14. SUBSEQUENT EVENTS

On March 16 2022, we, the lenders from time to time party (the “Loan Parties”) and Fortress Credit Corp., as the Agent entered into the Consent and Waiver to Fortress Credit Agreement.

Pursuant to the Consent and Waiver Agreement, the Company  acknowledged that it was  in default under the Fortress Credit Agreement as a result of its failure to comply with a requirement of the Fortress Credit Agreement not to permit, on the last Business Day of each calendar month, more than the Dollar Equivalent of $1,000,000 (or such greater amount determined by the Agent in its sole discretion) in the aggregate to be on deposit in Isle of Man deposit or securities accounts which are not subject to Control Agreements (as such term is defined in the Guaranty and Security Agreement) or other security arrangements acceptable to the Agent (the “Existing Default”) for the months of November 2021, December 2021, January 2022 and February 2022 (the “Specified Compliance Periods”). The Company cured the default. Pursuant to the Consent and Waiver Agreement, the Company has requested that the Agent and Required Lenders waive, and the Agent and the Lenders signatory hereto constituting the Required Lenders agree to waive, the Existing Default for the Specified Compliance Periods indicated above.

Other than as specifically referenced in the Consent and Waiver Agreement, the Credit Agreement remains in full force and effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our directors and executive officers, their ages and their appointment date/years in position as of December 31, 2021.

Name	Age	Office(s) Held	Years in Position/Date of Appointment or Commencement
Todd P. Cravens	49	President and Chief Executive Officer	4 years/July 24, 2017
Harry C. Hagerty	61	Chief Financial Officer, Secretary and Treasurer	4 years/May 1, 2017
Mark A. Lipparelli	56	Chairman of the Board	4 years/July 26, 2017
Michael Gavin Isaacs	57	Director	2 year/June 3, 2019
Cheryl A. Kondra	49	Director	December 2, 2021
William A. Zender	66	Director	7 years/May 1, 2014
Bryan W. Waters	59	Director	6 years/April 1, 2015

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

Mark A. Lipparelli was appointed to our Board and as our Chairman on July 26, 2017. Mr. Lipparelli currently serves as the Managing Member and Chief Executive Officer of GVII, LLC, a Nevada gaming licensee that manages the Westgate Resort Las Vegas; Managing Member and CAMS, LLC, a technology services company to the online gaming industry; Managing Member of SBOpco, LLC, a sportsbook company operating as SuperBook. Additionally, Mr. Lipparelli serves as an advisor to limited number of operating and investment entities through GVIII, LLC where he is the Managing Member. Mr. Lipparelli has served as a member of the Board of Directors of Golden Entertainment, Inc. since 2015. Mr. Lipparelli also formerly represented State Senate District 6 in the Nevada Legislature, having been appointed to the post in December 2014, and served on a number of Senate committees. Mr. Lipparelli has also been an appointee to the Nevada Gaming Policy Committee. Between 2009 and 2012, Mr. Lipparelli served as a Board Member and Chairman of the Nevada Gaming Control Board. Between 2002 and 2007, Mr. Lipparelli served in various executive management positions at Bally Technologies, Inc., a gaming technology supply company listed on the NYSE, including as Executive Vice President of Operations. Prior to joining Bally, Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a publicly traded gaming supply company, from 2001 to 2003; as Chief Financial Officer of Camco, Inc., a retail chain holding company, from 2000 to 2001; as Senior Vice President of Entertainment Systems for Bally Gaming, Inc. (a subsidiary of publicly traded Alliance Gaming Corporation), from 1998 to 2000; and various management positions including Vice President of Finance for publicly traded Casino Data Systems from 1993 to 1998. Mr. Lipparelli is a Board Trustee Emeritus of the University of Nevada Foundation, Board Member of the International Center for Responsible Gaming, member of the International Association of Gaming Advisors and a member of the International Masters of Gaming Law. Mr. Lipparelli holds a bachelor’s degree in finance and a master’s degree in economics from the University of Nevada, Reno. Among other qualifications, Mr. Lipparelli brings over 25 years of experience in the gaming industry, including his service as Chief Executive Officer of a strategic advisory and product development firm, various executive management positions at companies serving the gaming industry, his legislative experience with the State Senate and past roles with the Nevada Gaming Control Board.

William A. Zender is a Director. A graduate of the University of Nevada at Las Vegas, Mr. Zender earned a bachelor’s degree in Hotel Administration in 1976 and a Master’s Degree in Business from the University of Phoenix in 2004. For the period of 1979 to 1981, Mr. Zender became an Enforcement Agent with the Nevada Gaming Control Board. In 1982, Mr. Zender performed various consulting services and continued such consulting through various times during his career. In 1988, Mr. Zender became the Asian Games Manager at the famous Desert Inn Casino in Las Vegas until 1989 when he became the Casino Manager for the Maxim Hotel and Casino, also in Las Vegas. In 1991, Mr. Zender was the Games Manager at Artichoke Joe’s Casino in San Bruno, California and served as General Manager of Artichoke Joe’s Casino in 2018 and 2019. Mr. Zender was the Vice President and Owner of the Aladdin Hotel and Casino from 1992 to 1997. In 2005, Mr. Zender became Consultant and Owner of Last Resort Consulting until 2007 at which time he began performing consulting services full time through Bill Zender and Associates, LLC. His credentials include authoring seven books on gambling and gaming management and is currently an adjunct professor at the University of Nevada in the Extended Studies Program (Casino). Mr. Zender was awarded the “Lifetime Achievement Award” at the 2014 World Game Protection Conference for his invaluable contributions and generous dedication to the casino industry. Mr. Zender has testified as an expert witness in several major civil and criminal court gaming cases in the US, Australia, and Asia. Mr. Zender brings to the Board extensive table game industry experience.

Bryan W. Waters is a Director. Mr. Waters is a senior executive skilled at building and leading teams to achieve outstanding results using a combination of judgment, experience and enthusiasm. He has a reputation as the "go-to" person to deal with high stakes, high profile challenges, whether that involves financial turnaround, restructure, mergers and acquisitions and/or charting of a new strategic direction. Mr. Waters is experienced at running, successfully growing and exiting Private Equity sponsored companies. A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous executive positions throughout his 12 years with the bank, including President of the Southern Nevada region. In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender. Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company December 2005 to Cash America International, Inc. a NYSE listed company. Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer and was responsible for P & L growth of the privately held $2.3 billion 17 branch bank until its sale to U.S. Bank in October 2009. In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy claims in the country. At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets. In 2012, Mr. Waters founded Magnolia Lane Partners, LLC, which is comprised of former executives of B-Line (an advisory and asset management firm focused primarily in the accounts receivable management industry with a specific focus on purchasing consumer receivables in bankruptcy). Also in 2012, Mr. Waters joined the Board of CBV Collection Services, LTD (“CBV”), a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada. In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015. Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees throughout 850 finance centers from June 2015 through June 2016. Mr. Waters served as President and Chief Operating Officer of Genesis Financial Solutions, the largest second look private label credit card issuer in the United States, from June 2016 to January 2018. Mr. Waters most recently served as CEO of Microf, LLC, a fin-tech platform and lease to own provider for the home improvement industry from June 2019 through September 2021. Mr. Waters is currently semi-retired and overseeing Magnolia Lane Partners, LLC and active in advising several specialty finance entities.

Michael Gavin Isaacs is a Director. Mr. Isaacs is a former Non-Executive Director of Draftkings Inc. (NASDAQ:DKNG) and former Chairman of SBTech. Mr. Isaacs is also Chairman of the Board of Directors of Altitude Acquisition Corp. (Nasdaq: ALTUU), a blank-check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses in the travel, travel technology and/or travel-related industries. Mr. Isaacs served as Vice Chairman of the Board Scientific Games Corporation between August 2016 and December 2018, and prior to that was President and Chief Executive Officer of Scientific Games from June 2014 until August 2016. He was also a member of the board of directors of Scientific Games from June 2014 through 2018. Prior to 2014 Mr. Isaacs served as Chief Executive Officer of SHFL Entertainment, Inc. and served as Executive Vice President and Chief Operating Officer of Bally from 2006 through 2011. Prior to joining Bally, he held senior roles at Aristocrat Leisure Limited, including Head of Global Marketing and Business Development, Managing Director of Aristocrat’s London-based European subsidiary and President of Aristocrat Technologies, Inc., Aristocrat’s Las Vegas-based subsidiary. Mr. Isaacs previously served as a Trustee 5 and the President of the International Association of Gaming Advisors, and as Vice Chairman of the board of directors of the American Gaming Association. Mr. Isaacs’ qualifications to serve on the Board include more than 20 years’ experience in the gaming and technology industries, including in executive and leadership positions. Mr. Isaacs has a Masters of Laws degree and an undergraduate degree in Accounting and Financial Systems. Mr. Isaacs also brings public company board experience.

Cheryl Kondra is a Director and was named the Audit Committee Chairman as of March 2022. Ms. Kondra currently serves as Vice President of Internal Audit at Tractor Supply Company (NASDAQ:TSCO), the largest rural lifestyle retailer in the United States. As a global audit and compliance leader, Ms. Kondra has earned a reputation for agile, ethical leadership among external auditors, colleagues, and clients for handling domestic and international audit and compliance requirements in publicly traded, startup, and PE-owned companies. A board presenter, team builder, industry speaker, and influential executive often sought to build and strengthen internal audit, she has achieved notable cost savings, with concurrent advances in risk identification, audit integrity, budget reductions, staff empowerment, and standards at Caesars Entertainment, Pinnacle Entertainment, Genting Americas, and Tractor Supply Company. Prior to Tractor Supply Company, she had an extensive career in gaming, having served as the VP of Internal Audit for Genting Americas from 2019-2020. Prior to that she was VP of Internal Audit and Chief Compliance Officer at Pinnacle Entertainment from October 2014 – September 2018. Ms. Kondra was the Chief Audit Executive at Caesars Entertainment from October 2007-August 2014 and held various other positions with Harrah’s and Caesars Entertainment since 1997 within the Internal Audit and Compliance functions. Ms. Kondra’s qualifications to serve on the Board include more than 25 years’ experience in the gaming industry and audit/compliance field, including in executive and leadership positions. She built strong teams to address the many audit, Sarbanes Oxley compliance, regulatory and legal issues impacting companies in the gaming sector. Ms. Kondra has a Master of Accountancy degree and an undergraduate degree in Accounting. Ms. Kondra is a Certified Internal Auditor.

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

For the year ended December 31, 2021, the members of the Compensation Committee were Mr. Isaacs (Chairman), Mr. Waters and Mr. Zender.

Audit Committee. At a meeting of the Board of Directors on February 21, 2022, the Board approved the creation of an Audit Committee. Members of the Audit Committee are Cheryl Kondra (Chair), Mr. Isaacs and Mr. Waters.

The duties of the Audit Committee include but are not limited to: approving the selection of our independent accountants and meeting and interacting with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2021, or as of the date of this report, to the process for recommending nominees to our Board.

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

Code of Ethics. As of December 31, 2021, we had not adopted a separate Code of Ethics for our financial executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company does have in place a new code of conduct which is included in its employee handbook, amongst other polices. The code of conduct and all other policies within the employee handbook are to be followed by all employees.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, there were no reports that were not filed on a timely basis.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan	Non-qualified Deferred Earnings	All Other Compensation(1)	Total
Todd P. Cravens (1) (2) Chief Executive Officer	2021 2020	$275,000 $274,327	— $139,500	$181,600 —	— $255,017	— —	— —	$18,731 $17,260	$475,331 $686,104
Harry C. Hagerty (1) Chief Financial Officer	2021 2020	$200,000 $200,000	— $111,500	— $107,720	— —	— —	— —	$19,991 $19,072	$219,991 $438,292

(1)	For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a deferred contribution plan (“401k”).
(2)

During the year ended December 31, 2021, Mr. Cravens received 80,000 shares of our restricted common stock valued at $181,600, using the grant date trading price of our stock. The shares vested in full on November 11, 2021. During the year ended December 31, 2020, Mr. Cravens was granted options to purchase 225,000 shares of our common stock. The value of Mr. Cravens’ option awards was based on their grant date fair value, using the Black-Scholes option pricing model.

Outstanding equity awards at fiscal year-end table. The following table summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding for each named executive officer as of the end of the last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Todd P. Cravens, CEO	938,000	137,000	—	$0.76 - $1.93	7/26/22, 10/12/23, 2/21/24, 2/17/25	—	—	—	—
Harry C. Hagerty, CFO	—	66,668	—	$1.97	10/22/24	—	—	—	—

Compensation of directors table. The table below summarizes all compensation paid to each named director for the last completed fiscal year.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Mark A. Lipparelli(1)	$90,000	$368,000	$—	$—	$—	$—	$458,000
Michael Gavin Isaacs(2)	$42,000	$232,200	$—	$—	$—	$—	$274,200
Cheryl A. Kondra(3)	$3,500	$13,032	$—	$—	$—	$—	$16,532
William A. Zender(4)	$42,000	$147,200	$—	$—	$—	$—	$189,200
Bryan W. Waters(5)	$42,000	$147,200	$—	$—	$—	$—	$189,200
(1)

Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017. During the year ended December 31, 2021, Mr. Lipparelli received 100,000 shares of our restricted common stock in quarterly installments valued at $368,000, using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Mr. Lipparelli annual cash compensation of $90,000 paid in monthly installments.

(2)

Mr. Isaacs was appointed to the Board effective June 3, 2019, and the Board authorized the issuance of 75,000 restricted shares of our common stock, which vest yearly over a three-year period beginning June 3, 2020. 50,000 shares have vested as of December 31, 2021, with a value of $85,000, using the trading price of our stock on that day. During the year ended December 31, 2021, Mr. Isaacs received 40,000 shares of our restricted common stock in quarterly installments valued at $147,200, using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Mr. Isaacs cash compensation of $42,000 paid in monthly installments.

(3)

Ms. Kondra was appointed to the Board effective December 2, 2021, and the Board authorized the issuance of 75,000 restricted shares of our common stock, which vest yearly over a three-year period beginning December 2, 2022. During the year ended December 31, 2021, Ms. Kondra received 3,333 shares of our restricted common stock valued at $13,032, using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Ms. Kondra cash compensation of $3,500 paid in monthly installments.

(4)

Mr. Zender was appointed to the Board effective May 1, 2014. During the year ended December 31, 2021, Mr. Zender received 40,000 shares of our restricted common stock in quarterly installments valued at $147,200, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2021, Mr. Zender exercised 100,000 options valued at $330,250, using the exercise date price of our stock. We also provided Mr. Zender annual cash compensation of $42,000 paid in monthly installments.

(5)

Mr. Waters was appointed to the Board, effective April 1, 2015. During the year ended December 31, 2021, Mr. Waters received 40,000 shares of our restricted common stock in quarterly installments valued at $147,200, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2021, Mr. Waters exercised 100,000 options valued at $322,625, using the exercise date price of our stock. We also provided Mr. Waters annual cash compensation of $42,000 paid in monthly installments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2022, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon a total of 23,785,636 shares as of March 28, 2022, consisting of 23,718,968 shares outstanding and 66,668 stock options and restricted stock which are exercisable at March 28, 2022 or within 60 days.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Mark A. Lipparelli, Director(1)	1,918,250	8.13%
Michael Gavin Isaacs, Director(2)	225,871	0.96%
William A. Zender, Director(3)	623,267	2.65%
Bryan W. Waters, Director(4)	531,600	2.26%
Cheryl A. Kondra(5)	3,333	0.01%
Todd P. Cravens, President and Chief Executive Officer(6)	1,140,000	4.85%
Harry C. Hagerty, Chief Financial Officer(7)	873,500	3.71%
Total Directors, Executive Officers & Beneficial Owners > 5%	5,315,821	22.57%

(1)

Mr. Lipparelli holds options to purchase 75,000 shares of our common stock which are either exercisable at March 28, 2022, or within 60 days. In addition, Mr. Lipparelli holds 1,718,250 shares of common stock under his name and 125,000 shares under Mark Allan Lipparelli TTEE.

(2)	Mr. Isaacs holds 225,871 shares of common stock.
(3)	Mr. Zender holds options to purchase 100,000 shares of our common stock which are either exercisable at March 28, 2022, or exercisable within 60 days and 523,267 shares of common stock.
(4)	Mr. Waters holds options to purchase 100,000 shares of our common stock which are either exercisable at March 28, 2022 or exercisable within 60 days and 431,600 shares of common stock.
(5)	Ms. Kondra holds 3,333 shares of common stock.
(6)	Mr. Cravens holds options to purchase 938,000 shares of our common stock which are either exercisable at March 28, 2022, or exercisable within 60 days and 202,000 shares of common stock.
(7)	Mr. Hagerty holds options to purchase 66,668 shares of our common stock which are either exercisable at March 28, 2022, or exercisable within 60 days and 805,832 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of audit fees billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31:

Fee Type	2021	2020
Audit fees	$265,088	$318,285
Total fees	$265,088	$318,285

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013

10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013

10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011

10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011

10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011

10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011

10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer	8-K	000-30653	10.1	July 9, 2012

10.8	Board of Directors Service Agreement with Norm DesRosiers, Director	8-K	000-30653	99.2	February 3, 2014

10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive	8-K	000-30653	10.1	February 27, 2014

10.10	Board of Directors Service Agreement with William A. Zender, Director	8-K	000-30653	1.1	April 2, 2014

10.11	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.12	Promissory Note with Robert Saucier, Chief Executive Officer	8-K	000-30653	10.1	October 29, 2015

10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer	10-Q	000-30653	99.2	November 16, 2015

10.14	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017

10.15	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017

10.16	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016

10.17	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016

10.18	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016

10.19	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016

10.20	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016

10.21	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016

10.22	Warrant Agreement dated August 29, 2016, with the lenders	8-K/A	000-30653	99.2	August 30, 2016

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.23	Guaranty and Security agreement dated August 29, 2016, with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016

10.24	Promissory Note Restructuring Agreement dated August 10, 2015, between Carpathia Associates, LLC and Galaxy Gaming, Inc.	10-Q	000-30653	99.1	November 16, 2015

10.25	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015

10.26	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018

10.27	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017

10.28	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017

10.29	Credit Agreement, dated April 24, 2018, between Galaxy Gaming, Inc., a Nevada corporation, and ZB, N.A. DBA Nevada State Bank, a Nevada state banking corporation	8-K	000-30653	10.1	April 27, 2018

10.30	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019

10.31	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019

10.32	First Amendment to Credit Agreement dated April 22, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019

10.33	Second Amendment to Credit Agreement dated May 6, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019

10.34	Board of Director Service Agreement dated June 3, 2019, with Michael Gavin Isaacs	8-K	000-30653	10.1	June 6, 2019

10.35	Third Amendment to Credit Agreement dated August 16, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 28, 2019

10.36	Amendment #2 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 19, 2020

10.37	Fourth Amendment to Credit Agreement dated October 14, 2019, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	October 15, 2019

10.38	Membership Interest Purchase Agreement dated February 25, 2020, between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.2	February 26, 2020

10.39	Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act	8-K	000-30653		April 21, 2020

10.40	Forbearance and Fifth Amendment to Credit Agreement dated August 14, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 14, 2020

10.41	First Amendment dated August 21, 2020, to Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.1	August 24, 2020

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.42	Sixth Amendment to Credit Agreement dated October 26, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	November 4, 2020

10.43	$4,000,000 Promissory Note of Galaxy Gaming, Inc. in favor of Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.2	November 4, 2020

10.44	Seventh Amendment to Credit Agreement dated November 16, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	November 17, 2020

10.45	Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.46	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.47	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 7, 2021

10.48	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.49	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.50	Form of Indemnification Agreement for Cheryl Kondra, Director	8-K	000-30653	10.2	December 7, 2021

10.51	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 16, 2022

23.2	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 30, 2022

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2022

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	March 30, 2022
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 30, 2022
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 30, 2022
Mark A. Lipparelli /s/ MICHAEL GAVIN ISAACS	Director	March 30, 2022
Michael Gavin Isaacs
/s/ WILLIAM A. ZENDER	Director	March 30, 2022
William A. Zender /s/ BRYAN W. WATERS	Director	March 30, 2022
Bryan W. Waters

/s/ CHERYL A. KONDRA	Director	March 30, 2022
Cheryl A. Kondra