Form 10-Q
period 2022-03-31
Galaxy Gaming, Inc.
filed 2022-05-16
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,779,599 common shares as of May 10, 2022.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$17,242,102	$16,058,714
Accounts receivable, net of allowance of $332,864 and $348,695, respectively	4,332,696	4,377,165
Inventory	752,699	770,248
Income tax receivable	765,160	1,536,682
Prepaid expenses	949,634	1,125,777
Other current assets	162,690	21,536
Total current assets	24,204,981	23,890,122
Property and equipment, net	91,518	98,594
Operating lease right-of-use assets	1,110,721	1,167,903
Assets deployed at client locations, net	432,322	360,735
Goodwill	1,091,000	1,091,000
Other intangible assets, net	13,082,297	13,677,264
Other assets	139,217	167,087
Total assets	$40,152,056	$40,452,705
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$488,235	$374,323
Accrued expenses	1,904,179	2,666,073
Revenue contract liability	106,250	37,500
Current portion of operating lease liabilities	223,842	222,806
Current portion of long-term debt	934,433	1,100,369
Total current liabilities	3,656,939	4,401,071
Long-term operating lease liabilities	961,905	1,019,029
Long-term debt and liabilities, net	52,363,551	52,143,810
Deferred tax liabilities, net	6,537	175,218
Total liabilities	56,988,932	57,739,128
Commitments and Contingencies (See Note 8)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 23,762,933 and 23,523,969 shares issued and outstanding, respectively	23,763	23,524
Additional paid-in capital	16,885,816	16,380,597
Accumulated deficit	(33,557,313)	(33,543,351)
Accumulated other comprehensive loss	(189,142)	(147,193)
Total stockholders’ deficit	(16,836,876)	(17,286,423)
Total liabilities and stockholders’ deficit	$40,152,056	$40,452,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
Licensing fees	$5,918,599	$4,282,901
Total revenue	$5,918,599	$4,282,901
Costs and expenses:
Cost of ancillary products and assembled components	52,590	14,304
Selling, general and administrative	3,043,359	2,711,052
Research and development	199,070	118,701
Depreciation and amortization	724,462	717,254
Share-based compensation	310,002	316,640
Total costs and expenses	4,329,483	3,877,951
Income from operations	1,589,116	404,950
Other income (expense):
Interest income	2,233	382
Interest expense	(1,687,022)	(180,910)
Share redemption consideration	—	(195,482)
Foreign currency exchange loss	(60,263)	(8,975)
Change in fair value of interest rate swap liability	—	49,822
Total other expense, net	(1,745,052)	(335,163)
(Loss) income before benefit for income taxes	(155,936)	69,787
Benefit for income taxes	141,974	18,950
Net (loss) income	(13,962)	88,737
Foreign currency translation adjustment	(41,949)	(79,207)
Comprehensive (loss) income	$(55,911)	$9,530

Net (loss) income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted-average shares outstanding:
Basic	24,405,278	18,838,221
Diluted	24,405,278	20,173,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(13,962)	—	(13,962)
Foreign currency translation loss	—	—	—	—	(41,949)	(41,949)
Stock options exercised	219,999	220	195,236	—	—	195,456
Share-based compensation	18,965	19	309,983	—	—	310,002
Balance, March 31, 2022	23,762,933	$23,763	$16,885,816	$(33,557,313)	$(189,142)	$(16,836,876)

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2020	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)
Net income	—	—	—	88,737	—	88,737
Foreign currency translation loss	—	—	—	—	(79,207)	(79,207)
Stock options exercised	50,000	50	10,949	—	—	10,999
Share-based compensation	55,000	55	316,585	—	—	316,640
Balance, March 31, 2021	22,075,638	$22,076	$11,126,070	$(35,566,426)	$(41,516)	$(24,459,796)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net (loss) income	$(13,962)	$88,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	724,462	717,254
Amortization of right-of-use assets	57,182	56,472
Amortization of debt issuance costs and debt discount	369,741	12,243
Bad debt (recovery) expense	(15,831)	76,160
Change in fair value of interest rate swap liability	—	(49,822)
Deferred income tax	(168,681)	-
Share-based compensation	310,002	316,640
Foreign currency exchange loss (gain)	60,263	(3,573)
Changes in operating assets and liabilities:
Accounts receivable	14,836	(1,139,395)
Inventory	(110,710)	(70,010)
Income tax receivable/payable	793,522	(42,816)
Prepaid expenses and other current assets	34,989	138,788
Other assets	27,870	(144,072)
Accounts payable	114,236	(66,044)
Accrued expenses	(784,082)	834,001
Revenue contract liability	68,750	77,083
Operating lease liabilities	(56,088)	(33,817)
Net cash provided by operating activities	1,426,499	767,829
Cash flows from investing activities:
Investment in intangible assets	(59,616)	(49,900)
Acquisition of property and equipment	(6,131)	(31,892)
Net cash used in investing activities	(65,747)	(81,792)
Cash flows from financing activities:
Proceeds from stock option exercises	195,456	10,999
Principal payments on long-term debt	(315,936)	(568,638)
Net cash used in financing activities	(120,480)	(557,639)
Effect of exchange rate changes on cash	(56,884)	(40,366)
Net increase in cash and cash equivalents	1,183,388	88,032
Cash and cash equivalents – beginning of period	16,058,714	5,993,388
Cash and cash equivalents – end of period	$17,242,102	$6,081,420
Supplemental cash flow information:
Cash paid for interest	$1,358,531	$112,487
Cash paid for income taxes	$—	$500
Supplemental schedule of non-cash activities:
Debt modification fee payable	$—	$50,185
Inventory transferred to assets deployed at client locations	$128,259	$29,849

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

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability and productivity, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide and to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa as well as to cruise ship companies. We license our products and services for use solely in legalized gaming markets. We also license our content and distribute content from other companies to iGaming operators throughout the world.

Disruptions due to the COVID-19 crisis continue to impact our results of operations. Most of the Company’s land-based customers have resumed normal operations. However, some of our customers rely on international travelers from countries that are still enforcing COVID-19 lockdowns or are affected by the war in Ukraine.

We rely on third-party suppliers and manufacturers in China. Many of these suppliers were affected by COVID-19 and the worldwide supply chain disruptions that ensued and, in many cases, are continuing. These disruptions of our suppliers and their contract manufacturers may impact our sales and operating results going forward.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes thereto included in our 2021 10-K.

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

Consolidation. The financial statements are presented on a consolidated basis and include the results of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents. Our cash and cash equivalents consist of bank deposits. These deposits are in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses, and we believe the risk of future loss is negligible.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at face value less an allowance for doubtful accounts. Accounts receivable are non-interest bearing. The Company reviews the accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts is estimated based on specific customer reviews, historical collection trends and current economic and business conditions.

Goodwill. Goodwill (Note 5) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amount will be reduced, and an impairment loss will be recognized.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	30 years
Non-compete agreements	9 years
Internally-developed software	3 years

Other intangible assets (Note 5) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three months ended March 31, 2022.

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

Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the condensed consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 6).

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

Segment Information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently have two operating segments (land-based gaming and online gaming) which are aggregated into one reporting segment.

Other significant accounting policies. Our significant accounting policies are described in our 2021 10-K. There have been no material changes to those policies.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended March 31,
	2022	2021
North America and Caribbean	$2,291,913	$2,451,896
Europe, Middle East and Africa	3,626,686	1,831,005
Total revenue	$5,918,599	$4,282,901

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $996,258 and $771,293 for the periods ended March 31, 2022 and December 31, 2021, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following at:

	March 31,	December 31,
	2022	2021
Raw materials and component parts	$340,180	$413,320
Finished goods	412,519	356,928
Inventory, net	$752,699	$770,248

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2022	2021
Patents	$13,507,997	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Software	342,956	283,340
Other intangible assets, gross	31,432,776	31,373,160
Less: accumulated amortization	(18,350,479)	(17,695,896)
Other intangible assets, net	$13,082,297	$13,677,264

For the three months ended March 31, 2022 and 2021, amortization expense related to other intangible assets was $653,330 and $649,171, respectively.

NOTE 6. LEASES

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

As of March 31, 2022, our leases have remaining lease terms ranging from three months to 57 months.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2022
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,110,721

Operating lease current liabilities	$223,842	Current portion of operating lease liabilities

Operating lease long-term liabilities	961,905	Long-term operating lease liabilities

Total operating lease liabilities	$1,185,747

Weighted-average remaining lease term:
Operating leases	4.7 years

Weighted-average discount rate:
Operating leases	4.2%

The components of lease expense are as follows:

	Three Months Ended March 31, 2022
	Amount	Classification
Operating lease cost	$70,905	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2022
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68,840	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	Supplemental cash flow information

As of March 31, 2022, future maturities of our operating lease liabilities are as follows:

Twelve Months Ending March 31,	Amount
2023	$223,842
2024	235,551
2025	245,204
2026	266,645
2027	214,505
Thereafter	—
Total lease liabilities	$1,185,747

NOTE 7. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	March 31,	December 31,
	2022	2021
Fortress credit agreement	$59,850,000	$60,000,000
Insurance notes payable	334,433	500,369
Long-term liabilities, gross	60,184,433	60,500,369
Less: Unamortized debt issuance costs	(6,886,449)	(7,256,190)
Long-term liabilities, net of debt issuance costs	53,297,984	53,244,179
Less: Current portion	(934,433)	(1,100,369)
Long-term liabilities, net	$52,363,551	$52,143,810

For most of 2021, our long-term liabilities consisted of term and revolving notes owed to Nevada State Bank, borrowings under the Main Street Priority Loan Program, and redemption consideration owed to Triangulum Partners LLC. All of those liabilities were paid in full from the proceeds of the Fortress Credit Agreement.

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress Credit Agreement”) in the amount of $60 million.

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow beginning in 2023. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of 8.00x for the quarter ending March 31, 2022, and the Company was in compliance with that covenant. Also, the Fortress Credit Agreement requires that the Company not allow balances in bank accounts that are not covered by an account control agreement to exceed $1 million at any month-end. The bank accounts held by PGP in the Isle of Man are not covered by account control agreements and the balances in those accounts exceeded $1 million at the end of November and December 2021 and January and February 2022. In March 2022, the balances in those accounts were reduced to less than $1 million. The Company informed Fortress of the covenant breach, and a Consent and Waiver Agreement was executed among the Company, Fortress as Agent, and the Lenders party to the Fortress Credit Agreement on March 16, 2022.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

As of March 31, 2022, future maturities of our long-term liabilities are as follows:

Twelve Months Ending March 31,	Total
2023	$934,433
2024	600,000
2025	600,000
2026	600,000
2027	57,450,000
Thereafter	—
Long-term liabilities, gross	$60,184,433

NOTE 8. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2022 and 2021, respectively, we had the following client concentrations:

	Location	Three Months Ended March 31, 2022 Revenue	Three Months Ended March 31, 2021 Revenue	Accounts Receivable March 31, 2022	Accounts Receivable December 31, 2021
Client A	Europe	31.0%	29.7%	$514,137	$-
Client B	North America	8.5%	11.2%	$472,798	$138,338

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict. There are no current or threatened legal proceedings.

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

NOTE 9. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2022 was 6.66%, as compared to 12.92% at March 31, 2021. This decrease was primarily due to the reduced tax benefits from foreign rate differential, increased benefit for foreign derived intangible income and a change in valuation allowance as a result of changes in estimates of current-year ordinary income considered in determining the forecasted AETR.

For the three months ended March 31, 2022 and 2021, our effective tax rate (“ETR”) was 143.35% and (27.15)%, respectively. The increase in the ETR for the three months ended March 31, 2022 is a result of favorable discrete items related to excess tax benefits from stock-based compensation that exceeded pre-tax book loss for the quarter.

NOTE 10. SUBSEQUENT EVENTS

On April 20, 2022, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Tice Brown (“Mr. Brown”).

Pursuant to the terms of the Cooperation Agreement, Mr. Brown has agreed to (1) irrevocably withdraw his proposed nomination of himself to the Board of Directors of the Company (the “Board”) and his proposal requesting that the Board declassify the Board by electing each director on an annual basis, with respect to the 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”), (2) immediately cease all solicitation efforts in connection with the 2022 Annual Meeting and (3) cause all voting securities of the Company owned beneficially by Mr. Brown and for which he has the right to direct the vote, to be cast in favor of each of the Company’s proposals and for each of the Board’s nominees for director at the 2022 Annual Meeting.

In addition, the Company has agreed to form a hiring committee consisting of two current members of the Board and one independent stockholder who has owned shares of the Company’s common stock for more than two years (the “Hiring Committee”) for the purpose of identifying and unanimously recommending to the Board a qualified candidate (the “Independent Director”) to fill the vacancy created by Mr. William Zender, who intends to resign as a member of the Board. The Board has agreed to promptly cause the Independent Director, subject to the satisfaction of certain qualifications and requirements as set forth in the Cooperation Agreement, to be appointed to the Board for a term expiring at the 2024 Annual Meeting of Stockholders.

The Cooperation Agreement also provides for certain “standstill” provisions that restrict Mr. Brown and his affiliates from, among other things, engaging in any solicitation of proxies or written consents with respect to the voting securities of the Company or acquiring any securities of the Company that would result in Mr. Brown having beneficial ownership of more than 9.9% of the Company’s voting securities. The standstill provisions expire on the date that is two years after the 2022 Annual Meeting, unless the Cooperation Agreement is earlier terminated in accordance with the terms thereof. The Cooperation Agreement also provides Mr. Brown with certain Board observer rights prior to the appointment of the Independent Director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2022 and 2021. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2021 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on casino floors and on legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability and productivity or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Results of operations for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we generated revenues of $5,918,599 compared to $4,282,901 for the comparable prior-year period, representing an increase of $1,635,698, or 38.2%. This increase was attributable to the continued recovery of our land-based customers from the effects of the COVID-19 crisis, particularly in the United Kingdom. Also, our online gaming revenues increased due to increased revenue earned by our iGaming clients, reflecting continued growth in their non-US markets and significantly increased revenue in existing or newly-opened US markets.

Selling, general and administrative expenses for the three months ended March 31, 2022 were $3,043,359 compared to $2,711,052 for the comparable prior-year period, representing an increase of $332,307, or 12.3%. This increase was due to higher internal labor and related expenses (base salary, payroll-related taxes, bonus accrual and travel). These increases were offset by a decrease in legal fees related to the Triangulum lawsuit.

Research and development expenses for the three months ended March 31, 2022 were $199,070, compared to $118,701 for the comparable prior-year period, representing an increase of $80,369, or 67.7%. This increase was primarily due to higher internal labor and related expenses (base salary, payroll-related taxes, commissions and bonus accrual).

Share-based compensation expenses for the three months ended March 31, 2022 were $310,002, as compared to $316,640 for the comparable prior-year period, representing a decrease of $6,638, or 2.1%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2022.

As a result of the changes described above, income from operations increased $1,184,166 or 292.4% to $1,589,116 for the three months ended March 31, 2022, compared to income from operations of $404,950 for the comparable prior-year period.

Total interest expense increased $1,506,112, or 832.5%, to $1,687,022 for the three months ended March 31, 2022, compared to $180,910 for the comparable prior-year period. The increase was attributable to 1) a larger balance of debt outstanding in the current period as compared to the prior year, and 2) higher rates of interest on the current borrowings.

Share redemption consideration was $0 in the three months ended March 31,2022, compared to $195,482 in the comparable prior-year period. The reduction is due to the payment in full of the Triangulum Redemption Consideration Obligation in November 2021.

Income tax benefit was ($141,974) for the three months ended March 31, 2022, compared to income tax benefit of ($18,950) for the comparable prior-year period. The increase in benefit is primarily the result of increased favorable discrete items related to excess tax benefits from stock-based compensation.

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

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2022	2021
Net (loss) income	$(13,962)	$88,737
Interest expense	1,687,022	180,910
Share redemption consideration	—	195,482
Interest income	(2,233)	(382)
Depreciation and amortization	724,462	717,254
Share-based compensation	310,002	316,640
Foreign currency exchange loss/(gain)	60,263	8,975
Change in fair value of interest rate swap liability	—	(49,822)
(Benefit) provision for income taxes	(141,974)	(18,950)
Severance expense	21,727	3,750
Special project expense	28,124	249,436
Adjusted EBITDA	$2,673,431	$1,692,030

Liquidity and capital resources. We have generally been able to fund our continuing operations, our investments, and the interest expense and principal amortization under our existing borrowings through cash flow from operations. We may require additional capital to undertake acquisitions or to repay in full our indebtedness. Our ability to access capital for these activities will depend on conditions in the capital markets and investors’ perceptions of our business prospects and such conditions and perceptions may not always favor us.

As of March 31, 2022, we had total current assets of $24,204,981 and total assets of $40,152,056. This compares to $23,890,122 and $40,452,705, respectively, as of December 31, 2021. The increase in total current assets at March 31, 2022 was due primarily to higher revenues in the 2022 period. The decrease in total assets was primarily due to amortization of other intangibles.

Our total current liabilities as of March 31, 2022 decreased to $3,656,939 from $4,401,071 as of December 31, 2021, primarily due to the payment of accrued bonuses in March 2022.

Our business was profitable and cash-flow positive from operations in Q1 2022. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as they come due.

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

Our operating activities provided cash of $1,426,499 for the three months ended March 31, 2022, compared to $767,829 for the comparable prior period. The increase in operating cash flow was primarily due to higher income from operations, partially offset by higher interest expense.

Investing activities used cash of ($65,747) for the three months ended March 31, 2022, compared to cash used of ($81,792) for the comparable prior period. This decrease was primarily due to the acquisition of certain software tools in the 2021 period which did not recur in the 2022 period.

Cash used in financing activities during the three months ended March 31, 2022 was ($120,480). This compares to ($557,639) cash used by financing activities for the comparable prior period. The decreased was due to lower amortization of principal on our borrowings in the 2022 period and to higher proceeds from stock option exercises.

Critical accounting policies. Our significant accounting policies are described in our 2021 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of March 31, 2022, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 8 above and Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2021 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2022, 18,965 restricted shares of our common stock valued at $87,808 were issued to members of our Board of Directors in partial consideration for their service in Q1 2022. These shares were fully vested upon issuance. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.2	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.3	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 8, 2021

10.4	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.5	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.6	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 16, 2022

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 16, 2022

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)