Form 10-Q
period 2022-06-30
Galaxy Gaming, Inc.
filed 2022-08-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:24,116,083 common shares as of August 8, 2022.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$17,249,631	$16,058,714
Accounts receivable, net of allowance of $333,978 and $348,695, respectively	4,661,439	4,377,165
Inventory	883,575	770,248
Income tax receivable	766,225	1,536,682
Prepaid expenses	971,559	1,125,777
Other current assets	8,575	21,536
Total current assets	24,541,004	23,890,122
Property and equipment, net	90,579	98,594
Operating lease right-of-use assets	1,118,888	1,167,903
Assets deployed at client locations, net	426,717	360,735
Goodwill	1,091,000	1,091,000
Other intangible assets, net	12,543,802	13,677,264
Other assets	258,879	167,087
Total assets	$40,070,869	$40,452,705
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$527,871	$374,323
Accrued expenses	3,014,122	2,666,073
Revenue contract liability	75,000	37,500
Current portion of operating lease liabilities	237,915	222,806
Current portion of long-term debt	767,645	1,100,369
Total current liabilities	4,622,553	4,401,071
Long-term operating lease liabilities	957,095	1,019,029
Long-term debt and liabilities, net	52,585,791	52,143,810
Deferred tax liabilities, net	201,944	175,218
Total liabilities	58,367,383	57,739,128
Commitments and Contingencies (See Note 8)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,116,083 and 23,523,969 shares issued and outstanding, respectively	24,116	23,524
Additional paid-in capital	16,655,051	16,380,597
Accumulated deficit	(34,672,954)	(33,543,351)
Accumulated other comprehensive loss	(302,727)	(147,193)
Total stockholders’ deficit	(18,296,514)	(17,286,423)
Total liabilities and stockholders’ deficit	$40,070,869	$40,452,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Licensing fees	$5,676,195	$4,749,330	$11,594,794	$9,032,339
Total revenue	5,676,195	4,749,330	11,594,794	9,032,339
Costs and expenses:
Cost of ancillary products and assembled components	50,439	19,599	103,029	33,903
Selling, general and administrative	3,483,918	2,532,655	6,527,277	5,243,707
Research and development	152,022	129,859	351,092	248,560
Depreciation and amortization	725,258	720,488	1,449,720	1,437,742
Share-based compensation	315,408	441,444	625,410	758,084
Total costs and expenses	4,727,045	3,844,045	9,056,528	7,721,996
Income from operations	949,150	905,285	2,538,266	1,310,343
Other income (expense):
Interest income	2,259	388	4,492	771
Interest expense	(1,697,435)	(140,142)	(3,384,457)	(321,052)
Share redemption consideration	—	(195,482)	—	(390,964)
Foreign currency exchange (loss) gain	(174,638)	11,355	(234,901)	2,271
Change in fair value of interest rate swap liability	—	16,187	—	66,009
Total other expense, net	(1,869,814)	(307,694)	(3,614,866)	(642,965)
(Loss) income before provision for income taxes	(920,664)	597,591	(1,076,600)	667,378
Provision for income taxes	(194,977)	(47,136)	(53,003)	(28,186)
Net (loss) income	(1,115,641)	550,455	(1,129,603)	639,192
Foreign currency translation adjustment	(113,585)	21,207	(155,534)	(58,000)
Comprehensive (loss) income	$(1,229,226)	$571,662	$(1,285,137)	$581,192

Net (loss) income per share:
Basic	$(0.05)	$0.03	$(0.05)	$0.03
Diluted	$(0.05)	$0.03	$(0.05)	$0.03

Weighted-average shares outstanding:
Basic	24,665,496	18,952,464	24,506,442	18,895,658
Diluted	24,665,496	20,741,009	24,506,442	20,512,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(13,962)	—	(13,962)
Foreign currency translation loss	—	—	—	—	(41,949)	(41,949)
Stock options exercised	219,999	220	195,236	—	—	195,456
Share-based compensation	18,965	19	309,983	—	—	310,002
Balance, March 31, 2022	23,762,933	$23,763	$16,885,816	$(33,557,313)	$(189,142)	$(16,836,876)
Net loss	—	—	—	(1,115,641)	—	(1,115,641)
Foreign currency translation loss	—	—	—	—	(113,585)	(113,585)
Surrender of options	(365,751)	(366)	(1,279,767)	—	—	(1,280,133)
Stock options exercised	671,665	672	733,641	—	—	734,313
Share-based compensation	47,236	47	315,361	—	—	315,408
Balance, June 30, 2022	24,116,083	$24,116	$16,655,051	$(34,672,954)	$(302,727)	$(18,296,514)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2020	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)
Net income	—	—	—	88,737	—	88,737
Foreign currency translation loss	—	—	—	—	(79,207)	(79,207)
Stock options exercised	50,000	50	10,949	—	—	10,999
Share-based compensation	55,000	55	316,585	—	—	316,640
Balance, March 31, 2021	22,075,638	$22,076	$11,126,070	$(35,566,426)	$(41,516)	$(24,459,796)
Net income	—	—	—	550,455	—	550,455
Foreign currency translation gain	—	—	—	—	21,207	21,207
Stock options exercised	50,000	50	15,451	—	—	15,501
Share-based compensation	55,000	55	441,389	—	—	441,444
Balance, June 30, 2021	22,180,638	$22,181	$11,582,910	$(35,015,971)	$(20,309)	$(23,431,189)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(1,129,603)	$639,192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,449,720	1,437,742
Amortization of right-of-use assets	116,051	113,329
Amortization of debt issuance costs and debt discount	741,981	30,308
Bad debt (recovery) expense	(14,717)	138,160
Change in fair value of interest rate swap liability	—	(66,009)
Deferred income tax	26,726	-
Share-based compensation	625,410	758,084
Foreign currency exchange loss	234,644	1,491
Changes in operating assets and liabilities:
Accounts receivable	(385,529)	(2,196,930)
Inventory	(294,193)	(164,796)
Income tax receivable/payable	752,315	(269,024)
Prepaid expenses and other current assets	164,307	499,068
Other assets	(91,792)	(140,124)
Accounts payable	153,067	(139,760)
Accrued expenses	(289,371)	410,314
Revenue contract liability	37,500	45,833
Operating lease liabilities	(113,861)	(87,218)
Net cash provided by operating activities	1,982,655	1,009,660
Cash flows from investing activities:
Investment in internally developed software	(174,926)	(49,900)
Acquisition of property and equipment	(18,433)	(40,863)
Net cash used in investing activities	(193,359)	(90,763)
Cash flows from financing activities:
Proceeds from stock option exercises	304,517	26,500
Principal payments on long-term debt	(632,724)	(1,128,400)
Net cash used in financing activities	(328,207)	(1,101,900)
Effect of exchange rate changes on cash	(270,172)	(30,773)
Net increase (decrease) in cash and cash equivalents	1,190,917	(213,776)
Cash and cash equivalents – beginning of period	16,058,714	5,993,388
Cash and cash equivalents – end of period	$17,249,631	$5,779,612
Supplemental cash flow information:
Cash paid for interest	$2,742,388	$223,279
Cash paid for income taxes	$—	$321,167
Supplemental schedule of non-cash activities:
Net option settlement and tax withholding through additional paid-in capital	$1,280,133	$—
Inventory transferred to assets deployed at client locations	$180,866	$134,376
Right-of-use assets obtained in exchange for lease liabilities	$71,901	$5,312
Debt modification fee payable	$—	$50,185

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

COVID-19. Disruptions due to the COVID-19 crisis continue to impact our results of operations. Most of the Company’s land-based customers have resumed normal operations. However, some of our customers rely on international travelers from countries that are still enforcing COVID-19 lockdowns or are affected by the war in Ukraine.

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

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	20 - 30 years
Non-compete agreements	9 years
Internally-developed software	3 years

Other intangible assets (Note 5) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three and six months ended June 30, 2022.

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

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note 3.

Foreign currency translation. The functional currency for PGP is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the consolidated statements of operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income or loss in the consolidated statements of changes in stockholders’ deficit.

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

Employment agreement amendment. On June 15, 2022, the Company entered into amendment number 3 (the "Amendment") to the employment agreement, dated July 27, 2017 (and previously amended by amendments number 1 and number 2), between the Company and Todd P. Cravens, the Company’s President and Chief Executive Officer. The Amendment (i) extends the term of the agreement from July 27, 2022, to July 26, 2024; (ii) provides for a potential equity incentive grant of stock for calendar year 2022 and calendar year 2023, with (x) a grant of 20,000 shares if the Company achieves 80% of its EBITDA Budget target (as defined by management and as adopted by the Board for the calendar year) for calendar year 2022, (y) a grant of 20,000 shares if the Company achieves 80% of its EBITDA Budget target (as adopted by the Board for the calendar year) for calendar year 2023, and (z) an additional grant under the following performance goals for each of calendar year 2022 and 2023: a) 100% of EBITDA Target – 20,000 Shares, b) 110% of EBITDA Target – 30,000 Shares, and c) 115% of EBITDA Target – 40,000 Shares; and (iii) increases Mr. Cravens' annual compensation to $300,000 effective as of August 1, 2022.

All “shares” above will vest one year from the date of grant. Should Mr. Cravens leave the Company or be terminated with good cause prior the vesting date he will forfeit any and all rights to the shares. Pursuant to the Amendment, the Board maintains reasonable, good faith discretion to make adjustments to the Company's EBITDA performance relating to the Company’s management incentive program, where appropriate in each year, to account for factors contributing positively and negatively to the Company's actual recorded EBITDA performance that could be considered (by the Board) unrelated to or not driven by the Company's performance.

In addition, should there be a circumstance that may trigger a change of control, as defined in the Company's 2014 Equity Incentive Plan (as amended, the "2014 Equity Plan"), in either the 2022 or 2023 calendar years, if not already granted, the 20,000 shares from each of the 2022 and 2023 CEO executive Incentive from the 80% EBITDA target, will be granted immediately. The Board retains discretion to be exercised reasonably and in good faith to accelerate the grant of remaining shares under the 2022 and 2023 equity incentives set forth in the Amendment.

The balance of the employment agreement, as previously amended, remains in full force and effect.

Option surrender. The Company's 2014 Equity Plan allows option holders to satisfy the exercise price of stock options, and the related tax withholding resulting from such exercise, by cash and by other means of "cashless" exercise, including: (a) by tendering, either actually or by attestation, shares of stock; (b) by irrevocably authorizing a third party to sell shares of stock (or a sufficient portion of the shares) acquired upon exercise of the option and to remit to the Company a sufficient portion of the sale proceeds to pay the exercise price and any tax withholding resulting from such exercise; (c) with respect to options, payment through a net exercise such that, without the payment of any funds, the option holder may exercise the option and receive the net number of shares of stock equal in value to (i) the number of shares of stock as to which the option is being exercised, multiplied by (ii) a fraction, the numerator of which is the fair market value less the exercise price, and the denominator of which is such fair market value (the number of net shares of stock to be received shall be rounded down to the nearest whole number of shares of stock); (d) by personal, certified or cashiers’ check; (e) by other property deemed acceptable by the committee administering the 2014 Equity Plan; or (f) by any combination thereof.

On June 23, 2022, pursuant to the 2014 Equity Plan and a Stock Option Grant Notice and Stock Option Agreement dated July 27, 2017, Mr. Cravens exercised options and satisfied the exercise price and applicable tax withholding through a net settlement by surrendering to the Company options to purchase shares having a fair market value equal to the sum of the exercise price and the taxes. The exercise price and related tax withholding totaled $1,280,133 and was recorded as a reduction to additional paid-in capital and common stock.

Other significant accounting policies. Our significant accounting policies are described in our 2021 10-K. There have been no material changes to those policies.

New accounting standards not yet adopted. Financial Instruments – Credit Losses. In February 2020, FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements or related disclosures.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America and Caribbean	$2,683,756	$2,465,741	$4,975,669	$4,967,723
Europe, Middle East and Africa	2,992,439	2,283,589	6,619,125	4,064,616
Total revenue	$5,676,195	$4,749,330	$11,594,794	$9,032,339

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $945,867 and $771,294 as of June 30, 2022 and December 31, 2021, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following at:

	June 30,	December 31,
	2022	2021
Raw materials and component parts	$418,366	$413,320
Finished goods	465,209	356,928
Inventory	$883,575	$770,248

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	June 30,	December 31,
	2022	2021
Patents	$13,507,997	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Non-compete agreements	660,000	660,000
Software	458,266	283,340
Other intangible assets, gross	31,548,086	31,373,160
Less: accumulated amortization	(19,004,284)	(17,695,896)
Other intangible assets, net	$12,543,802	$13,677,264

For the three and six months ended June 30, 2022 and 2021, amortization expense related to other intangible assets were $655,058 and $653,330, and $1,308,388 and $1,302,502, respectively.

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

As of June 30, 2022, our leases have remaining lease terms ranging from 18 months to 57 months.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2022
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,118,888

Operating lease current liabilities	$237,915	Current portion of operating lease liabilities

Operating lease long-term liabilities	957,095	Long-term operating lease liabilities

Total operating lease liabilities	$1,195,010

Weighted-average remaining lease term:
Operating leases	4.43

Weighted-average discount rate:
Operating leases	4.4%

The components of lease expense are as follows:

	Three Months Ended June 30, 2022
	Amount	Classification
Operating lease cost	$71,249	Selling, general and administrative expense

	Six Months Ended June 30, 2022
	Amount	Classification
Operating lease cost	$142,154	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2022
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$139,596	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$71,901	Supplemental cash flow information

As of June 30, 2022, future maturities of our operating lease liabilities are as follows:

Amount
For the remaining six months ending December 31, 2022	$141,707
Years ending December 31,
2023	290,877
2024	288,892
2025	294,507
2026	302,011
2027	2,985
Thereafter	—
Total minimum lease payments	1,320,979
Less: imputed interest	(125,969)
Total operating lease liability	1,195,010
Less: current portion	(237,915)
Long-term portion	$957,095

NOTE 7. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	June 30,	December 31,
	2022	2021
Fortress credit agreement	$59,700,000	$60,000,000
Insurance notes payable	167,645	500,369
Long-term liabilities, gross	59,867,645	60,500,369
Less: Unamortized debt issuance costs	(6,514,209)	(7,256,190)
Long-term liabilities, net of debt issuance costs	53,353,436	53,244,179
Less: Current portion	(767,645)	(1,100,369)
Long-term liabilities, net	$52,585,791	$52,143,810

For most of 2021, our long-term liabilities consisted of term and revolving notes owed to Nevada State Bank, borrowings under the Main Street Priority Loan Program, and redemption consideration owed to Triangulum Partners LLC. All of those liabilities were paid in full from the proceeds of the Fortress Credit Agreement on November 15, 2021.

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress Credit Agreement”) in the amount of $60 million.

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow beginning in 2023. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of 8.00x for the quarter ending June 30, 2022, and the Company was in compliance with that covenant. The Fortress Credit Agreement requires that bank account balances in excess of $1 million at month end to be covered by an account control agreement. From November 30, 2021 through February 28, 2022, the bank accounts held by PGP in the Isle of Man exceeded $1 million and did not have control agreements. The Company informed Fortress of the covenant breach, and a Consent and Waiver Agreement was executed among the Company, Fortress as Agent, and the Lenders party to the Fortress Credit Agreement on March 16, 2022. As of March 31, 2022, and through June 30, 2022, the Company was in compliance with the covenants and the balances of those accounts were reduced to less than the $1 million threshold.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

As of June 30, 2022, minimum future maturities of our long-term liabilities are as follows (the excess cash flow sweep mechanism in the Fortress Credit Agreement may increase repayments in 2023 through 2026):

Total
For the remaining six months ending December 31, 2022	$467,645
Years ending December 31,
2023	600,000
2024	600,000
2025	600,000
2026	57,600,000
Long-term liabilities, gross	$59,867,645

NOTE 8. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2022 and 2021, respectively, we had the following client concentrations:

	Location	Six Months Ended June 30, 2022 Revenue	Six Months Ended June 30, 2021 Revenue	Accounts Receivable June 30, 2022	Accounts Receivable December 31, 2021
Client A	Europe	27.8%	28.4%	$977,727	$—
Client B	North America	8.7%	10.9%	$389,361	$138,338

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

Intellectual property agreements. From time to time, the Company purchases and licenses intellectual property from third-parties and the Company, in turn, utilizes that intellectual property in certain games licensed to clients. In these purchase and license agreements, the Company may agree to pay the seller of the intellectual property a fee if and when the Company receives revenue from games containing the intellectual property.

NOTE 9. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2022 was 8.4%, as compared to 12.8% at June 30, 2021. This reduction was primarily due to the change in valuation allowance as a result of changes in estimates of current-year ordinary income considered in determining the forecasted AETR and favorable discrete items related to stock compensation in the current and previous quarters.

For the six months ended June 30, 2022 and 2021, our effective tax rate (“ETR”) was (4.9)% and 4.2%, respectively. The decrease in the ETR for the six months ended June 30, 2022 is a result of favorable discrete items related to excess tax benefits from stock-based compensation and changes in valuation allowance against deferred tax attributes.

NOTE 10. SUBSEQUENT EVENTS

On and as of July 13, 2022, the Company's Board appointed Ms. Meredith Brill as a member of the Board, to serve as a Class II director with a term expiring (12) months from her appointment or until the Company's next annual meeting of the Company's shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2022 and 2021. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2021 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on casino floors and on legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability and productivity or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, table game display products and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. We refer to the licensure of our products in land-based casinos as “Galaxy Core” and to the licensure of our products in online casinos as “Galaxy Digital”. Our products and services are offered in highly regulated markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Results of operations for the three months ended June 30, 2022 and 2021. For the three months ended June 30, 2022, we generated revenues of $5,676,195 compared to $4,749,330 for the comparable prior-year period, representing an increase of $926,865, or 19.5%. This increase was attributable to the continued recovery of our land-based customers from the effects of the COVID-19 crisis, particularly in the United Kingdom. Our online gaming revenues increased due to increased revenue earned by our iGaming clients, reflecting continued growth in their non-US markets and significantly increased revenue in existing or newly-opened US markets. However, revenue in both Galaxy Core and Galaxy Digital were adversely affected by the strengthening of the US Dollar versus the Euro and UK Pound. In local currency, revenues in Galaxy Core increased 15.6% and revenues in Galaxy Digital increased 31.6%.

Selling, general and administrative expenses for the three months ended June 30, 2022 were $3,483,918 compared to $2,532,655 for the comparable prior-year period, representing an increase of $951,263, or 37.6%. This increase was due to higher internal labor and related expenses due to both an increase in the number of employees and an increase in compensation for continuing employees. In addition, we experienced increases in travel expenses and increase in marketing expenses related to our attendance at trade shows that were not held in 2021. Finally, a decrease in legal fees related to the Triangulum lawsuit was more than offset by legal and other fees related to the contested proxy solicitation.

Research and development expenses for the three months ended June 30, 2022 were $152,022, compared to $129,859 for the comparable prior-year period, representing an increase of $22,163, or 17.1%. This increase was primarily due to higher internal labor and related expenses.

Share-based compensation expenses for the three months ended June 30, 2022 were $315,408, as compared to $441,444 for the comparable prior-year period, representing a decrease of $126,036, or 28.6%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board in 2022.

As a result of the changes described above, income from operations increased $43,865 or 4.8% to $949,150 for the three months ended June 30, 2022, compared to income from operations of $905,285 for the comparable prior-year period.

Total interest expense increased $1,557,293 to $1,697,435 for the three months ended June 30, 2022, compared to $140,142 for the comparable prior-year period. The increase was attributable to a larger balance of debt outstanding in the current period as compared to the prior year, and higher rates of interest on the current borrowings.

Share redemption consideration was $0 for the three months ended June 30, 2022, compared to $195,482 in the comparable prior-year period. The reduction is due to the payment in full of the Triangulum Redemption Consideration Obligation in November 2021.

Income tax expense was $194,977 for the three months ended June 30, 2022, compared to income tax expense of $47,136 for the comparable prior-year period. The increase in expense is primarily the result of decreased favorable discrete items related to excess tax benefits from stock-based compensation and changes in valuation allowance against deferred tax attributes.

Results of operations for the six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, we generated revenues of $11,594,794 compared to $9,032,339 for the comparable prior-year period, representing an increase of $2,562,455, or 28.4%. This increase was attributable to the continued recovery of Galaxy Core from the effects of the COVID-19 crisis, particularly in the United

Kingdom. Our online gaming revenues increased due to increased revenue earned by our iGaming clients, reflecting continued growth in their non-US markets and significantly increased revenue in existing or newly-opened US markets. However, revenue in both Galaxy Core and Galaxy Digital were adversely affected by the strengthening of the US Dollar versus the Euro and UK Pound. In local currency, revenues in Galaxy Core increased 22.0% and revenues in Galaxy Digital increased 40.5%.

Selling, general and administrative expenses for the six months ended June 30, 2022 were $6,527,277 compared to $5,243,707 for the comparable prior-year period, representing an increase of $1,283,570, or 24.5%. This increase was due to higher internal labor and related expenses due to both an increase in the number of employees and an increase in compensation for continuing employees. In addition, we experienced increases in travel expenses and increase in marketing expenses related to our attendance at trade shows that were not held in 2021. Finally, a decrease in legal fees related to the Triangulum lawsuit was more than offset by legal and other fees related to the contested proxy solicitation.

Research and development expenses for the six months ended June 30, 2022 were $351,092, compared to $248,560 for the comparable prior-year period, representing an increase of $102,532, or 41.3%. This increase was primarily due to higher internal labor and related expenses (base salary, payroll-related taxes, commissions and bonus accrual).

Share-based compensation expenses for the six months ended June 30, 2022 were $625,410, as compared to $758,084 for the comparable prior-year period, representing a decrease of $132,674, or 17.5%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board in 2022.

As a result of the changes described above, income from operations increased $1,227,923 or 93.7% to $2,538,266 for the six months ended June 30, 2022, compared to income from operations of $1,310,343 for the comparable prior-year period.

Total interest expense increased $3,063,405 to $3,384,457 for the six months ended June 30, 2022, compared to $321,052 for the comparable prior-year period. The increase was attributable to a larger balance of debt outstanding in the current period as compared to the prior year, and higher rates of interest on the current borrowings.

Share redemption consideration was $0 for the six months ended June 30, 2022, compared to $390,964 in the comparable prior-year period. The reduction is due to the payment in full of the Triangulum Redemption Consideration Obligation in November 2021.

Income tax expense was $53,003 for the six months ended June 30, 2022, compared to income tax expense of $28,186 for the comparable prior-year period. The slight increase in expense is primarily the result of changes in valuation allowance against deferred tax attributes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2022	2021	2022	2021
Net (loss) income	$(1,115,641)	$550,455	$(1,129,603)	$639,192
Interest expense	1,697,435	140,142	3,384,457	321,052
Share redemption consideration	—	195,482	—	390,964
Interest income	(2,259)	(388)	(4,492)	(771)
Depreciation and amortization	725,258	720,488	1,449,720	1,437,742
Share-based compensation	315,408	441,444	625,410	758,084
Foreign currency exchange loss (gain)	174,638	(11,355)	234,901	(2,271)
Change in fair value of interest rate swap liability	—	(16,187)	—	(66,009)
Provision for income taxes	194,977	47,136	53,003	28,186
Severance expense	6,750	—	28,477	3,750
Special project expense (benefit) - Triangulum	—	79,317	(86,959)	296,227
Special project expense - Other	361,821	893	476,904	33,419
Adjusted EBITDA	$2,358,387	$2,147,427	$5,031,818	$3,839,565

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

As of June 30, 2022, we had total current assets of $24,541,004 and total assets of $40,070,869. This compares to $23,890,122 and $40,452,705, respectively, as of December 31, 2021. The increase in total current assets at June 30, 2022 was due primarily to higher revenues in the 2022 period. The decrease in total assets was primarily due to amortization of other intangibles.

Our total current liabilities as of June 30, 2022 increased to $4,622,553 from $4,401,071 as of December 31, 2021, primarily due to an increase in accrued royalties in our online gaming business and an increase in federal income tax payable.

Our business was profitable and cash-flow positive from operations in Q2 2022. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as they come due.

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

Our operating activities provided cash of $1,982,655 for the six months ended June 30, 2022, compared to $1,009,660 for the comparable prior period. The increase in operating cash flow was primarily due to higher income from operations, partially offset by higher interest expense.

Cash used in investing activities during the six months ended June 30, 2022 was $193,359, compared to cash used of $90,763 for the comparable prior period. This increase was primarily due to an increase in the acquisition of certain software tools in 2022 compared to the prior period.

Cash used in financing activities during the six months ended June 30, 2022 was $328,207. This compares to $1,101,900 cash used by financing activities for the comparable prior period. The decreased was due to lower amortization of principal on our borrowings in the 2022 period.

Critical accounting policies. Our significant accounting policies are described in our 2021 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of June 30, 2022, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 8 to condensed consolidated financial statements included in Item 1 in this Form 10-Q, and Note 11 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2021 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2022, 22,237 restricted shares of our common stock valued at $82,499 were issued to members of our Board in partial consideration for their service in Q2 2022. These shares were fully vested upon issuance. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.2	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.3	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 6, 2021	8-K	000-30653	10.1	October 8, 2021

10.4	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.5	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.6	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.7	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	8-K	000-30653	10.1	June 21, 2022

10.8	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.9	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 12, 2022

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 12, 2022

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)