Form 10-Q
period 2022-09-30
Galaxy Gaming, Inc.
filed 2022-11-14
CIK 13156

9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,253,124 common shares as of November 4, 2022.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED September 30, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	4
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$19,275,180	$16,058,714
Accounts receivable, net of allowance of $250,821 and $348,695, respectively	3,558,352	4,377,165
Inventory	924,021	770,248
Income tax receivable	766,225	1,536,682
Prepaid expenses	893,024	1,125,777
Other current assets	8,640	21,536
Total current assets	25,425,442	23,890,122
Property and equipment, net	67,452	98,594
Operating lease right-of-use assets	1,061,140	1,167,903
Assets deployed at client locations, net	481,362	360,735
Goodwill	1,091,000	1,091,000
Other intangible assets, net	14,110,589	13,677,264
Other assets	245,217	167,087
Total assets	$42,482,202	$40,452,705
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,399,386	$374,323
Accrued expenses	2,982,457	2,666,073
Revenue contract liability	44,095	37,500
Current portion of operating lease liabilities	243,038	222,806
Current portion of long-term debt	600,000	1,100,369
Total current liabilities	7,268,976	4,401,071
Long-term operating lease liabilities	895,318	1,019,029
Long-term debt and liabilities, net	52,794,860	52,143,810
Deferred tax liabilities, net	29,000	175,218
Total liabilities	60,988,154	57,739,128
Commitments and Contingencies (See Note 8)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,327,426 and 23,523,969 shares issued and outstanding, respectively	24,327	23,524
Additional paid-in capital	17,221,963	16,380,597
Accumulated deficit	(35,371,644)	(33,543,351)
Accumulated other comprehensive loss	(380,598)	(147,193)
Total stockholders’ deficit	(18,505,952)	(17,286,423)
Total liabilities and stockholders’ deficit	$42,482,202	$40,452,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Licensing fees	$5,906,989	$5,281,788	$17,501,783	$14,314,127
Total revenue	5,906,989	5,281,788	17,501,783	14,314,127
Costs and expenses:
Cost of ancillary products and assembled components	71,363	26,310	174,392	60,212
Selling, general and administrative	3,340,691	2,740,328	9,867,968	7,984,035
Research and development	127,774	156,768	478,866	405,327
Depreciation and amortization	740,069	722,475	2,189,789	2,160,217
Share-based compensation	329,140	449,564	954,550	1,207,649
Total costs and expenses	4,609,037	4,095,445	13,665,565	11,817,440
Income from operations	1,297,952	1,186,343	3,836,218	2,496,687
Other income (expense):
Interest income	18,674	392	23,166	1,163
Interest expense	(1,896,865)	(129,422)	(5,281,322)	(450,474)
Share redemption consideration	—	(195,482)	—	(586,446)
Foreign currency exchange loss	(255,140)	(33,781)	(490,041)	(31,511)
Change in fair value of interest rate swap liability	—	—	—	66,009
Other non-recurring (loss) income	(18,255)	25,000	(18,255)	25,000
Total other expense, net	(2,151,586)	(333,293)	(5,766,452)	(976,259)
(Loss) income before benefit (provision) from income taxes	(853,634)	853,050	(1,930,234)	1,520,428
Benefit (provision) from income taxes	154,944	21,186	101,941	(7,000)
Net (loss) income	(698,690)	874,236	(1,828,293)	1,513,428
Foreign currency translation adjustment	(77,871)	(81,716)	(233,405)	(139,716)
Comprehensive (loss) income	$(776,561)	$792,520	$(2,061,698)	$1,373,712

Net (loss) income per share:
Basic	$(0.03)	$0.04	$(0.07)	$0.07
Diluted	$(0.03)	$0.04	$(0.07)	$0.07

Weighted-average shares outstanding:
Basic	24,945,839	20,410,950	24,654,517	20,315,730
Diluted	24,945,839	22,364,694	24,654,517	22,080,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(13,962)	—	(13,962)
Foreign currency translation loss	—	—	—	—	(41,949)	(41,949)
Stock options exercised	219,999	220	195,236	—	—	195,456
Share-based compensation	18,965	19	309,983	—	—	310,002
Balance, March 31, 2022	23,762,933	$23,763	$16,885,816	$(33,557,313)	$(189,142)	$(16,836,876)
Net loss	—	—	—	(1,115,641)	—	(1,115,641)
Foreign currency translation loss	—	—	—	—	(113,585)	(113,585)
Surrender of options	(365,751)	(366)	(1,279,767)	—	—	(1,280,133)
Stock options exercised	671,665	672	733,641	—	—	734,313
Share-based compensation	47,236	47	315,361	—	—	315,408
Balance, June 30, 2022	24,116,083	$24,116	$16,655,051	$(34,672,954)	$(302,727)	$(18,296,514)
Net loss	—	—	—	(698,690)	—	(698,690)
Foreign currency translation loss	—	—	—	—	(77,871)	(77,871)
Stock options exercised	182,168	182	237,801	—	—	237,983
Share-based compensation	29,175	29	329,111	—	—	329,140
Balance, September 30, 2022	24,327,426	$24,327	$17,221,963	$(35,371,644)	$(380,598)	$(18,505,952)

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

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net (loss) income	$(1,828,293)	$1,513,428
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,189,789	2,160,217
Amortization of right-of-use assets	173,799	170,733
Amortization of debt issuance costs and debt discount	1,114,488	47,939
Bad debt (recovery) expense	(40,231)	233,160
Loss on inventory write-down	95,307	40,109
Loss (gain) on sale of property and equipment	18,255	(25,000)
Change in fair value of interest rate swap liability	—	(66,009)
Deferred income tax	(146,218)	—
Share-based compensation	954,550	1,207,649
Foreign currency exchange loss	33,175	33,166
Changes in operating assets and liabilities:
Accounts receivable	1,020,719	(2,615,929)
Inventory	(545,358)	(333,469)
Income tax receivable	766,599	(311,155)
Prepaid expenses and other current assets	245,649	394,457
Other assets	(78,130)	(112,629)
Accounts payable	1,025,766	(59,173)
Accrued expenses	(333,469)	1,069,409
Revenue contract liability	6,595	14,583
Operating lease liabilities	(170,515)	(141,167)
Net cash provided by operating activities	4,502,477	3,220,319
Cash flows from investing activities:
Investment in internally developed software	(409,626)	(49,900)
Proceeds from sale of property and equipment	—	25,000
Acquisition of property and equipment	(24,950)	(60,069)
Net cash used in investing activities	(434,576)	(84,969)
Cash flows from financing activities:
Payments of debt issuance costs	(13,438)	(46,117)
Proceeds from stock option exercises	542,500	89,315
Principal payments on long-term debt	(950,369)	(1,697,380)
Net cash used in financing activities	(421,307)	(1,654,182)
Effect of exchange rate changes on cash	(430,128)	(72,686)
Net increase in cash and cash equivalents	3,216,466	1,408,482
Cash and cash equivalents – beginning of period	16,058,714	5,993,388
Cash and cash equivalents – end of period	$19,275,180	$7,401,870
Supplemental cash flow information:
Cash paid for interest	$4,254,362	$300,026
Cash paid for income taxes	$—	$338,447
Supplemental schedule of non-cash activities:
Net option settlement and tax withholding through additional paid-in capital	$1,280,133	$—
Inventory transferred to assets deployed at client locations	$296,278	$213,648
Right-of-use assets obtained in exchange for lease liabilities	$71,901	$28,604
Acquisition of intellectual property	$2,000,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation, and its wholly owned and consolidated subsidiaries (“Galaxy Gaming”).

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited interim condensed financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented.

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

Goodwill. Goodwill (Note 5) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more-likely-than-not that the carrying amount of a reporting unit exceeds its fair value. Goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	20 - 30 years
Intellectual property	12 years
Non-compete agreements	9 years
Software	3 years

Other intangible assets (Note 5) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three and nine months ended September 30, 2022.

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

The estimated fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk. The Company currently has no financial instruments measured at estimated fair value on a recurring basis.

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

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. See Note 3.

Foreign currency translation. The functional currency for Progressive Games Partners LLC ("PGP") is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the consolidated statements of operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income or loss in the consolidated statements of changes in stockholders’ deficit.

Net income (loss) per share. Basic net income (loss) per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year. Diluted net income (loss) per share is similar to basic, except that the weighted-average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and restricted stock, if applicable, during the period.

Segment information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently have two operating segments (land-based gaming and online gaming) which are aggregated into one reportable segment.

Employment agreement amendment. On June 15, 2022, the Company entered into amendment number 3 (the "Amendment") to the employment agreement, dated July 27, 2017 (and previously amended by amendments number 1 and number 2), between the Company and Todd P. Cravens, the Company’s President and Chief Executive Officer ("CEO"). The Amendment (i) extends the term of the agreement from July 27, 2022, to July 26, 2024; (ii) provides for a potential equity incentive grant of stock for calendar year 2022 and calendar year 2023, with (x) a grant of 20,000 shares if the Company achieves 80% of its earnings before interest, taxes, depreciation and amortization ("EBITDA") Budget target (as defined by management and as adopted by the Board for the calendar year) for calendar year 2022, (y) a grant of 20,000 shares if the Company achieves 80% of its EBITDA Budget target (as adopted by the Board for the calendar year) for calendar year 2023, and (z) an additional grant under the following performance goals for each of calendar years 2022 and 2023: a) 100% of EBITDA Target – 20,000 shares, b) 110% of EBITDA Target – 30,000 shares, and c) 115% of EBITDA Target – 40,000 shares; and (iii) increases Mr. Cravens' annual compensation to $300,000 effective as of August 01, 2022.

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

New accounting standards not yet adopted. Financial Instruments – Credit Losses. In February 2020, FASB issued Accounting Standards Update ("ASU") No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements or related disclosures.

Reference Rate Reform. In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The amendments in ASU 2021-01 are effective in the same timeframe as ASU 2020-04. Currently, we do not anticipate the need to modify any existing debt agreements as a result of reference rate reform in the current year. We are currently evaluating the impact, but do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements or related disclosures.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America and Caribbean	$2,602,001	$2,476,619	$7,577,670	$7,394,096
Europe, Middle East and Africa	3,304,988	2,805,169	9,924,113	6,920,031
Total revenue	$5,906,989	$5,281,788	$17,501,783	$14,314,127

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $432,718 and $771,294 as of September 30, 2022 and December 31, 2021, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

NOTE 4. INVENTORY

Inventory consisted of the following at:

	September 30,	December 31,
	2022	2021
Raw materials and component parts	$541,611	$413,320
Finished goods	382,410	356,928
Inventory	$924,021	$770,248

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC.

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2022	2021
Patents	$13,507,997	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	—
Non-compete agreements	660,000	660,000
Software	692,966	283,340
Other intangible assets, gross	33,782,786	31,373,160
Less: accumulated amortization	(19,672,197)	(17,695,896)
Other intangible assets, net	$14,110,589	$13,677,264

For the three and nine months ended September 30, 2022 and 2021, amortization expense related to other intangible assets was $667,913 and $653,330, and $1,976,301 and $1,955,832, respectively.

In November 2011, the Company acquired certain intellectual property in exchange for contingent consideration to be paid in the future based on licensing by Galaxy of games utilizing the intellectual property. For the three months ended September 30, 2022, the contingent consideration (accounted for as royalty expense) was $78,631. Effective September 30, 2022, the Company paid the seller of the contract assets $2,000,000 and terminated any obligation to pay contingent consideration after September 30, 2022. As a result of entering into the agreement, accounts payable at September 30, 2022 increased by $2,000,000. The actual payment of $2,000,000 was made on October 4, 2022.

NOTE 6. LEASES

Lessee

We have operating leases for our corporate office and two satellite facilities in the state of Washington. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). The discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

As of September 30, 2022, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 15 months to 54 months.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2022
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,061,140

Operating lease current liabilities	$243,038	Current portion of operating lease liabilities

Operating lease long-term liabilities	895,318	Long-term operating lease liabilities

Total operating lease liabilities	$1,138,356

Weighted-average remaining lease term:
Operating leases	4.19

Weighted-average discount rate:
Operating leases	4.4%

The components of lease expense are as follows:

	Three Months Ended September 30, 2022
	Amount	Classification
Operating lease cost	$72,071	Selling, general and administrative expense

	Nine Months Ended September 30, 2022
	Amount	Classification
Operating lease cost	$214,225	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2022
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$209,222	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$71,901	Supplemental cash flow information

As of September 30, 2022, future maturities of our operating lease liabilities are as follows:

Amount
For the remaining three months ending December 31, 2022	$72,080
Years ending December 31,
2023	290,877
2024	288,892
2025	294,507
2026	302,011
2027	2,985
Total minimum lease payments	1,251,352
Less: imputed interest	(112,996)
Total operating lease liability	1,138,356
Less: current portion	(243,038)
Long-term portion	$895,318

NOTE 7. LONG-TERM DEBT AND LIABILITIES

Long-term liabilities consisted of the following at:

	September 30,	December 31,
	2022	2021
Fortress credit agreement	$59,550,000	$60,000,000
Insurance notes payable	—	500,369
Long-term debt and liabilities, gross	59,550,000	60,500,369
Less: Unamortized debt issuance costs	(6,155,140)	(7,256,190)
Long-term debt and liabilities, net of debt issuance costs	53,394,860	53,244,179
Less: Current portion of long-term debt	(600,000)	(1,100,369)
Long-term debt and liabilities, net	$52,794,860	$52,143,810

For most of 2021, our long-term liabilities consisted of term and revolving notes owed to Nevada State Bank, borrowings under the Main Street Priority Loan Program, and redemption consideration owed to Triangulum Partners LLC. All of those liabilities were paid in full from the proceeds of the Fortress Credit Agreement on November 15, 2021.

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress” and such agreement, “Fortress Credit Agreement”) in the amount of $60 million.

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow beginning in 2023. The

Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of 8.00x for the quarter ending September 30, 2022, and the Company was in compliance with that covenant. The Fortress Credit Agreement requires that bank account balances in excess of $1 million at month end be covered by an account control agreement. From November 30, 2021 through February 28, 2022, the bank accounts held by PGP in the Isle of Man exceeded $1 million and did not have control agreements. The Company informed Fortress of the covenant breach, and a Consent and Waiver Agreement was executed among the Company, Fortress as Agent, and the Lenders party to the Fortress Credit Agreement on March 16, 2022. As of March 31, 2022, and through September 30, 2022, the Company was in compliance with the covenants under the Fortress Credit Agreement, and maintained bank account balances within the $1 million threshold.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

As of September 30, 2022, minimum future maturities of our long-term liabilities are as follows (the excess cash flow sweep mechanism in the Fortress Credit Agreement may increase repayments in 2023 through 2026):

Total
For the remaining three months ending December 31, 2022	$150,000
Years ending December 31,
2023	600,000
2024	600,000
2025	600,000
2026	57,600,000
Long-term liabilities, gross	$59,550,000

NOTE 8. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2022 and 2021, respectively, we had the following client concentrations:

	Location	Nine Months Ended September 30, 2022 Revenue	Nine Months Ended September 30, 2021 Revenue	Accounts Receivable September 30, 2022	Accounts Receivable December 31, 2021
Client A	Europe	27.5%	27.1%	$529,182	$—
Client B	North America	8.5%	10.3%	$843,946	$138,338

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

NOTE 9. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2022 was 4.3%, as compared to 10.4% at September 30, 2021. This decrease was primarily due to excess tax benefits reduced foreign rate differential, reduced Subpart F inclusion and a change in valuation allowance because of changes in estimates of current-year ordinary income considered in determining the forecasted AETR.

For the nine months ended September 30, 2022 and 2021, our effective tax rate (“ETR”) was 5.2% and 0.5%, respectively. The increase in the ETR for the nine months ended September 30, 2022 is a result of increased favorable discrete items related to excess tax benefits from stock-based compensation that were greater than the previous comparable period, in addition to changes in valuation allowance as the result of changes in estimates of current-year ordinary income.

NOTE 10. SUBSEQUENT EVENTS

On November 11, 2022, the Board of Directors reauthorized repurchases of the Company's common stock of up to $750,000, subject to the Company remaining in compliance with the provisions of the Fortress Credit Agreement and, in particular, the $750,000 restricted payments basket.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2022 and 2021. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2021 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended September 30, 2022 and 2021. For the three months ended September 30, 2022, we generated revenues of $5,906,989 compared to $5,281,788 for the comparable prior-year period, representing an increase of $625,201, or 11.8%. This increase was attributable to the continued recovery of our land-based customers from the effects of the COVID-19 crisis, particularly in the United Kingdom. Our online gaming revenues increased due to increased revenue earned by our iGaming clients, reflecting continued growth in their non-U.S. markets and significantly increased revenue in existing or newly-opened U.S. markets. However, revenue in both Galaxy Core and Galaxy Digital were adversely affected by the strengthening of the U.S. Dollar versus the Euro and UK Pound. In local currency, revenues in Galaxy Core increased 10.3% and revenues in Galaxy Digital increased 31.3%.

Selling, general and administrative expenses for the three months ended September 30, 2022 were $3,340,691 compared to $2,740,328 for the comparable prior-year period, representing an increase of $600,363, or 21.9%. This increase was due to higher internal labor and related expenses due to both an increase in the number of employees and an increase in compensation for continuing employees. In addition, we experienced increases in travel expenses and increase in marketing expenses related to our attendance at trade shows that were not held in 2021. Finally, we incurred significant outside consulting expenses in the current quarter related to enhancing our financial reporting systems.

Research and development expenses for the three months ended September 30, 2022 were $127,774, compared to $156,768 for the comparable prior-year period, representing an decrease of $28,994, or 18.5%. This decrease was primarily due to higher internal labor and related expenses.

Share-based compensation expenses for the three months ended September 30, 2022 were $329,140, as compared to $449,564 for the comparable prior-year period, representing a decrease of $120,424, or 26.8%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board in 2022.

As a result of the changes described above, income from operations increased $111,609 or 9.4% to $1,297,952 for the three months ended September 30, 2022, compared to income from operations of $1,186,343 for the comparable prior-year period.

Total interest expense increased $1,767,443 to $1,896,865 for the three months ended September 30, 2022, compared to $129,422 for the comparable prior-year period. The increase was attributable to a larger balance of debt outstanding in the current period as compared to the prior year, and higher rates of interest on the current borrowings.

No share redemption consideration for the three months ended September 30, 2022, compared to $195,482 in the comparable prior-year period. The reduction is due to the payment in full of the Triangulum Redemption Consideration Obligation in November 2021.

Income tax benefit was $154,944 for the three months ended September 30, 2022, compared to income tax benefit of $21,186 for the comparable prior-year period. The increase in benefit is primarily the result of increased favorable discrete items related to excess tax benefits from stock-based compensation and changes in valuation allowance against deferred tax attributes because of changes in estimates of current-year ordinary income.

Results of operations for the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, we generated revenues of $17,501,783 compared to $14,314,127 for the comparable prior-year period, representing an increase of $3,187,656, or 22.3%. This increase was attributable to the continued recovery of Galaxy Core from the effects of the COVID-19 crisis, particularly in the United Kingdom. Our online gaming revenues increased due to increased revenue earned by our iGaming clients, reflecting continued growth in their non-U.S. markets and significantly increased revenue in existing or newly-opened U.S. markets. However, revenue in both Galaxy Core and Galaxy Digital were adversely affected by the strengthening of the U.S. Dollar versus the Euro and UK Pound. In local currency, revenues in Galaxy Core increased 17.7% and revenues in Galaxy Digital increased 37.2%.

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $9,867,968 compared to $7,984,035 for the comparable prior-year period, representing an increase of $1,883,933, or 23.6%. This increase was due to higher internal labor and related expenses due to both an increase in the number of employees and an increase in compensation for continuing employees. In addition, we experienced increases in travel expenses and increase in marketing expenses related to our attendance at trade shows that were not held in 2021. A decrease in legal fees related to the Triangulum litigation and settlement was almost entirely offset by legal and other expenses related to the contested proxy solicitation.

Research and development expenses for the nine months ended September 30, 2022 were $478,866, compared to $405,327 for the comparable prior-year period, representing an increase of $73,539, or 18.1%. This increase was primarily due to higher internal labor and related expenses (base salary, payroll-related taxes, commissions and bonus accrual).

Share-based compensation expenses for the nine months ended September 30, 2022 were $954,550, as compared to $1,207,649 for the comparable prior-year period, representing a decrease of $253,099, or 21.0%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board in 2022.

As a result of the changes described above, income from operations increased $1,339,531 or 53.7% to $3,836,218 for the nine months ended September 30, 2022, compared to income from operations of $2,496,687 for the comparable prior-year period.

Total interest expense increased $4,830,848 to $5,281,322 for the nine months ended September 30, 2022, compared to $450,474 for the comparable prior-year period. The increase was attributable to a larger balance of debt outstanding in the current period as compared to the prior year, and higher rates of interest on the current borrowings.

There was no share redemption consideration for the nine months ended September 30, 2022, compared to $586,446 in the comparable prior-year period. The reduction is due to the payment in full of the Triangulum Redemption Consideration Obligation in November 2021.

Income tax benefit was $101,941 for the nine months ended September 30, 2022, compared to income tax expense of $7,000 for the comparable prior-year period. The increase in benefit is primarily the result of increased favorable discrete items related to excess tax benefits from stock-based compensation and changes in valuation allowance against deferred tax attributes because of changes in estimates of current-year ordinary income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2022	2021	2022	2021
Net (loss) income	$(698,690)	$874,236	$(1,828,293)	$1,513,428
Interest expense	1,896,865	129,422	5,281,322	450,474
Share redemption consideration	—	195,482	—	586,446
Interest income	(18,674)	(392)	(23,166)	(1,163)
Depreciation and amortization	740,069	722,475	2,189,789	2,160,217
Share-based compensation	329,140	449,564	954,550	1,207,649
Foreign currency exchange loss (gain)	255,140	33,781	490,041	31,511
Change in fair value of interest rate swap liability	—	—	—	(66,009)
Provision (benefit) for income taxes	(154,944)	(21,186)	(101,941)	7,000
Other non-recurring income	18,255	(25,000)	18,255	(25,000)
Severance expense	—	8,846	28,477	12,596
Special project expense (benefit) - Triangulum	—	116,798	(86,959)	413,024
Special project expense - Other	(17,000)	(20,904)	459,904	12,516
Adjusted EBITDA	$2,350,161	$2,463,122	$7,381,979	$6,302,689

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

As of September 30, 2022, we had total current assets of $25,425,442 and total assets of $42,482,202. This compares to $23,890,122 and $40,452,705, respectively, as of December 31, 2021. The increase in total current assets at September 30, 2022 was due primarily to higher revenues in the 2022 period. The increase in total assets was primarily due to the addition of $2,000,000 in intangibles through the exercise of an option in a contract pursuant to which we terminated the obligation to pay any consideration to a party from whom we acquired game assets in 2011.

Our total current liabilities as of September 30, 2022 increased to $7,268,976 from $4,401,071 as of December 31, 2021, primarily due to an increase in accrued royalties in our online gaming business and an increase in federal income tax payable.

Our business was cash-flow positive from operations as of September 30, 2022. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as they come due.

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

Our operating activities provided cash of $4,502,477 for the nine months ended September 30, 2022, compared to cash provided of $3,220,319 in the prior period. The increase in operating cash flow was primarily due to higher income from operations, partially offset by higher interest expense.

Cash used in investing activities during the nine months ended September 30, 2022 was $434,576, compared to cash used of $84,969 in the prior period. This was primarily due to an increase in the acquisition of certain software tools in 2022.

Cash used in financing activities during the nine months ended September 30, 2022 was $421,307, compared to cash used of $1,654,182 in the prior period. This was due to principal payments on our borrowings in 2022, offset by the proceeds from stock option exercised.

Critical accounting policies. Our significant accounting policies are described in our 2021 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of September 30, 2022, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of internal controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2022, 29,175 restricted shares of our common stock valued at $80,523 were issued to members of our Board in partial consideration for their service in Q3 2022. These shares were fully vested upon issuance. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.2	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.3	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 6, 2021	8-K	000-30653	10.1	October 8, 2021

10.4	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.5	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.6	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	8-K	000-30653	10.1	June 21, 2022

10.7	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.8	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 14, 2022

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 14, 2022

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)