Form 10-K
period 2022-12-31
Galaxy Gaming, Inc.
filed 2023-03-31
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter $84,647,451.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,411,098 common shares as of March 15, 2023.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

Products and Services

We have two operating segments which are combined into one reporting segment. In our GG Core operating segment, we license our products to gaming establishments in the physical world (casinos, racinos, cruise ships, etc.) and to providers of gaming devices such as electronic table games (“ETG’s). In our GG Digital operating segment, we license our products to gaming establishments in the virtual world (online casinos and other gaming-related websites).

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

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities. This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms. Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game. The BJS system can also be used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos, which we refer to as our Inter-Casino Link System. Beginning in 2022, we fundamentally redesigned our Enhanced Table Systems. Our new systems utilize off-the-shelf computer hardware and are developed using widely supported programming languages so as to be easily reviewable by the gaming laboratories that certify these types of products for use in casinos. In 2023, we expect to launch our Galaxy Operating System (“gOS”), a platform product to which we can add new functionality as periodic releases without the need to replace the fundamental hardware or software supporting the platform.

iGaming. On August 21, 2020, we completed the acquisition of 100% of the member interests in Progressive Games Partners, LLC (“PGP”). PGP holds the exclusive worldwide rights to a number of games titles (including ours) for relicensing to operators of online gaming systems worldwide. Prior to the acquisition, PGP had been the exclusive distributor of our games to the online gaming sector; by making the acquisition of PGP, we effectively eliminated the distributor fee that PGP charged us, and we now also receive the revenue PGP earns on the content of other licensors (to whom we pay a royalty fee). In many cases, these online operators provide “white label” gaming infrastructure for many separate online casino brands with the result that the content that PGP licenses can appear on hundreds of online gaming sites. PGP’s contracts with online operators prohibit those operators from deploying the content in markets where it is not legal to do so.

Product Strategy. In the physical casino market, we have a “three-dimensional” growth strategy. First, we seek to increase the number of casinos we serve with our games. Second, within a casino, we seek to increase the number of tables on which we have placements. Our current product placements are heavily concentrated around blackjack, and we have developed side bets and other game content to address other table game categories such as baccarat, roulette and craps. Finally, by adding our enhanced systems to tables that already have our content, we can increase the billable units per table. For example, on a blackjack table that has one of our side bets we can add a second side bet and a progressive jackpot for each side bet thereby increasing the billable units for that table from one to four. As of

December 31, 2022, we served 513 casinos worldwide, had content on 5,083 tables in those casinos and had a total of 7,737 billable units in those casinos.

Our strategy in iGaming is similar in that we seek to have our content on as many online tables as possible. However, the structure of the iGaming business is different in that many of our customers are iGaming platform providers that offer a turnkey online gaming solution to online operators who deploy those online offerings directly to the gaming player. To a lesser extent, we license our content to online operators who have their own platform and serve gaming customers directly. The online analog to a casino is called a “skin” where a skin is a separately branded and marketed URL. Online operators often offer multiple skins targeting different markets and using different themes. Our strategy is 1) to have our content on as many skins as possible and 2) to have as many of our games as possible on each skin. As of December 31, 2022, we had content on over 1,600 skins worldwide and approximately four to six game placements on each of those skins. Finally, we expect that additional states in the U.S. will legalize online gaming, allowing our online clients to offer games to a significantly bigger audience.

Recurring Revenue and Gross Profit

A majority of our clients contract with us to use our products and services on a month-to-month basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for substantially all of our total revenues in 2022 and 2021. Our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations. For the game content that we license in from third parties, we pay royalties to game owners whose content we re-license to casino operators. In our physical casino business, those royalties are included in operating expenses. In our iGaming business, those royalties are deducted from gross revenues and we present revenue net of the royalties.

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

Expand the number of markets we serve. In the past, there were table games markets in North America that we could not serve or in which we could not offer our full suite of products and services. In general, this was because we were not licensed to serve casinos in that market or the license we have limits the products and services we can provide. We believe that the redemption transaction we undertook in 2019 (discussed below in the “Significant Business Developments” section) has helped us with our licensing activities in existing and new markets, and will continue to help us, including table games markets outside of the United States. In the current year, we have received new or expanded licenses in 13 jurisdictions in North America, and 3 new iGaming jurisdictions.

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

Promote the use of our game content in adjacent gaming markets. We have game content that is well-known and popular in physical casinos and online casinos. One example is the Electronic Table Games (“ETG”) market, which offers table game content on touch-screen video devices. As casinos face rising labor costs, table games can become unprofitable at low bet minimums, and we believe casinos may seek to expand the use of ETGs to address this shortfall. Another example is lotteries (both ticket lotteries and iLotteries), where our well-known game content may attract patrons to lotteries as another way to enjoy it. There may be regulatory restrictions on the use of casino gaming content in certain lottery markets, but the addressable market is large even excluding these markets.

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

Our competitors include, but are not limited to, Light & Wonder, Inc.; International Game Technology; Play AGS, Inc.; TCS/John Huxley; and Masque Publishing. Most of these competitors are larger than we are, have more financial resources than we do, and have more business segments than we do. In addition, we expect additional competitors to emerge in the future. There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

SUPPLIERS

We own outright the content for Side Bets and Premium Games and we license games from others; to whom we pay royalty fees when we license those games to others (including in the online gaming sector). We generally have multi-year licensing agreements for this content. With respect to our Enhanced Table Systems, we obtain most of the parts for our products from third-party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our field service employees.

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

EMPLOYEES

As of December 31, 2022, we had 42 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel. As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

RECENT Business Developments

Share Redemption. On May 6, 2019, we redeemed all 23,271,667 shares (approximately 57.3% of the then-outstanding stock) of our common stock held by Triangulum Partners, LLC (“Triangulum”), an entity controlled by Robert B. Saucier (“Saucier”), Galaxy Gaming's founder, and, prior to the redemption, the holder of a majority of our outstanding common stock. Our Articles of Incorporation (the “Articles”) provide that if certain events occur in relation to a stockholder that is required to undergo a gaming suitability review or similar investigative process, we have the option to purchase all or any part of such stockholder's shares at a price per share that is equal to the average closing share price over the thirty calendar days preceding the purchase. The average closing share price over the thirty calendar days preceding the redemption was $1.68 per share.

The consideration owed to Triangulum for the redemption was $39,096,401 (the “Redemption Consideration Obligation”). Litigation between the Company and Triangulum related to the redemption and other matters was settled pursuant to a settlement agreement by a payment from the Company to Triangulum of the Redemption Consideration Obligation on November 15, 2021. See Note 9 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not own any real property used in the operation of our current business. We maintain our corporate office at 6480 Cameron Street, Suite 305, Las Vegas, Nevada, where we currently occupy approximately 14,000 square feet of combined office and warehouse space. We also maintain a small warehouse and service facility in Kent, Washington and a small office in Richland, Washington. See Note 8 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

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

	2022		2021
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	4.63	3.53	3.02	1.72
June 30,	5.39	3.20	3.70	2.70
September 30,	3.90	2.35	4.64	3.68
December 31,	2.75	2.15	4.45	3.67

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

HOLDERS OF OUR COMMON STOCK

As of March 15, 2023, we had 24,411,098 shares of our common stock issued and outstanding and 41 shareholders of record.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. Even though we repaid in full the borrowings we made in 2020 from the MSPLP, we were prohibited from paying dividends or making share repurchases for one year after the repayment. In addition, the Fortress Credit Agreement imposes significant restrictions on our ability to pay dividends. See Note 9 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

TRANSFER AGENT

Our stock transfer agent and registrar is Pacific Stock Transfer Company. located at 6725 Via Austi Parkway, Suite 300, Las Vegas, Nevada, 89119. Their telephone number is (540) 216-0187.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2022 and 2021. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, we generated gross revenues of $23,442,306 compared to $19,984,378 in 2021, representing an increase of $3,457,928, or 17.3%. Revenues in our GG Core operating segment increased 13.6%, from $13,556,436 to $15,399,059. This increase was directly attributable to the re-opening of a significant portion of our land-based customers in the UK after the restrictions due to the COVID-19 crisis were lifted. Net revenues in our GG Digital operating segment increased 25.1% from $6,427,943 to $8,043,247. Our online gaming revenues increased due to our online customers’ growth in their traditional markets and their entry into new markets. U.S. revenue in both operating segments in 2022 were adversely impacted by movement of the exchange rates into U.S. Dollars for the Euro and the British Pound beginning in the second quarter of 2022.

Selling, general and administrative expenses were $12,548,033 in 2022 compared to $10,646,524 in 2021, representing an increase of $1,901,509 or 17.9%. The increase was driven by increases in salaries and wages, higher professional services fees in legal, consulting, and accounting, and higher travel costs, offset by lower bonus expense.

Research and development expenses were $584,513 in 2022 compared to $520,449 in 2021, representing an increase of $64,064, or 12.3%. This increase was primarily due to increased headcount.

Share-based compensation expenses were $1,278,068 in 2022 compared to $1,532,455 in 2021, representing a decrease of $254,387, or 16.6%. This decrease was due to a reduction in the component of fees paid in shares to members of our Board of Directors and to a reduction in the amortization of share-based compensation to officers, employees and consultants.

As a result of the changes described above, income from operations was $6,071,802 in 2022 compared to $4,345,126 in 2021, an increase of $1,726,676, or 39.7%.

Total interest expense increased $5,905,838 to $7,411,224 in 2022 compared to $1,505,386 in 2021. The increase was attributable to significantly higher rates of interest on our borrowings. See Note 9 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

Share redemption consideration was $0 in 2022 compared to $682,469 in 2021. The reduction is due to the payment in full of the Triangulum Redemption Consideration in November 2021. See Note 9 to our audited consolidated financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” for further details.

The income tax expense was $208,887 in 2022 based on an effective rate of (12.85)% compared to the benefit of $48,637 in 2021 based on an effective rate of 2.25%. The (12.85)% effective tax rate for 2022 differed from the statutory federal income tax rate of 21% and was primarily attributable to (i) 2020 and 2021 tax impact of Employee Retention Credit applied for by the Company in Q4 2022 and recorded in 2022; (ii) increased tax benefit from the exercise of stock options; (iii) the increased foreign rate differential; (iii) increased foreign tax credit carryover not utilized in 2021 and carried over to future periods; and (iv) the Company maintaining a valuation allowance against its deferred tax assets.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Adjusted EBITDA includes adjustments to net income (loss) to exclude interest, income taxes, depreciation, amortization, share based compensation, foreign currency exchange loss, change in fair value of interest rate swap liability and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of GAAP net income to Adjusted EBITDA is as follows:

	Years ended December 31,
Adjusted EBITDA Reconciliation:	2022	2021
Net (loss) income	$(1,773,189)	$2,111,812
Interest expense	7,411,224	1,505,386
Share redemption consideration	—	682,469
Interest income	(71,223)	(2,048)
Depreciation and amortization	2,761,359	2,858,991
Share-based compensation	1,278,068	1,532,455
Foreign currency exchange loss (gain)	290,394	64,879
Change in fair value of interest rate swap liability	—	(66,009)
Provision (benefit) for income taxes	208,887	48,637
Other non-recurring income	5,709	—
Severance expense	28,477	12,596
Special project expense (benefit) - Triangulum	(86,959)	487,712
Special project expense - Other	481,737	(503,050)
Adjusted EBITDA	$10,534,484	$8,733,830

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

As of December 31, 2022, we had total current assets of $24,194,187 and total assets of $42,010,516. This compares to $23,119,874 and $40,452,705, respectively, as of December 31, 2021. The increase in total current assets as of December 31, 2022 was primarily due to an increase in cash and prepaids, offset by a decrease in receivables. The increase in total assets as of December 31, 2022 was due to the increase in current assets and an increase in intangible assets which was largely offset by amortization of pre-existing intangible assets.

Our total current liabilities as of December 31, 2022 increased to $6,032,441 from $4,401,071 as of December 31, 2021, primarily due to an increase in payables and accrued expenses, partly offset by a reduction in bonuses payable.

Our business was cash-flow positive in 2022. Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as they come due over at least the next 12 months.

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

Operating activities

Our operating activities provided $6,391,040 in cash for the year ended December 31, 2022, compared to cash provided of $6,471,480 in the prior year. Cash provided consisted of $(1,773,189) in net loss adjusted for $5,637,684 in non-cash expense addbacks, primarily composed of the change in depreciation and amortization expenses, amortization of debt issuance costs, share-based compensation, foreign currency exchange loss and amortization of right-of-use assets, offset by a $2,526,545 decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities, primarily reflects a $1,077,564 increase in accounts receivable and a $1,134,653 decrease in accounts payable and accrued expenses, offset by $348,163 increase in prepaids and $230,265 decrease in operating lease liabilities.

Investing activities

Net cash used in investing activities was $3,417,337 for the year ended December 31, 2022, and $701,638 for the year ended December 31, 2021, which resulted primarily from the $2,000,000 purchase and retirement of the obligation to make contingent payments to a third party out of revenue we receive in licensing our Bonus Craps™ game. The remainder of the 2022 figure and the majority of the 2021 figure is the result of the acquisition of software.

Financing activities

Net cash used in financing activities for the year ended December 31, 2022, was $745,633. The principal financing activities were the mandatory repayment of $600,000 on the Fortress Credit Agreement and payment of $658,550 on insurance notes payable, largely offset by the proceeds from stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2021, was $4,362,293, consisting primarily of the cash proceeds from the Fortress Credit Agreement and the proceeds from stock option exercise, which was offset by the pay-off of the Nevada State Bank (“NSB”) Term Loan, the Revolving Loan, the MSPLP and the Triangulum promissory note.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Galaxy Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Diego, California

March 30, 2023

We have served as the Company’s auditor since 2020.

GALAXY GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

ASSETS	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$18,237,513	$16,058,714
Accounts receivable, net of allowance of $183,242 and $348,695, respectively	3,449,753	4,377,165
Income tax receivable	515,259	1,536,682
Prepaid expenses	1,402,824	1,125,777
Other current assets	588,838	21,536
Total current assets	24,194,187	23,119,874
Property and equipment, net	143,438	98,594
Operating lease right-of-use assets	1,002,749	1,167,903
Assets deployed at client locations, net	1,399,708	1,130,983
Goodwill	1,091,000	1,091,000
Other intangible assets, net	13,906,111	13,677,264
Other assets	273,323	167,087
Total assets	$42,010,516	$40,452,705
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,129,869	$374,323
Accrued expenses	3,697,504	2,666,073
Revenue contract liability	16,667	37,500
Current portion of operating lease liabilities	248,317	222,806
Current portion of long-term debt	940,084	1,100,369
Total current liabilities	6,032,441	4,401,071
Long-term operating lease liabilities	830,289	1,019,029
Long-term debt and liabilities, net	52,960,772	52,143,810
Deferred tax liabilities, net	72,401	175,218
Total liabilities	59,895,903	57,739,128
Commitments and Contingencies (See Note 10)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,411,098 and 23,523,969 shares issued and outstanding, respectively	24,411	23,524
Additional paid-in capital	17,575,396	16,380,597
Accumulated deficit	(35,316,540)	(33,543,351)
Accumulated other comprehensive loss	(168,654)	(147,193)
Total stockholders’ deficit	(17,885,387)	(17,286,423)
Total liabilities and stockholders’ deficit	$42,010,516	$40,452,705

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31, 2022	December 31, 2021
Revenue:
Licensing fees	$23,442,306	$19,984,378
Total revenue	23,442,306	19,984,378
Costs and expenses:
Cost of ancillary products and assembled components	198,531	80,833
Selling, general and administrative	12,548,033	10,646,524
Research and development	584,513	520,449
Depreciation and amortization	2,761,359	2,858,991
Share-based compensation	1,278,068	1,532,455
Total costs and expenses	17,370,504	15,639,252
Income from operations	6,071,802	4,345,126
Other income (expense):
Interest income	71,223	2,048
Interest expense	(7,411,224)	(1,505,386)
Share redemption consideration	—	(682,469)
Foreign currency exchange loss	(290,394)	(64,879)
Change in fair value of interest rate swap liability	—	66,009
Other non-recurring (loss) income	(5,709)	—
Total other expense, net	(7,636,104)	(2,184,677)
(Loss) income before provision for income taxes	(1,564,302)	2,160,449
Provision for income taxes	(208,887)	(48,637)
Net (loss) income	(1,773,189)	2,111,812
Foreign currency translation adjustment	(21,461)	(184,884)
Comprehensive (loss) income	$(1,794,650)	$1,926,928

Net (loss) income per share:
Basic	$(0.07)	$0.10
Diluted	$(0.07)	$0.10

Weighted-average shares outstanding:
Basic	24,770,765	20,328,110
Diluted	24,770,765	21,840,609

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, January 1, 2021	21,970,638	$21,971	$10,798,536	$(35,655,163)	$37,691	$(24,796,965)
Warrants issued in connection with Fortress credit agreement	—	—	3,149,002	—	—	3,149,002
Net income	—	—	—	2,111,812	—	2,111,812
Foreign currency translation loss	—	—	—	—	(184,884)	(184,884)
Stock options exercised	1,094,998	1,095	901,062	—	—	902,157
Share-based compensation	458,333	458	1,531,997	—	—	1,532,455
Balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(1,773,189)	—	(1,773,189)
Foreign currency translation loss	—	—	—	—	(21,461)	(21,461)
Surrender of options	(365,751)	(366)	(1,279,767)	—	—	(1,280,133)
Stock options exercised	1,098,831	1,099	1,196,652	—	—	1,197,751
Share-based compensation	154,049	154	1,277,914	—	—	1,278,068
Balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2022 AND 2021

	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(1,773,189)	$2,111,812
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,761,359	2,858,991
Amortization of right-of-use assets	232,190	228,522
Amortization of debt issuance costs and debt discount	1,476,545	369,093
Bad debt expense (recovery)	(121,222)	358,160
Loss on disposal of property and equipment	113,561	40,109
Change in fair value of interest rate swap liability	—	(66,009)
Deferred income tax	(102,817)	24,326
Share-based compensation	1,278,068	1,532,455
Changes in operating assets and liabilities:
Accounts receivable	1,077,564	(2,367,258)
Income tax receivable	1,019,825	(306,887)
Prepaid expenses and other current assets	(348,163)	680,663
Other assets	(106,236)	(49,923)
Accounts payable	755,808	(91,242)
Accrued expenses	378,845	1,338,195
Revenue contract liability	(20,833)	8,333
Operating lease liabilities	(230,265)	(197,860)
Net cash provided by operating activities	6,391,040	6,471,480
Cash flows from investing activities:
Investment in internally developed software	(685,022)	(198,667)
Investment in purchase of intellectual property	(2,000,000)	—
Proceeds from sale of property and equipment	—	25,000
Acquisition of property and equipment	(117,013)	(60,067)
Acquisition of assemblies in process assets	(615,302)	(467,904)
Net cash used in investing activities	(3,417,337)	(701,638)
Cash flows from financing activities:
Payments of debt issuance costs	(59,583)	(3,138,521)
Proceeds from stock option exercises	572,500	902,157
Principal payments on long-term debt	(1,258,550)	(13,104,942)
Proceeds from Fortress Credit Agreement, net	—	58,800,000
Settlement of Redemption Consideration Obligation	—	(39,096,401)
Net cash used in financing activities	(745,633)	4,362,293
Effect of exchange rate changes on cash	(49,271)	(66,809)
Net increase in cash and cash equivalents	2,178,799	10,065,326
Cash and cash equivalents – beginning of period	16,058,714	5,993,388
Cash and cash equivalents – end of period	$18,237,513	$16,058,714
Supplemental cash flow information:
Cash paid for interest	$6,051,676	$940,097
Cash paid for income taxes	$76,663	$319,967
Supplemental schedule of non-cash activities:
Fortress warrants issued	$—	$3,149,002
Insurance acquired under note payable	$498,265	$653,521
Net option settlement and tax withholding through additional paid-in capital	$1,280,133	$—
Right-of-use assets obtained in exchange for lease liabilities	$71,901	$28,604

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Credit Agreement Amendments and Fortress Credit Agreement. See Note 9 for discussion of amendments made to the Company’s credit agreement and the entry into the Fortress Credit Agreement.

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

Assets deployed at client locations, net. Our Enhanced Table Systems are assembled by us and accounted for as assemblies in process until deployed at our casino clients’ premises (Note 5). Assemblies in process are maintained at the Company and externally at third-party warehouses. Once deployed and placed into service at client locations, the assets are transferred from assemblies in process and reported as assets deployed at client locations. These assets are stated at cost, net of accumulated depreciation. Depreciation on assets deployed at client locations is calculated using the straight-line method over a three-year period and commences at date transferred to client location.

Property and equipment, net. Property and equipment are being depreciated over their estimated useful lives (three to five years) using the straight-line method of depreciation (Note 4). Property and equipment are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds their fair value.

Goodwill. Goodwill (Note 6) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amount will be reduced, and an impairment loss will be recognized.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Client relationships	9 - 22 years
Trademarks	20 - 30 years
Intellectual property	12 years
Non-compete agreements	9 years
Software	3 years

Other intangible assets (Note 6) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the years ended December 31, 2022, or 2021.

Software relates primarily to assets where costs are capitalizable during the application development phase. Labor-related costs associated with product development are included in software.

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

Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 8).

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). See Note 3.

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

Share-based compensation. We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the grant date trading price of our stock. The fair value of stock option awards (Note 12) is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

Government subsidies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company records government subsidies as offsets to the related operating expenses. During the year ended December 31, 2022, qualified payroll credits reduced general and administrative expenses by $574,979 on our condensed consolidated statements of operations. The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheets as of December 31, 2022.

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more-likely-than-not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2022, and 2021, we recorded a full valuation allowance against certain deferred assets.

In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates. We recognize the tax benefit from an uncertain tax position if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on an evaluation of the technical merits of the position, which requires a significant degree of judgment (Note 11).

New accounting standards not yet adopted. Financial Instruments – Credit Losses. In February 2020, FASB issued Accounting Standards Update ("ASU") No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of Topic 326 for smaller reporting companies until fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments were effective upon issuance and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. We have completed our evaluation of significant contracts. Contracts reviewed will be modified to apply a new reference rate, primarily the Secured Overnight Financing Rate ("SOFR") where applicable. As a result, the guidance has not had, and is not expected to have, a material impact on our consolidated financial statements.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the years ended December 31, 2022, and 2021:

	Twelve Months Ended December 31,
	2022	2021
The Americas	$13,307,804	$10,024,537
Europe, Middle East and Africa	10,134,502	9,959,841
Total revenue	$23,442,306	$19,984,378

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $1,107,544 and $771,293 for the years ended December 31, 2022, and 2021 and are included in the accounts receivable balance in the accompanying balance sheets.

Royalty agreements. From time to time, the Company licenses intellectual property from third-party owners and re-licenses that intellectual property to its casino clients. In these arrangements, the Company usually agrees to pay the owner of the intellectual property a royalty based on the revenues the Company receives from licensing the intellectual property to its casino clients. For the years ended December 31, 2022, and 2021, license royalty payments of $2,424,276 and $1,670,210, respectively, are recorded net in revenue.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Furniture and fixtures	$404,702	$312,639
Automotive vehicles	171,671	171,671
Office and computer equipment	382,804	389,628
Leasehold improvements	35,531	35,531
Property and equipment, gross	994,708	909,469
Less: accumulated depreciation	(851,270)	(810,875)
Property and equipment, net	$143,438	$98,594

For the years ended December 31, 2022 and 2021, depreciation expense related to property and equipment was $53,914 and $78,199, respectively.

NOTE 5. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following at December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Enhanced table systems	$1,414,048	$1,139,827
Assemblies in process	893,489	770,248
Less: accumulated depreciation	(907,829)	(779,092)
Assets deployed at client location, net	$1,399,708	$1,130,983

For the years ended December 31, 2022 and 2021, depreciation expense related to assets deployed at client locations was $251,270 and $197,493, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Patents	$13,507,997	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	—
Non-compete agreements	660,000	660,000
Software	968,362	283,340
Other intangible assets, gross	34,058,182	31,373,160
Less: accumulated amortization	(20,152,071)	(17,695,896)
Other intangible assets, net	$13,906,111	$13,677,264

For the years ended December 31, 2022 and 2021, amortization expense related to the finite-lived intangible assets was $2,456,175 and $2,608,299 respectively.

In November 2011, the Company acquired certain intellectual property in exchange for contingent consideration to be paid in the future based on licensing by Galaxy Gaming of games utilizing the intellectual property. Effective September 30, 2022, the Company paid the seller of the contract assets $2,000,000 and terminated any obligation to pay contingent consideration after September 30, 2022. The actual payment of $2,000,000 was made on October 4, 2022.

Estimated future amortization expense is as follows:

Years Ended December 31,	Total
2023	$1,841,923
2024	1,802,471
2025	1,795,313
2026	1,651,554
2027	1,603,634
Thereafter	5,211,216
Total	$13,906,111

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Commissions and royalties	$1,869,704	$1,165,744
Payroll and related	1,703,703	1,156,291
Interest	100,398	233,333
Other	23,699	110,705
Total accrued expenses	$3,697,504	$2,666,073

NOTE 8. LEASES

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

As of December 31, 2022, our leases have remaining lease terms ranging from 12 months to 51 months. Some of these leases contain options that allow us to extend or terminate the lease agreement.

As of December 31, 2022, no renewal option periods were included in any estimated minimum lease terms as the options were not deemed reasonably certain to be exercised.

Supplemental balance sheet information related to leases is as follows:

	As of December 31, 2022
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$1,002,749

Operating lease current liabilities	$248,317	Current portion of operating lease liabilities

Operating lease long-term liabilities	830,289	Long-term operating lease liabilities

Total operating lease liabilities	$1,078,606

Weighted-average remaining lease term:
Operating leases	3.94

Weighted-average discount rate:
Operating leases	4.4%

The components of lease expense are as follows:

	Year Ended December 31, 2022
	Amount	Classification
Operating lease cost	$286,296	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31, 2022
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$281,303	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$71,901	Supplemental cash flow information

As of December 31, 2022, future maturities of our operating lease liabilities are as follows:

Amount
2023	$290,877
2024	288,892
2025	294,507
2026	302,011
2027	2,985
Total minimum lease payments	1,179,272
Less: imputed interest	(100,666)
Total operating lease liability	1,078,606
Less: current portion	(248,317)
Long-term portion	$830,289

NOTE 9. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Fortress credit agreement	$59,400,000	$60,000,000
Insurance notes payable	340,084	500,369
Long-term debt and liabilities, gross	59,740,084	60,500,369
Less: Unamortized debt issuance costs	(5,839,228)	(7,256,190)
Long-term debt and liabilities, net of debt issuance costs	53,900,856	53,244,179
Less: Current portion of long-term debt	(940,084)	(1,100,369)
Long-term debt and liabilities, net	$52,960,772	$52,143,810

For most of 2021, our long-term liabilities consisted of term and revolving notes owed to Nevada State Bank, borrowings under the Main Street Priority Loan Program, and redemption consideration owed to Triangulum Partners LLC. All of those liabilities were paid in full from the proceeds of the Fortress Credit Agreement on November 15, 2021.

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress Credit Agreement”) in the amount of $60.0 million. The proceeds of the loan were used to (i) pay approximately $39.5 million to Triangulum as full payment of the settlement amount due under the previously filed settlement agreement between Galaxy Gaming and Triangulum, as set forth above; (ii) repay approximately $11.1 million due and owing to NSB under the MSPLP and under the Amended and Restated Credit Agreement, dated as of May 13, 2021, made between Galaxy Gaming and Zions Bancorporation, N.A. dba Nevada State Bank, a Nevada state banking corporation, and (iii) approximately $4.1 million was used to pay fees and expenses. The remaining approximately $5.3 million was added to the Company’s cash on hand and used for corporate and operating purposes.

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in April 2023 based on results for fiscal 2022. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 8.00x for the quarter ended December 31, 2022. The Company was in compliance with its Total Net Leverage Ratio as of December 31, 2022. Also, The Fortress Credit Agreement requires that the Company not allow balances in bank accounts that are not covered by an account control agreement to exceed $1,000,000 at any month-end. The bank accounts held by PGP in the Isle of Man are not covered by account control agreements and the balances in those accounts exceeded $1,000,000 at the end of November and December 2021 and January and February 2022. In March 2022, the balances in those accounts were reduced to less than $1,000,000. The Company informed Fortress of the covenant breach, and a Consent and Waiver Agreement (the "Consent and Waiver Agreement”) was executed among the Company, Fortress, as Agent (the "Agent”), and the Lenders party to the Fortress

Credit Agreement on March 16, 2022. As of March 31, 2022 and through December 31, 2022, the Company was in compliance with the covenants under the Fortress Credit Agreement, and maintained bank account balances within the $1,000,000 threshold.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

As of December 31, 2022, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2023	$940,084
2024	600,000
2025	600,000
2026	57,600,000
2027	—
Thereafter	—
Long-term liabilities, gross	$59,740,084

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the years ended December 31, 2022 and 2021, respectively, we had the following client revenue concentrations:

	Location	2022 Revenue	2021 Revenue	Accounts Receivable December 31, 2022	Accounts Receivable December 31, 2021
Client A	Europe	27.6%	26.1%	$552,493	$—
Client B	North America	8.5%	9.6%	$414,234	$138,338

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.

An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity but may be material to the results of operations in any given period and, accordingly, no provision for loss has been reflected in the accompanying financial statements related to these matters.

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

NOTE 11. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2022 and 2021:

	2022	2021
U.S.(loss)	$(6,839,931)	$(770,771)
Non-U.S. income	5,275,629	2,931,220
Income (loss) before income taxes	$(1,564,302)	$2,160,449

	2022	2021
Current:
Federal	$240,809	$(62,074)
State	(7,570)	11,500
Foreign	78,465	74,885
Total current	311,704	24,311
Deferred:
Federal	(90,774)	(97,965)
State	(12,043)	122,291
Total deferred	(102,817)	24,326
Provision for income taxes	$208,887	$48,637

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2022 and 2021:

	2022	2021
Tax provision computed at the federal statutory rate	$(341,315)	$453,694
Foreign rate differential	(121,061)	(540,670)
State income tax, net of federal benefit	(48,062)	22,226
162(m) compensation limit	208,884	228,069
Share based compensation	(282,956)	(615,062)
Subpart F income	224,285	717,218
Other permanent items	—	1,138
Credits	(78,465)	(94,223)
Impact of CARES Act	(76,443)	(71,168)
State tax true ups	—	(79,997)
Other rate changes, net of benefit	6,019	(15,698)
Uncertain tax positions	(17,723)	1,933
Change in valuation allowance	735,724	41,177
Provision for income taxes	$208,887	$48,637

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2022 and 2021:

	2022	2021
Deferred Tax Assets:
Right-of-use asset	$228,408	$268,137
Net operating loss	440,756	88,879
Share based compensation	291,019	228,574
Intangible assets	258,321	176,457
Tax credits	175,341	—
Capitalized R&D Cost	119,936	—
Accruals and reserves	83,411	127,332
Debt issuance costs	110,339	50,246
Other	54,465	7,232
Total deferred tax assets	1,761,996	946,857

Total valuation allowance	(1,337,290)	(601,566)

Deferred Tax Liabilities:
Right-of-use liability	(245,686)	(285,111)
Prepaid assets	(135,535)	(171,411)
Basis difference in fixed assets	(113,061)	(62,968)
Other	(2,825)	(1,019)
Total deferred tax liabilities	(497,107)	(520,509)
Net deferred tax liabilities	$(72,401)	$(175,218)

On March 28, 2022, the Company redomiciled PGP from Isle of Man to Nevada with the Company remaining as its sole member. The change in place of organization is categorized as a tax-free reorganization. Following this action, PGP’s earnings will be included in the US taxable income of the Company. Further, the Company has recorded a deferred tax asset equal to the tax basis of deferred attributes of PGP at statutory rates.

As of December 31, 2022, the Company recognized federal and state net operating loss carryforwards of $1.4 million and $2.2 million, respectively. The majority of the state carryforward amounts will begin to expire in 2040, while some state net operating losses have an indefinite carryforward period. The federal carryforward does not expire and subject to utilization in future periods up to 80% of federal taxable income.

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

A significant piece of objective negative evidence evaluated was the three-year cumulative loss position the company is in as of the period ended December 31, 2022. Such objective negative evidence limits the ability to consider other more subjective evidence such as projections of future income. The amount of the deferred tax asset considered realizable could be adjusted in future periods if the objective negative evidence of a cumulative loss is no longer present, and more weight is given to subjective evidence such as future income and growth.

Upon assessing all of the relevant evidence, the Company determined it has not met the more-likely-than-not threshold to support the realization of all or part of its deferred tax assets. The Company has recorded a valuation allowance against certain of its deferreds in the amount of $(1,337,290). The current-year change resulted in additional tax expense of $735,724, which impacted the Company’s effective tax rate by (45.27)%.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of deferred tax liabilities, net in the accompanying financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2022 and 2021:

	2022	2021
Beginning balance	$48,632	$46,699
Decreases (increases) related to tax positions taken during the prior year	(17,723)	1,933
Ending balance	$30,909	$48,632

Our total liability for unrecognized gross tax benefits was $30,909 as of December 31, 2022, which, if ultimately recognized, would impact the annual estimated effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2019 and thereafter. For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2019 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2022 and 2021, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2022 and 2021, as such amounts would be immaterial, if any.

NOTE 12. SHARE-BASED COMPENSATION

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. As of December 31, 2022, a total of 7,550,750 shares of our common stock were authorized for issuance. As of December 31, 2022, 250,911 shares remained available for issuance as new awards under the 2014 Plan.

Stock Options

During the years ended December 31, 2022 and 2021, we issued 740,000 and 90,000 options to purchase our common stock, respectively, to executive officers, employees and independent contractors. The fair value of all stock options granted for the years ended December 31, 2022 and 2021, was determined to be $1,497,473 and $162,252, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued For the Twelve Months Ended December 31, 2022	Options Issued For the Twelve Months Ended December 31, 2021
Dividend yield	0%	0%
Expected volatility	59.25% - 60.70%	61.12% - 68.74%
Risk-free interest rate	1.37% - 3.90%	.48% - .98%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding -- December 31, 2021	1,935,002	$1.33	$4,788,314	1.87
Issued	740,000	$3.86	$—	—
Surrender of options	365,751	$1.16	$—	—
Exercised	(1,098,831)	$1.11	$(1,464,770)	—
Forfeited or expired	(322,041)	$1.16	$—	—
Outstanding -- December 31, 2022	1,619,881	$2.61	$(267,418)	2.74
Exercisable -- December 31, 2022	684,882	$1.45	$677,901	1.19

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested – December 31, 2021	477,001	$1.97	$873,958	3.45
Granted	740,000	$3.86	$—	0.00
Vested	(262,001)	$1.86	$—	0.00
Forfeited	(20,001)	$1.41	$—	0.00
Unvested - December 31, 2022	934,999	$3.50	$(990,043)	3.90

As of December 31, 2022, our unrecognized share-based compensation expense associated with the stock options issued was $957,375, which is expected to be amortized over a weighted-average period of 0.77 years.

Restricted Awards

During the year ended December 31, 2022, we issued an aggregate of 104,049 restricted shares of our common stock valued at $332,990 to our board members in consideration of their service on the Board. These shares vested immediately on the grant date. As of December 31, 2022, there were 2,583,515 restricted shares outstanding. As of December 31, 2022 and 2021, unvested restricted shares were 50,001 and 100,000 respectively. There were no forfeitures of restricted shares in 2022 or 2021.

Employment Agreement Amendment

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

Option Surrender

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

NOTE 13. SUBSEQUENT EVENTS

On January 25, 2023, the Board of Directors of Galaxy Gaming, by unanimous written consent, voted to approve a reduction to its compensation arrangements with non-employee directors for the fiscal year 2023.

Targeted aggregate annual Board compensation for 2023 shall be at the revised levels below and shall continue to be paid 60% in cash and 40% in stock. Cash compensation will be paid monthly in arrears and stock compensation will be paid quarterly in arrears with the stock valued at the average daily closing price in the last month of the quarter.

The Board approved the annual Board compensation for 2023 as noted in the table below:

Annual Compensation Target
Board Member	$127,500
Audit Committee Chair	$148,750
Board Chair	$170,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our directors and executive officers, their ages and their appointment date/years in position as of December 31, 2022.

Name	Age	Office(s) Held	Years in Position/Date of Appointment or Commencement
Todd P. Cravens	50	President and Chief Executive Officer	5 years/July 24, 2017
Harry C. Hagerty	62	Chief Financial Officer, Secretary and Treasurer	5 years/May 1, 2017
Mark A. Lipparelli	57	Chairman of the Board	5 years/July 26, 2017
Michael Gavin Isaacs	58	Director	3 years/June 3, 2019
Cheryl A. Kondra	50	Director	1 year/December 2, 2021
Meredith Brill	47	Director	July 13, 2022
Bryan W. Waters	60	Director	7 years/April 1, 2015

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

Mark A. Lipparelli has been a Director and our Chairman since July 2017. Mr.Lipparelli currently serves as the Managing Member and Chief Executive Officer of GVII, LLC, a Nevada gaming licensee that manages the Westgate Resort Las Vegas, (since November 2019); Managing Member of CAMS, LLC, a technology services company to the online gaming industry, (since September 2019); and Managing Member of SBOpco, LLC, a sportsbook company operating as SuperBook, (since January 2021). Additionally, Mr. Lipparelli serves as an advisor to a limited number of operating and investment entities through GVIII, LLC where he is the Managing Member. Mr. Lipparelli has served as a member of the Board of Directors of Golden Entertainment, Inc. since 2015. Mr. Lipparelli also formerly represented State Senate District 6 in the Nevada Legislature, having been appointed to the post in December 2014, and served on a number of Senate committees. Mr. Lipparelli has also been an appointee to the Nevada Gaming Policy Committee. Between 2009 and 2012, Mr. Lipparelli served as a Board Member and Chairman of the Nevada Gaming Control Board. Between 2002 and 2007, Mr. Lipparelli served in various executive management positions at Bally Technologies, Inc., a gaming technology supply company listed on the NYSE, including as Executive Vice President of Operations. Prior to joining Bally, Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a publicly traded gaming supply company, from 2001 to 2003; as Chief Financial Officer of Camco, Inc., a retail chain holding company, from 2000 to 2001; as Senior Vice President of Entertainment Systems for Bally Gaming, Inc. (a subsidiary of publicly traded Alliance Gaming Corporation), from 1998 to 2000; and various management positions including Vice President of Finance for publicly traded Casino Data Systems from 1993 to 1998. Mr. Lipparelli is a Board Trustee Emeritus of the University of Nevada Foundation, Board Member of the International Center for Responsible Gaming, member of the International Association of Gaming Advisors and a member of the International Masters of Gaming Law. Mr.Lipparelli holds a bachelor’s degree in finance and a master’s degree in economics from the University of Nevada, Reno.

Bryan W. Waters has been a Director since April 2015. Mr. Waters currently is CEO of Luminator Technology Group, a globally recognized leader in providing technology solutions that increase intelligence, safety and efficiency for public transit operators. Mr. Waters also oversees Magnolia Lane Partners, LLC, a company he founded in 2012, which is an advisory and asset management firm, and is active in advising several specialty finance entities. Mr. Waters previously served as CEO of Microf, LLC, a fin-tech platform and lease to own provider for the home improvement industry from June 2019 through September 2021. Mr. Waters served as President and Chief Operating Officer of Genesis Financial Solutions, the largest second look private label credit card issuer in the United States, from June 2016 to January 2018. Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees throughout 850 finance centers from June 2015 through June 2016. In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015. In 2012, Mr. Waters joined the Board of CBV Collection Services, LTD, a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada. In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy claims in the country. At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets. Mr. Waters joined Pacific National Bank in 2006 as President and Chief Executive Officer and was responsible for P & L growth of the privately held $2.3 billion 17 branch bank until its sale to U.S. Bank in October 2009. In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender. Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company in December 2005 to Cash America International, Inc. a NYSE listed company. A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous executive positions throughout his 12 years with the bank, including President of the Southern Nevada region.

Michael Gavin Isaacs has been a Director since June 2019 and serves as our Compensation Committee Chairperson. Mr. Isaacs is also currently Chairman of the Board of Directors of Games Global, Ltd., a company operating in the iGaming area providing content to iGaming operators in regulated markets, and a gaming industry advisor to Jackpocket, an online lottery app, and PureSoftware, an India-based developer and talent source. Mr. Isaacs previously served as Vice Chairman of the Board of Scientific Games Corporation (“Scientific Games”), a global leader in lottery games and sports betting and technology, from August 2016 until December 2018, and prior to that was a member of the Board of Directors and President and Chief Executive Officer of Scientific Games from June 2014 until August 2016. During his tenure at Scientific Games, Mr. Isaacs oversaw a gaming and lottery entertainment powerhouse that operated under a portfolio of successful brands, including Bally, Barcrest, Global Draw, SG Lottery, Shuffle Master and WMS. Mr. Isaacs was instrumental in Scientific Games’ $5.1 billion acquisition of Bally Technologies in 2014 and in a two-year span helped grow annual revenues from $1.3 billion to $2.9 billion, reflecting a 100 percent increase in social revenue growth which positioned Scientific Games as the No. 2 ranked global social interactive business. Prior to 2014, Mr. Isaacs served as Chief Executive Officer of SHFL Entertainment, Inc. and served as Executive Vice President and Chief Operating Officer of Bally from 2006 through 2011. In 2012, Mr. Isaacs played a key role in Bally’s $1.3 billion acquisition of SHFL entertainment and was pivotal in merging four companies (Scientific Games, Bally, SHFL and WMS) into a single, innovation-driven organization focused on empowering customers by creating the world’s best gaming and lottery experiences. Prior to joining Bally, he held senior roles and key management positions at Aristocrat Leisure Limited (“Aristocrat”) for eight years, including General Manager, Legal and Compliance; General Manager, Marketing and Business Development; and Managing Director, Europe, before becoming Aristocrat’s Americas President in 2003. Mr. Isaacs is a former Non-Executive Director of Draftkings Inc. (NASDAQ:DKNG) from April 2020 to April 2021, and former Chairman of SBTech from January 2019 to April 2020. Mr. Isaacs previously served as a Trustee 5 and the President of the International Association of Gaming Advisors, and as Vice Chairman of the board of directors of the American Gaming Association. Mr. Isaacs has a Masters of Laws degree and an undergraduate degree in Accounting and Financial Systems. Mr. Isaacs brings to the Company experience on public boards of directors and a proven track record of success in leading company turnarounds and establishing companies on strong growth trajectories.

Cheryl Kondra has been a Director since December 2021 and was named the Audit Committee Chairperson as of March 2022. Since June 2020, Ms. Kondra has served as Vice President of Internal Audit at Tractor Supply Company (NASDAQ:TSCO), the largest rural lifestyle retailer in the United States. Prior to Tractor Supply Company, she had an extensive career in gaming, having served as the VP of Internal Audit for Genting Americas from 2019-2020. Prior to that she was VP of Internal Audit and Chief Compliance Officer at Pinnacle Entertainment from October 2014 to September 2018. Ms. Kondra was the Chief Audit Executive at Caesars Entertainment from October 2007 to August 2014 and held various other positions with Harrah’s and Caesars Entertainment since 1997 within the Internal Audit and Compliance functions. Ms. Kondra has a Master of Accountancy degree and an undergraduate degree in Accounting. Ms. Kondra is a Certified Internal Auditor.

Meredith Brill is a Director and was appointed to the Board effective July 13, 2022. Ms. Brill earned a Bachelor's Degree in Applied Science & Engineering in 1997 from the University of Toronto and a Law Degree from Osgoode Hall at York University in 2000. Ms. Brill is a Private Investor who focuses on evaluating special situation investments and unique business models. Prior to shifting to investing, she was an experienced Canadian Intellectual Property Lawyer and Registered Patent Agent with a Chemical Engineering background. Her legal career included all aspects of patent drafting and prosecution, intellectual property portfolio and management strategy, and competitive intelligence research.

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

Committees of the Board. We do not currently have a separate executive committee or stock plan committee of our Board of Directors.

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

For the year ended December 31, 2022, the members of the Compensation Committee were Mr. Isaacs (Chairman), Mr. Waters and Mr. Zender. Mr. Zender resigned effective July 1, 2022.

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

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2022, or as of the date of this report, to the process for recommending nominees to our Board.

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

Code of Ethics. As of December 31, 2022, we had not adopted a separate Code of Ethics for our financial executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company does have in place a code of conduct which is included in its employee handbook, amongst other polices. The code of conduct and all other policies within the employee handbook are to be followed by all employees.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022, there were no reports that were not filed on a timely basis.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan	Non-qualified Deferred Earnings	All Other Compensation(1)	Total
Todd P. Cravens (1) (2) Chief Executive Officer	2022 2021	$284,615 $275,000	$244,727 —	— $181,600	$121,312 —	— —	— —	$19,644 $18,731	$670,298 $475,331
Harry C. Hagerty (1) Chief Financial Officer	2022 2021	$200,000 $200,000	$197,983 —	— —	$404,375 —	— —	— —	$20,788 $19,991	$823,146 $219,991

(1)
For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a defined contribution plan (“401k”).
(2)
During the year ended December 31, 2022, Mr. Cravens was granted options to purchase 60,000 shares of our common stock. The value of Mr. Cravens’ option awards was based on its grant date fair value, using the Black-Scholes option pricing model.
(3)
During the year ended December 31, 2022, Mr. Hagerty was granted options to purchase 200,000 shares of our common stock. The value of Mr. Hagerty's option awards was based on its grant date fair value, using the Black-Scholes option pricing model.

Outstanding equity awards at fiscal year-end table. The following table summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding for each named executive officer as of the end of the last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Todd P. Cravens, CEO	414,500	110,000	—	$1.19-$3.91	10/12/23,2/17/25,1/3/27	—	—	—	—
Harry C. Hagerty, CFO	—	200,000	—	$3.91	1/3/27	—	—	—	—

Compensation of directors table. The table below summarizes all compensation paid to each named director for the last completed fiscal year.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Mark A. Lipparelli(1)	$110,000	$81,206	$—	$—	$—	$—	$191,206
Michael Gavin Isaacs(2)	$82,500	$158,152	$—	$—	$—	$—	$240,652
Cheryl A. Kondra(3)	$96,250	$130,307	$—	$—	$—	$—	$226,557
William A. Zender(4)	$45,000	$15,964	$—	$—	$—	$—	$60,964
Bryan W. Waters(5)	$82,500	$60,902	$—	$—	$—	$—	$143,402
Meredith Brill(6)	$34,597	$27,959	$—	$—	$—	$—	$62,556
(1)
Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017. During the year ended December 31, 2022, Mr. Lipparelli received 25,398 shares of our restricted common stock in quarterly installments valued at $81,206, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2022, Mr. Lipparelli exercised 75,000 options valued at $254,625, using the exercise date price of our stock. We also provided Mr. Lipparelli annual cash compensation of $110,000 paid in monthly installments.
(2)
Mr. Isaacs was appointed to the Board effective June 3, 2019, and the Board authorized the issuance of 75,000 restricted shares of our common stock, which vest yearly over a three-year period beginning June 3, 2020. 75,000 shares have vested as of December 31, 2022. 25,000 vested during the period with a value of $97,250, using the trading price of our stock on that day. During the year ended December 31, 2022, Mr. Isaacs received 19,048 shares of our restricted common stock in quarterly installments valued at $60,902, using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Mr. Isaacs cash compensation of $82,500 paid in monthly installments.
(3)
Ms. Kondra was appointed to the Board effective December 2, 2021, and the Board authorized the issuance of 75,000 restricted shares of our common stock, which vest yearly over a three-year period beginning December 2, 2022. 25,000 shares have vested as of December 31, 2022, with a value of $59,250. During the year ended December 31, 2022, Ms. Kondra received 22,224 shares of our restricted common stock valued at $71,057, using the grant date trading price of our stock. The shares vested immediately on the grant date. We also provided Ms. Kondra cash compensation of $96,250 paid in monthly installments.
(4)
Mr. Zender was appointed to the Board effective May 1, 2014 and resigned from the board effective July 1, 2022. During the year ended December 31, 2022, Mr. Zender received 7,491 shares of our restricted common stock in quarterly installments valued at $30,964, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2022, Mr. Zender exercised 100,000 options valued at $305,500, using the exercise date price of our stock. We also provided Mr. Zender annual cash compensation of $45,000 paid in monthly installments.
(5)
Mr. Waters was appointed to the Board, effective April 1, 2015. During the year ended December 31, 2022, Mr. Waters received 19,048 shares of our restricted common stock in quarterly installments valued at $60,902, using the grant date trading price of our stock. The shares vested immediately on the grant date. During the year ended December 31, 2022, Mr. Waters exercised 100,000 options valued at $238,750, using the exercise date price of our stock. We also provided Mr. Waters annual cash compensation of $82,500 paid in monthly installments.
(6)
Ms. Brill was appointed to the Board effective July 13, 2022. During the year ended December 31, 2022, Ms. Brill received 10,840 shares of our restricted common stock in quarterly installments valued at $27,959, using the grant date and trading price of our stock. The shares vested immediately on the grant date. We also provided Ms. Brill annual cash compensation of $34,597 paid in monthly installments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2023, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon a total of 25,085,598 shares as of March 15, 2023, consisting of 24,411,098 shares outstanding and 674,500 stock options and restricted stock, which are exercisable at March 15, 2023 or within 60 days.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Mark A. Lipparelli, Director(1)	1,943,648	7.96%
Michael Gavin Isaacs, Director(2)	269,919	1.11%
Meredith Brill, Director(3)	355,840	1.46%
Bryan W. Waters, Director(4)	550,648	2.26%
Cheryl A. Kondra(5)	100,557	0.41%
Todd P. Cravens, President and Chief Executive Officer(6)	1,020,220	4.18%
Harry C. Hagerty, Chief Financial Officer(7)	990,500	4.06%
Total Directors, Executive Officers & Beneficial Owners > 5%	5,231,332	21.44%

(1)
Mr. Lipparelli holds 1,818,648 shares of common stock under his name and 125,000 shares under Mark Allan Lipparelli TTEE.
(2)
Mr. Isaacs holds 269,919 shares of common stock.
(3)
Ms. Brill holds 355,840 shares of common stock.
(4)
Mr. Waters holds 550,648 shares of common stock.
(5)
Ms. Kondra holds 100,557 shares of common stock.
(6)
Mr. Cravens holds options to purchase 574,500 shares of our common stock which are either exercisable at March 15, 2023, or exercisable within 60 days and 445,720 shares of common stock.
(7)
Mr. Hagerty holds options to purchase 100,000 shares of our common stock which are either exercisable at March 15, 2023, or exercisable within 60 days and 890,500 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of audit fees billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31:

Fee Type	2022	2021
Audit fees	$319,225	$265,088
Audit-related fees	—	—
Tax fees	50,250	—
All other fees	—	—
Total fees	$369,475	$265,088

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013

10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013

10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011

10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011

10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011

10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011

10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer	8-K	000-30653	10.1	July 9, 2012

10.8	Board of Directors Service Agreement with Norm DesRosiers, Director	8-K	000-30653	99.2	February 3, 2014

10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive	8-K	000-30653	10.1	February 27, 2014

10.10	Board of Directors Service Agreement with William A. Zender, Director	8-K	000-30653	1.1	April 2, 2014

10.11	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.12	Promissory Note with Robert Saucier, Chief Executive Officer	8-K	000-30653	10.1	October 29, 2015

10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer	10-Q	000-30653	99.2	November 16, 2015

10.14	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017

10.15	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017

10.16	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016

10.17	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016

10.18	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016

10.19	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016

10.20	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016

10.21	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016

10.22	Warrant Agreement dated August 29, 2016, with the lenders	8-K/A	000-30653	99.2	August 30, 2016

10.23	Guaranty and Security agreement dated August 29, 2016, with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016

10.24	Promissory Note Restructuring Agreement dated August 10, 2015, between Carpathia Associates, LLC and Galaxy Gaming, Inc.	10-Q	000-30653	99.1	November 16, 2015

10.25	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015

10.26	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018

10.27	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017

10.28	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017

10.29	Credit Agreement, dated April 24, 2018, between Galaxy Gaming, Inc., a Nevada corporation, and ZB, N.A. DBA Nevada State Bank, a Nevada state banking corporation	8-K	000-30653	10.1	April 27, 2018

10.30	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019

10.31	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019

10.32	First Amendment to Credit Agreement dated April 22, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019

10.33	Second Amendment to Credit Agreement dated May 6, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019

10.34	Board of Director Service Agreement dated June 3, 2019, with Michael Gavin Isaacs	8-K	000-30653	10.1	June 6, 2019

10.35	Third Amendment to Credit Agreement dated August 16, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 28, 2019

10.36	Amendment #2 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 19, 2020

10.37	Fourth Amendment to Credit Agreement dated October 14, 2019, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	October 15, 2019

10.38	Membership Interest Purchase Agreement dated February 25, 2020, between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.2	February 26, 2020

10.39	Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act	8-K	000-30653		April 21, 2020

10.40	Forbearance and Fifth Amendment to Credit Agreement dated August 14, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 14, 2020

10.41	First Amendment dated August 21, 2020, to Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.1	August 24, 2020

10.42	Sixth Amendment to Credit Agreement dated October 26, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	November 4, 2020

10.43	$4,000,000 Promissory Note of Galaxy Gaming, Inc. in favor of Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.2	November 4, 2020

10.44	Seventh Amendment to Credit Agreement dated November 16, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	November 17, 2020

10.45	Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.46	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.47	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 7, 2021

10.48	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.49	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.50	Form of Indemnification Agreement for Cheryl Kondra, Director	8-K	000-30653	10.2	December 7, 2021

10.51	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp. as administrative agent and collateral agent.	10-Q	000-30653	10.1	March 22, 2022

10.52	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	10-Q	000-30653	10.1	April 25, 2022

10.53	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	10-Q	000-30653	10.1	June 21, 2022

10.54	Board of Directors Service Agreement with Meredith Brill, Director	10-Q	000-30653	10.1	July 15,2022

10.55	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	10-Q	000-30653	10.1	July 26, 2022

10.56	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

23.2	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 30, 2023

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2023

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	March 30, 2023
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 30, 2023
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 30, 2023
Mark A. Lipparelli /s/ MICHAEL GAVIN ISAACS	Director	March 30, 2023
Michael Gavin Isaacs
/s/ MEREDITH BRILL	Director	March 30, 2023
Meredith Brill /s/ BRYAN W. WATERS	Director	March 30, 2023
Bryan W. Waters

/s/ CHERYL A. KONDRA	Director	March 30, 2023
Cheryl A. Kondra