Form 10-K/A
period 2022-12-31
Galaxy Gaming, Inc.
filed 2023-04-07
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

In Note 3 to the Financial Statements included in the Form 10-K filed on March 31, 2023, the 2022 values in the table that presents the disaggregation of revenue by geography were transposed due to a clerical error. The error is corrected in this 10-K/A.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the years ended December 31, 2022, and 2021:

	Twelve Months Ended December 31,
	2022	2021
The Americas	$10,134,502	$10,024,537
Europe, Middle East and Africa	13,307,804	9,959,841
Total revenue	$23,442,306	$19,984,378

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