Form 10-Q
period 2023-03-31
Galaxy Gaming, Inc.
filed 2023-05-15
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,438,490 common shares as of May 3, 2023.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$16,386,461	$18,237,513
Accounts receivable, net of allowance of $226,588 and $183,242, respectively	5,667,898	3,449,753
Income tax receivable	515,259	515,259
Prepaid expenses	1,125,816	1,402,824
Other current assets	574,979	588,838
Total current assets	24,270,413	24,194,187
Property and equipment, net	134,274	143,438
Operating lease right-of-use assets	943,691	1,002,749
Assets deployed at client locations, net	1,331,706	1,399,708
Goodwill	1,091,000	1,091,000
Other intangible assets, net	13,710,632	13,906,111
Other assets	359,348	273,323
Total assets	$41,841,064	$42,010,516
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,544,127	$1,129,869
Accrued expenses	2,362,647	3,697,504
Revenue contract liability	346	16,667
Current portion of operating lease liabilities	250,569	248,317
Current portion of long-term debt	813,744	940,084
Total current liabilities	5,971,433	6,032,441
Long-term operating lease liabilities	767,619	830,289
Long-term debt and liabilities, net	52,558,038	52,960,772
Deferred tax liabilities, net	57,107	72,401
Total liabilities	59,354,197	59,895,903
Commitments and Contingencies (See Note 7)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,438,490 and 24,411,098 shares issued and outstanding, respectively	24,439	24,411
Additional paid-in capital	17,820,291	17,575,396
Accumulated deficit	(35,205,846)	(35,316,540)
Accumulated other comprehensive loss	(152,017)	(168,654)
Total stockholders’ deficit	(17,513,133)	(17,885,387)
Total liabilities and stockholders’ deficit	$41,841,064	$42,010,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Licensing fees	$7,422,534	$5,918,599
Total revenue	7,422,534	5,918,599
Costs and expenses:
Cost of ancillary products and assembled components	352,010	52,590
Selling, general and administrative	3,784,657	3,043,359
Research and development	206,760	199,070
Depreciation and amortization	576,342	724,462
Share-based compensation	244,923	310,002
Total costs and expenses	5,164,692	4,329,483
Income from operations	2,257,842	1,589,116
Other income (expense):
Interest income	84,750	2,233
Interest expense	(2,203,635)	(1,687,022)
Foreign currency exchange loss	(22,688)	(60,263)
Total other expense, net	(2,141,573)	(1,745,052)
Income (loss) before provision for income taxes	116,269	(155,936)
(Provision) Benefit for income taxes	(5,575)	141,974
Net income (loss)	110,694	(13,962)
Foreign currency translation adjustment	16,637	(41,949)
Comprehensive income (loss)	$127,331	$(55,911)

Net income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted-average shares outstanding:
Basic	25,189,722	24,405,278
Diluted	25,437,374	24,405,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net income	—	—	—	110,694	—	110,694
Foreign currency translation gain	—	—	—	—	16,637	16,637
Share-based compensation	27,392	28	244,895	—	—	244,923
Balance, March 31, 2023	24,438,490	$24,439	$17,820,291	$(35,205,846)	$(152,017)	$(17,513,133)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(13,962)	—	(13,962)
Foreign currency translation loss	—	—	—	—	(41,949)	(41,949)
Stock options exercised	219,999	220	195,236	—	—	195,456
Share-based compensation	18,965	19	309,983	—	—	310,002
Balance, March 31, 2022	23,762,933	$23,763	$16,885,816	$(33,557,313)	$(189,142)	$(16,836,876)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$110,694	$(13,962)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	576,342	724,462
Amortization of right-of-use assets	59,058	57,182
Amortization of debt issuance costs and debt discount	377,261	369,741
Bad debt expense (recovery)	37,855	(15,831)
Deferred income tax	(15,294)	(168,681)
Share-based compensation	244,923	310,002
Changes in operating assets and liabilities:
Accounts receivable	(2,263,475)	14,836
Income tax receivable	(20,869)	793,522
Prepaid expenses and other current assets	290,566	34,989
Other assets	(86,025)	27,870
Accounts payable	1,716,315	114,236
Accrued expenses	(1,603,191)	(784,082)
Revenue contract liability	(15,960)	68,750
Operating lease liabilities	(60,418)	(56,088)
Net cash (used in) provided by operating activities	(652,218)	1,476,946
Cash flows from investing activities:
Investment in internally developed software	(283,049)	(59,616)
Acquisition of property and equipment	(6,908)	(6,131)
Acquisition of assemblies in process assets	(13,937)	(110,710)
Net cash used in investing activities	(303,894)	(176,457)
Cash flows from financing activities:
Payments of debt issuance costs	(6,829)	—
Proceeds from stock option exercises	—	195,456
Principal payments on long-term debt	(899,410)	(315,936)
Net cash used in financing activities	(906,239)	(120,480)
Effect of exchange rate changes on cash	11,299	3,379
Net increase in cash and cash equivalents	(1,851,052)	1,183,388
Cash and cash equivalents – beginning of period	18,237,513	16,058,714
Cash and cash equivalents – end of period	$16,386,461	$17,242,102
Supplemental cash flow information:
Cash paid for interest	$1,823,227	$1,358,531
Cash paid for income taxes	$18,350	$—

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

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide, to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa, and to cruise ship companies. We license our products and services for use solely in legalized gaming markets. We also license our content and distribute content from other companies to iGaming operators in legalized gaming markets throughout the world.

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

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and the related notes as of and for the year ended December 31, 2022 included in our 2022 Form 10-K ("2022 10-K").

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

Cash and cash equivalents. Our cash and cash equivalents consist of bank deposits. These deposits are in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses. In general, we invest amounts in excess of the insurance maximums in a money market fund that invests solely in US government and agency securities.

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

Goodwill. Goodwill (Note 4) is assessed for impairment at least annually or at other times during the year if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting asset is below the carrying amount. If found to be impaired, the carrying amount will be reduced, and an impairment loss will be recognized.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Customer relationships	9 - 22 years
Trademarks	20 - 30 years
Intellectual property	12 years
Non-compete agreements	9 years
Software	3 years

Other intangible assets (Note 4) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three months ended March 31, 2023.

Software relates primarily to assets where costs are capitalizable during the application development phase. External labor-related costs associated with product development are included in software.

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

Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the condensed consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease expense is recognized on a straight-line basis using the discount rate implicit in each lease or our incremental borrowing rate at lease commencement date (Note 5).

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. (Note 3).

Foreign currency translation. The functional currency for our subsidiary Progressive Games Partners ("PGP") is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the consolidated statements of operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income or (loss) in the consolidated statements of changes in stockholders’ deficit.

Segment Information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently have two operating segments (land-based gaming ("GG Core") and online gaming ("GG Digital")) which are aggregated into one reporting segment.

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

Government subsidies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company records government subsidies as offsets to the related operating expenses. During 2022, qualified payroll credits reduced general and administrative expenses by $574,979 on our condensed consolidated statements of operations. The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheets as of December 31, 2022 and March 31, 2023.

Other significant accounting policies. Our significant accounting policies are described in our 2022 10-K. There have been no material changes to those policies.

Financial Instruments – Credit Losses. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments – Credit Losses (Topic 326). ASU 2020-02 provides updated guidance on how an entity should measure credit losses on financial instruments. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements or related disclosures.

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

We also sell gaming systems with a perpetual right to use our intellectual property. Control transfers and we recognize revenue at a point in time when the gaming system is available for use by a customer, which is no earlier than the shipment of the products to the customer or an intermediary for the customer.

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the following listed periods. All of the royalty expense that is charged to a contra-revenue in our GG Digital operating segment has been allocated to the Europe, Middle East and Africa region in both periods presented. In prior filings, it was allocated to the Americas.

	Three Months Ended March 31,
	2023	2022
The Americas	$4,471,631	$3,045,365
Europe, Middle East and Africa	2,950,903	2,873,234
Total revenue	$7,422,534	$5,918,599

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as revenue when performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $1,105,851 and $771,293 as of March 31, 2023 and December 31, 2022, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2023	2022
Patents	$13,507,799	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,251,412	968,362
Other intangible assets, gross	34,341,034	34,058,182
Less: accumulated amortization	(20,630,402)	(20,152,071)
Other intangible assets, net	$13,710,632	$13,906,111

For the three months ended March 31, 2023 and 2022, amortization expense related to other intangible assets was $478,331 and $653,330, respectively.

NOTE 5. LEASES

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

As of March 31, 2023, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 9 months to 48 months.

Supplemental balance sheet information related to leases is as follows:

	As of March 31, 2023
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$943,691

Operating lease current liabilities	$250,569	Current portion of operating lease liabilities

Operating lease long-term liabilities	767,619	Long-term operating lease liabilities

Total operating lease liabilities	$1,018,188

Weighted-average remaining lease term:
Operating leases	3.70

Weighted-average discount rate:
Operating leases	4.4%

The components of lease expense are as follows:

	Three Months Ended March 31, 2023
	Amount	Classification
Operating lease cost	$72,071	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2023
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,081	Net income

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	Supplemental cash flow information

As of March 31, 2023, future maturities of our operating lease liabilities are as follows:

Amount
For the remaining nine months ending December 31, 2023	$218,796
Years ending December 31,
2024	$288,892
2025	294,507
2026	302,011
2027	2,985
Total minimum lease payments	1,107,191
Less: imputed interest	(89,003)
Total operating lease liability	1,018,188
Less: current portion	(250,569)
Long-term portion	$767,619

NOTE 6. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	March 31,	December 31,
	2023	2022
Fortress credit agreement	$58,626,929	$59,400,000
Insurance notes payable	213,744	340,084
Long-term debt and liabilities, gross	58,840,673	59,740,084
Less: Unamortized debt issuance costs	(5,468,891)	(5,839,228)
Long-term debt and liabilities, net of debt issuance costs	53,371,782	53,900,856
Less: Current portion of long-term debt	(813,744)	(940,084)
Long-term debt and liabilities, net	$52,558,038	$52,960,772

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 6.00x for the quarter ended March 31, 2023. As of March 31, 2023, the Company was in compliance with the covenants in the Fortress Credit Agreement.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

In response to ASU No. 2020-04, Reference Rate Reform (Topic 848), on the earlier of (i) the date that all Available Tenors of the LIBOR rate have either permanently or indefinitely ceased to be provided by the LIBOR Rate's administrator ("IBA") and (ii) the Early Option Effective Date, if the then-current Benchmark is the LIBOR Rate, the Benchmark Replacement will replace LIBOR under the

Fortress Credit Agreement. The Benchmark Replacement is (a) the sum of: (i) Term SOFR and (ii) 0.11448% for an Available Tenor of one-month's duration, 0.26161% for an Available Tenor of three-months duration, and 0.42826% for an Available Tenor of six months duration, or (b) the sum of: (i) Daily Simple SOFR and (ii) the spread adjustment selected or recommended by the Relevant Governmental Body for the replacement of the tenor of USD LIBOR with a SOFR-based rate having approximately the same length as the interest payment period.

As of March 31, 2023, future maturities of our long-term liabilities are as follows:

Total
Years ended December 31,
2023	$663,744
2024	600,000
2025	600,000
2026	56,976,929
Long-term liabilities, gross	$58,840,673

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the three months ended March 31, 2023 and 2022, respectively, we had the following client concentrations:

	Location	Three Months Ended March 31, 2023 Revenue	Three Months Ended March 31, 2022 Revenue	Accounts Receivable March 31, 2023	Accounts Receivable December 31, 2022
Client A	Europe	23.5%	31.0%	$1,206,125	$—
Client B	North America	16.0%	1.7%	$1,268,250	$132,500
Client C	North America	6.5%	8.5%	$862,303	$138,338

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

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2023 was 4.8%, as compared to 6.66% at March 31, 2022. This decrease was primarily due to changes in foreign rate differential, adjustments in foreign derived intangible income and a change in valuation allowance as a result of changes in estimates of current-year ordinary income considered in determining the forecasted AETR.

For the three months ended March 31, 2023 and 2022, our effective tax rate (“ETR”) was 4.8% and 143.35%, respectively. The decrease in the ETR for the three months ended March 31, 2023 is a result of favorable discrete items related to excess tax benefits from stock-based compensation in the prior quarter that were not present in the current quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2023 and 2022. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2021 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023, we generated revenues of $7,422,534 compared to $5,918,599 for the comparable prior-year period, representing an increase of $1,503,935, or 25.4%. Net revenues in our GG Core operating segment increased 35.2% from $3,825,989 to $5,171,880. This increase was attributable primarily to shipment of perpetual right to use gaming systems to a single customer. Net revenues in our GG Digital operating segment increased 7.6% from $2,092,610 to $2,250,654. Our online gaming revenues increased due to our online customers' growth in their traditional markets and their entry into new markets.

Selling, general and administrative expenses for the three months ended March 31, 2023 were $3,784,657 compared to $3,043,359 for the comparable prior-year period, representing an increase of $741,298, or 24.4%. This increase was due to higher cost of ancillary products and assembled components, internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased information technology expenses, and increased trade show expenses.

Research and development expenses for the three months ended March 31, 2023 were $206,760, compared to $199,070 for the comparable prior-year period, representing an increase of $7,690, or 3.9%.

Share-based compensation expenses for the three months ended March 31, 2023 were $244,923, as compared to $310,002 for the comparable prior-year period, representing a decrease of $65,079, or 20.6%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2023 and lower share-based compensation for officers and consultants.

As a result of the changes described above, income from operations increased $668,726 or FALSE to $2,257,842 for the three months ended March 31, 2023, compared to income from operations of $1,589,116 for the comparable prior-year period.

Total interest expense increased $516,613, or 30.6%, to $(2,203,635) for the three months ended March 31, 2023, compared to $(1,687,022) for the comparable prior-year period. The increase was attributable to higher rates of interest on the current borrowings.

Income tax expense was $(5,575) for the three months ended March 31, 2023, compared to income tax benefit of $141,974 for the comparable prior-year period. The decrease in benefit is primarily the result of increased favorable discrete items related to excess tax benefits from stock-based compensation in the prior period that did not occur in the current period.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, income taxes, depreciation, amortization, share-based compensation, foreign currency exchange loss (gain) and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Quarter ended March 31,
Adjusted EBITDA Reconciliation:	2023	2022
Net income (loss)	$110,694	$(13,962)
Interest expense	2,203,635	1,687,022
Interest income	(84,750)	(2,233)
Depreciation and amortization	576,342	724,462
Share-based compensation	244,923	310,002
Foreign currency exchange loss (gain)	22,688	60,263
Provision (benefit) for income taxes	5,575	(141,974)
Severance expense	—	21,727
Special project expense (benefit) - Triangulum	—	(86,959)
Special project expense - Other	5,321	115,083
Adjusted EBITDA	$3,084,428	$2,673,431

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

As of March 31, 2023, we had total current assets of $24,270,413 and total assets of $41,841,064. This compares to $24,194,187 and $42,010,516, respectively, as of December 31, 2022. The increase in total current assets at March 31, 2023 was due primarily to payments of accrued royalties and debt principal payments in the 2023 period. The decrease in total assets was primarily due to the decrease in current assets and amortization of other intangibles.

Our total current liabilities as of March 31, 2023 decreased to $5,971,433 from $6,032,441 as of December 31, 2022, primarily due to the payment of accrued royalties, accrued bonuses, and payments against D&O insurance liabilities.

Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations for at least the next 12 months and to meet the obligations under our financing arrangements as they come due.

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

Our operating activities used cash of $(652,218) for the three months ended March 31, 2023, compared to $1,476,946 provided for the comparable prior period. The negative operating cash flow was primarily due to an increase in receivables, a decrease in payables, and higher interest expense.

Investing activities used cash of ($303,894) for the three months ended March 31, 2023, compared to cash used of ($176,457) for the comparable prior period. This increase in cash used was primarily due to the investment in internally developed software in the 2023 period, partially offset by a decrease in the acquisition of assemblies in process.

Cash used in financing activities during the three months ended March 31, 2023 was ($906,239). This compares to ($120,480) cash used by financing activities for the comparable prior period. The decrease was due to higher principal payments on our borrowings in the 2023 period.

Critical accounting policies. Our significant accounting policies are described in our 2022 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of March 31, 2023, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 7 above and Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2022 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2023, 20,000 restricted shares of our common stock valued at $50,000 were issued to Todd Cravens, President and Chief Executive Officer. These shares vest one year from issuance date. These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.

On March 31, 2023, 27,392 restricted shares of our common stock valued at $70,124 were issued to members of our Board of Directors in partial consideration for their service in Q1 2023. These shares were fully vested upon issuance. These securities were issued pursuant to the Securities Act and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.2	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.3	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 8, 2021

10.4	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.5	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.6	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.7	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	8-K	000-30653	10.1	June 21, 2022

10.8	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.9	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.10	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.11	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K	000-30653	99.1	March 20, 2023

10.12	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K/A	000-30653	99.1	March 22, 2023

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 15, 2023

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 15, 2023

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)