Form 10-K/A
period 2022-12-31
Galaxy Gaming, Inc.
filed 2023-06-30
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

Auditor Name: Moss Adams LLP Auditor Location: San Diego, California PCAOB ID No.: 659

Item 12 is incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("the "Original Filing"), filed with the U.S. Securities and Exchange Commission on March 31, 2023 (the "Original Filing Date"). The sole purpose of this Amendment No. 2 is to amend the "Security Ownership" table found in Item 12 to: (1) include Beneficial Owner Tice Brown's Amount of Beneficial Ownership and Percent of Class held; (2) amend total exercisable options held by Todd Cravens, CEO to 474,500 (previously disclosed as 574,500); and (3) amend the allocation of shares held by Mark Lipparelli and Mark Allen Lipparelli TTEE to 1,813,648 shares and 130,000 shares respectively.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Item 12 is hereby amended and restated in its entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition to Item 15 of the new certifications by our Chief Executive Officer and Chief Financial Officer filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2023, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon a total of 24,985,598 shares as of March 15, 2023, consisting of 24,411,098 shares outstanding and 574,500 stock options and restricted stock, which are exercisable at March 15, 2023 or within 60 days.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Mark A. Lipparelli, Director(1)	1,943,648	7.96%
Michael Gavin Isaacs, Director(2)	269,919	1.11%
Meredith Brill, Director(3)	355,840	1.46%
Bryan W. Waters, Director(4)	550,648	2.26%
Cheryl A. Kondra(5)	100,557	0.41%
Todd P. Cravens, President and Chief Executive Officer(6)	920,220	3.77%
Harry C. Hagerty, Chief Financial Officer(7)	990,500	4.06%
Total of All Directors and Executive Officers (7 persons)	5,131,332	21.03%
Tice Brown(8)	1,409,063	5.77%

(1)
Mr. Lipparelli holds 1,813,648 shares of common stock under his name and 130,000 shares under Mark Allan Lipparelli TTEE.
(2)
Mr. Isaacs holds 269,919 shares of common stock.
(3)
Ms. Brill holds 355,840 shares of common stock.
(4)
Mr. Waters holds 550,648 shares of common stock.
(5)
Ms. Kondra holds 100,557 shares of common stock.
(6)
Mr. Cravens holds options to purchase 474,500 shares of our common stock which are either exercisable at March 15, 2023, or exercisable within 60 days and 445,720 shares of common stock.
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

GALAXY GAMING, INC.

Date:	June 30, 2023

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 30, 2023

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD P. CRAVENS	President and Chief Executive Officer	June 30, 2023
Todd P. Cravens	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	June 30, 2023
Harry C. Hagerty	(Principal Financial Officer)

*	Chairman of the Board of Directors
Mark A. Lipparelli *	Director
Michael Gavin Isaacs
*	Director
Meredith Brill *	Director
Bryan W. Waters

*	Director
Cheryl A. Kondra

* Previously filed

X Filed herewith