Form 10-Q
period 2023-06-30
Galaxy Gaming, Inc.
filed 2023-08-14
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,466,881 common shares as of August 1, 2023.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$18,727,722	$18,237,513
Accounts receivable, net of allowance of $155,614 and $183,242, respectively	3,901,834	3,449,753
Income tax receivable	517,395	515,259
Prepaid expenses	1,003,200	1,402,824
Other current assets	—	588,838
Total current assets	24,150,151	24,194,187
Property and equipment, net	127,481	143,438
Operating lease right-of-use assets	883,958	1,002,749
Assets deployed at client locations, net	1,538,799	1,399,708
Goodwill	1,091,000	1,091,000
Other intangible assets, net	13,484,984	13,906,111
Other assets	283,649	273,323
Total assets	$41,560,022	$42,010,516
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$630,715	$1,129,869
Accrued expenses	3,276,207	3,697,504
Revenue contract liability	126,135	16,667
Current portion of operating lease liabilities	252,845	248,317
Current portion of long-term debt	685,978	940,084
Total current liabilities	4,971,880	6,032,441
Long-term operating lease liabilities	704,250	830,289
Long-term debt and liabilities, net	52,765,523	52,960,772
Deferred tax liabilities, net	54,878	72,401
Total liabilities	58,496,531	59,895,903
Commitments and Contingencies (See Note 7)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,466,881 and 24,411,098 shares issued and outstanding, respectively	24,467	24,411
Additional paid-in capital	18,065,398	17,575,396
Accumulated deficit	(34,849,077)	(35,316,540)
Accumulated other comprehensive loss	(177,297)	(168,654)
Total stockholders’ deficit	(16,936,509)	(17,885,387)
Total liabilities and stockholders’ deficit	$41,560,022	$42,010,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Licensing fees	$7,525,336	$5,676,195	$14,947,870	$11,594,794
Total revenue	7,525,336	5,676,195	14,947,870	11,594,794
Costs and expenses:
Cost of ancillary products and assembled components	499,590	50,439	851,600	103,029
Selling, general and administrative	3,634,178	3,483,918	7,418,835	6,527,277
Research and development	199,665	152,022	406,425	351,092
Depreciation and amortization	495,134	725,258	1,071,476	1,449,720
Share-based compensation	245,136	315,408	490,059	625,410
Total costs and expenses	5,073,703	4,727,045	10,238,395	9,056,528
Income from operations	2,451,633	949,150	4,709,475	2,538,266
Other income (expense):
Interest income	139,007	2,259	223,757	4,492
Interest expense	(2,242,042)	(1,697,435)	(4,445,677)	(3,384,457)
Foreign currency exchange gain (loss)	24,848	(174,638)	2,160	(234,901)
Total other expense, net	(2,078,187)	(1,869,814)	(4,219,760)	(3,614,866)
Income (loss) before provision for income taxes	373,446	(920,664)	489,715	(1,076,600)
Provision for income taxes	(16,677)	(194,977)	(22,252)	(53,003)
Net income (loss)	356,769	(1,115,641)	467,463	(1,129,603)
Foreign currency translation adjustment	(25,280)	(113,585)	(8,643)	(155,534)
Comprehensive income (loss)	$331,489	$(1,229,226)	$458,820	$(1,285,137)

Net income (loss) per share:
Basic	$0.01	$(0.05)	$0.02	$(0.05)
Diluted	$0.01	$(0.05)	$0.02	$(0.05)

Weighted-average shares outstanding:
Basic	25,217,122	24,665,496	25,203,498	24,506,442
Diluted	25,483,871	24,665,496	25,491,340	24,506,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net income	—	—	—	110,694	—	110,694
Foreign currency translation gain	—	—	—	—	16,637	16,637
Share-based compensation	27,392	28	244,895	—	—	244,923
Balance, March 31, 2023	24,438,490	$24,439	$17,820,291	$(35,205,846)	$(152,017)	$(17,513,133)
Net income	—	—	—	356,769	—	356,769
Foreign currency translation loss	—	—	—	—	(25,280)	(25,280)
Share-based compensation	28,391	28	245,107	—	—	245,135
Balance, June 30, 2023	24,466,881	$24,467	$18,065,398	$(34,849,077)	$(177,297)	$(16,936,509)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(13,962)	—	(13,962)
Foreign currency translation loss	—	—	—	—	(41,949)	(41,949)
Stock options exercised	219,999	220	195,236	—	—	195,456
Share-based compensation	18,965	19	309,983	—	—	310,002
Balance, March 31, 2022	23,762,933	$23,763	$16,885,816	$(33,557,313)	$(189,142)	$(16,836,876)
Net loss	—	—	—	(1,115,641)	—	(1,115,641)
Foreign currency translation loss	—	—	—	—	(113,585)	(113,585)
Surrender of options	(365,751)	(366)	(1,279,767)	—	—	(1,280,133)
Stock options exercised	671,665	672	733,641	—	—	734,313
Share-based compensation	47,236	47	315,361	—	—	315,408
Balance, June 30, 2022	24,116,083	$24,116	$16,655,051	$(34,672,954)	$(302,727)	$(18,296,514)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$467,463	$(1,129,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,071,476	1,449,720
Amortization of right-of-use assets	118,791	116,051
Amortization of debt issuance costs and debt discount	755,228	741,981
Bad debt recovery	(43,114)	(14,717)
Deferred income tax	(17,523)	26,726
Share-based compensation	490,059	625,410
Changes in operating assets and liabilities:
Accounts receivable	(408,967)	(385,529)
Income tax receivable	(3,561)	752,315
Prepaid expenses and other current assets	988,462	164,307
Other assets	(10,326)	(91,792)
Accounts payable	(499,154)	153,067
Accrued expenses	(402,391)	(289,371)
Revenue contract liability	109,468	37,500
Operating lease liabilities	(121,511)	(113,861)
Net cash provided by operating activities	2,494,400	2,042,204
Cash flows from investing activities:
Investment in internally developed software	(463,954)	(174,926)
Acquisition of property and equipment	(15,494)	(18,433)
Acquisition of assets deployed at client locations	(294,111)	(294,193)
Net cash used in investing activities	(773,559)	(487,552)
Cash flows from financing activities:
Payments of debt issuance costs	(22,127)	—
Proceeds from stock option exercises	—	304,517
Principal payments on long-term debt	(1,182,457)	(632,724)
Net cash used in financing activities	(1,204,584)	(328,207)
Effect of exchange rate changes on cash	(26,048)	(35,528)
Net increase in cash and cash equivalents	490,209	1,190,917
Cash and cash equivalents – beginning of period	18,237,513	16,058,714
Cash and cash equivalents – end of period	$18,727,722	$17,249,631
Supplemental cash flow information:
Cash paid for interest	$3,790,847	$2,742,388
Cash paid for income taxes	$38,350	$—
Supplemental schedule of non-cash activities:
Net option settlement and tax withholding through additional paid-in capital	$—	$1,280,133
Right-of-use assets obtained in exchange for lease liabilities	$—	$71,901

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

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino and iGaming industries. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide, to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa, and to cruise ship companies. We license our products and services for use solely in regulated land-based gaming markets. We also license our content and distribute content from other companies to iGaming operators in legalized gaming markets throughout the world.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission "SEC". In the opinion of management, the accompanying unaudited interim condensed financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented.

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

Cash and cash equivalents. Our cash and cash equivalents consist of bank deposits. With the exception of funds held outside the U.S., these deposits are in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses. In general, we invest amounts in excess of the insurance maximums in a money market fund that invests solely in US government and agency securities.

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

Other intangible assets (Note 4) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three and six months ended June 30, 2023.

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

The shares granted in connection with the employment agreement vest one year from the date of grant. Should Mr. Cravens leave the Company or be terminated with good cause prior the vesting date he will forfeit any and all rights to the shares. Pursuant to the Amendment, the Board maintains reasonable, good faith discretion to make adjustments to the Company's EBITDA performance relating to the Company’s management incentive program, where appropriate in each year, to account for factors contributing positively and negatively to the Company's actual recorded EBITDA performance that could be considered (by the Board) unrelated to or not driven by the Company's performance.

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

On June 23, 2022, pursuant to the 2014 Equity Plan and a Stock Option Grant Notice and Stock Option Agreement dated July 27, 2017, Mr. Cravens exercised options and satisfied the exercise price and applicable tax withholding through a net settlement by surrendering to the Company options to purchase shares having a fair market value equal to the sum of the exercise price and the taxes. The exercise price and related tax withholding totaled $1,280,133 and was recorded as a reduction to additional paid-in capital and common stock. Withholding tax relating to the transaction will be settled on August 10, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
The Americas	$4,855,217	$3,080,460	$9,326,849	$6,125,825
Europe, Middle East and Africa	2,670,119	2,595,735	5,621,021	5,468,969
Total revenue	$7,525,336	$5,676,195	$14,947,870	$11,594,794

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as revenue when performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $607,041 and $1,107,544 as of June 30, 2023 and December 31, 2022, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

Customer agreements. On May 10, 2023, the Company (as the licensor) and a client (as the licensee) entered into an Amended and Restated Agreement (the “Agreement”). The Agreement amends and restates a previous agreement between the parties, dated June 2, 2015, for the provision of licenses for certain table game content and related intellectual property which the Company, succeeded to as successor in interest by merger with Progressive Games Partners, LLC. The Agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements.

The agreement guarantees a minimum payment from the Licensee of €6 million per each year ended March 31, for years 1 through 4 of the contract. The amount is to be billed and paid in equal monthly installments. The installment is billed and paid independent of usage from the Licensee, which may be higher or lower than the installment amount on a monthly basis. At June 30, 2023, the Company has deferred $125,472 in revenue, which represents monthly amounts billed in excess of the monthly usage from the Licensee. The deferred revenue will be recognized at the end of the contract year at March 31, 2024, if aggregate performance during the contract year has not equaled or exceeds €6 million.

For years 5 through 10 of the contract, the amount to be billed is based on the actual usage from the Licensee. Invoices will be billed and paid on a monthly basis. Revenue for years 5 through 10 will be recognized when actual usage is incurred.

Intellectual property agreements. From time to time, the Company purchases or licenses intellectual property from third-parties and the Company, in turn, utilizes that intellectual property in certain games sold to clients. In these purchase agreements, the Company may agree to pay the seller of the intellectual property a fee, if and when, the Company receives revenue from games containing the intellectual property.

On June 8, 2023, the Company entered into a license and distribution agreement (the "License Agreement") with a Licensor, pursuant to which the Company licenses and has rights to distribute a game from Licensor. The License Agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements. The License Agreement is for a set term that may be extended on an annual basis at the end of the term. The License Agreement sets forth royalties to be paid to Licensor during the term and includes intellectual property licensing.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	June 30,	December 31,
	2023	2022
Patents	$13,507,799	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,432,318	968,362
Other intangible assets, gross	34,521,940	34,058,182
Less: accumulated amortization	(21,036,956)	(20,152,071)
Other intangible assets, net	$13,484,984	$13,906,111

For the three and six months ended June 30, 2023 and 2022, amortization expense related to other intangible assets was $406,554 and $655,008, and $884,885 and $1,308,338, respectively.

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

As of June 30, 2023, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 6 months to 45 months.

Supplemental balance sheet information related to leases is as follows:

	As of June 30, 2023
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$883,958

Operating lease current liabilities	$252,845	Current portion of operating lease liabilities

Operating lease long-term liabilities	704,250	Long-term operating lease liabilities

Total operating lease liabilities	$957,095

Weighted-average remaining lease term:
Operating leases	3.62

Weighted-average discount rate:
Operating leases	4.4%

The components of lease expense are as follows:

	Three Months Ended June 30, 2023
	Amount	Classification
Operating lease cost	$72,071	Selling, general and administrative expense

	Six Months Ended June 30, 2023
	Amount	Classification
Operating lease cost	$144,142	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2023
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$144,162	Net income

As of June 30, 2023, future maturities of our operating lease liabilities are as follows:

Amount
For the remaining six months ending December 31, 2023	$146,715
Years ending December 31,
2024	$288,892
2025	294,507
2026	302,011
2027	2,985
Total minimum lease payments	1,035,110
Less: imputed interest	(78,015)
Total operating lease liability	957,095
Less: current portion	(252,845)
Long-term portion	$704,250

NOTE 6. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	June 30,	December 31,
	2023	2022
Fortress credit agreement	$58,476,929	$59,400,000
Insurance notes payable	85,978	340,084
Long-term debt and liabilities, gross	58,562,907	59,740,084
Less: Unamortized debt issuance costs	(5,111,406)	(5,839,228)
Long-term debt and liabilities, net of debt issuance costs	53,451,501	53,900,856
Less: Current portion of long-term debt	(685,978)	(940,084)
Long-term debt and liabilities, net	$52,765,523	$52,960,772

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 6.00x for the quarter ended June 30, 2023. As of June 30, 2023, the Company was in compliance with the covenants in the Fortress Credit Agreement. The Fortress Credit Agreement has no prepayment penalty after November 15, 2023.

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

As of June 30, 2023, future maturities of our long-term liabilities are as follows:

Total
Years ended December 31,
2023	$385,978
2024	600,000
2025	600,000
2026	56,976,929
Long-term liabilities, gross	$58,562,907

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the six months ended June 30, 2023 and 2022, respectively, we had the following client concentrations:

	Location	Six Months Ended June 30, 2023 Revenue	Six Months Ended June 30, 2022 Revenue	Accounts Receivable June 30, 2023	Accounts Receivable December 31, 2022
Client A	Europe	21.0%	27.8%	$1,062,830	$552,493
Client B	North America	17.8%	1.6%	$697,100	$132,500
Client C	North America	6.6%	8.7%	$116,381	$414,234

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict. There are no current or threatened legal proceedings against the Company.

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2023 was 4.6%, as compared to 8.4% at June 30, 2022. This decrease was primarily the impacts from changes in foreign rate differential, adjustments in foreign derived intangible income and a change in valuation allowance as compared to current-year forecasted ordinary income considered in determining the forecasted AETR.

For the six months ended June 30, 2023 and 2022, our effective tax rate (“ETR”) was 4.6% and (4.9)%, respectively. The increase in the ETR for the six months ended June 30, 2023 is a result of favorable discrete items related to excess tax benefits from stock-based compensation in the prior year quarter that were not present in the current year quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2023 and 2022. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2022 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended June 30, 2023 and 2022 For the three months ended June 30, 2023, we generated revenues of $7,525,336 compared to $5,676,195 for the comparable prior-year period, representing an increase of $1,849,141, or 32.6%. Net revenues in our GG Core operating segment increased 43.1% from $3,733,654 to $5,341,017. This increase was attributable primarily to shipment of perpetual right to use gaming systems to a single customer. Net revenues in our GG Digital operating segment increased 12.4% from $1,942,542 to $2,184,319. Our online gaming revenues increased due to our online customers' growth in their traditional markets and their entry into new markets.

Selling, general and administrative expenses for the three months ended June 30, 2023 were $3,634,178 compared to $3,483,918 for the comparable prior-year period, representing an increase of $150,260, or 4.3%. The increase was due to higher payroll costs due to higher headcount, offset by lower legal costs for the period.

Research and development expenses for the three months ended June 30, 2023 were $199,665 compared to $152,022 for the comparable prior-year period, representing an increase of $47,643, or 31.3%. The increase was due to higher payroll costs from higher headcount and employee bonuses for the period.

Share-based compensation expenses for the three months ended June 30, 2023 were $245,136, as compared to $315,408 for the comparable prior-year period, representing an decrease of $70,272, or 22.3%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2023 and lower share-based compensation for officers and consultants.

As a result of the changes described above, income from operations increased $1,502,483 to $2,451,633 for the three months ended June 30, 2023, compared to income from operations of $949,150 for the comparable prior-year period.

Total interest expense increased $544,607, or 32.1%, to $2,242,042 for the three months ended June 30, 2023 compared to $1,697,435 for the comparable prior-year period. The increase was attributable to higher rates of interest on the current borrowings.

Income tax expense was $16,677 for the three months ended June 30, 2023, compared to income tax expense of $194,977 for the comparable prior-year period. The decrease in expense is primarily the result of changes in the deferred tax balances and discrete excess benefits from stock-based compensation in the prior period that did not occur in the current period.

Results of operations for the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 we generated revenues of $14,947,870 compared to $11,594,794 for the comparable prior-year period, representing an increase of $3,353,076, or 28.9%. Net revenues in our GG Core operating segment increased 39.1% from $7,559,642 to $10,512,897. This increase was attributable primarily to shipment of perpetual right to use gaming systems to a single customer. Net revenues in our GG Digital operating segment increased 9.9% from $4,035,151 to $4,434,973. Our online gaming revenues increased due to our online customers' growth in their traditional markets and their entry into new markets.

Selling, general and administrative expenses for the six months ended June 30, 2023 were $7,418,835 compared to $6,527,277 for the comparable prior-year period, representing an increase of $891,558, or 13.7%. This increase was due to higher maintenance cost on assets deployed at client locations, internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased information technology expenses, and increased trade show expenses.

Research and development expenses for the six months ended June 30, 2023 were $406,425, compared to $351,092 for the comparable prior-year period, representing an increase of $55,333, or 15.8%. The increase was due to higher payroll costs from higher headcount and employee bonuses for the period.

Share-based compensation expenses for the six months ended June 30, 2023 were $490,059, as compared to $625,410 for the comparable prior-year period, representing a decrease of $135,351, or 21.6%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2023 and lower share-based compensation for officers and consultants.

As a result of the changes described above, income from operations increased $2,171,209 to $4,709,475 for the six months ended June 30, 2023, compared to income from operations of $2,538,266 for the comparable prior-year period.

Total interest expense increased $1,061,220, or 31.4%, to $4,445,677 for the six months ended June 30, 2023, compared to $3,384,457 for the comparable prior-year period. The increase was attributable to higher rates of interest on the current borrowings.

Income tax expense was $22,252 for the six months ended June 30, 2023, compared to income tax benefit of $53,003 for the comparable prior-year period. The decrease in expense is primarily the result of changes in the deferred tax balances and discrete excess benefits from stock-based compensation in the prior year period that did not occur in the current year period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2023	2022	2023	2022
Net income (loss)	$356,769	$(1,115,641)	$467,463	$(1,129,603)
Interest expense	2,242,042	1,697,435	4,445,677	3,384,457
Interest income	(139,007)	(2,259)	(223,757)	(4,492)
Depreciation and amortization	495,134	725,258	1,071,476	1,449,720
Share-based compensation	245,136	315,408	490,059	625,410
Foreign currency exchange (gain) loss	(24,848)	174,638	(2,160)	234,901
Provision for income taxes	16,677	194,977	22,252	53,003
Severance expense	26,209	6,750	26,209	28,477
Special project expense (benefit) - Triangulum	—	—	—	(86,959)
Special project expense - Other	—	361,821	5,321	476,904
Adjusted EBITDA	$3,218,112	$2,358,387	$6,302,540	$5,031,818

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

As of June 30, 2023, we had total current assets of $24,150,151 and total assets of $41,560,022. This compares to $24,194,187 and $42,010,516, respectively, as of December 31, 2022. The decrease in total assets at June 30, 2023 was primarily due to the amortization of leases and intangibles in the 2023 period.

Our total current liabilities as of June 30, 2023 decreased to $4,971,880 from $6,032,441 as of December 31, 2022, primarily due to the payment of accrued royalties, accrued bonuses, and payments against D&O insurance liabilities.

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

Our operating activities provided cash of $2,494,400 for the six months ended June 30, 2023, compared to $2,042,204 provided for the comparable prior period. The positive operating cash flow was primarily due to collection of tax credits and lower prepaid expenses.

Investing activities used cash of $773,559 for the six months ended June 30, 2023, compared to cash used of $487,552 for the comparable prior period. This increase in cash used was primarily due to the investment in internally developed software in the 2023 period.

Cash used in financing activities during the six months ended June 30, 2023 was $1,204,584. This compares to $328,207 cash used by financing activities for the comparable prior period. The increase in cash used was due to higher principal payments on our borrowings in the 2023 period.

Critical accounting policies. Our significant accounting policies are described in our 2022 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of June 30, 2023, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2023, 28,391 restricted shares of our common stock valued at $70,126 were issued to members of our Board of Directors in partial consideration for their service in Q2 2023. These shares were fully vested upon issuance. These securities were issued pursuant to the Securities Act and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.2	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 8, 2021

10.3	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.4	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.5	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.6	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	8-K	000-30653	10.1	June 21, 2022

10.7	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.8	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.9	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.10	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K	000-30653	99.1	March 20, 2023

10.11	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K/A	000-30653	99.1	March 22, 2023

10.12	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 15, 2023

10.13	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 16, 2023	X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 11, 2023

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 11, 2023

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)