Form 10-Q
period 2023-09-30
Galaxy Gaming, Inc.
filed 2023-11-13
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,781,697 common shares as of October 31, 2023.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$15,938,072	$18,237,513
Accounts receivable, net of allowance of $262,961 and $183,242, respectively	3,667,887	3,449,753
Income tax receivable	84,810	515,259
Prepaid expenses	2,357,596	1,402,824
Other current assets	—	588,838
Total current assets	22,048,365	24,194,187
Property and equipment, net	112,699	143,438
Operating lease right-of-use assets	823,542	1,002,749
Assets deployed at client locations, net	1,882,896	1,399,708
Goodwill	1,091,000	1,091,000
Other intangible assets, net	13,104,821	13,906,111
Other assets	275,836	273,323
Total assets	$39,339,159	$42,010,516
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$632,995	$1,129,869
Accrued expenses	1,681,985	3,697,504
Revenue contract liability	194,308	16,667
Current portion of operating lease liabilities	255,146	248,317
Current portion of long-term debt	946,513	940,084
Total current liabilities	3,710,947	6,032,441
Long-term operating lease liabilities	640,173	830,289
Long-term debt and liabilities, net	52,989,282	52,960,772
Deferred tax liabilities, net	75,460	72,401
Total liabilities	57,415,862	59,895,903
Commitments and Contingencies (See Note 7)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,522,197 and 24,411,098 shares issued and outstanding, respectively	24,522	24,411
Additional paid-in capital	18,358,814	17,575,396
Accumulated deficit	(36,304,235)	(35,316,540)
Accumulated other comprehensive loss	(155,804)	(168,654)
Total stockholders’ deficit	(18,076,703)	(17,885,387)
Total liabilities and stockholders’ deficit	$39,339,159	$42,010,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Licensing fees	$6,103,861	$5,906,989	$21,051,731	$17,501,783
Total revenue	6,103,861	5,906,989	21,051,731	17,501,783
Costs and expenses:
Cost of ancillary products and assembled components	187,841	71,363	1,039,441	174,392
Selling, general and administrative	4,185,893	3,340,691	11,604,729	9,867,968
Research and development	226,405	127,774	632,830	478,866
Depreciation and amortization	567,628	740,069	1,639,104	2,189,789
Share-based compensation	225,971	329,140	716,029	954,550
Total costs and expenses	5,393,738	4,609,037	15,632,133	13,665,565
Income from operations	710,123	1,297,952	5,419,598	3,836,218
Other income (expense):
Interest income	202,477	18,674	426,234	23,166
Interest expense	(2,301,878)	(1,896,865)	(6,747,555)	(5,281,322)
Foreign currency exchange gain (loss)	(24,238)	(255,140)	(22,078)	(490,041)
Other non-recurring (loss) income	—	(18,255)	—	(18,255)
Total other expense, net	(2,123,639)	(2,151,586)	(6,343,399)	(5,766,452)
Income (loss) before provision for income taxes	(1,413,516)	(853,634)	(923,801)	(1,930,234)
(Provision) benefit for income taxes	(41,642)	154,944	(63,894)	101,941
Net income (loss)	(1,455,158)	(698,690)	(987,695)	(1,828,293)
Foreign currency translation adjustment	21,493	(77,871)	12,850	(233,405)
Comprehensive income (loss)	$(1,433,665)	$(776,561)	$(974,845)	$(2,061,698)

Net income (loss) per share:
Basic	$(0.06)	$(0.03)	$(0.04)	$(0.07)
Diluted	$(0.06)	$(0.03)	$(0.04)	$(0.07)

Weighted-average shares outstanding:
Basic	24,479,301	24,945,839	25,229,971	24,654,517
Diluted	24,479,301	24,945,839	25,229,971	24,654,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net income	—	—	—	110,694	—	110,694
Foreign currency translation gain	—	—	—	—	16,637	16,637
Share-based compensation	27,392	28	244,895	—	—	244,923
Balance, March 31, 2023	24,438,490	$24,439	$17,820,291	$(35,205,846)	$(152,017)	$(17,513,133)
Net income	—	—	—	356,769	—	356,769
Foreign currency translation loss	—	—	—	—	(25,280)	(25,280)
Share-based compensation	28,391	28	245,107	—	—	245,135
Balance, June 30, 2023	24,466,881	$24,467	$18,065,398	$(34,849,077)	$(177,297)	$(16,936,509)
Net loss	—	—	—	(1,455,158)	—	(1,455,158)
Foreign currency translation gain	—	—	—	—	21,493	21,493
Stock options exercised	30,000	30	67,470	—	—	67,500
Share-based compensation	25,316	25	225,946	—	—	225,971
Balance, September 30, 2023	24,522,197	$24,522	$18,358,814	$(36,304,235)	$(155,804)	$(18,076,703)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2021	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(13,962)	—	(13,962)
Foreign currency translation loss	—	—	—	—	(41,949)	(41,949)
Stock options exercised	219,999	220	195,236	—	—	195,456
Share-based compensation	18,965	19	309,983	—	—	310,002
Balance, March 31, 2022	23,762,933	$23,763	$16,885,816	$(33,557,313)	$(189,142)	$(16,836,876)
Net loss	—	—	—	(1,115,641)	—	(1,115,641)
Foreign currency translation loss	—	—	—	—	(113,585)	(113,585)
Surrender of options	(365,751)	(366)	(1,279,767)	—	—	(1,280,133)
Stock options exercised	671,665	672	733,641	—	—	734,313
Share-based compensation	47,236	47	315,361	—	—	315,408
Balance, June 30, 2022	24,116,083	$24,116	$16,655,051	$(34,672,954)	$(302,727)	$(18,296,514)
Net income	—	—	—	(698,690)	—	(698,690)
Foreign currency translation loss	—	—	—	—	(77,871)	(77,871)
Stock options exercised	182,168	182	237,801	—	—	237,983
Share-based compensation	29,175	29	329,111	—	—	329,140
Balance, September 30, 2022	24,327,426	$24,327	$17,221,963	$(35,371,644)	$(380,598)	$(18,505,952)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(987,695)	$(1,828,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,639,104	2,189,789
Amortization of right-of-use assets	179,207	173,799
Amortization of debt issuance costs and debt discount	1,134,240	1,114,488
Bad debt expense (recovery)	109,533	(40,231)
Loss on write-down of assets deployed at client locations	-	95,307
Loss on sale of property & equipment	-	18,255
Deferred income tax	3,059	(146,218)
Share-based compensation	716,029	954,550
Changes in operating assets and liabilities:
Accounts receivable	(327,667)	1,020,719
Income tax receivable	1,104,190	766,599
Prepaid expenses and other current assets	12,066	245,649
Other assets	(2,513)	(78,130)
Accounts payable	(496,874)	1,025,766
Accrued expenses	(2,677,583)	(333,469)
Revenue contract liability	177,641	6,595
Operating lease liabilities	(183,287)	(170,515)
Net cash provided by operating activities	399,450	5,014,660
Cash flows from investing activities:
Investment in internally developed software	(556,040)	(409,626)
Acquisition of property and equipment	(15,494)	(24,950)
Acquisition of assets deployed at client locations	(718,806)	(545,358)
Net cash used in investing activities	(1,290,340)	(979,934)
Cash flows from financing activities:
Payments of debt issuance costs	(26,897)	(13,438)
Proceeds from stock option exercises	67,500	542,500
Principal payments on long-term debt	(1,450,406)	(950,369)
Net cash used in financing activities	(1,409,803)	(421,307)
Effect of exchange rate changes on cash	1,252	(396,953)
Net (decrease) increase in cash and cash equivalents	(2,299,441)	3,216,466
Cash and cash equivalents – beginning of period	18,237,513	16,058,714
Cash and cash equivalents – end of period	$15,938,072	$19,275,180
Supplemental cash flow information:
Cash paid for interest	$5,734,663	$4,254,362
Cash paid for income taxes	$161,124	$—
Supplemental schedule of non-cash activities:
Acquisition of intellectual property	$—	$2,000,000
Insurance acquired under note payable	$378,000	$—
Net option settlement and tax withholding through additional paid-in capital	$—	$1,280,133
Right-of-use assets obtained in exchange for lease liabilities	$—	$71,901

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

Other intangible assets (Note 4) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three and nine months ended September 30, 2023.

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

Refer to Note 9 for updated information on the employment agreement with Mr. Cravens.

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

On June 23, 2022, pursuant to the 2014 Equity Plan and a Stock Option Grant Notice and Stock Option Agreement dated July 27, 2017, Mr. Cravens exercised options and satisfied the exercise price and applicable tax withholding through a net settlement by surrendering to the Company options to purchase shares having a fair market value equal to the sum of the exercise price and the taxes. The exercise price and related tax withholding totaled $1,280,133 and was recorded as a reduction to additional paid-in capital and common stock. Withholding tax relating to the transaction was settled on August 10, 2023.

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

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments were effective upon issuance and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. We have completed our evaluation of significant contracts. Contracts reviewed have been modified to apply a new reference rate, primarily the Secured

Overnight Financing Rate ("SOFR"), where applicable. Adoption of the new reference rate was effective May 30, 2023. The guidance has not had a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
The Americas	$3,892,829	$3,123,290	$13,219,678	$9,249,115
Europe, Middle East and Africa	2,211,032	2,783,700	7,832,053	8,252,669
Total revenue	$6,103,861	$5,906,989	$21,051,731	$17,501,783

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as revenue when performance obligations are fulfilled.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $1,210,567 and $1,107,544 as of September 30, 2023 and December 31, 2022, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

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

The agreement guarantees a minimum payment from the Licensee of €6 million per each year ended March 31, for years 1 through 4 of the contract. The amount is to be billed and paid in equal monthly installments. The installment is billed and paid independent of usage from the Licensee, which may be higher or lower than the installment amount on a monthly basis. At September 30, 2023, the Company has deferred $194,207 in revenue, which represents monthly amounts billed in excess of the monthly usage from the Licensee. The deferred revenue will be recognized at the end of the contract year at March 31, 2024, if aggregate performance during the contract year has not equaled or exceeded €6 million.

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

On June 8, 2023, the Company entered into a license and distribution agreement with a licensor, pursuant to which the Company licenses and has rights to distribute a game. The agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements. The agreement is for a set term that may be extended on an annual basis at the end of the term. The agreement sets forth royalties to be paid during the term and includes intellectual property licensing. The licensor has discretion in establishing the price for certain game content to be re-licensed by the Company. The royalties due for this portion of the game content will be netted against revenue in our Consolidated Statement of Operations.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2023	2022
Patents	$13,507,799	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,524,401	968,362
Other intangible assets, gross	34,614,023	34,058,182
Less: accumulated amortization	(21,509,203)	(20,152,071)
Other intangible assets, net	$13,104,821	$13,906,111

For the three and nine months ended September 30, 2023 and 2022, amortization expense related to other intangible assets was $472,247 and $667,913, and $1,357,132 and $1,976,301, respectively.

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

As of September 30, 2023, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 3 months to 42 months.

Supplemental balance sheet information related to leases is as follows:

	As of September 30, 2023
	Amount	Classification
Operating leases:
Operating lease right-of-use lease assets	$823,542

Operating lease current liabilities	$255,146	Current portion of operating lease liabilities

Operating lease long-term liabilities	640,173	Long-term operating lease liabilities

Total operating lease liabilities	$895,319

Weighted-average remaining lease term:
Operating leases	3.38

Weighted-average discount rate:
Operating leases	4.4%

The components of lease expense are as follows:

	Three Months Ended September 30, 2023
	Amount	Classification
Operating lease cost	$72,071	Selling, general and administrative expense

	Nine Months Ended September 30, 2023
	Amount	Classification
Operating lease cost	$216,213	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2023
	Amount	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$216,243	Net income

As of September 30, 2023, future maturities of our operating lease liabilities are as follows:

Amount
For the remaining three months ending December 31, 2023	$74,634
Years ending December 31,
2024	$288,892
2025	294,507
2026	302,011
2027	2,985
Total minimum lease payments	963,029
Less: imputed interest	(67,711)
Total operating lease liability	895,319
Less: current portion	(255,146)
Long-term portion	$640,173

NOTE 6. LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at:

	September 30,	December 31,
	2023	2022
Fortress credit agreement	$58,326,929	$59,400,000
Insurance notes payable	346,513	340,084
Long-term debt and liabilities, gross	58,673,442	59,740,084
Less: Unamortized debt issuance costs	(4,737,647)	(5,839,228)
Long-term debt and liabilities, net of debt issuance costs	53,935,795	53,900,856
Less: Current portion of long-term debt	(946,513)	(940,084)
Long-term debt and liabilities, net	$52,989,282	$52,960,772

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 6.00x for the quarter ended September 30, 2023. As of September 30, 2023, the Company was in compliance with the covenants in the Fortress Credit Agreement. The Fortress Credit Agreement has no prepayment penalty after November 15, 2023.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

In response to ASU No. 2020-04, Reference Rate Reform (Topic 848) and effective May 30, 2023, the Benchmark Replacement replaced LIBOR under the Fortress Credit Agreement. The Benchmark Replacement is (a) the sum of: (i) Term SOFR and (ii) 0.11448% for an Available Tenor of one-month's duration, 0.26161% for an Available Tenor of three-months duration, and 0.42826% for an Available Tenor of six months duration, or (b) the sum of: (i) Daily Simple SOFR and (ii) the spread adjustment selected or recommended by the Relevant Governmental Body for the replacement of the tenor of USD LIBOR with a SOFR-based rate having approximately the same length as the interest payment period.

As of September 30, 2023, future maturities of our long-term liabilities are as follows:

Total
Years ended December 31,
2023	$242,393
2024	854,120
2025	600,000
2026	56,976,929
Long-term liabilities, gross	$58,673,442

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues. For the nine months ended September 30, 2023 and 2022, respectively, we had the following client concentrations:

	Location	Nine Months Ended September 30, 2023 Revenue	Nine Months Ended September 30, 2022 Revenue	Accounts Receivable September 30, 2023	Accounts Receivable December 31, 2022
Client A	Europe	21.3%	27.5%	$531,415	$552,493
Client B	North America	14.7%	1.3%	$493,100	$132,500
Client C	North America	7.1%	8.5%	$144,080	$414,234

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

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2023 was (6.5)%, as compared to 4.3% at September 30, 2022. This decrease was primarily the impacts from changes in foreign rate differential, adjustments in foreign derived intangible income and a change in valuation allowance as compared to current-year forecasted ordinary income considered in determining the forecasted AETR.

For the nine months ended September 30, 2023 and 2022, our effective tax rate (“ETR”) was (6.9)% and 5.2%, respectively. The increase in the ETR for the nine months ended September 30, 2023 is a result of favorable discrete items related to excess tax benefits from stock-based compensation in the prior year quarter that were not present in the current year quarter.

NOTE 9. SUBSEQUENT EVENTS

On November 7, 2023, the Company announced the hiring of Matt Reback to become the President and CEO effective November 13, 2023. Mr. Reback replaces Todd Cravens, whose last day of employment was November 10, 2023. Mr. Reback's Employment Agreement, which contains his compensation and other terms of his employment, was filed as an exhibit to Form 8-K on November 6, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2023 and 2022. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8 Financial Statements and Supplementary Financial Information included in our 2022 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the three months ended September 30, 2023 and 2022 For the three months ended September 30, 2023, we generated revenues of $6,103,861 compared to $5,906,989 for the comparable prior-year period, representing an increase of $196,872, or 3.3%. Net revenues in our GG Core operating segment increased 10.2% from $3,894,701 to $4,292,970. This increase was attributable primarily to shipment of perpetual right to use gaming systems to a single customer. Net revenues in our GG Digital operating segment decreased 10.0% from $2,012,288 to $1,810,891. Our online gaming revenues decreased due to renegotiation of a contract with one customer. The decrease is expected to be temporary, as the renegotiation is expected to generate higher usage from the customer over the long-term.

Selling, general and administrative expenses for the three months ended September 30, 2023 were $4,185,893 compared to $3,340,691 for the comparable prior-year period, representing an increase of $845,202, or 25.3%. The increase was due to higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), and increased information technology costs, trade show costs, legal fees, and royalties.

Research and development expenses for the three months ended September 30, 2023 were $226,405 compared to $127,774 for the comparable prior-year period, representing an increase of $98,631, or 77.2%. The increase was due to higher payroll costs from higher headcount, employee bonuses, option exercises in the period, and higher consulting fees.

Share-based compensation expenses for the three months ended September 30, 2023 were $225,971, as compared to $329,140 for the comparable prior-year period, representing an decrease of $103,169, or 31.3%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2023 and lower share-based compensation for officers and consultants.

As a result of the changes described above, income from operations decreased $587,829 to $710,123 for the three months ended September 30, 2023, compared to income from operations of $1,297,952 for the comparable prior-year period.

Total interest expense increased $405,013, or 21.4%, to $2,301,878 for the three months ended September 30, 2023 compared to $1,896,865 for the comparable prior-year period. The increase was attributable to higher rates of interest on the current borrowings.

Income tax expense was $41,642 for the three months ended September 30, 2023, compared to income tax provision of $154,944 for the comparable prior-year period. The decrease in expense is primarily the result of changes in the deferred tax balances and discrete excess benefits from stock-based compensation in the prior period that did not occur in the current period.

Results of operations for the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 we generated revenues of $21,051,731 compared to $17,501,783 for the comparable prior-year period, representing an increase of $3,549,948, or 20.3%. Net revenues in our GG Core operating segment increased 29.3% from $11,454,344 to $14,805,867. This increase was attributable primarily to shipment of perpetual right to use gaming systems to a single customer. Net revenues in our GG Digital operating segment increased 3.3% from $6,047,439 to $6,245,864. Our online gaming revenues increased due to our online customers' growth in their traditional markets and their entry into new markets.

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $11,604,729 compared to $9,867,968 for the comparable prior-year period, representing an increase of $1,736,761, or 17.6%. This increase was due to higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased information technology costs, trade show costs and legal fees.

Research and development expenses for the nine months ended September 30, 2023 were $632,830, compared to $478,866 for the comparable prior-year period, representing an increase of $153,964, or 32.2%. The increase was due to higher payroll costs from higher headcount, employee bonuses, and option exercises in the period.

Share-based compensation expenses for the nine months ended September 30, 2023 were $716,029, as compared to $954,550 for the comparable prior-year period, representing a decrease of $238,521, or 25.0%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2023 and lower share-based compensation for officers and consultants.

As a result of the changes described above, income from operations increased $1,583,380 to $5,419,598 for the nine months ended September 30, 2023, compared to income from operations of $3,836,218 for the comparable prior-year period.

Total interest expense increased $1,466,233, or 27.8%, to $6,747,555 for the nine months ended September 30, 2023, compared to $5,281,322 for the comparable prior-year period. The increase was attributable to higher rates of interest on the current borrowings.

Income tax expense was $63,894 for the nine months ended September 30, 2023, compared to income tax benefit of $(101,941) for the comparable prior-year period. The decrease in expense is primarily the result of changes in the deferred tax balances and discrete excess benefits from stock-based compensation in the prior year period that did not occur in the current year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2023	2022	2023	2022
Net income (loss)	$(1,455,158)	$(698,690)	$(987,695)	$(1,828,293)
Interest expense	2,301,878	1,896,865	6,747,555	5,281,322
Interest income	(202,477)	(18,674)	(426,234)	(23,166)
Depreciation and amortization	567,628	740,069	1,639,104	2,189,789
Share-based compensation	225,971	329,140	716,029	954,550
Foreign currency exchange (gain) loss	24,238	255,140	22,078	490,041
Provision for income taxes	41,642	(154,944)	63,894	(101,941)
Other non-recurring income	—	18,255	—	18,255
Severance expense	—	—	26,209	28,477
Special project expense (benefit) - Triangulum	—	—	—	(86,959)
Special project expense - Other	5,969	(17,000)	5,969	459,904
Adjusted EBITDA	$1,509,691	$2,350,161	$7,806,909	$7,381,979

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

As of September 30, 2023, we had total current assets of $22,048,365 and total assets of $39,339,159. This compares to $24,194,187 and $42,010,516, respectively, as of December 31, 2022. The decrease in current assets at September 30, 2023 was primarily due to receivables from sales to a perpetual right to use single customer, and assets deployed at client locations ramp up to fulfill customer orders. The decrease in total assets at September 30, 2023 was primarily due to the changes in receivables and assets deployed at client locations, and amortization of leases and intangibles in the 2023 period.

Our total current liabilities as of September 30, 2023 decreased to $3,710,947 from $6,032,441 as of December 31, 2022, primarily due to the payment of accrued royalties, accrued bonuses, and payments against D&O insurance liabilities.

Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations for at least the next 12 months and to meet the obligations under our financing arrangements as they come due.

We continue to file applications for new or enhanced licenses in several jurisdictions, which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel, assemblies in process and research and development of our products. It is our intention to continue such initiatives and investments. However, to the extent we are not able to achieve our growth objectives or raise additional capital, we will need to evaluate the reduction of operating expenses.

Our operating activities provided cash of $399,450 for the nine months ended September 30, 2023, compared to $5,014,660 provided for the comparable prior period. The positive operating cash flow was primarily due to collection of tax credits, net of royalties and prepaid expenditures for future table assemblies.

Investing activities used cash of $1,290,340 for the nine months ended September 30, 2023, compared to cash used of $979,934 for the comparable prior period. This increase in cash used was primarily due to the investment in internally developed software, and acquisition of assets deployed at client locations in the 2023 period.

Cash used in financing activities during the nine months ended September 30, 2023 was $1,409,803. This compares to $421,307 cash used by financing activities for the comparable prior period. The increase in cash used was due to higher principal payments on our borrowings in the 2023 period.

Critical accounting policies. Our significant accounting policies are described in our 2022 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of September 30, 2023, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2023, 25,316 restricted shares of our common stock valued at $70,125 were issued to members of our Board of Directors in partial consideration for their service in Q3 2023. These shares were fully vested upon issuance. These securities were issued pursuant to the Securities Act and rules and regulations promulgated thereunder.

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

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021 with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.2	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 8, 2021

10.3	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.4	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.5	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.6	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	8-K	000-30653	10.1	June 21, 2022

10.7	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.8	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.9	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.10	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K	000-30653	99.1	March 20, 2023

10.11	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K/A	000-30653	99.1	March 22, 2023

10.12	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 15, 2023

10.13	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 16, 2023

10.14	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 10, 2023

	By:	/s/ TODD P. CRAVENS
Todd P. Cravens
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 10, 2023

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)