Form 10-K
period 2023-12-31
Galaxy Gaming, Inc.
filed 2024-03-25
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter $64,347,897.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,865,439 common shares as of March 12, 2024

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference in Part III.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and oral statements made from time to time by our representatives may contain, forward-looking statements based on management's current expectations and projections, which are intended to qualify for the safe harbor of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements identified by words such as "believe," "will," "may," "might," "likely," "expect," "anticipates," "intends," "plans," "seeks," "estimates," "believes," "continues," "projects" and similar references to future periods, or by the inclusion of forecasts or projections. All forward-looking statements are based on current expectations and projections of future events.

These forward-looking statements reflect the current views, models, and assumptions of Galaxy Gaming, and are subject to various risks and uncertainties that cannot be predicted or qualified and could cause actual results in Galaxy Gaming's performance to differ materially from those expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, and adapt to changes resulting from the COVID-19 or other pandemics including without limitation, government imposed shut downs, travel restrictions and supply chain interruptions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. All forward-looking statements made herein are expressly qualified in their entirety by these cautionary statements and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. Readers are cautioned that all forward-looking statements speak only to the facts and circumstances present as of the date of this report. Galaxy Gaming expressly disclaims any obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise.

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

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino gaming industry. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, productivity and security, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We also market our products and services to online casinos worldwide and to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa and to cruise ship companies. We license our products and services for use solely in legalized gaming markets. We also license our content and distribute content from other companies to iGaming operators throughout the world.

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

Proprietary Table Games. Casinos use Proprietary Table Games together with or in lieu of other games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering options typically added to public domain games such as baccarat, pai gow poker, craps and blackjack table games. Examples of our Side Bets include 21+3®, Lucky Ladies®, Bonus Craps™ and EZ Baccarat. Premium Games are unique stand-alone games with their own set of rules and strategies. Examples of our Premium Games include Heads Up Hold ’em®, High Card Flush®, Cajun Stud® and Three Card Poker®. Generally, Premium Games generate higher revenue per table placement for us than do the Side Bet games.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. An example in this category is our Bonus Jackpot System (“BJS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities. This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms. Typically, the BJS system includes an electronic video display, known as TableVision, which shows game information designed to generate player interest and to promote various aspects of the game. The BJS system can also be used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos, which we refer to as our Inter-Casino Link System. Beginning in 2022, we fundamentally redesigned our Enhanced Table Systems. Our new systems utilize off-the-shelf computer hardware and are developed using widely supported programming languages so as to be easily reviewable by the gaming laboratories that certify these types of products for use in casinos. In 2023, we launched our Galaxy Operating System (“GOS”), a platform product to which we can add new functionality as periodic releases without the need to replace the fundamental hardware or software supporting the platform.

Product Strategy. In the physical casino market, we have a “three-dimensional” growth strategy. First, we seek to increase the number of casinos we serve with our games. Second, within a casino, we seek to increase the number of tables on which we have placements. Our current product placements are heavily concentrated around blackjack, and we have developed or licensed side bets and other game content to address other table game categories such as baccarat, roulette and craps. Finally, by adding our enhanced systems to tables that already have our content, we can increase the billable units per table. For example, on a blackjack table that has one of our side bets we can add a second side bet and a progressive jackpot for each side bet thereby increasing the billable units for that table from one to four. As of December 31, 2023, we served 607 casinos worldwide, had content on 5,705 tables in those casinos and had a total of 9,517 billable units in those casinos.

iGaming. Our strategy in iGaming is similar in that we seek to have our content on as many online tables as possible. However, the structure of the iGaming business is different in that many of our customers are iGaming platform providers that offer a turnkey online gaming solution to online operators who deploy those online offerings directly to the gaming player. To a lesser extent, we license our content to online operators who have their own platform and serve gaming customers directly. The online analog to a casino is called a “skin” where a skin is a separately branded and marketed URL. Online operators often offer multiple skins targeting different markets and using different themes. Our strategy is 1) to have our content on as many skins as possible and 2) to have as many of our games as possible on each skin. As of December 31, 2023, we had content on over 2,000 skins worldwide and approximately four to six game placements on each of those skins. Finally, we expect that additional states in the U.S. will legalize online gaming, allowing our online clients to offer games to a significantly bigger audience.

Recurring Revenue and Gross Profit

A majority of our clients contract with us to use our products and services on a month-to-month basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for substantially all of our total revenues in 2022. In 2023, we entered into perpetual license arrangements with a large customer where the customer paid an amount up front to have a perpetual right to use our gaming systems. In 2023, these perpetual license transactions accounted for 12% of our total net revenues. In general, our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations. For the game content that we license in from third parties, we pay royalties to game owners whose content we re-license to casino operators. Depending on the relationship between us and the licensor, those royalties are either deducted from gross revenue to arrive at net revenue or are included in operating expenses.

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

Expand the number of markets we serve. In the past, there were table games markets in North America that we could not serve or in which we could not offer our full suite of products and services. In general, this was because we were not licensed to serve casinos in that market or the license we have limits the products and services we can provide. We have made continuous efforts to obtain licensure in new markets, and in the current year, we have received new or expanded licenses in 23 jurisdictions in North America, and 3 new iGaming jurisdictions.

Grow our iGaming content and partner base. We have licensed our content to the iGaming segment for several years through our distributor, Progressive Games Partner, LLC ("PGP"). In 2020, we acquired PGP in order to improve our financial results from the iGaming segment by eliminating the distribution fee to PGP and by adding the revenue that PGP earns from licensing the content owned by itself and others. The COVID pandemic has resulted in a significant increase in jurisdictions considering legalizing iGaming, in many cases in concert with legalizing sports wagering. We intend to increase our revenues from iGaming in several ways. First, we expect that our existing licensees will see growth in their current markets while adding new markets in the U.S. and elsewhere. Second, we intend to add new licensees in the iGaming segment. And finally, we intend to add to the number of games that we license to both existing and new licensees.

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

Our competitors include, but are not limited to, Light & Wonder, Inc.; International Game Technology; Play AGS, Inc.; TCS/John Huxley; Aces Up Gaming LLC; and Masque Publishing. Most of these competitors are larger than we are, have more financial resources than we do, and have more business segments than we do. In addition, we expect additional competitors to emerge in the future. There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

SUPPLIERS

We own outright the content for Side Bets and Premium Games and we license games from others, to whom we pay royalty fees when we license those games to others (including in the online gaming sector). We generally have multi-year licensing agreements for this content. With respect to our Enhanced Table Systems, we obtain most of the parts for our products from third-party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our field service employees.

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

EMPLOYEES

As of December 31, 2023, we had 46 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel. As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity and availability of our critical systems and information.

Our cybersecurity risk management program includes:

•
physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity and availability of our key information systems;
•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
designated team members are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents; and
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.

We have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors – Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.”

Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board receives periodic reports from management on the integrity of our technology communication infrastructure and any cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Financial Officer, along with third party infrastructure providers are responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program. Our Chief Financial Officer has experience supervising and managing company information technology departments.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external security personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the information technology environment.

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

	2023		2022
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	3.15	2.30	4.63	3.53
June 30,	2.70	2.34	5.39	3.20
September 30,	3.05	2.50	3.90	2.35
December 31,	2.90	1.40	2.75	2.15

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

HOLDERS OF OUR COMMON STOCK

As of March 12, 2024, we had 24,865,439 shares of our common stock issued and outstanding and 38 shareholders of record.

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

TRANSFER AGENT

Our stock transfer agent and registrar is Pacific Stock Transfer Company located at 6725 Via Austi Parkway, Suite 300, Las Vegas, Nevada, 89119. Their telephone number is (540) 216-0187.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2023 and 2022. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Results of operations for the years ended December 31, 2023 and 2022.

Our net revenue consists of the following components:

	Year Ended December 31,
	2023	2022
Recurring License Revenue	$28,079,883	$25,591,274
Sale of Perpetual Licenses	3,651,989	275,308
Gross Revenue	31,731,872	25,866,582
Royalties Netted against Gross Revenue	3,942,788	2,424,276
Net Revenue	$27,789,084	$23,442,306

For the year ended December 31, 2023, we generated net revenues of $27,789,084 compared to net revenues of $23,442,306 in 2022, representing an increase of $4,346,778, or 18.5%. Net revenues for the year ended December 31, 2023 and 2022 represent $31,728,503 and $25,865,368 in gross billings respectively, net of $3,942,788 and $2,424,276 in license royalty payments in 2023 and 2022. Net revenues in our GG Core operating segment increased 25.7%, from $15,399,059 to $19,356,289. This increase was attributable to revenue from the sale of perpetual licenses to customers of $3,651,989 in 2023, compared to $275,308 in 2022, or $3,376,681 year over year. Other increases were attributed to revenues from a new distribution agreement. Net revenues in our GG Digital operating segment increased 4.8% from $8,043,247 to $8,432,795. Our online gaming revenues increased due to our online customers experiencing growth in their traditional markets and their entry into new markets.

Cost of ancillary products and assembled components were $1,263,271 in 2023, compared to $198,531 in 2022, representing an increase of $1,064,740, or 536.3%. The increase was driven by the transfer of products underlying the sale of perpetual licenses.

Selling, general and administrative expenses were $15,676,628 in 2023, compared to $12,548,033 in 2022, representing an increase of $3,128,595, or 24.9%. The increase was driven by higher salaries, wages, and severance costs.

Research and development expenses were $823,189, in 2023 compared to $584,513 in 2022, representing an increase of $238,676, or 40.8%. This increase was primarily due to higher salaries and wages from increased headcount for employees developing GOS.

Share-based compensation expenses were $1,021,953 in 2023 compared to $1,278,068 in 2022, representing a decrease of $256,115, or 20.0%. This decrease was due to lower amortization expense on options fully vested, offset by increased amortization expense for options granted to new hires.

As a result of the changes described above, income from operations was $6,729,582 in 2023, compared to $6,071,802 in 2022, an increase of $657,780, or 10.8%.

Total interest expense increased $1,651,888 to $9,063,112 in 2023, compared to $7,411,224 in 2022. The increase was attributable to significantly higher rates of interest on our borrowings. Total interest income increased $540,048 to $611,271 in 2023, compared to $71,223 in 2022. The increase was attributable to higher interest earned on multiple operating accounts.

The income tax expense was $79,228 in 2023 based on an effective rate of (5.51)% compared to the benefit of $208,887 in 2022 based on an effective rate of 12.85%. The (5.51)% effective tax rate for 2023 differed from the statutory federal income tax rate of 21% and was primarily attributable to (i) the foreign tax credit carryover not utilized in 2022 and carried over to future periods; (ii) the Company maintaining a valuation allowance against its deferred tax assets; and (iii) other true ups on credits, Net Operating Losses, and other deferred tax items.

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

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2023	2022
Net loss	$(1,807,586)	$(1,773,189)
Interest expense	9,063,112	7,411,224
Interest income	(611,271)	(71,223)
Provision for income taxes	79,228	208,887
Depreciation and amortization	2,274,461	2,761,359
EBITDA	8,997,944	8,537,058
Share-based compensation (1)	1,021,953	1,278,068
Realized and unrealized foreign currency exchange (gain)/loss (2)	6,099	290,394
Severance expense (3)	474,798	28,477
CEO transition expenses (4)	128,106	—
Special project expense (benefit) - Triangulum (5)	—	(86,959)
Special project expense - Other (6)	5,969	487,446
Adjusted EBITDA	$10,634,869	$10,534,484

(1) Represents non-cash expenses for stock option and restricted stock vesting of directors, officers, employees and consultants.

(2) Represents realized and unrealized gains and losses due to fluctuations in foreign currency rates.

(3) Includes $440,000 in severance expense relating to the termination of Todd Cravens, who was the President and Chief Executive Officer ("CEO"). Remainder relates to severance expense for two employees.

(4) Represents recruitment fee of $100,000 for new CEO hire and $28,106 in moving expenses incurred by new CEO, Matt Reback and reimbursed by the Company.

(5) Represents payment made to the Company on a policy claim relating to the Triangulum Litigation in 2021.

(6) Represents legal fees paid in relation to miscellaneous shareholder matters.

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

Our cash and cash equivalents balances were $16,691,514 and $18,237,513 at December 31, 2023 and 2022, respectively. As of December 31, 2023, we had total current assets of $22,156,035 and total assets of $40,475,800. This compares to $24,194,187 and $42,010,516, respectively, as of December 31, 2022. The decrease in total current assets as of December 31, 2023 was primarily due to a decrease in cash and prepaid expenses, offset by an increase in trade receivables. The net decrease in total assets as of December 31, 2023 was due to the decrease in current assets; decrease in right-of-use assets and intangibles due to amortization; and an increase in assets deployed at client locations to fulfill demand for the Company's new GOS operating system.

Our total current liabilities as of December 31, 2023 decreased to $4,875,967 from $6,032,441 as of December 31, 2022, primarily due to the payment of accrued royalties.

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

Operating activities

Our operating activities provided $2,729,477 in cash for the year ended December 31, 2023, compared to cash provided of $6,391,040 for the year ended December 31, 2022. Cash provided consisted of $1,807,586 in net loss adjusted for $5,077,750 in non-cash expense addbacks, primarily composed of the change in depreciation and amortization expenses, amortization of debt issuance costs, share-based compensation, foreign currency exchange loss and amortization of right-of-use assets, offset by a $540,687 decrease from changes in assets and liabilities related to operating activities. The change in assets and liabilities related to operating activities primarily reflects a $758,536 increase in accounts receivable, a $1,902,174 decrease in accounts payable and accrued expenses, and a $250,488 decrease in operating lease liabilities; offset by a $1,108,132 decrease in income tax receivable, and $1,159,849 decrease in prepaids and other current assets.

Investing activities

Net cash used in investing activities was $2,955,681 for the year ended December 31, 2023, and $3,417,337 for the year ended December 31, 2022. The majority of the 2023 figure is the result of the acquisition of software and assets deployed at client locations. The majority of the 2022 figure is the result of the $2,000,000 purchase and retirement of the obligation to make contingent payments to a third party out of revenue we receive in licensing our Bonus Craps™ game, and acquisition of software.

Financing activities

Net cash used in financing activities for the year ended December 31, 2023, was $1,367,304. The principal financing activities were the mandatory repayment and excess cash flow sweeps on the Fortress Credit Agreement of $1,223,071, and payment of $463,964 on insurance notes payable, largely offset by the proceeds from stock option exercises.

Net cash used in financing activities for the year ended December 31, 2022, was $745,633. The principal financing activities were the mandatory repayment of $600,000 on the Fortress Credit Agreement and payment of $658,550 on insurance notes payable, largely offset by the proceeds from stock option exercises.

Critical Accounting Policies. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. We consider the following accounting policies to be the most important to understanding and evaluating our financial results.

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

We sell the perpetual right to use our intellectual property, and from time to time, sell the units used to deliver the gaming systems. Control transfers and we recognize revenue at a point in time when the gaming system is available for use by a customer, which is no earlier than the shipment of the products to the customer or an intermediary for the customer.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Galaxy Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 22, 2024

We have served as the Company’s auditor since 2020.

GALAXY GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

ASSETS	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$16,691,514	$18,237,513
Accounts receivable, net of allowance for credit losses of $200,192 and $183,242, respectively	4,173,990	3,449,753
Income tax receivable	80,718	515,259
Prepaid expenses	1,209,813	1,402,824
Other current assets	—	588,838
Total current assets	22,156,035	24,194,187
Property and equipment, net	98,053	143,438
Operating lease right-of-use assets	785,543	1,002,749
Assets deployed at client locations, net	3,268,294	1,399,708
Goodwill	1,091,000	1,091,000
Other intangible assets, net	12,755,735	13,906,111
Other assets	321,140	273,323
Total assets	$40,475,800	$42,010,516
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,002,061	$1,129,869
Accrued expenses	2,584,231	3,697,504
Revenue contract liability	167,014	16,667
Current portion of operating lease liabilities	268,541	248,317
Current portion of long-term debt	854,120	940,084
Total current liabilities	4,875,967	6,032,441
Long-term operating lease liabilities	585,879	830,289
Long-term debt and liabilities, net	53,196,585	52,960,772
Deferred tax liabilities, net	60,790	72,401
Total liabilities	58,719,221	59,895,903
Commitments and Contingencies (See Note 10)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,845,439 and 24,411,098 shares issued and outstanding, respectively	24,846	24,411
Additional paid-in capital	18,972,901	17,575,396
Accumulated deficit	(37,124,126)	(35,316,540)
Accumulated other comprehensive loss	(117,042)	(168,654)
Total stockholders’ deficit	(18,243,421)	(17,885,387)
Total liabilities and stockholders’ deficit	$40,475,800	$42,010,516

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended
	December 31, 2023	December 31, 2022
Revenue:
Licensing fees	$27,789,084	$23,442,306
Total revenue	27,789,084	23,442,306
Costs and expenses:
Cost of ancillary products and assembled components	1,263,271	198,531
Selling, general and administrative	15,676,628	12,548,033
Research and development	823,189	584,513
Depreciation and amortization	2,274,461	2,761,359
Share-based compensation	1,021,953	1,278,068
Total costs and expenses	21,059,502	17,370,504
Income from operations	6,729,582	6,071,802
Other income (expense):
Interest income	611,271	71,223
Interest expense	(9,063,112)	(7,411,224)
Foreign currency exchange loss	(6,099)	(290,394)
Other non-recurring income (loss)	—	(5,709)
Total other expense, net	(8,457,940)	(7,636,104)
Loss before provision for income taxes	(1,728,358)	(1,564,302)
(Provision) for income taxes	(79,228)	(208,887)
Net loss	(1,807,586)	(1,773,189)
Foreign currency translation adjustment	51,612	(21,461)
Comprehensive loss	$(1,755,974)	$(1,794,650)

Net loss per share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

Weighted-average shares outstanding:
Basic	25,542,214	24,770,765
Diluted	25,542,214	24,770,765

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, January 1, 2022	23,523,969	$23,524	$16,380,597	$(33,543,351)	$(147,193)	$(17,286,423)
Net loss	—	—	—	(1,773,189)	—	(1,773,189)
Foreign currency translation loss	—	—	—	—	(21,461)	(21,461)
Surrender of options	(365,751)	(366)	(1,279,767)	—	—	(1,280,133)
Stock options exercised	1,098,831	1,099	1,196,652	—	—	1,197,751
Share-based compensation	154,049	154	1,277,914	—	—	1,278,068
Balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net loss	—	—	—	(1,807,586)	—	(1,807,586)
Foreign currency translation income	—	—	—	—	51,612	51,612
Stock options exercised	289,500	290	375,697	—	—	375,987
Share-based compensation	144,841	145	1,021,808	—	—	1,021,953
Balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2023 AND 2022

	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(1,807,586)	$(1,773,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,274,461	2,761,359
Amortization of right-of-use assets	243,509	232,190
Amortization of debt issuance costs and debt discount	1,515,139	1,476,545
Credit loss expense (recovery)	34,299	(121,222)
Loss on sale of property & equipment	-	113,561
Deferred income tax	(11,611)	(102,817)
Share-based compensation	1,021,953	1,278,068
Changes in operating assets and liabilities:
Accounts receivable	(758,536)	1,077,564
Income tax receivable	1,108,132	1,019,825
Prepaid expenses and other current assets	1,159,849	(348,163)
Other assets	(47,817)	(106,236)
Accounts payable	(127,808)	755,808
Accrued expenses	(1,774,366)	378,845
Revenue contract liability	150,347	(20,833)
Operating lease liabilities	(250,488)	(230,265)
Net cash provided by operating activities	2,729,477	6,391,040
Cash flows from investing activities:
Investment in internally developed software	(697,350)	(685,022)
Investment in purchase of intellectual property	-	(2,000,000)
Acquisition of property and equipment	(15,494)	(117,013)
Acquisition of assets deployed at client locations	(3,079,858)	(654,454)
Transfer of title of assets deployed at client locations to perpetual license customer	837,021	39,152
Net cash used in investing activities	(2,955,681)	(3,417,337)
Cash flows from financing activities:
Payments of debt issuance costs	(56,256)	(59,583)
Proceeds from stock option exercises	375,987	572,500
Principal payments on long-term debt	(1,687,035)	(1,258,550)
Net cash used in financing activities	(1,367,304)	(745,633)
Effect of exchange rate changes on cash	47,509	(49,271)
Net (decrease) increase in cash and cash equivalents	(1,545,999)	2,178,799
Cash and cash equivalents – beginning of period	18,237,513	16,058,714
Cash and cash equivalents – end of period	$16,691,514	$18,237,513
Supplemental cash flow information:
Cash paid for interest	$7,606,450	$6,051,676
Cash paid for income taxes	$84,850	$76,663
Supplemental schedule of non-cash activities:
Insurance acquired under note payable	$378,000	$498,265
Net option settlement and tax withholding through additional paid-in capital	$—	$1,280,133
Right-of-use assets obtained in exchange for lease liabilities	$26,302	$71,901

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Consolidation. The financial statements are presented on a consolidated basis and include the results of the Company and its wholly owned subsidiaries, Progressive Games Partner, LLC ("PGP") and Galaxy Gaming-01 LLC (GG-01). All intercompany transactions and balances have been eliminated in consolidation.

Reclassification. Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statement presentations and had no effect on net loss.

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

Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at face value net of allowance for credit losses. Accounts receivable are non-interest bearing. The Company reviews the accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. An estimated allowance for credit losses is maintained to reduce the Company's accounts receivable to their expected net realizable value based on specific reviews of customer accounts, the age of such accounts, management's assessment of the customer's financial condition, historical and current collection experience and management's expectations of future collection trends based on the current and forecasted economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. Historically, the Company's estimated allowance for credit losses has been consistent with such losses.

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

Other intangible assets (Note 6) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the years ended December 31, 2023 and 2022.

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

Net loss per share. Basic net loss per share is calculated by dividing net income by the weighted-average number of common shares issued and outstanding during the year.

Segment information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently have two operating segments (land-based gaming and online gaming) which are aggregated into one reporting segment.

Employment agreement amendment. On November 6, 2023, the “Company”, entered into an Employment Agreement, effective November 13, 2023, with Matt Reback (the "Employee") to act as the Company’s President and Chief Executive Officer. The Agreement, among other things (i) sets the Term of his employment for the period from November 13, 2023, through November 13, 2026; (ii) provides for base compensation of $350,000 per year; (iii) provides for bonuses and a minimum guaranteed bonus of $80,000 for 2024; (iv) provides for other benefits for Mr. Reback; (v) provides for a grant of base options to purchase 400,000 shares of the Company’s restricted common stock; and, (vi) provides for Mr. Reback to be eligible to earn certain additional Long-Term Incentive Stock Grants based on achievement of certain business performance criteria as established by the Board.

Mr. Reback replaces Todd Cravens, who was the President and Chief Executive Officer. Effective November 10, 2023, Mr. Cravens’ employment with the Company ended. In connection with the separation of Mr. Cravens’ employment with the Company, the Company and Mr. Cravens executed a severance agreement on November 14, 2023. The severance agreement provides for: (a) salary continuation of $325,000 payable over 26 biweekly payments; (b) extended ability to exercise previously vested options to May 31, 2024; (c) continued coverage under the Company’s health plan, for up to 12 months, and ending -prior to 12 months- on the date Mr. Cravens first becomes eligible to receive health insurance benefits under any plan maintained by any person for whom he provides services as an employee or otherwise (if any); and (d) payment for providing transition services to the Company from the Effective Date to June 30, 2024 of $115,000 payable as follows: (i) $75,000 after the revocation period of the Agreement has expired and had not been exercised; and (ii) the remaining $40,000 in equal monthly payments over 9 months beginning in January 2024.

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

Government subsidies. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company records government subsidies as offsets to the related operating expenses. During the year ended December 31, 2022, qualified payroll credits reduced general and administrative expenses by $574,979 on our condensed consolidated statements of operations. The Company received the payroll tax credit during 2023.

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more-likely-than-not that some or all of the deferred tax assets may not be realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent we believe that recovery is more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2023, and 2022, we recorded a full valuation allowance against certain deferred assets.

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

Recently issued accounting pronouncements. Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

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

We sell the perpetual right to use our intellectual property and from time to time, sell the units used to deliver the gaming systems. Control transfers and we recognize revenue at a point in time when the gaming system is available for use by a customer, which is no earlier than the shipment of the products to the customer or an intermediary for the customer.

From time to time, the Company licenses intellectual property from third-party owners and re-licenses that intellectual property to its casino clients. In these arrangements, the Company usually agrees to pay the owner of the intellectual property a royalty based on the revenues the Company receives from licensing the intellectual property to its casino clients. Royalties are recorded net in revenue.

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the years ended December 31, 2023, and 2022. All of the royalty expense that is charged to a contra-revenue in our GG Digital operating segment has been allocated to the Europe, Middle East and Africa region.

	Year Ended December 31,
	2023	2022
The Americas	$16,977,266	$12,558,779
Europe, Middle East and Africa	10,811,819	10,883,527
Total revenue	$27,789,084	$23,442,306

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

On May 10, 2023 the Company and a customer entered into an Amended and Restated Agreement (the “Agreement”). The Agreement amends and restates a previous agreement between the parties, dated June 2, 2015, for the provision of licenses for certain table game content and related intellectual property which the Company, succeeded to as successor in interest by merger with PGP. The Agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements.

The Agreement guarantees a minimum payment from the customer of $6.6 million per each year ended March 31, for years 1 through 4 of the contract. The minimum payment is the current USD equivalent of the stated contractual amount of €6 million per each year. The amount is to be billed and paid in equal monthly installments. The installment is billed and paid independent of usage from the customer, which may be higher or lower than the installment amount on a monthly basis. As of December 31, 2023, the Company has deferred $167,589 in revenue, which represents monthly amounts billed in excess of the monthly usage from the customer. The deferred revenue will be recognized at the end of the contract year March 31, 2024, if aggregate performance during the contract year has not equaled or exceeded $6.6 million.

For years 5 through 10 of the contract, the amount to be billed is based on the actual usage from the customer. Invoices will be billed and paid on a monthly basis/ Revenue for years 5 through 10 will be recognized when actual usage is incurred.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $1,091,068, $1,107,544, and $771,294 for the years ended December 31, 2023, 2022, 2021, respectively. Unbilled receivables for the years ended December 31, 2023 and 2022 are included in the accounts receivable balance in the accompanying balance sheets.

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

On June 8, 2023, the Company entered into a license and distribution agreement with a licensor, pursuant to which the Company licenses and has rights to distribute a game. The agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements. The agreement is for a set term that may be extended on an annual basis at the end of the term. Customers under the distribution agreement generate revenue from the licensing of intellectual property. The agreement sets forth royalties to be paid to the licensor during the term and includes intellectual property licensing. The licensor has discretion in establishing the price for certain game content to be re-licensed by the Company. The royalties due for this portion of the game content will be netted against revenue in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Royalty agreements. For the years ended December 31, 2023, and 2022, license royalty payments of $3,942,788 and $2,424,276, respectively, are recorded net in revenue.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
Furniture and fixtures	$110,060	$404,702
Automotive vehicles	171,671	171,671
Office and computer equipment	165,607	382,804
Leasehold improvements	35,531	35,531
Property and equipment, gross	482,869	994,708
Less: accumulated depreciation	(384,816)	(851,270)
Property and equipment, net	$98,053	$143,438

For the years ended December 31, 2023 and 2022, depreciation expense related to property and equipment was $60,879 and $53,914, respectively.

NOTE 5. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following at December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
Enhanced table systems	$2,604,290	$1,414,048
Assemblies in process	1,763,344	893,489
Less: accumulated depreciation	(1,099,340)	(907,829)
Assets deployed at client location, net	$3,268,294	$1,399,708

For the years ended December 31, 2023 and 2022, depreciation expense related to assets deployed at client locations was $374,251 and $251,270, respectively.

Assets deployed at client locations includes assemblies in process in which title may be transferable to perpetual license customers.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. A goodwill balance of $1,091,000 was created as a result of a transaction completed in October 2011 with Prime Table Games, LLC (“PTG”).

Other intangible assets, net. Other intangible assets, net consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Patents	$13,507,799	$13,507,997
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,432,396	968,362
Other intangible assets, gross	34,522,018	34,058,182
Less: accumulated amortization	(21,766,284)	(20,152,071)
Other intangible assets, net	$12,755,735	$13,906,111

For the years ended December 31, 2023 and 2022, amortization expense related to the finite-lived intangible assets was $1,839,211 and $2,456,175, respectively. As of December 31, 2023, $272,395 of intangible assets have not been placed into service and remain unamortized at December 31, 2023.

Estimated future amortization expense is as follows:

Years Ended December 31,	Total
2024	$1,993,034
2025	2,026,040
2026	1,880,013
2027	1,638,396
2028	1,594,863
Thereafter	3,623,388
Total	$12,755,735

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Commissions and royalties	$641,161	$1,869,704
Payroll and related	1,350,956	1,703,703
Interest	41,921	100,398
Other	550,193	23,699
Total accrued expenses	$2,584,231	$3,697,504

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

As of December 31, 2023, our leases have remaining lease terms ranging from 16 months to 39 months. Some of these leases contain options that allow us to extend or terminate the lease agreement.

As of December 31, 2023, no renewal option periods were included in any estimated minimum lease terms as the options were not deemed reasonably certain to be exercised.

Supplemental balance sheet information related to leases is as follows:

		Year ended December 31,
	Classification	2023	2022
Operating leases:
Operating lease right-of-use lease assets		$785,543	$1,002,749

Operating lease current liabilities	Current portion of operating lease liabilities	$268,541	$248,317

Operating lease long-term liabilities	Long-term operating lease liabilities	585,879	$830,289

Total operating lease liabilities		$854,420	$1,078,606

Weighted-average remaining lease term:
Operating leases		3.12	3.94

Weighted-average discount rate:
Operating leases		5.4%	4.4%

The components of lease expense are as follows:

		Year Ended December 31,
	Classification	2023	2022
Operating lease cost	Selling, general and administrative expense	$291,045	$286,296

Supplemental cash flow information related to leases is as follows:

		Year Ended December 31,
	Classification	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Net income	$290,877	$281,303

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	Supplemental cash flow information	$26,302	$71,901

At December 31, 2023, future maturities of our operating lease liabilities are as follows:

Amount
Years ending December 31,
2024	$301,492
2025	307,107
2026	302,011
2027	2,985
Total minimum lease payments	913,595
Less: imputed interest	(59,175)
Total operating lease liability	854,420
Less: current portion	(268,541)
Long-term portion	$585,879

NOTE 9. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Fortress credit agreement	$58,176,929	$59,400,000
Insurance notes payable	254,120	340,084
Long-term debt and liabilities, gross	58,431,049	59,740,084
Less: Unamortized debt issuance costs	(4,380,344)	(5,839,228)
Long-term debt and liabilities, net of debt issuance costs	54,050,705	53,900,856
Less: Current portion of long-term debt	(854,120)	(940,084)
Long-term debt and liabilities, net	$53,196,585	$52,960,772

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in April 2023 based on results for fiscal 2023. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 6.00x for the quarter ended December 31, 2023. The Company was in compliance with its Total Net Leverage Ratio as of December 31, 2023. Also, The Fortress Credit Agreement requires that the Company not allow balances in bank accounts that are not covered by an account control agreement to exceed $1,000,000 at any month-end. The bank accounts held by PGP in the Isle of Man are not covered by account control agreements and the balances in those accounts exceeded $1,000,000 at the end of November and December 2021 and January and February 2022. In March 2022, the balances in those accounts were reduced to less than $1,000,000. The Company informed Fortress of the covenant breach, and a Consent and Waiver Agreement (the "Consent and Waiver Agreement”) was executed among the Company, Fortress, as Agent (the "Agent”), and the Lenders party to the Fortress Credit Agreement on March 16, 2022. As of March 31, 2022 and through December 31, 2023, the Company was in compliance with the covenants under the Fortress Credit Agreement, and maintained bank account balances within the $1,000,000 threshold.

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

As of December 31, 2023, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2024	$854,120
2025	600,000
2026	56,976,929
Long-term liabilities, gross	$58,431,049

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the years ended December 31, 2023 and 2022, respectively, we had the following client revenue concentrations:

	Location	2023 Revenue	2022 Revenue	Accounts Receivable December 31, 2023	Accounts Receivable December 31, 2022
Client A	Europe	20.9%	27.6%	$565,253	$552,493
Client B	North America	12.0%	1.7%	$631,507	$132,500

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

NOTE 11. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2023 and 2022:

	2023	2022
U.S. (loss)	$(7,356,941)	$(6,839,931)
Non-U.S. income	5,628,583	5,275,629
(Loss) before income taxes	$(1,728,358)	$(1,564,302)

	2023	2022
Current:
Federal	$—	$240,809
State	3,360	(7,570)
Foreign	87,479	78,465
Total current	90,839	311,704
Deferred:
Federal	(5,347)	(90,774)
State	(6,264)	(12,043)
Total deferred	(11,611)	(102,817)
Provision for income taxes	$79,228	$208,887

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2023 and 2022:

	2023	2022
Tax provision computed at the federal statutory rate	$(301,859)	$(341,315)
Foreign rate differential	37,042	(121,061)
State income tax, net of federal benefit	(18,142)	(48,062)
162(m) compensation limit	—	208,884
Share based compensation	(38,517)	(282,956)
Subpart F income	—	224,285
Other permanent items	18,880	—
Credits	(161,989)	(78,465)
Impact of CARES Act	—	(76,443)
True ups on credits, net operating losses and other deferred tax items	(194,415)	—
Other rate changes, net of benefit	37,582	6,019
Uncertain tax positions	—	(17,723)
Change in valuation allowance	700,646	735,724
Provision for income taxes	$79,228	$208,887

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2023 and 2022:

	2023	2022
Deferred Tax Assets:
Right-of-use asset	$174,188	$228,408
Net operating loss	605,773	440,756
Share based compensation	384,078	291,019
Intangible assets	244,130	258,321
Tax credits	443,433	175,341
Capitalized R&D Cost	255,079	119,936
Accruals and reserves	132,076	83,411
Debt issuance costs	136,226	110,339
Other	55,195	54,465
Total deferred tax assets	2,430,178	1,761,996

Total valuation allowance	(2,037,936)	(1,337,290)

Deferred Tax Liabilities:
Right-of-use liability	(189,461)	(245,686)
Prepaid assets	(102,757)	(135,535)
Basis difference in fixed assets	(141,302)	(113,061)
Other	(19,512)	(2,825)
Total deferred tax liabilities	(453,032)	(497,107)
Net deferred tax liabilities	$(60,790)	$(72,401)

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

As of December 31, 2023, the Company recognized federal and state net operating loss carryforwards of $2.3 million and $2.3 million, respectively. The majority of the state carryforward amounts will begin to expire in 2040, while some state net operating losses have an indefinite carryforward period. The federal carryforward does not expire and subject to utilization in future periods up to 80% of federal taxable income.

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

A significant piece of objective negative evidence evaluated was the three-year cumulative loss position the company is in as of the period ended December 31, 2023. Such objective negative evidence limits the ability to consider other more subjective evidence such as projections of future income. The amount of the deferred tax asset considered realizable could be adjusted in future periods if the objective negative evidence of a cumulative loss is no longer present, and more weight is given to subjective evidence such as future income and growth.

Upon assessing all of the relevant evidence, the Company determined it has not met the more-likely-than-not threshold to support the realization of all or part of its deferred tax assets. The Company has recorded a valuation allowance against certain of its deferreds in the amount of $2,037,936. The current-year change resulted in additional tax expense of $700,646, which impacted the Company’s effective tax rate by (48.74)%.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of deferred tax liabilities, net in the accompanying consolidated financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2023 and 2022:

	2023	2022
Beginning balance	$30,909	$48,632
Decreases (increases) related to tax positions taken during the prior year	—	(17,723)
Ending balance	$30,909	$30,909

Our total liability for unrecognized gross tax benefits was $30,909 at December 31, 2023, which, if ultimately recognized, would impact the annual estimated effective tax rate in future periods. We are subject to examination by the Internal Revenue Service for fiscal years 2019 and thereafter. For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2019 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2023 and 2022, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2023 and 2022, as such amounts would be immaterial, if any.

NOTE 12. SHARE-BASED COMPENSATION

On May 10, 2018, the Board ratified and confirmed the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. At December 31, 2023, a total of 8,550,750 shares of our common stock were authorized for issuance. At December 31, 2023, 873,899 shares remained available for issuance as new awards under the 2014 Plan.

Stock Options

During the years ended December 31, 2023 and 2022, we issued 445,000 and 740,000 options to purchase our common stock, respectively, to executive officers, employees and independent contractors. The fair value of all stock options granted for the years ended December 31, 2023 and 2022, was determined to be $470,205 and $1,497,473, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued For the Twelve Months Ended December 31, 2023	Options Issued For the Twelve Months Ended December 31, 2022
Dividend yield	0%	0%
Expected volatility	55.56% - 62.43%	59.25% - 60.70%
Risk-free interest rate	3.82% - 4.66%	1.37% - 3.90%
Expected life (years)	5.00	5.00

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Outstanding – December 31, 2022	1,619,881	$2.61	$(267,418)	2.74
Issued	445,000	$1.87	$—	—
Exercised	(289,500)	$1.30	$(174,076)	—
Forfeited or expired	(235,380)	$2.34	$—	—
Outstanding – December 31, 2023	1,540,001	$2.70	$(1,233,541)	2.96
Exercisable – December 31, 2023	741,657	$2.67	$(570,038)	1.70

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term (Years)
Unvested– December 31, 2022	934,999	$1.97	$873,958	3.45
Granted	445,000	$1.87	$—	—
Vested	(511,651)	$3.25	$—	—
Forfeited	(70,004)	$3.49	$—	—
Unvested – December 31, 2023	798,344	$2.73	$(662,626)	2.00

As of December 31, 2023, our unrecognized share-based compensation expense associated with the stock options issued was $344,174, which is expected to be amortized over a weighted-average period of 2.82 years.

Restricted Stock Units

During the year ended December 31, 2023, we issued an aggregate of 119,841 restricted shares of our common stock valued at $283,984 to our board members in consideration of their service on the Board. These shares vested immediately on the grant date. As of December 31, 2023, there were 2,723,356 restricted shares outstanding.

During the year ended December 31, 2023, Mr. Cravens received 20,000 shares of restricted shares of our common stock, valued at $50,000, cliff vested at the end of the one-year period beginning March 16, 2023. As a result of Mr. Cravens' departure on November 10, 2023, none of these shares became vested.

At December 31, 2023 and 2022, unvested restricted shares were 25,001 and 50,001 respectively. There were no forfeitures of vested restricted shares in 2023 or 2022.

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

On June 23, 2022, pursuant to the 2014 Equity Plan and a Stock Option Grant Notice and Stock Option Agreement dated November 13, 2023, Mr. Cravens exercised options and satisfied the exercise price and applicable tax withholding through a net settlement by surrendering to the Company options to purchase shares having a fair market value equal to the sum of the exercise price and the taxes. The exercise price and related tax withholding totaled $1,280,133 and was recorded as a reduction to additional paid-in capital and common stock.

NOTE 13. SUBSEQUENT EVENTS

On March 19, 2024, the Board of Directors of Galaxy Gaming, by unanimous written consent, voted to approve a reduction to its compensation arrangements with non-employee directors for the fiscal year 2024.

Targeted aggregate annual Board compensation for 2024 shall be at the revised levels below and shall continue to be paid 60% in cash and 40% in stock. Cash compensation will be paid monthly in arrears and stock compensation will be paid quarterly in arrears with the stock valued at the average daily closing price in the last month of the quarter.

The Board approved the annual Board compensation for 2024 as noted in the table below:

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The amount about aggregate fees billed to us by our principal accountant, Moss Adams LLP (PCAOB ID No. 659) is incorporated herein by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013

10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013

10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011

10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011

10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011

10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011

10.7	Employment agreement with Gary A. Vecchiarelli, Chief Financial Officer	8-K	000-30653	10.1	July 9, 2012

10.8	Board of Directors Service Agreement with Norm DesRosiers, Director	8-K	000-30653	99.2	February 3, 2014

10.9	Lease agreement with SRC Spencer, LLC for 6767 Spencer Drive	8-K	000-30653	10.1	February 27, 2014

10.10	Board of Directors Service Agreement with William A. Zender, Director	8-K	000-30653	1.1	April 2, 2014

10.11	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.12	Promissory Note with Robert Saucier, Chief Executive Officer	8-K	000-30653	10.1	October 29, 2015

10.13	2015 Employment Agreement with Gary A. Vecchiarelli, Chief Financial Officer	10-Q	000-30653	99.2	November 16, 2015

10.14	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017

10.15	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017

10.16	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016

10.17	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016

10.18	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016

10.19	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016

10.20	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016

10.21	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016

10.22	Warrant Agreement dated August 29, 2016, with the lenders	8-K/A	000-30653	99.2	August 30, 2016

10.23	Guaranty and Security agreement dated August 29, 2016, with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016

10.24	Promissory Note Restructuring Agreement dated August 10, 2015, between Carpathia Associates, LLC and Galaxy Gaming, Inc.	10-Q	000-30653	99.1	November 16, 2015

10.25	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015

10.26	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018

10.27	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017

10.28	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017

10.29	Credit Agreement, dated April 24, 2018, between Galaxy Gaming, Inc., a Nevada corporation, and ZB, N.A. DBA Nevada State Bank, a Nevada state banking corporation	8-K	000-30653	10.1	April 27, 2018

10.30	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019

10.31	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019

10.32	First Amendment to Credit Agreement dated April 22, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	April 24, 2019

10.33	Second Amendment to Credit Agreement dated May 6, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 6, 2019

10.34	Board of Director Service Agreement dated June 3, 2019, with Michael Gavin Isaacs	8-K	000-30653	10.1	June 6, 2019

10.35	Third Amendment to Credit Agreement dated August 16, 2019, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 28, 2019

10.36	Amendment #2 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 19, 2020

10.37	Fourth Amendment to Credit Agreement dated October 14, 2019, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	October 15, 2019

10.38	Membership Interest Purchase Agreement dated February 25, 2020, between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.2	February 26, 2020

10.39	Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act	8-K	000-30653		April 21, 2020

10.40	Forbearance and Fifth Amendment to Credit Agreement dated August 14, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	August 14, 2020

10.41	First Amendment dated August 21, 2020, to Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.1	August 24, 2020

10.42	Sixth Amendment to Credit Agreement dated October 26, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.3	November 4, 2020

10.43	$4,000,000 Promissory Note of Galaxy Gaming, Inc. in favor of Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.2	November 4, 2020

10.44	Seventh Amendment to Credit Agreement dated November 16, 2020, between Galaxy Gaming, Inc., a Nevada Corporation and Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	November 17, 2020

10.45	Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.46	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.47	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 7, 2021

10.48	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.49	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.50	Form of Indemnification Agreement for Cheryl Kondra, Director	8-K	000-30653	10.2	December 7, 2021

10.51	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp. as administrative agent and collateral agent.	10-Q	000-30653	10.1	March 22, 2022

10.52	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	10-Q	000-30653	10.1	April 25, 2022

10.53	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	10-Q	000-30653	10.1	June 21, 2022

10.54	Board of Directors Service Agreement with Meredith Brill, Director	10-Q	000-30653	10.1	July 15,2022

10.55	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	10-Q	000-30653	10.1	July 26, 2022

10.56	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.57	Press Release Announcing the Date of Virtual Annual Meetings of Stockholders to be Held on June 14, 2023	8-K	000-30653	99.1	March 20, 2023

10.58	Press Release Announcing the Date of Virtual Annual Meeting of Stockholders to be Held on June 14, 2023	8-K/A	000-30653	99.1	March 22, 2023

10.59	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 15, 2023

10.60	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 16, 2023

10.61	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.62	Severance Agreement dated November 10, 2023, between the Company and Todd Cravens	8-K	000-30653	10.1	November 20, 2023

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 22, 2024

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 22, 2024

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MATTHEW REBACK	President and Chief Executive Officer	March 22, 2024
Matthew Reback	(Principal Executive Officer)

/s/ HARRY C. HAGERTY	Chief Financial Officer	March 22, 2024
Harry C. Hagerty	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 22, 2024
Mark A. Lipparelli /s/ MICHAEL GAVIN ISAACS	Director	March 22, 2024
Michael Gavin Isaacs
/s/ MEREDITH BRILL	Director	March 22, 2024
Meredith Brill /s/ BRYAN W. WATERS	Director	March 22, 2024
Bryan W. Waters

/s/ CHERYL A. KONDRA	Director	March 22, 2024
Cheryl A. Kondra