Form 10-Q
period 2024-03-31
Galaxy Gaming, Inc.
filed 2024-05-13
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,910,682 common shares as of April 30, 2024.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$17,487,302	$16,691,514
Accounts receivable, net of allowance of $133,870 and $200,192, respectively	4,005,203	4,173,990
Income tax receivable	81,424	80,718
Prepaid expenses	982,591	1,209,813
Total current assets	22,556,520	22,156,035
Property and equipment, net	83,408	98,053
Operating lease right-of-use assets	720,323	785,543
Assets deployed at client locations, net	3,263,887	3,268,294
Goodwill	1,091,000	1,091,000
Other intangible assets, net	12,439,983	12,755,735
Other assets	302,089	321,140
Total assets	$40,457,210	$40,475,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,027,166	$1,002,061
Accrued expenses	2,300,092	2,584,231
Revenue contract liability	507	167,014
Current portion of operating lease liabilities	272,052	268,541
Current portion of long-term debt	760,158	854,120
Total current liabilities	4,359,975	4,875,967
Long-term operating lease liabilities	513,235	585,879
Long-term debt and liabilities, net	53,427,484	53,196,585
Deferred tax liabilities, net	55,981	60,790
Total liabilities	58,356,675	58,719,221
Commitments and Contingencies (See Note 7)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,910,682 and 24,845,439 shares issued and outstanding, respectively	24,911	24,846
Additional paid-in capital	19,138,278	18,972,901
Accumulated deficit	(36,915,218)	(37,124,126)
Accumulated other comprehensive loss	(147,436)	(117,042)
Total stockholders’ deficit	(17,899,465)	(18,243,421)
Total liabilities and stockholders’ deficit	$40,457,210	$40,475,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue:
Licensing fees	$8,001,066	$7,422,534
Total revenue	8,001,066	7,422,534
Costs and expenses:
Cost of ancillary products and assembled components	406,380	352,010
Selling, general and administrative	4,204,828	3,784,657
Research and development	251,886	206,760
Depreciation and amortization	686,193	576,342
Stock-based compensation	141,242	244,923
Total costs and expenses	5,690,529	5,164,692
Income from operations	2,310,537	2,257,842
Other income (expense):
Interest income	201,866	84,750
Interest expense	(2,289,347)	(2,203,635)
Foreign currency exchange gain (loss)	12,177	(22,688)
Total other expense, net	(2,075,304)	(2,141,573)
Income before provision for income taxes	235,233	116,269
(Provision) for income taxes	(26,325)	(5,575)
Net income	208,908	110,694
Foreign currency translation adjustment	(30,394)	16,637
Comprehensive income	$178,514	$127,331

Net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted-average shares outstanding:
Basic	24,857,480	25,189,722
Diluted	24,884,672	25,437,374

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net income	—	—	—	208,908	—	208,908
Foreign currency translation loss	—	—	—	—	(30,394)	(30,394)
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	45,243	45	141,197	—	—	141,242
Balance, March 31, 2024	24,910,682	24,911	19,138,278	(36,915,218)	(147,436)	(17,899,465)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net income	—	—	—	110,694	—	110,694
Foreign currency translation gain	—	—	—	—	16,637	16,637
Stock-based compensation	27,392	28	244,895	—	—	244,923
Balance, March 31, 2023	24,438,490	$24,439	$17,820,291	$(35,205,846)	$(152,017)	$(17,513,133)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$208,908	$110,694
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	686,193	576,342
Amortization of right-of-use assets	65,449	59,058
Amortization of debt issuance costs and debt discount	380,900	377,261
Bad debt (recovery) expense	(53,094)	37,855
Deferred income tax	(4,809)	(15,294)
Stock-based compensation	141,242	244,923
Changes in operating assets and liabilities:
Accounts receivable	221,881	(2,263,475)
Income tax receivable	(31,639)	(20,869)
Prepaid expenses and other current assets	227,221	290,566
Other assets	19,051	(86,025)
Accounts payable	25,105	1,716,315
Accrued expenses	(284,139)	(1,603,191)
Revenue contract liability	(166,507)	(15,960)
Operating lease liabilities	(69,133)	(60,418)
Net cash provided by (used in) operating activities	1,366,629	(652,218)
Cash flows from investing activities:
Investment in internally developed software	(169,523)	(283,049)
Acquisition of property and equipment	—	(6,908)
Acquisition of assets deployed at client locations	(484,385)	(301,487)
Transfer of title of assets deployed at client locations to perpetual license customer	302,574	287,550
Net cash used in investing activities	(351,334)	(303,894)
Cash flows from financing activities:
Payments of debt issuance costs	—	(6,829)
Proceeds from stock option exercises	24,200	—
Principal payments on long-term debt	(243,961)	(899,410)
Net cash used in financing activities	(219,761)	(906,239)
Effect of exchange rate changes on cash	254	11,299
Net increase (decrease) in cash and cash equivalents	795,788	(1,851,052)
Cash and cash equivalents – beginning of period	16,691,514	18,237,513
Cash and cash equivalents – end of period	$17,487,302	$16,386,461
Supplemental cash flow information:
Cash paid for interest	$2,012,964	$1,823,227
Cash paid for income taxes	$-	$18,350

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission "SEC". In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to be not misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the related notes as of and for the year ended December 31, 2023 included in our 2023 Form 10-K ("2023 10-K").

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

Reclassifications. Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statement presentations and had no effect on net income.

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

Accounts receivable and allowance for credit losses. Accounts receivable are stated at face value net of allowance for credit losses. Accounts receivable are non-interest bearing. The Company reviews the accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. An estimated allowance for credit losses is maintained to reduce the Company's accounts receivable to their expected net realizable value based on specific reviews of customer accounts, the age of such accounts, management's assessment of the customer's financial condition, historical and current collection experience and management's expectations of future collection trends based on the current and forecasted economic and business conditions. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

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

Other intangible assets (Note 4) are analyzed for potential impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds the fair value, which is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the intangible assets. No impairment was recorded for the three months ended March 31, 2024.

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software.

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

Basic and diluted earnings per share. Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive to net income from continuing operations.

Segment information. We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision-makers to evaluate performance and to make operating decisions. We currently have two operating segments (land-based gaming and online gaming) which are aggregated into one reporting segment.

Other significant accounting policies. Our significant accounting policies are described in our 2023 10-K. There have been no material changes to those policies.

Recently issued accounting pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”), which is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. ASU 2023-07 provides for improved financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the three months ended March 31, 2024, and 2023. All of the royalty expense that is charged to a contra-revenue in our online gaming operating segment has been allocated to the Europe, Middle East and Africa region in both periods presented.

	Three Months Ended March 31,
	2024	2023
The Americas	$4,717,284	$4,471,631
Europe, Middle East and Africa	3,283,782	2,950,903
Total revenue	$8,001,066	$7,422,534

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as revenue when performance obligations are fulfilled.

On May 10, 2023, the Company and a customer entered into an Amended and Restated Agreement (the "Agreement"). The Agreement amends and restates a previous agreement between the parties, dated June 2, 2015, for the provision of licenses for certain table game content and related intellectual property which the Company, succeeded to as successor in interest by merger with PGP. The Agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements.

The Agreement guarantees a minimum payment from the customer of €6 million Euros (converted to approximately $6.6 million USD as of December 31, 2023) per each year ended March 31, for years 1 through 4 of the contract. The amount is to be billed and paid in equal monthly installments. The installment is billed and paid independent of usage from the Licensee, which may be higher or lower than the installment amount on a monthly basis. As of March 31, 2024, the Company was able to recognize $170,188 of revenue that the Company deferred for monthly usage in excess of the minimum payment due to the completion of year 1 of the contract.

For years 5 through 10 of the contract, the amount to be billed is based on the actual usage from the Licensee. Invoices will be billed on a monthly basis. Revenue for years 5 through 10 will be recognized when actual usage is incurred.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables totaled $1,110,378, $1,091,068 and $1,105,851 as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively, and are included in the accounts receivable balance in the accompanying condensed consolidated balance sheets.

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

On June 8, 2023, the Company entered into a license and distribution agreement with a licensor, pursuant to which the Company licenses and has rights to distribute a game. The agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements. The agreement is for a set term that may be extended on an annual basis at the end of the term. The agreement sets forth royalties to be paid during the term and includes intellectual property licensing. The licensor has discretion in establishing the price for certain game content to be re-licensed by the Company. The royalties due for this portion of the game content will be netted against revenue in our Consolidated Statement of Operations and Comprehensive Income.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The carrying value of goodwill at March 31, 2024 was $1,091,000.

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	March 31,	December 31,
	2024	2023
Patents	$13,508,153	$13,507,799
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,601,919	1,432,397
Other intangible assets, gross	34,691,895	34,522,019
Less: accumulated amortization	(22,251,912)	(21,766,284)
Other intangible assets, net	$12,439,983	$12,755,735

For the three months ended March 31, 2024 and 2023, amortization expense related to other intangible assets was $485,330 and $478,331, respectively.

NOTE 5. LEASES

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

As of March 31, 2024, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 14 months to 36 months.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023	Classification
Operating leases:
Operating lease right-of-use lease assets	$720,323	$785,543

Operating lease current liabilities	$272,052	$268,541	Current portion of operating lease liabilities
Operating lease long-term liabilities	513,235	585,879	Long-term operating lease liabilities
Total operating lease liabilities	$785,287	$854,420

Weighted-average remaining lease term in years:
Operating leases	2.72	3.12
Weighted-average discount rate:
Operating leases	4.4%	5.4%

The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023	Classification
Operating lease cost	$75,643	$72,071	Selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2024	2023	Classification
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,449	$72,081	Net income

As of March 31, 2024, future maturities of our operating lease liabilities are as follows:

Amount
For the remaining nine months ending December 31, 2024	$224,889
Years ending December 31,
2025	$306,055
2026	302,011
2027	2,985
Total minimum lease payments	835,940
Less: imputed interest	(50,653)
Total operating lease liability	785,287
Less: current portion	(272,052)
Long-term portion	$513,235

NOTE 6. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	March 31,	December 31,
	2024	2023
Fortress credit agreement	$58,026,929	$58,176,929
Insurance notes payable	160,158	254,120
Long-term debt and liabilities, gross	58,187,087	58,431,049
Less: Unamortized debt issuance costs	(3,999,445)	(4,380,344)
Long-term debt and liabilities, net of debt issuance costs	54,187,642	54,050,705
Less: Current portion of long-term debt	(760,158)	(854,120)
Long-term debt and liabilities, net	$53,427,484	$53,196,585

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) London Interbank Offered Rate ("LIBOR") (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 5.00x for the quarter ended March 31, 2024. As of March 31, 2024, the Company was in compliance with the covenants in the Fortress Credit Agreement. The Fortress Credit Agreement has no prepayment penalty after November 15, 2023.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions.

In response to ASU No. 2020-04, Reference Rate Reform (Topic 848) and effective May 30, 2023, the Benchmark Replacement replaced LIBOR under the Fortress Credit Agreement. The Benchmark Replacement is (a) the sum of: (i) Term Secured Overnight Financing Rate ("SOFR") and (ii) 0.11448% for an Available Tenor of one-month's duration, 0.26161% for an Available Tenor of three-months duration, and 0.42826% for an Available Tenor of six months duration, or (b) the sum of: (i) Daily Simple SOFR and (ii) the spread adjustment selected or recommended by the Relevant Governmental Body for the replacement of the tenor of USD LIBOR with a SOFR-based rate having approximately the same length as the interest payment period.

As of March 31, 2024, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2024	$610,158
2025	600,000
2026	56,976,929
Long-term liabilities, gross	$58,187,087

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the three months ended March 31, 2024 and 2023, respectively, we had the following client concentrations:

	Location	Three Months Ended March 31, 2024 Revenue	Three Months Ended March 31, 2023 Revenue	Accounts Receivable March 31, 2024	Accounts Receivable December 31, 2023
Client A	Europe	28.0%	23.5%	$679,786	$565,253
Client B	North America	10.6%	16.0%	$663,400	$631,507

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict.

An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity but may be material to the results of operations in any given period and, accordingly, no provision for loss has been reflected in the accompanying financial statements related to those matters.

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

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2024 was 11.19%, as compared to 4.8% at March 31, 2023. This decrease was primarily the impacts from changes in foreign rate differential, adjustments in foreign derived intangible income and a change in valuation allowance as compared to current-year forecasted ordinary income considered in determining the forecasted AETR.

For the three months ended March 31, 2024 and 2023, our effective tax rate (“ETR”) was 11.19% and 4.8%, respectively. The increase in the ETR for the three months ended March 31, 2024 is a result of favorable discrete items related to excess tax benefits from stock-based compensation in the prior year quarter that were not present in the current year quarter.

NOTE 9. SUBSEQUENT EVENTS

On April 22, 2024 the Company and Harry C. Hagerty entered into an amendment to his employment agreement dated May 1, 2017, as amended. The amendment, among other things, extends the term of employment through April 30, 2025, after which he intends to retire from the Company. The amended employment agreement anticipates that, upon the hiring a new CFO, Mr. Hagerty will serve as a strategic advisor during the remaining term of the amended agreement to assist with the transition to the Company of the new CFO. Pursuant to the amended employment agreement, Mr. Hagerty continues to receive a base salary of $200,000 while he retains the title of CFO. Mr. Hagerty’s salary will be $12,000 per month for three (3) months and $6,000 per month for any months remaining until April 30, 2025 while he serves as strategic advisor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2024 and 2023. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2023 Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information contained in this Quarterly Report includes forward-looking statements In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, and adapt to changes resulting from the COVID-19 or other pandemics including without limitation, government imposed shut downs, travel restrictions and supply chain interruptions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Results of operations for the three months ended March 31, 2024 and 2023.

Our net revenue consists of the following components:

	Three Months Ended March 31,
	2024	2023
Recurring License Revenue	$8,854,681	$6,940,736
Sale of Perpetual Licenses	805,193	1,268,250
Gross Revenue	9,659,874	8,208,986
Royalties Netted against Gross Revenue	(1,658,808)	(786,452)
Net Revenue	$8,001,066	$7,422,534

For the three months ended March 31, 2024, we generated net revenues of $8,001,066 compared to $7,422,534 for the comparable prior-year period, representing an increase of $578,532, or 7.8%. Net revenues for the three months ended March 31, 2024, and 2023 consist of $9,659,874 and $8,208,986 in gross billings respectively, net of $1,658,808 and $786,452 in license royalty payments for the three months ended March 31, 2024, and 2023, respectively. Net revenues in our GG Core operating segment increased 4.4% from $5,171,880 to $5,397,641. This increase was attributable primarily to an increase in recurring license revenue from our EZ Baccarat distribution arrangement, offset by 1) decreased sales of perpetual licenses and 2) an increase in royalties on our EZ Baccarat revenues which are netted against such revenue. Net revenues in our GG Digital operating segment increased 15.7% from $2,250,654 to $2,603,425. Our online gaming revenues for the three months ended March 31, 2024, and 2023 consist of $3,455,953 and $3,037,106 in gross billings, respectively, offset by $852,528and $786,452, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2024, were $4,204,828 compared to $3,784,657 for the comparable prior-year period, representing an increase of $420,170, or 11.1%. The increase was due to higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), and increased information technology costs, trade show costs, legal fees, and those royalties that are not netted against revenues.

Research and development expenses for the three months ended March 31, 2024, were $251,886 compared to $206,760 for the comparable prior-year period, representing an increase of $45,126, or 21.8%. The increase was due to higher payroll costs from higher headcount, employee bonuses, option exercises in the period, and higher consulting fees.

Stock-based compensation expenses for the three months ended March 31, 2024, were $141,242, as compared to $244,923 for the comparable prior-year period, representing an decrease of $103,680, or 42.3%. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2024 and lower stock-based compensation for officers and consultants.

As a result of the changes described above, income from operations increased $52,695 to $2,310,537 for the three months ended March 31, 2024, compared to income from operations of $2,257,842 for the comparable prior-year period.

Total interest expense increased $85,712, or 3.9%, to $2,289,347 for the three months ended March 31, 2024, compared to $2,203,635 for the comparable prior-year period. The increase was attributable to higher rates of interest on the current borrowings.

Income tax provision was $26,325 for the three months ended March 31, 2024, compared to income tax provision of $5,575 for the comparable prior-year period. The increase in expense is primarily the result of changes in the deferred tax balances and discrete excess benefits from stock-based compensation in the current period that did not occur in the prior period.

Adjusted EBITDA. Adjusted EBITDA includes adjustments to net income to exclude interest, income taxes, depreciation, amortization, stock-based compensation, foreign currency exchange (gain) loss and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income to Adjusted EBITDA is as follows:

	Quarter Ended March 31,
Adjusted EBITDA Reconciliation:	2024	2023
Net income	$208,908	$110,694
Interest expense	2,289,347	2,203,635
Interest income	(201,866)	(84,750)
Provision for income taxes	26,325	5,575
Depreciation and amortization	686,193	576,342
EBITDA	3,008,907	2,811,496
Stock-based compensation (1)	141,242	244,923
Realized and unrealized foreign currency exchange (gain)/loss (2)	(12,177)	22,688
Severance expense (3)	24,483	—
CEO transition expenses (4)	8,200	—
Special project expense - Other (5)	—	5,321
Adjusted EBITDA	$3,170,655	$3,084,428

(1) Represents non-cash expenses for stock option and restricted stock vesting of directors, officers, employees and consultants.

(2) Represents realized and unrealized gains and losses due to fluctuations in foreign currency rates.

(3) Represents severance expense relating to a terminated employee.

(4) Represents moving expenses incurred by the new CEO, Matt Reback, and reimbursed by the Company.

(5) Represents legal fees paid in relation to miscellaneous shareholder matters.

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

As of March 31, 2024, we had total current assets of $22,556,520 and total assets of $40,457,210. This compares to $22,156,035 and $40,475,800, respectively, as of December 31, 2023. The increase in current assets at March 31, 2024 was primarily due to the ramped up collection of receivables and a decrease in prepaid expenses for insurance, regulatory licenses, and deposits for trade shows. The decrease in total assets at March 31, 2024 was primarily due to the changes in receivables and amortization of leases and intangibles in the 2024 period.

Our total current liabilities as of March 31, 2024, decreased to $4,359,975 from $4,875,967 as of December 31, 2023, primarily due to an increase in accrued royalties, offset by a decrease in accrued bonuses, recognition of deferred revenue, and payments against D&O insurance liabilities.

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

Our operating activities provided cash of $1,366,629 for the three months ended March 31, 2024, compared to $652,218 used for the comparable prior period. The change to positive operating cash flow in the current period compared to negative operating cash flow in the prior period is mainly due to a decline in significant payments on accounts payable and an increase in collections of accounts receivable paired with the recovery of bad debt expense. In addition, stock-based compensation decreased due to the vesting of stock options and depreciation and amortization increased due to lower capitalization of intangible assets.

Investing activities used cash of $351,334 for the three months ended March 31, 2024, compared to cash used of $303,894 for the comparable prior period. This increase in cash used was primarily due to the investment in internally developed software, and acquisition of assets deployed at client locations in the 2024 period.

Cash used in financing activities during the three months ended March 31, 2024, was $219,761. This compares to $906,239 cash used by financing activities for the comparable prior period. The decrease in cash used was due to the absence of principal payments on our borrowings based on the "Excess Cash Flow" calculation as defined by the terms in the Fortress Credit Agreement (Note 6), in the 2024 period.

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2023 Form 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of March 31, 2024, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of control and procedures and internal controls

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

ITEM 5. OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 7 above and Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2023 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.3	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.4	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.5	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.7	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.8	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.9	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.12	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 15, 2023

10.13	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 16, 2023

10.14	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.15	Severance Agreement dated November 10, 2023, between the Company and Todd Cravens	8-K	000-30653	10.1	November 20, 2023

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 10, 2024

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 10, 2024

	By:	/s/ HARRY C. HAGERTY
Harry C. Hagerty
Chief Financial Officer (Principal Accounting Officer)