Form 10-Q
period 2024-06-30
Galaxy Gaming, Inc.
filed 2024-08-12
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,957,493 common shares as of July 30, 2024.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$19,346,842	$16,691,514
Accounts receivable, net of allowance of $134,291 and $200,192, respectively	3,773,724	4,173,990
Income tax receivable	82,755	80,718
Prepaid expenses	838,079	1,209,813
Total current assets	24,041,400	22,156,035
Property and equipment, net	69,251	98,053
Operating lease right-of-use assets	658,685	785,543
Assets deployed at client locations, net	3,224,651	3,268,294
Goodwill	1,091,000	1,091,000
Other intangible assets, net	12,116,306	12,755,735
Other assets	269,457	321,140
Total assets	$41,470,750	$40,475,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,409,762	$1,002,061
Accrued expenses	2,485,498	2,584,231
Revenue contract liability	507	167,014
Current portion of operating lease liabilities	277,297	268,541
Current portion of long-term debt	664,603	854,120
Total current liabilities	4,837,667	4,875,967
Long-term operating lease liabilities	442,439	585,879
Long-term debt and liabilities, net	53,658,384	53,196,585
Deferred tax liabilities, net	46,408	60,790
Total liabilities	58,984,898	58,719,221
Commitments and Contingencies (See Note 7)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,957,493 and 24,845,439 shares issued and outstanding, respectively	24,958	24,846
Additional paid-in capital	19,332,844	18,972,901
Accumulated deficit	(36,672,521)	(37,124,126)
Accumulated other comprehensive loss	(199,429)	(117,042)
Total stockholders’ deficit	(17,514,148)	(18,243,421)
Total liabilities and stockholders’ deficit	$41,470,750	$40,475,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Licensing fees	$8,522,502	$7,525,336	$16,523,568	$14,947,870
Total revenue	8,522,502	7,525,336	16,523,568	14,947,870
Costs and expenses:
Cost of ancillary products and assembled components	598,696	499,590	1,005,076	851,600
Selling, general and administrative	4,413,733	3,634,178	8,618,561	7,418,835
Research and development	269,479	199,665	521,365	406,425
Depreciation and amortization	701,997	495,134	1,388,190	1,071,476
Stock-based compensation	194,613	245,136	335,855	490,059
Total costs and expenses	6,178,518	5,073,703	11,869,047	10,238,395
Income from operations	2,343,984	2,451,633	4,654,521	4,709,475
Other income (expense):
Interest income	208,519	139,007	410,385	223,757
Interest expense	(2,280,948)	(2,242,042)	(4,570,295)	(4,445,677)
Foreign currency exchange (loss) gain	(565)	24,848	11,612	2,160
Total other expense, net	(2,072,994)	(2,078,187)	(4,148,298)	(4,219,760)
Income before provision for income taxes	270,990	373,446	506,223	489,715
Provision for income taxes	(28,293)	(16,677)	(54,618)	(22,252)
Net income	242,697	356,769	451,605	467,463
Foreign currency translation adjustment	(51,993)	(25,280)	(82,387)	(8,643)
Comprehensive income	$190,704	$331,489	$369,218	$458,820

Net income per share:
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

Weighted-average shares outstanding:
Basic	24,911,454	25,217,122	24,884,853	25,203,498
Diluted	24,939,912	25,483,871	24,884,853	25,491,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net income	—	—	—	208,908	—	208,908
Foreign currency translation loss	—	—	—	—	(30,394)	(30,394)
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	45,243	45	141,197	—	—	141,242
Balance, March 31, 2024	24,910,682	24,911	19,138,278	(36,915,218)	(147,436)	(17,899,465)
Net income	—	—	—	242,697	—	242,697
Foreign currency translation loss	—	—	—	—	(51,993)	(51,993)
Stock-based compensation	46,811	47	194,566	—	—	194,613
Balance, June 30, 2024	24,957,493	$24,958	$19,332,844	$(36,672,521)	$(199,429)	$(17,514,148)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net income	—	—	—	110,694	—	110,694
Foreign currency translation gain	—	—	—	—	16,637	16,637
Stock-based compensation	27,392	28	244,895	—	—	244,923
Balance, March 31, 2023	24,438,490	$24,439	$17,820,291	$(35,205,846)	$(152,017)	$(17,513,133)
Net loss	—	—	—	356,769	—	356,769
Foreign currency translation loss	—	—	—	—	(25,280)	(25,280)
Share-based compensation	28,391	28	245,107	—	—	245,135
Balance, June 30, 2023	24,466,881	$24,467	$18,065,398	$(34,849,077)	$(177,297)	$(16,936,509)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$451,605	$467,463
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,388,190	1,071,476
Amortization of right-of-use assets	126,857	118,791
Amortization of debt issuance costs and debt discount	761,799	755,228
Bad debt recovery	(50,724)	(43,114)
Deferred income tax	(14,382)	(17,523)
Stock-based compensation	335,855	490,059
Changes in operating assets and liabilities:
Accounts receivable	445,548	(408,967)
Income tax receivable	7,284	(3,561)
Prepaid expenses and other current assets	371,734	988,462
Other assets	51,683	(10,326)
Accounts payable	407,142	(499,154)
Accrued expenses	(108,053)	(402,391)
Revenue contract liability	(166,507)	109,468
Operating lease liabilities	(134,684)	(121,511)
Net cash provided by operating activities	3,873,347	2,494,400
Cash flows from investing activities:
Investment in internally developed software	(335,714)	(463,954)
Acquisition of property and equipment	—	(15,494)
Acquisition of assets deployed at client locations	(1,181,194)	(957,108)
Transfer of title of assets deployed at client locations to perpetual license customer	840,593	662,997
Net cash used in investing activities	(676,315)	(773,559)
Cash flows from financing activities:
Payments of debt issuance costs	—	(22,127)
Proceeds from stock option exercises	24,200	—
Principal payments on long-term debt	(489,517)	(1,182,457)
Net cash used in financing activities	(465,317)	(1,204,584)
Effect of exchange rate changes on cash	(76,387)	(26,048)
Net increase in cash and cash equivalents	2,655,328	490,209
Cash and cash equivalents – beginning of period	16,691,514	18,237,513
Cash and cash equivalents – end of period	$19,346,842	$18,727,722
Supplemental cash flow information:
Cash paid for interest	$3,808,751	$3,790,847
Cash paid for income taxes	$63,036	$38,350

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

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games and associated technology, platforms and systems for the casino and iGaming industries. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability, and productivity, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online casinos worldwide, to land-based casino gaming companies in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa, and to cruise ship companies. We license our products and services for use solely in regulated land-based gaming markets. We also license our content and distribute content from other companies to iGaming operators in gaming markets throughout the world where iGaming is legalized.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments (including all those of a recurring nature and those necessary in order for the financial statements to not be misleading) and all disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented.

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes as of and for the year ended December 31, 2023 included in our 2023 Form 10-K ("2023 10-K").

Use of estimates and assumptions. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make decisions based upon estimates, assumptions, and factors considered relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of the estimates and assumptions. Accordingly, actual results could differ materially from those anticipated.

Consolidation. The financial statements are presented on a consolidated basis and include the results of the Company and its wholly owned subsidiaries, Progressive Games Partner, LLC ("PGP") and Galaxy Gaming-01 LLC ("GG-01"). All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications. Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statement presentations and had no effect on net income.

Cash and cash equivalents. Cash and cash equivalents consist primarily of deposits held at major banks and highly liquid investments with original maturities of three months or less. With the exception of funds held outside the U.S., these deposits are in insured banking institutions, which are insured up to $250,000 per account. To date, we have not experienced uninsured losses.

Accounts receivable and allowance for credit losses. Accounts receivable are stated at face value net of allowance for credit losses. Management estimates the allowance for expected credit losses balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in the current environmental economic conditions and reasonable and supportable forecast. The allowance for expected credit losses on financial instruments is measured on a collective (pool) basis when similar risk characteristics exist. Accounts receivable are non-interest bearing. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received.

For the three and six months ended June 30, 2024, there was no material activity in allowance for credit losses.

Goodwill. The excess of the purchase price of an acquired business over the estimated fair value of the assets acquired and the liabilities assumed, is recorded as goodwill. The Company tests for possible impairment of goodwill at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the reporting unit’s fair value of goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as the general economic environment, industry and market conditions, changes in key assumptions used since the most recently performed valuation and overall financial performance of the reporting units. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and depending upon the results of that measurement, the recorded goodwill may be written down and charged to income from operations when the carrying amount of the reporting unit exceeds the fair value of the reporting unit.

Other intangible assets, net. The following intangible assets have finite lives and are being amortized using the straight-line method over their estimated economic lives as follows:

Patents	4 - 20 years
Customer relationships	9 - 22 years
Trademarks	20 - 30 years
Intellectual property	12 years
Non-compete agreements	9 years
Software	3 years

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three and six months ended June 30, 2024. See Note 4.

Fair value of financial instruments. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt approximates its carrying value based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk (level 2). The Company currently has no financial instruments measured at estimated fair value on a recurring basis based on valuation reports provided by counterparties.

Leases. The Company classifies leases at inception as operating leases or finance leases in accordance with ASC 842, "Leases." We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the condensed consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease liabilities are amortized over the lease term using the effective interest method, while lease assets are depreciated over the shorter of the asset's useful life or the lease term. The discount rate used to determine present value is typically the incremental borrowing rate at lease commencement, unless the implicit rate in the lease is readily determinable. Subsequent changes in lease terms or payments are adjusted accordingly. See Note 5.

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). See Note 3.

Foreign currency translation. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the Condensed Consolidated Statements of Operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income or (loss) in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

Basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”).

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

NOTE 3. REVENUE RECOGNITION

Revenue recognition. We generate revenue primarily from the licensing of our intellectual property and the intellectual property that we license from third parties. We recognize revenue under recurring fee license contracts monthly as we satisfy our performance obligation, which consists of granting the customer the right to use our intellectual property. Amounts billed are determined based on flat rates or usage rates stipulated in the customer contract.

We sell the perpetual right to use our intellectual property for our progressive gaming systems, that is separate from the licensing of our game content and from time to time, sell the units used to deliver the progressive gaming systems. Control transfers and we recognize revenue at a point in time when the gaming system is available for use by a customer, which is no earlier than the shipment of the products to the customer or an intermediary for the customer.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the three and six months ended June 30, 2024, and 2023. All of the royalty expense that is charged to a contra-revenue in our online gaming operating segment has been allocated to the Europe, Middle East and Africa region in both periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
The Americas	$5,453,786	$4,855,217	$10,171,070	$9,326,849
Europe, Middle East and Africa	3,068,716	2,670,119	6,352,498	5,621,021
Total revenue	$8,522,502	$7,525,336	$16,523,568	$14,947,870

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

The Agreement guarantees a minimum payment from the customer of €6 million Euros (converted to approximately $6.4 million USD as of June 30, 2024) per each year ended March 31, for years 1 through 4 of the contract. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $535,000 USD as of June 30, 2024). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. For the six months ended June 30, 2024, the Company recognized a total of $168,944 of deferred revenue upon the completion of the first year of the contract in March 2024.

For years 5 through 10 of the contract, the amount to be billed is based on the actual usage from the Licensee. Invoices will be billed on a monthly basis. Revenue for years 5 through 10 will be recognized when actual usage is incurred.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of Accounts receivable, net of allowance on the balance sheet and totaled $1,265,072, $1,091,068 and $607,041 as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

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

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	June 30,	December 31,
	2024	2023
Patents	$13,507,984	$13,507,799
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,768,060	1,432,397
Other intangible assets, gross	34,857,867	34,522,019
Less: accumulated amortization	(22,741,561)	(21,766,284)
Other intangible assets, net	$12,116,306	$12,755,735

For the three months ended June 30, 2024 and 2023, amortization expense related to other intangible assets was $489,813 and $406,554, respectively. For the six months ended June 30, 2024 and 2023, amortization expense related to other intangible assets was $975,143 and $884,885, respectively.

NOTE 5. LEASES

We have operating leases for our corporate office, two satellite facilities in the state of Washington, and leases for certain office equipment. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). The discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

As of June 30, 2024, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 11 months to 33 months.

Supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use lease assets	$658,685	$785,543

Operating lease current liabilities	$277,297	$268,541
Operating lease long-term liabilities	442,439	585,879
Total operating lease liabilities	$719,736	$854,420

Weighted-average remaining lease term in years:
Operating leases	2.47	3.12
Weighted-average discount rate:
Operating leases	4.4%	5.4%

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost (1)	$72,164	$72,071	$147,807	$144,142
(1) Classified as selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Principal and interest payments related to operating leases	$148,784	$144,162

As of June 30, 2024, future maturities of our operating lease liabilities are as follows:

Amount
Years ended December 31,
2024	$150,811
2025	306,055
2026	302,011
2027	2,985
Total minimum lease payments	761,862
Less: imputed interest	(42,126)
Total operating lease liability	719,736
Less: current portion	(277,297)
Long-term portion	$442,439

NOTE 6. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	June 30,	December 31,
	2024	2023
Fortress credit agreement	$57,876,929	$58,176,929
Insurance notes payable	64,603	254,120
Long-term debt and liabilities, gross	57,941,532	58,431,049
Less: Unamortized debt issuance costs	(3,618,545)	(4,380,344)
Long-term debt and liabilities, net of debt issuance costs	54,322,987	54,050,705
Less: Current portion of long-term debt	(664,603)	(854,120)
Long-term debt and liabilities, net	$53,658,384	$53,196,585

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) London Interbank Offered Rate ("LIBOR") (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 5.00x for the quarter ended June 30, 2024. As of June 30, 2024, the Company was in compliance with the covenants in the Fortress Credit Agreement. The Fortress Credit Agreement has no prepayment penalty after November 15, 2023.

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

As of June 30, 2024, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2024	$364,603
2025	600,000
2026	56,976,929
Long-term liabilities, gross	$57,941,532

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the six months ended June 30, 2024 and 2023, respectively, we had the following client concentrations:

	Location	Six Months Ended June 30, 2024 Revenue	Six Months Ended June 30, 2023 Revenue	Accounts Receivable June 30, 2024	Accounts Receivable December 31, 2023
Client A	Europe	25.6%	21.0%	$615,282	$565,253
Client B	North America	14.5%	17.8%	$1,022,100	$631,507

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

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2024 was 10.5%, as compared to 4.6% at June 30, 2023. This increase was primarily driven by the increased amount of permanent differences mainly attributable to the legal expenses incurred related to the acquisition by Evolution. See Note 9.

For the six months ended June 30, 2024 and 2023, our effective tax rate (“ETR”) was 10.8% and 4.6%, respectively. The increase in the ETR for the six months ended June 30, 2024 is mainly attributable to the increase in forecasted pre-tax book income as compared to the six months ended June 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

On July 15, 2024, the board of directors of the Company approved an amendment to the Galaxy Gaming, Inc. 2014 Equity Incentive Plan (the "Plan") to extend the term of the Plan for an additional ten years, effective as of January 1, 2024.

On July 18, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evolution Malta Holding Limited ("Parent"), and Galaga Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), providing for, among other things, the merger of Merger Sub with and into the Company (the "Merger") with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Upon the closing of the Merger, each share of common stock, par value $0.001 per share of the Company issued and outstanding immediately prior to the effective time of the Merger except for shares (a) owned by Company stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Nevada law; and (b) held by the Parent, Merger Sub, the Company or by any of their respective subsidiaries, will automatically be cancelled and converted into the right to receive $3.20 in cash.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to carry on its business in all material respects in the ordinary course of business, use reasonable best efforts to cooperate in seeking regulatory approvals and not to engage in certain specified activities without Parent's prior consent.

Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to the approval of the Merger by the Company's stockholders and receipt of certain gaming regulatory approvals.

The Company may terminate the Merger Agreement in certain limited circumstances, including to accept a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain limited circumstances, including if the Board changes its recommendation that the Company’s stockholders vote to approve the Merger Agreement. In addition, either Parent or the Company may terminate the Merger Agreement if (i) the Merger has not been successfully completed by July 18, 2025 (subject to extension through October 18, 2025 in the event that certain conditions with respect to the receipt of certain gaming regulatory approvals remain unsatisfied as of such date, and through January 18, 2026 in the event that such conditions remain unsatisfied as of such subsequent date); (ii) a governmental authority of competent jurisdiction (excluding gaming regulators, other than with respect to certain gaming regulatory approvals) has issued a final and non-appealable governmental order prohibiting the Merger; (iii) the stockholders of the Company fail to approve the Merger Agreement; and (iv) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach.

Upon a termination of the Merger Agreement under specified circumstances, including due to a change in the Board’s recommendation that the Company’s stockholders vote to approve the Merger Agreement, the entry by the Company into a definitive agreement with respect to a Superior Proposal, or certain other triggering events set forth in the Merger Agreement, the Company may be required to pay Parent a termination fee. In addition, upon a termination of the Merger Agreement under specified circumstances, including in the event of termination resulting from the failure to obtain certain gaming regulatory approvals, Parent may be required to pay the Company a termination fee.

The Merger is expected to be completed in mid-2025. Following the closing of the Merger, shares of the Company's common stock will no longer be quoted on the OTCQB and the Company will become a privately held company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2024 and 2023. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2023 Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information contained in this Quarterly Report includes forward-looking statements In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, risks related to the proposed Merger, including that the Merger may not be consummated at all or in the anticipated timeframe; restrictions on our business during the pendency of the Merger that could affect our ability to pursue business opportunities or strategic transactions; uncertainties relating to the pendency of the Merger relating to our relationships with our employees and our customers, vendors and partners; that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee; significant transaction costs; and the risk of litigation and/or regulatory actions related to the proposed Merger; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Recent Developments

On July 18, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evolution Malta Holding Limited (“Parent”), and Galaga Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which the Company will become a wholly owned subsidiary of Parent. Upon the closing of the Merger, each share of common stock, par value $0.001 per share of the Company issued and outstanding immediately prior to the effective time of the Merger, except for shares (a) owned by Company stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Nevada law, and (b) held by the Parent, Merger Sub, the Company or by any of their respective subsidiaries, will automatically be cancelled and converted into the right to receive $3.20 in cash.

Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including but not limited to the approval of the Merger by the Company's stockholders, and receipt of certain gaming regulatory approvals.

The Company may terminate the Merger Agreement in certain limited circumstances, including to accept a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain limited circumstances, including if the Board changes its recommendation that the Company’s stockholders vote to approve the Merger Agreement. In addition, either Parent or the Company may terminate the Merger Agreement if (i) the Merger has not been successfully completed by July 18, 2025 (subject to extension through October 18, 2025 in the event that certain conditions with respect to the receipt of certain gaming regulatory approvals remain unsatisfied as of such date, and through January 18, 2026 in the event that such conditions remain unsatisfied as of such subsequent date); (ii) a governmental authority of competent jurisdiction (excluding gaming regulators, other than with respect to certain gaming regulatory approvals) has issued a final and non-appealable governmental order prohibiting the Merger, (iii) the stockholders of the Company fail to approve the Merger Agreement and (iv) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach.

Upon a termination of the Merger Agreement under specified circumstances, including due to a change in the Board’s recommendation that the Company’s stockholders vote to approve the Merger Agreement, the entry by the Company into a definitive agreement with respect to a Superior Proposal, or certain other triggering events set forth in the Merger Agreement, the Company may be required to pay Parent a termination fee. In addition, upon a termination of the Merger Agreement under specified circumstances, including in the event of termination resulting from the failure to obtain certain gaming regulatory approvals, Parent may be required to pay the Company a termination fee.

The Merger is expected to be completed in mid-2025. Following the closing of the Merger, shares of the Company’s common stock will no longer be quoted on the OTCQB and the Company will become a privately held company.

Results of operations for the three months ended June 30, 2024 and 2023.

Our revenue consists of the following components:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
GG Core Revenues:
Recurring License Revenue	$5,271,501	$3,784,317	$1,487,184	39%
Perpetual License Sales of Progressive Gaming Systems	1,497,300	1,556,700	(59,400)	-4%
Gross Revenue	6,768,801	5,341,017	1,427,784	27%
Royalties Netted against Gross Revenue	(788,259)	-	(788,259)	0%
Total GG Core Revenue	$5,980,542	$5,341,017	$639,525	12%

GG Digital Revenues:
Recurring License Revenue	$3,528,465	$2,795,436	$733,029	26%
Gross Revenue	3,528,465	2,795,436	733,029	26%
Royalties Netted against Gross Revenue	(986,505)	(611,117)	(375,388)	61%
Total GG Digital Revenue	$2,541,960	$2,184,319	$357,641	16%

Consolidated Revenues:
Recurring License Revenue	$8,799,966	$6,579,753	$2,220,213	34%
Perpetual License Sales of Progressive Gaming Systems	1,497,300	1,556,700	(59,400)	-4%
Gross Revenue	10,297,266	8,136,453	2,160,813	27%
Royalties Netted against Gross Revenue	(1,774,764)	(611,117)	(1,163,647)	190%
Revenue	$8,522,502	$7,525,336	$997,166	13%

Costs and expenses
Cost of ancillary products and assembled components	$598,696	$499,590	$99,106	20%
Selling, general and administrative	4,413,733	3,634,178	779,555	21%
Research and development	269,479	199,665	69,814	35%
Depreciation and amortization	701,997	495,134	206,863	42%
Stock-based compensation	194,613	245,136	(50,523)	-21%
Total costs and expenses	6,178,518	5,073,703	1,104,815	22%
Income from operations	2,343,984	2,451,633	(107,649)	-4%
Other income (expense):
Interest income	208,519	139,007	69,512	50%
Interest expense	(2,280,948)	(2,242,042)	(38,906)	2%
Foreign currency exchange (loss) gain	(565)	24,848	(25,413)	-102%
Total other expense, net	(2,072,994)	(2,078,187)	5,193	0%
Income before provision for income taxes	$270,990	$373,446	$(102,456)	-27%
Provision for income taxes	(28,293)	(16,677)	(11,616)	70%
Net income	$242,697	$356,769	$(114,072)	-32%

Revenue

Recurring core revenue increased $1,487,184, or 39% for the three months ended June 30, 2024, as compared to the same period in the prior year. This change was driven primarily by favorable revenue from our EZ Baccarat distribution arrangement which commenced in September 2023 and the continued success of our side bets and progressive products. Royalties netted against gross core revenue increased $788,259 for the three months ended June 30, 2024, as compared to the same period in the prior year. This increase was attributable to royalties paid on our EZ Baccarat revenues. Perpetual license sales of our progressive gaming systems to customers of $1,497,300 were down 4% percent for the three months ended June 30, 2024, as compared to the same period in the prior year. Gross digital revenues of $3,528,465, were up $733,029, or 26% for the three months ended June 30, 2024, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content into new markets and the continued success of offering competitive products with brand recognition, most notable 21+3. Net of royalties, digital revenues grew to $2,541,960, up 16% for the three months ended June 30, 2024, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense increased $99,106, or 20% for the three months ended June 30, 2024, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems to customers.

Selling, general and administrative expenses increased $779,555, or 21% for the three months ended June 30, 2024, as compared to the same period in the prior year. This change was due to expenses associated with special projects of $675,044, most notable legal expenses incurred related to the acquisition by Evolution and to a lesser extent, driven by higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased information technology costs and those royalties that are not netted against revenues. Normalized for the impact of the acquisition by Evolution and excluding the related transaction fees of $675,044, selling, general, and administrative expenses increased $104,511, or 3% for the three months ended June 30, 2024, as compared to the same period in the prior year.

Research and development expenses for the three months ended June 30, 2024, were $269,479 compared to $199,665 for the comparable prior-year period, representing an increase of $69,814, or 35%. The increase was due to higher payroll costs from higher headcount, employee bonuses, and higher consulting fees.

Depreciation and amortization increased $206,863, or 42% for the three months ended June 30, 2024, as compared to the same period in the prior year. This increase was driven by certain intangible assets that began to amortize in July 2023.

Stock-based compensation expenses decreased 21% for the three months ended June 30, 2024, as compared to the same period in the prior year. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2024 and lower stock-based compensation for officers and consultants.

Interest expense was up 2% for the three months ended June 30, 2024, as compared to the same period in the prior year. The increase was due to higher interest rates on our variable debt. Interest income was up 50% compared to the prior year period, benefitting from higher cash balances and higher interest rates.

Income tax provision was $28,293 for the three months ended June 30, 2024, compared to income tax provision of $16,677 for the comparable prior-year period. The increase in expense is primarily driven by the increased amount of permanent differences mainly attributable to the legal expenses incurred related to the acquisition by Evolution in the current period and offset by decreased income before provision for income taxes.

Primarily as a result of the factors described above, we had net income of $242,697 for the three months ended June 30, 2024, as compared to net income of approximately $356,769 for the same period in the prior year. Normalized for the impact of the acquisition by Evolution and excluding the related transactions fees of $675,044 from selling, general, and administrative expenses, net income increased $560,972, or 157% for the three months ended June 30, 2024, as compared to the same period in the prior year.

Results of operations for the six months ended June 30, 2024 and 2023.

Our revenue consists of the following components:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
GG Core Revenues:
Recurring License Revenue	$10,670,229	$7,687,947	$2,982,282	39%
Perpetual License Sales of Progressive Gaming Systems	2,302,493	2,824,950	(522,457)	-18%
Gross Revenue	12,972,722	10,512,897	2,459,825	23%
Royalties Netted against Gross Revenue	(1,594,539)	-	(1,594,539)	0%
Total GG Core Revenue	$11,378,183	$10,512,897	$865,286	8%

GG Digital Revenues:
Recurring License Revenue	$6,984,418	$5,832,543	$1,151,875	20%
Gross Revenue	6,984,418	5,832,543	1,151,875	20%
Royalties Netted against Gross Revenue	(1,839,033)	(1,397,570)	(441,463)	32%
Total GG Digital Revenue	$5,145,385	$4,434,973	$710,412	16%

Consolidated Revenues:
Recurring License Revenue	$17,654,647	$13,520,490	$4,134,157	31%
Perpetual License Sales of Progressive Gaming Systems	2,302,493	2,824,950	(522,457)	-18%
Gross Revenue	19,957,140	16,345,440	3,611,700	22%
Royalties Netted against Gross Revenue	(3,433,572)	(1,397,570)	(2,036,002)	146%
Revenue	$16,523,568	$14,947,870	$1,575,698	11%

Costs and expenses
Cost of ancillary products and assembled components	$1,005,076	$851,600	$153,476	18%
Selling, general and administrative	8,618,561	7,418,835	1,199,726	16%
Research and development	521,365	406,425	114,940	28%
Depreciation and amortization	1,388,190	1,071,476	316,714	30%
Stock-based compensation	335,855	490,059	(154,204)	-31%
Total costs and expenses	11,869,047	10,238,395	1,630,652	16%
Income from operations	4,654,521	4,709,475	(54,954)	-1%
Other income (expense):
Interest income	410,385	223,757	186,628	83%
Interest expense	(4,570,295)	(4,445,677)	(124,618)	3%
Foreign currency exchange gain	11,612	2,160	9,452	438%
Total other expense, net	(4,148,298)	(4,219,760)	71,462	-2%
Income before provision for income taxes	$506,223	$489,715	$16,508	3%
Provision for income taxes	(54,618)	(22,252)	(32,366)	145%
Net income	$451,605	$467,463	$(15,858)	-3%

Revenue

Recurring core revenue increased $2,982,282, or 39% for the six months ended June 30, 2024, as compared to the same period in the prior year. This change was driven primarily by favorable revenue from our EZ Baccarat distribution arrangement which commenced in September 2023 and the continued success of our side bets and progressive products. Royalties netted against gross core revenue increased $1,594,539 for the six months ended June 30, 2024, as compared to the same period in the prior year. This increase was attributable to royalties paid on our EZ Baccarat revenues. Perpetual license sales of our progressive gaming systems to customers of $2,302,493 were down 18% percent for the six months ended June 30, 2024, as compared to the same period in the prior year. We expect perpetual license sales of our progressive gaming systems to customers to decline in the second half of 2024 as compared to the first half of 2024. Gross digital revenues of $6,984,418 were up $1,151,875, or 20% for the six months ended June 30, 2024, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content into new markets and the continued success of offering competitive products with brand recognition, most notable 21+3. Net of royalties, digital revenues grew to $5,145,385, up 16% for the six months ended June 30, 2024, as compared to the same period in the prior year

Costs and Expenses

Cost of ancillary products and assembled component expense increased $153,476, or 18% for the six months ended June 30, 2024, as compared to the same period in the prior year. The activity in Cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems to customers.

Selling, general and administrative expenses increased $1,199,726, or 16% for the six months ended June 30, 2024, as compared to the same period in the prior year. This change was due to expenses associated with special projects of $675,044, most notable legal expenses incurred related to the acquisition by Evolution and to a lesser extent, driven by higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased information technology costs, and those royalties that are not netted against revenues. Normalized for the impact of the acquisition by Evolution and excluding the related transaction fees of $675,044, selling, general, and administrative expenses increased $524,682, or 7% for six months ended June 30, 2024, as compared to the same period in the prior year.

Research and development expenses were up $114,940, or 28% for the six months ended June 30, 2024, as compared to the same period in the prior year. The increase was due to higher payroll costs from higher headcount, employee bonuses, option exercises in the period, and higher consulting fees.

Depreciation and amortization increased $316,714, or 30% for the six months ended June 30, 2024, as compared to the same period in the prior year. This increase was driven by certain intangible assets that began to amortize in July 2023.

Stock-based compensation expenses decreased $154,204, or 31% for the six months ended June 30, 2024, as compared to the same period in the prior year. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2024 and lower stock-based compensation for officers and consultants.

Interest expense was up $124,618, or 3% for the six months ended June 30, 2024, as compared to the same period in the prior year. The increase was due to higher interest rates on our variable debt. Interest income was up $186,628, or 83% compared to the prior year period, benefitting from higher cash balances and higher interest rates.

Income tax provision was $54,618 for the six months ended June 30, 2024, compared to income tax provision of $22,252 for the comparable prior-year period. The increase in expense is primarily driven by the increased amount of permanent differences mainly attributable to the legal expenses incurred related to the acquisition by Evolution in the current period.

Primarily as a result of the factors described above, we had net income of $451,605 for the six months ended June 30, 2024, as compared to net income of approximately $467,463 for the same period in the prior year. Normalized for the impact of the acquisition by Evolution and excluding the related transactions fees of $675,044 from selling, general, and administrative expenses, net income increased $659,186, or 141% for the six months ended June 30, 2024, as compared to the same period in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2024	2023	2024	2023
Net income	$242,697	$356,769	$451,605	$467,463
Interest expense	2,280,948	2,242,042	4,570,295	4,445,677
Interest income	(208,519)	(139,007)	(410,385)	(223,757)
Provision for income taxes	28,293	16,677	54,618	22,252
Depreciation and amortization	701,997	495,134	1,388,190	1,071,476
EBITDA	3,045,416	2,971,615	6,054,323	5,783,111
Stock-based compensation (1)	194,613	245,136	335,855	490,059
Employee severance costs and other expenses (2)	—	26,209	24,482	26,209
CEO transition expenses (3)	—	—	8,200	—
Professional fees, acquisition costs and other (4)	675,044	—	675,044	5,321
Foreign exchange loss (gain) (5)	565	(24,848)	(11,612)	(2,160)
Adjusted EBITDA	$3,915,638	$3,218,112	$7,086,292	$6,302,540

(1) Represents the non-cash expense associated with the value of equity awards granted to employees, directors and consultants by the Company.

(2) Represents costs associated with the severance of employees

(3) Represents Company reimbursed moving expenses incurred by the new President and CEO, Matthew Reback.

(4) Represents professional fees and transaction related fees incurred related to acquisitions, mergers and professional fees incurred for other projects not considered part of the normal course of business.

(5) Represents foreign exchange losses and gains associated with the fluctuations of foreign currency rates.

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

As of June 30, 2024, we had total current assets of $24,041,400 and total assets of $41,470,750. This compares to $22,156,035 and $40,475,800, respectively, as of December 31, 2023. The increase in current assets as of June 30, 2024 compared to December 31, 2023 was due to the increased cash and cash equivalents driven by cash provided from operating activities, most notably increased collections of receivables. These increases were offset by a decrease in prepaid expenses for insurance, IT expenses, and deposits for trade shows. The increase in total assets as of June 30, 2024 compared to December 31, 2023 was primarily due to the increase of current assets noted above and offset by a decrease in other intangible assets and operating lease right-of-use assets as a result of amortization in the 2024 period.

Our total current liabilities as of June 30, 2024 compared to December 31, 2023 decreased to $4,837,667 from $4,875,967. This decrease was primarily due to a decrease in accrued royalties, and offset by increased accounts payable.

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

Our operating activities provided cash of $3,873,347 for the six months ended June 30, 2024, compared to $2,494,400 provided for the comparable prior period. This change is attributable to a favorable variance of $1,222,127 in use of assets and liabilities that relate to operations. Additionally, depreciation and amortization increased $316,714 related to increased capitalization of intangible assets and offset by a $154,204 decline in stock-based compensation from the vesting of stock options.

Investing activities used cash of $676,315 for the six months ended June 30, 2024, compared to cash used of $773,559 for the six months ended June 30, 2023. This decrease in cash used was primarily due to the acquisition of assets deployed at client locations and investment in internally developed software in the 2024 period.

Cash used in financing activities during the six months ended June 30, 2024, was $465,317. This compares to $1,204,584 cash used by financing activities for the six months ended June 30, 2023. The decrease in cash used was due to the absence of principal payments on our borrowings based on the "Excess Cash Flow" calculation as defined by the terms in the Fortress Credit Agreement (Note 6), in the 2024 period.

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2023 Form 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of June 30, 2024, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.3	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.4	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.5	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.7	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.8	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.9	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.12	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 15, 2023

10.13	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 16, 2023

10.14	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.15	Severance Agreement dated November 10, 2023, between the Company and Todd Cravens	8-K	000-30653	10.1	November 20, 2023

10.16	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo.	8-K	000-30653	10.1	May 22, 2024

10.17	Galaxy Gaming, Inc 2014 Amended and Restated Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.18	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.19	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as					X

adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 9, 2024

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 9, 2024

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)