Form 10-Q
period 2024-09-30
Galaxy Gaming, Inc.
filed 2024-11-12
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,999,503 common shares as of November 1, 2024.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$17,899,185	$16,691,514
Accounts receivable, net of allowance of $150,589 and $200,192, respectively	5,643,349	4,173,990
Income tax receivable	83,755	80,718
Prepaid expenses	1,205,230	1,209,813
Total current assets	24,831,519	22,156,035
Property and equipment, net	25,254	98,053
Operating lease right-of-use assets	596,305	785,543
Assets deployed at client locations, net	3,302,683	3,268,294
Goodwill	1,091,000	1,091,000
Other intangible assets, net	11,852,986	12,755,735
Other assets	267,374	321,140
Total assets	$41,967,121	$40,475,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,229,275	$1,002,061
Accrued expenses	2,623,995	2,584,231
Revenue contract liability	335	167,014
Current portion of operating lease liabilities	281,588	268,541
Current portion of long-term debt	930,371	854,120
Total current liabilities	7,065,564	4,875,967
Long-term operating lease liabilities	371,854	585,879
Long-term debt and liabilities, net	53,889,284	53,196,585
Deferred tax liabilities, net	21,402	60,790
Total liabilities	61,348,104	58,719,221
Commitments and Contingencies (See Note 7)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 24,999,503 and 24,845,439 shares issued and outstanding, respectively	25,000	24,846
Additional paid-in capital	19,569,152	18,972,901
Accumulated deficit	(38,870,435)	(37,124,126)
Accumulated other comprehensive loss	(104,700)	(117,042)
Total stockholders’ deficit	(19,380,983)	(18,243,421)
Total liabilities and stockholders’ deficit	$41,967,121	$40,475,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Licensing fees	$7,646,298	$6,103,861	$24,169,866	$21,051,731
Total revenue	7,646,298	6,103,861	24,169,866	21,051,731
Costs and expenses:
Cost of ancillary products and assembled components	342,865	187,841	1,347,941	1,039,441
Selling, general and administrative	6,260,283	4,185,893	14,878,844	11,604,729
Research and development	261,493	226,405	782,858	632,830
Depreciation and amortization	701,127	567,628	2,089,317	1,639,104
Stock-based compensation	204,467	225,971	540,322	716,029
Total costs and expenses	7,770,235	5,393,738	19,639,282	15,632,133
(Loss) income from operations	(123,937)	710,123	4,530,584	5,419,598
Other income (expense):
Interest income	207,488	202,477	617,873	426,234
Interest expense	(2,293,239)	(2,301,878)	(6,863,534)	(6,747,555)
Foreign currency exchange gain (loss)	18,971	(24,238)	30,583	(22,078)
Total other expense, net	(2,066,780)	(2,123,639)	(6,215,078)	(6,343,399)
Loss before provision for income taxes	(2,190,717)	(1,413,516)	(1,684,494)	(923,801)
Provision for income taxes	(7,197)	(41,642)	(61,815)	(63,894)
Net loss	(2,197,914)	(1,455,158)	(1,746,309)	(987,695)
Foreign currency translation adjustment	94,729	21,493	12,342	12,850
Comprehensive loss	$(2,103,185)	$(1,433,665)	$(1,733,967)	$(974,845)

Net loss per share:
Basic	$(0.09)	$(0.06)	$(0.07)	$(0.04)
Diluted	$(0.09)	$(0.06)	$(0.07)	$(0.04)

Weighted-average shares outstanding:
Basic	24,968,113	24,479,301	24,912,808	25,229,971
Diluted	24,968,113	24,479,301	24,912,808	25,229,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net income	—	—	—	208,908	—	208,908
Foreign currency translation loss	—	—	—	—	(30,394)	(30,394)
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	45,243	45	141,197	—	—	141,242
Balance, March 31, 2024	24,910,682	24,911	19,138,278	(36,915,218)	(147,436)	(17,899,465)
Net income	—	—	—	242,697	—	242,697
Foreign currency translation loss	—	—	—	—	(51,993)	(51,993)
Stock-based compensation	46,811	47	194,566	—	—	194,613
Balance, June 30, 2024	24,957,493	$24,958	$19,332,844	$(36,672,521)	$(199,429)	$(17,514,148)
Net loss	—	—	—	(2,197,914)	—	(2,197,914)
Foreign currency translation gain	—	—	—	—	94,729	94,729
Stock options exercised	18,333	18	31,864	—	—	31,882
Stock-based compensation	23,677	24	204,444	—	—	204,468
Balance, September 30, 2024	24,999,503	$25,000	$19,569,152	$(38,870,435)	$(104,700)	$(19,380,983)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2022	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net income	—	—	—	110,694	—	110,694
Foreign currency translation gain	—	—	—	—	16,637	16,637
Stock-based compensation	27,392	28	244,895	—	—	244,923
Balance, March 31, 2023	24,438,490	$24,439	$17,820,291	$(35,205,846)	$(152,017)	$(17,513,133)
Net income	—	—	—	356,769	—	356,769
Foreign currency translation loss	—	—	—	—	(25,280)	(25,280)
Stock-based compensation	28,391	28	245,107	—	—	245,135
Balance, June 30, 2023	24,466,881	$24,467	$18,065,398	$(34,849,077)	$(177,297)	$(16,936,509)
Net loss	—	—	—	(1,455,158)	—	(1,455,158)
Foreign currency translation loss	—	—	—	—	21,493	21,493
Stock options exercised	30,000	30	67,470	—	—	67,500
Stock-based compensation	25,316	25	225,946	—	—	225,971
Balance, September 30, 2023	24,522,197	$24,522	$18,358,814	$(36,304,235)	$(155,804)	$(18,076,703)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(1,746,309)	$(987,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,089,317	1,639,104
Amortization of right-of-use assets	189,238	179,207
Amortization of debt issuance costs and debt discount	1,142,699	1,134,240
Bad debt (recovery) expense	(31,875)	109,533
Loss on disposal of property & equipment	33,245	—
Deferred income tax	(39,388)	3,059
Stock-based compensation	540,322	716,029
Changes in operating assets and liabilities:
Accounts receivable	(1,433,623)	(327,667)
Income tax receivable	(5,739)	1,104,190
Prepaid expenses and other current assets	334,954	12,066
Other assets	53,766	(2,513)
Accounts payable	2,226,036	(496,874)
Accrued expenses	42,468	(2,677,583)
Revenue contract liability	(166,678)	177,641
Operating lease liabilities	(200,977)	(183,287)
Net cash provided by operating activities	3,027,456	399,450
Cash flows from investing activities:
Investment in internally developed software	(562,247)	(556,040)
Acquisition of property and equipment	—	(15,494)
Acquisition of assets deployed at client locations	(1,722,064)	(1,483,671)
Transfer of title of assets deployed at client locations to perpetual license customer	1,102,908	764,865
Net cash used in investing activities	(1,181,403)	(1,290,340)
Cash flows from financing activities:
Payments of debt issuance costs	—	(26,897)
Proceeds from stock option exercises	56,082	67,500
Principal payments on long-term debt	(704,120)	(1,450,406)
Net cash used in financing activities	(648,038)	(1,409,803)
Effect of exchange rate changes on cash	9,656	1,252
Net increase (decrease) in cash and cash equivalents	1,207,671	(2,299,441)
Cash and cash equivalents – beginning of period	16,691,514	18,237,513
Cash and cash equivalents – end of period	$17,899,185	$15,938,072
Supplemental cash flow information:
Cash paid for interest	$5,762,757	$5,734,663
Cash paid for income taxes	$101,536	$161,124
Supplemental schedule of non-cash activities:
Insurance acquired under note payable	$330,371	$378,000

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

On July 18, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent”), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Upon the closing of the Merger, each share of common stock, par value $0.001 per share of the Company issued and outstanding immediately prior to the effective time of the Merger, other than any Company common stock (i) owned by Company stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Nevada law or (ii) owned by Parent, Merger Sub, the Company or by any of their respective subsidiaries, will be converted automatically into the right to receive $3.20 per share in cash, without interest and subject to any applicable withholding taxes.

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. The Merger is expected to be completed in mid-2025, subject to satisfaction or waiver of the closing conditions.

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

For the three and nine months ended September 30, 2024, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three and nine months ended September 30, 2024. See Note 4.

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

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). See Note 3.

Foreign currency translation. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the Condensed Consolidated Statements of Operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive loss in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

Basic and diluted loss per share. Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”).

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

Accounting Standard Update 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

From time to time, we may sell the perpetual right to use our intellectual property for our progressive gaming systems, that is separate from the licensing of our game content and from time to time, sell the units used to deliver the progressive gaming systems. Control transfers and we recognize revenue at a point in time when the gaming system is available for use by a customer, which is no earlier than the shipment of the products to the customer or an intermediary for the customer.

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

Disaggregation of revenue

The following table disaggregates our revenue by geographic location for the three and nine months ended September 30, 2024, and 2023. All of the royalty expense that is charged to a contra-revenue in our online gaming operating segment has been allocated to the Europe, Middle East and Africa region in both periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
The Americas	$4,580,666	$3,892,829	$14,751,736	$13,219,678
Europe, Middle East and Africa	3,065,632	2,211,032	9,418,130	7,832,053
Total revenue	$7,646,298	$6,103,861	$24,169,866	$21,051,731

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 (converted to approximately $6,702,000 as of September 30, 2024) per each year ended March 31, for years 1 through 4 of the contract. The amount is to be billed and paid based on minimum monthly payments of €500,000 (converted to approximately $558,500 as of September 30, 2024). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. For the nine months ended September 30, 2024, the Company recognized a total of $168,944 of deferred revenue upon the completion of the first year of the contract.

For years 5 through 10 of the contract, the amount to be billed is based on the actual usage from the Licensee. Invoices will be billed on a monthly basis. Revenue for years 5 through 10 will be recognized when actual usage is incurred.

Contract Assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of Accounts receivable, net of allowance on the balance sheet and totaled $1,374,380, $1,091,068 and $1,210,567 as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

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

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net. Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2024	2023
Patents	$13,509,003	$13,507,799
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	1,994,593	1,432,397
Other intangible assets, gross	35,085,419	34,522,019
Less: accumulated amortization	(23,232,433)	(21,766,284)
Other intangible assets, net	$11,852,986	$12,755,735

For the three months ended September 30, 2024 and 2023, amortization expense related to other intangible assets was $489,852 and $472,247, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense related to other intangible assets was $1,464,995 and $1,357,132, respectively.

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

As of September 30, 2024, no renewal option periods were included in any estimated minimum lease term as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 8 months to 30 months.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use lease assets	$596,305	$785,543

Operating lease current liabilities	$281,588	$268,541
Operating lease long-term liabilities	371,854	585,879
Total operating lease liabilities	$653,442	$854,420

Weighted-average remaining lease term in years:
Operating leases	2.23	3.12
Weighted-average discount rate:
Operating leases	4.4%	5.4%

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost (1)	$71,515	$72,071	$219,322	$216,213
(1) Classified as selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Principal and interest payments related to operating leases	$222,862	$216,243

As of September 30, 2024, future maturities of our operating lease liabilities are as follows:

Amount
Years ended December 31,
2024	$76,733
2025	306,055
2026	302,011
2027	2,985
Total minimum lease payments	687,784
Less: imputed interest	(34,342)
Total operating lease liability	653,442
Less: current portion	(281,588)
Long-term portion	$371,854

NOTE 6. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	September 30,	December 31,
	2024	2023
Fortress credit agreement	$57,726,929	$58,176,929
Insurance notes payable	330,371	254,120
Long-term debt and liabilities, gross	58,057,300	58,431,049
Less: Unamortized debt issuance costs	(3,237,645)	(4,380,344)
Long-term debt and liabilities, net of debt issuance costs	54,819,655	54,050,705
Less: Current portion of long-term debt	(930,371)	(854,120)
Long-term debt and liabilities, net	$53,889,284	$53,196,585

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress Credit Agreement”) in the amount of $60,000,000. The proceeds of the loan were used to (i) pay $39,507,716 to Triangulum as full payment of the settlement amount due under the previously filed settlement agreement between Galaxy Gaming and Triangulum, as set forth above; (ii) repay $11,118,955 due and owing to NSB under the MSPLP and under the Amended and Restated Credit Agreement, dated as of May 13, 2021, made between Galaxy Gaming and Zions Bancorporation, N.A. dba Nevada State Bank, a Nevada state banking corporation, and (iii) $4,079,800 was used to pay fees and expenses. The remaining $5,293,529 was added to the Company’s cash on hand and used for corporate and operating purposes.

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) London Interbank Offered Rate ("LIBOR") (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 5.00x for the quarter ended September 30, 2024. As of September 30, 2024, the Company was in compliance with the covenants in the Fortress Credit Agreement. The Fortress Credit Agreement has no prepayment penalty after November 15, 2023.

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

As of September 30, 2024, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2024	$238,089
2025	842,281
2026	56,976,930
Long-term liabilities, gross	$58,057,300

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the nine months ended September 30, 2024 and 2023, respectively, we had the following client concentrations:

	Location	Nine Months Ended September 30, 2024 Revenue	Nine Months Ended September 30, 2023 Revenue	Accounts Receivable September 30, 2024	Accounts Receivable December 31, 2023
Client A	Europe	20.5%	21.3%	$1,193,441	$565,253
Client B	North America	10.7%	14.7%	$1,527,100	$631,507

Legal proceedings. In the ordinary course of conducting our business, we are, from time to time, involved in various legal proceedings, administrative proceedings, regulatory government investigations and other matters, including those in which we are a plaintiff or defendant, that are complex in nature and have outcomes that are difficult to predict. See "Litigation Related to the Merger" in Item 1 of Part II of this Quarterly Report.

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

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2024 was -3.6%, as compared to -6.5% at September 30, 2023. This decrease was primarily driven by the increased amount of permanent differences mainly attributable to the legal expenses incurred related to the acquisition by Evolution and larger forecasted pre-tax book loss. See Note 9.

For the nine months ended September 30, 2024 and 2023, our effective tax rate (“ETR”) was -3.7% and -6.9%, respectively. The decrease in the ETR for the nine months ended September 30, 2024 is mainly attributable to the increase in the forecasted pre-tax book loss as compared to the nine months ended September 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2024 and 2023. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2023 Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information contained in this Quarterly Report includes forward-looking statements In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger (as defined herein) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder approval, gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein); risks that the proposed Merger disrupts the Company’s current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Recent Developments

On July 18, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent”), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Upon the closing of the Merger, each share of common stock, par value $0.001 per share of the Company issued and outstanding immediately prior to the effective time of the Merger, other than any Company common stock (i) owned by Company stockholders who are entitled to demand and have properly and validly demanded their appraisal rights under Nevada law or (ii) owned by Parent, Merger Sub, the Company or by any of their respective subsidiaries, will be converted automatically into the right to receive $3.20 per share in cash, without interest and subject to any applicable withholding taxes.

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company's common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. The Merger is expected to be completed in mid-2025, subject to satisfaction or waiver of the closing conditions.

On July 15, 2024, the board of directors of the Company approved an amendment to the Galaxy Gaming, Inc. 2014 Equity Incentive Plan (the "Plan") to extend the term of the Plan for an additional ten years, effective as of January 1, 2024.

Results of operations for the three months ended September 30, 2024 and 2023.

Our revenue consists of the following components:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,202,783	$3,998,110	$1,204,673	30%
Perpetual License Sales of Progressive Gaming Systems	705,000	458,000	247,000	54%
Gross Revenue	5,907,783	4,456,110	1,451,673	33%
Royalties Netted against Gross Revenue	(778,223)	(163,139)	(615,084)	377%
Total Core Revenue	$5,129,560	$4,292,971	$836,589	19%

Digital Revenues:
Recurring License Revenue	$3,513,194	$2,544,827	$968,367	38%
Gross Revenue	3,513,194	2,544,827	968,367	38%
Royalties Netted against Gross Revenue	(996,456)	(733,937)	(262,519)	36%
Total Digital Revenue	$2,516,738	$1,810,890	$705,848	39%

Consolidated Revenues:
Recurring License Revenue	$8,715,977	$6,542,937	$2,173,040	33%
Perpetual License Sales of Progressive Gaming Systems	705,000	458,000	247,000	54%
Gross Revenue	9,420,977	7,000,937	2,420,040	35%
Royalties Netted against Gross Revenue	(1,774,679)	(897,076)	(877,603)	98%
Revenue	$7,646,298	$6,103,861	$1,542,437	25%

Costs and expenses
Cost of ancillary products and assembled components	$342,865	$187,841	$155,024	83%
Selling, general and administrative	6,260,283	4,185,893	2,074,390	50%
Research and development	261,493	226,405	35,088	15%
Depreciation and amortization	701,127	567,628	133,499	24%
Stock-based compensation	204,467	225,971	(21,504)	-10%
Total costs and expenses	7,770,235	5,393,738	2,376,497	44%
(Loss) income from operations	(123,937)	710,123	(834,060)	-117%
Other income (expense):
Interest income	207,488	202,477	5,011	2%
Interest expense	(2,293,239)	(2,301,878)	8,639	0%
Foreign currency exchange (loss) gain	18,971	(24,238)	43,209	-178%
Total other income (expense), net	(2,066,780)	(2,123,639)	56,859	-3%
Loss before provision for income taxes	$(2,190,717)	$(1,413,516)	$(777,201)	55%
Provision for income taxes	(7,197)	(41,642)	34,445	-83%
Net loss	$(2,197,914)	$(1,455,158)	$(742,756)	51%

Revenue

Recurring core revenue increased $1,204,673, or 30% for the three months ended September 30, 2024, as compared to the same period in the prior year. This growth was primarily driven by favorable revenue from our EZ Baccarat distribution arrangement, which began in September 2023, along with the continued success of our side bets and progressive products. Royalties netted against gross core revenue increased $615,084 for the three months ended September 30, 2024, as compared to the same period in the prior year. This increase was attributable to royalties paid on our EZ Baccarat revenues. Perpetual license sales of our progressive gaming systems reached $705,000, representing a 54% percent increase for the three months ended September 30, 2024, as compared to the same period in the prior year. Gross digital revenues of $3,513,194, increased $968,367, or 38% for the three months ended September 30, 2024, as compared to the same period in the prior year. This favorable growth reflects the ongoing expansion of digital content into new markets and the continued success of our competitive branded products, particularly the well-known 21+3. Net of royalties, digital revenues increased to $2,516,738, representing growth of 39% for the three months ended September 30, 2024, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense increased $155,024, or 83% for the three months ended September 30, 2024, as compared to the same period in the prior year. This increase reflects the component costs associated with the rise in perpetual license sales of our progressive gaming systems compared to the same period in the prior year.

Selling, general and administrative expenses increased $2,074,390, or 50% for the three months ended September 30, 2024, as compared to the same period in the prior year. This change was due to expenses associated with special projects of $2,244,885, notably legal expenses incurred related to the acquisition by Evolution and to a lesser extent driven by higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased repair and maintenance costs of leased machines, and increased information technology costs. Without the costs associated with the acquisition by Evolution and excluding the related transaction fees of $2,244,885, selling, general, and administrative expenses decreased $170,495, or 4% for the three months ended September 30, 2024, as compared to the same period in the prior year.

Research and development expenses for the three months ended September 30, 2024, were $261,493 compared to $226,405 for the comparable prior-year period, representing an increase of $35,088, or 15%. This increase was driven by higher payroll costs due to increased headcount, employee bonuses, and the ongoing development of internal software placed in service.

Depreciation and amortization increased $133,499, or 24% for the three months ended September 30, 2024, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased 10% for the three months ended September 30, 2024, as compared to the same period in the prior year. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2024 and lower stock-based compensation for officers and consultants.

Interest expense remained relatively flat, with a 0% change for the three months ended September 30, 2024, as compared to the same period in the prior year. Interest income increased 2% compared to the prior year period, benefitting from higher cash balances and rising interest rates.

Income tax provision was $7,197 for the three months ended September 30, 2024, compared to income tax provision of $41,642 for the comparable prior-year period. The decrease in expense is primarily driven by the increase in loss before provision for income taxes.

Primarily as a result of the factors described above, we had a net loss of $2,197,914 for the three months ended September 30, 2024, as compared to a net loss of approximately $1,455,158 for the same period in the prior year. Without the professional fees, acquisition costs and other fees associated with the acquisition by Evolution, and excluding the related transactions fees of $2,244,885 from selling, general, and administrative expenses, we would have net income of $46,971, representing a $1,502,129 or 103% increase for the three months ended September 30, 2024, as compared to the same period in the prior year.

Results of operations for the nine months ended September 30, 2024 and 2023.

Our revenue consists of the following components:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$15,873,012	$11,686,056	$4,186,956	36%
Perpetual License Sales of Progressive Gaming Systems	3,007,493	3,282,950	(275,457)	-8%
Gross Revenue	18,880,505	14,969,006	3,911,499	26%
Royalties Netted against Gross Revenue	(2,372,762)	(163,139)	(2,209,623)	1354%
Total Core Revenue	$16,507,743	$14,805,867	$1,701,876	11%

Digital Revenues:
Recurring License Revenue	$10,497,613	$8,377,370	$2,120,243	25%
Gross Revenue	10,497,613	8,377,370	2,120,243	25%
Royalties Netted against Gross Revenue	(2,835,490)	(2,131,506)	(703,984)	33%
Total Digital Revenue	$7,662,123	$6,245,864	$1,416,259	23%

Consolidated Revenues:
Recurring License Revenue	$26,370,625	$20,063,426	$6,307,199	31%
Perpetual License Sales of Progressive Gaming Systems	3,007,493	3,282,950	(275,457)	-8%
Gross Revenue	29,378,118	23,346,376	6,031,742	26%
Royalties Netted against Gross Revenue	(5,208,252)	(2,294,645)	(2,913,607)	127%
Revenue	$24,169,866	$21,051,731	$3,118,135	15%

Costs and expenses
Cost of ancillary products and assembled components	$1,347,941	$1,039,441	$308,500	30%
Selling, general and administrative	14,878,844	11,604,729	3,274,115	28%
Research and development	782,858	632,830	150,028	24%
Depreciation and amortization	2,089,317	1,639,104	450,213	27%
Stock-based compensation	540,322	716,029	(175,707)	-25%
Total costs and expenses	19,639,282	15,632,133	4,007,149	26%
Income from operations	4,530,584	5,419,598	(889,014)	-16%
Other income (expense):
Interest income	617,873	426,234	191,639	45%
Interest expense	(6,863,534)	(6,747,555)	(115,979)	2%
Foreign currency exchange gain (loss)	30,583	(22,078)	52,661	-239%
Total other income (expense), net	(6,215,078)	(6,343,399)	128,321	-2%
Loss before provision for income taxes	$(1,684,494)	$(923,801)	$(760,693)	82%
Provision for income taxes	(61,815)	(63,894)	2,079	-3%
Net loss	$(1,746,309)	$(987,695)	$(758,614)	77%

Revenue

Recurring core revenue increased $4,186,956, or 36% for the nine months ended September 30, 2024, as compared to the same period in the prior year. This growth was primarily driven by favorable revenue from our EZ Baccarat distribution arrangement, which began in September 2023, along with the continued success of our side bets and progressive products. Royalties netted against gross core revenue increased $2,209,623 for the nine months ended September 30, 2024, as compared to the same period in the prior year. This increase was attributable to royalties paid on our EZ Baccarat revenues. Perpetual license sales of our progressive gaming systems to customers of $3,007,493, were down 8% percent for the nine months ended September 30, 2024, as compared to the same period in the prior year. Gross digital revenues of $10,497,613 were up $2,120,243, or 25% for the nine months ended September 30, 2024, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content into new markets and the continued success of offering competitive products with brand recognition, most notable 21+3. Net of royalties, digital revenues grew to $7,662,123, up 23% for the nine months ended September 30, 2024, as compared to the same period in the prior year

Costs and Expenses

Cost of ancillary products and assembled component expense increased $308,500, or 30% for the nine months ended September 30, 2024, as compared to the same period in the prior year. The activity in Cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased $3,274,115, or 28% for the nine months ended September 30, 2024, as compared to the same period in the prior year. This change was due to expenses associated with special projects of $2,919,929, notably legal expenses incurred related to the acquisition by Evolution and to a lesser extent driven by higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased repair and maintenance costs of leased machines, increased use tax, and increased information technology costs. Without the costs associated with the acquisition by Evolution and excluding the related transaction fees of $2,919,929, selling, general, and administrative expenses increased $354,186, or 3% for nine months ended September 30, 2024, as compared to the same period in the prior year.

Research and development expenses were up $150,028, or 24% for the nine months ended September 30, 2024, as compared to the same period in the prior year. This increase was driven by higher payroll costs due to increased headcount and the ongoing development of internal software placed in service.

Depreciation and amortization increased $450,213, or 27% for the nine months ended September 30, 2024, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations and to a lesser extent, an increase in amortization expense for certain intangible assets placed in service in mid-July 2023.

Stock-based compensation expenses decreased $175,707, or 25% for the nine months ended September 30, 2024, as compared to the same period in the prior year. The decrease was due primarily to a change in the level and the composition of fees paid to members of our Board of Directors in 2024 and lower stock-based compensation for officers, employees, and consultants.

Interest expense was up $115,979, or 2% for the nine months ended September 30, 2024, as compared to the same period in the prior year. The increase was due to higher interest rates on our variable debt. Interest income was up $191,639, or 45% compared to the prior year period, benefitting from higher cash balances and higher interest rates.

Income tax provision remained relatively flat at $61,815 for the nine months ended September 30, 2024, compared to income tax provision of $63,894 for the comparable prior-year period.

Primarily as a result of the factors described above, we had a net loss of $1,746,309 for the nine months ended September 30, 2024, as compared to a net loss of approximately $987,695 for the same period in the prior year. Without the professional fees, acquisition costs and other fees associated with the acquisition by Evolution, and excluding the related transactions fees of $2,919,929 from selling, general, and administrative expenses, we would have net income of $1,173,620, representing a $2,161,315 or 219% increase for the nine months ended September 30, 2024, as compared to the same period in the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2024	2023	2024	2023
Net loss	$(2,197,914)	$(1,455,158)	$(1,746,309)	$(987,695)
Interest expense	2,293,239	2,301,878	6,863,534	6,747,555
Interest income	(207,488)	(202,477)	(617,873)	(426,234)
Provision for income taxes	7,197	41,642	61,815	63,894
Depreciation and amortization	701,127	567,628	2,089,317	1,639,104
EBITDA	596,161	1,253,513	6,650,484	7,036,624
Stock-based compensation (1)	204,467	225,971	540,322	716,029
Employee severance costs and other expenses (2)	—	—	24,482	26,209
CEO transition expenses (3)	—	—	8,200	—
Professional fees, acquisition costs and other (4)	2,244,885	5,969	2,919,929	5,969
Loss on disposal of assets (5)	33,245	—	33,245	—
Foreign exchange (gain) loss (6)	(18,971)	24,238	(30,583)	22,078
Adjusted EBITDA	$3,059,787	$1,509,691	$10,146,079	$7,806,909

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

(5) Represents non-cash charge related to the write off of certain fixed assets.

(6) Represents foreign exchange losses and gains associated with the fluctuations of foreign currency rates.

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

As of September 30, 2024, we had total current assets of $24,831,519 and total assets of $41,967,121. As of December 31, 2023, we had total current assets of $22,156,035 and total assets of $40,475,800. The increase in current assets as of September 30, 2024 compared to December 31, 2023 was due to the increased cash and cash equivalents driven by cash provided from operating activities and increased accounts receivable. The increase in total assets as of September 30, 2024 compared to December 31, 2023 was primarily due to the increase of current assets noted above and offset by a decrease in other intangible assets and operating lease right-of-use assets as a result of amortization in the 2024 period.

Our total current liabilities as of September 30, 2024 compared to December 31, 2023 increased to $7,065,564 from $4,875,967. This increase was primarily due to an increase in accounts payable related to professional fees in connection with the acquisition by Evolution.

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

Our operating activities provided cash of $3,027,456 for the nine months ended September 30, 2024, compared to $399,450 provided for the comparable prior year period. This change is attributable to a favorable variance of $3,244,234 in use of assets and liabilities that relate to operations. Additionally, depreciation and amortization increased $450,213 related to increased capitalization of intangible assets and offset by a $175,707 decline in stock-based compensation from the vesting of stock options and a $141,408 decrease in bad debt expense.

Investing activities used cash of $1,181,403 for the nine months ended September 30, 2024, compared to cash used of $1,290,340 for the nine months ended September 30, 2023. This decrease in cash used was primarily due to the increase in the transfer of title of assets deployed at client locations to perpetual license customers offset by the increase of cash used for the acquisition of assets deployed at client locations.

Cash used in financing activities during the nine months ended September 30, 2024, was $648,038. This compares to $1,409,803 cash used by financing activities for the nine months ended September 30, 2023. The decrease in cash used was due to the absence of principal payments on our borrowings based on the "Excess Cash Flow" calculation as defined by the terms in the Fortress Credit Agreement (Note 6), in the 2024 period.

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2023 Form 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of September 30, 2024, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Litigation Related to the Merger

Beginning on September 11, 2024, seven purported stockholders of Galaxy have sent demands to the Company and two of which included draft complaints. On October 18, 2024, two purported stockholders filed complaints, relating to the Merger Agreement disclosures, captioned Finger v. Galaxy Gaming, Inc., et al., Index No. 655536/2024 (N.Y. Sup. Ct.) and Coffman v. Galaxy Gaming, Inc., et al., Index No. 655530/2024 (N.Y. Sup. Ct.). The demand letters and complaints allege that the definitive proxy statement on Schedule 14A filed by the Company on September 26, 2024 is materially incomplete and misleading because it omitted certain information related to the Merger (as defined herein), including but not limited to information about the Company’s financial projections and analyses performed by Galaxy’s financial advisor, Macquarie Capital (USA) Inc. While we believe that the disclosures set forth in the proxy statement comply fully with all applicable law and deny the allegations in the demand letters and the complaints, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to our stockholders, on November 1, 2024, we determined to voluntarily supplement certain disclosures in the proxy statement related to the purported stockholders’ claims.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

The announcement and pendency of our agreement to be acquired by Parent may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

On July 18, 2024, we entered into the Merger Agreement. We are subject to risks in connection with the announcement and pendency of the Merger, regardless of whether the Merger is completed, including, but not limited to, the following:

•
market reaction to the announcement of the Merger, which could adversely impact investor confidence in us;
•
changes in our business, operations, financial position, and prospects;
•
market assessments of the likelihood that the Merger will be consummated;
•
any delay in the expected timeframe of the Merger;
•
the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•
potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•
the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement;
•
the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
in certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes; and
•
other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in all material respects in the ordinary course of business, to use reasonable best efforts to cooperate in seeking regulatory approvals, and to not engage in certain specified activities without Parent’s prior consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger within the expected timeframe or at all, may adversely affect our business and our stock price.

The consummation of the Merger is subject to a number of closing conditions, including, among other things, approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, regardless of the reason, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Parent limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, or knowingly facilitate, (including by way of furnishing non-public information) the submission of any inquiries, regarding, or the making of any inquiry, proposal or offer that constitutes, or would reasonably be expected to lead to, a Takeover Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.

Beginning on September 11, 2024, seven purported stockholders of Galaxy have sent demands to the Company, two of which included draft complaints. On October 18, 2024, two purported stockholders filed complaints relating to the Merger Agreement disclosures, captioned Finger v. Galaxy Gaming, Inc., et al., Index No. 655536/2024 (N.Y. Sup. Ct.) and Coffman v. Galaxy Gaming, Inc., et al., Index No. 655530/2024 (N.Y. Sup. Ct.). The demand letters and complaints allege that the definitive proxy statement on Schedule 14A filed by the Company on September 26, 2024, is materially incomplete and misleading because it omitted certain information related to the Merger (as defined herein), including but not limited to information about the Company’s financial projections and analyses performed by Galaxy’s financial advisor, Macquarie Capital (USA) Inc.

Additional lawsuits and demand letters arising out of the Merger may also be filed or received in the future. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations. In addition, if dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger.

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

Galaxy Gaming, Inc.

Date:	November 8, 2024

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 8, 2024

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)