Form 10-K
period 2024-12-31
Galaxy Gaming, Inc.
filed 2025-03-24
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter $36,937,090.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,115,299 common shares as of March 4, 2025.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Operations and Comprehensive Loss as our “Statements of Operations,” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” (iv) our audited Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” and (v) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger (as defined herein) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder approval, gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein); risks that the proposed Merger disrupts the Company’s (as defined herein) current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games, side bets, and associated technology, platforms and systems for the casino and iGaming industries. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability and productivity, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online and land-based casinos worldwide with products currently present in North America, the Caribbean, Central America, the United Kingdom, Europe, Africa, and to cruise ships exploring the world's oceans. We license our products and services for use in regulated land-based gaming markets. We also license our content and distribute content from other companies to iGaming operators in gaming markets throughout the world where iGaming is not illegal.

On July 18, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent”), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. The Merger is expected to be completed in mid-2025, subject to satisfaction or waiver of the closing conditions. Upon completion of the Merger, the Company will become a privately held company and shares of Company’s common stock will no longer be listed on any public market.

Products and Services

We have two revenue streams which operate as a single reporting segment. In our GG Core revenue stream, we license our products to regulated terrestrial gaming establishments in the physical world (casinos, racinos, cruise ships, etc.) and to providers of gaming devices such as electronic table games (“ETG’s"). In our GG Digital revenue stream, we license our products to gaming establishments in the virtual world (online casinos and other gaming-related websites) where online gaming is not illegal.

Proprietary Table Games. Casinos use Proprietary Table Games together with or in lieu of other games in the public domain (e.g. Blackjack, Craps, Roulette, etc.) because of their popularity with players and to increase profitability. Typically, Proprietary Table Games are grouped into two product types referred to as “Side Bets” and “Premium Games.” Side Bets are proprietary features and wagering options typically added to public domain games such as baccarat, pai gow poker, craps and blackjack table games. Examples of our Side Bets include 21+3®, Lucky Ladies®, and Bonus Craps™. Premium Games are unique stand-alone games with their own set of rules and strategies. Examples of our Premium Games include Heads Up Hold ’em®, High Card Flush®, Cajun Stud®, Three Card Poker®, and EZ Baccarat. Generally, Premium Games generate higher revenue per table placement for us than do the Side Bet games.

Enhanced Table Systems. Enhanced Table Systems are electronic enhancements used on casino table games to add to player appeal and to enhance game security. An example in this category is our new Galaxy Operating System (“GOS”), an advanced electronic system installed on gaming tables designed to collect data by detecting player wagers and other game activities. This information is processed and used to improve casino operations by evaluating game play, to improve dealer efficiency and to reward players through the offering of jackpots and other bonusing mechanisms. Typically, the GOS system includes an electronic video display, marketed by Galaxy as the Lunar Table Display ("LTD"), which shows game information designed to generate player interest and to promote various aspects of the game. The GOS system can also be used to network numerous gaming tables together into a common system either within a casino or through the interconnection of multiple casinos. Our new systems utilize off-the-shelf computer hardware and are developed using widely supported programming languages so as to be easily reviewable by the gaming laboratories that certify these types of products for use in casinos. Additionally, GOS also allows us to add new functionality as periodic releases without the need to replace the fundamental hardware or software supporting the platform.

Product Strategy. In the physical casino market, we have a “three-dimensional” growth strategy. First, we seek to increase the number of casinos we serve with our Proprietary Table Games and Enhanced Table Systems. Second, within a casino, we seek to increase the number of tables on which we have placements. Finally, by adding our enhanced systems to tables that already have our content, we can increase the billable units per table. For example, on a blackjack table that has one of our side bets, we can add a second side bet and a progressive jackpot for each side bet, thereby increasing the billable units for that table from one to four. Our current product placements are heavily concentrated around blackjack, and we have developed or licensed side bets and other game content to address other table game categories such as baccarat, roulette and craps.

iGaming Strategy. Our iGaming strategy is centered on maximizing content distribution across a wide array of online platforms. The iGaming content mirrors the offerings of land-based games and our customer in this channel base spans both business to consumer ("B2C") and business to business ("B2B") models. This dual approach enables us to forge direct partnerships with random number generator ("RNG") operators while also leveraging our global presence through B2B Live Dealer collaborations. In the digital gaming world, a "skin" refers to a uniquely branded and marketed casino URL. Operators often manage multiple skins to cater to diverse markets and themes. Our strategy focuses on expanding our content reach across as many skins as possible and maximizing the number of our games featured on each skin. Looking forward, we anticipate further legalization of online gaming across additional U.S. states, creating opportunities for our partners to engage a broader audience, however such expansion of iGaming is dependent on state and local legislators and regulators.

Recurring Revenue and Gross Profit

A majority of our clients contract with us to use our products and services on a month-to-month or annual basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for substantially all of our total revenues in 2024. In 2023, we entered into perpetual license arrangements with a large customer where the customer paid an amount up front for hardware required to operate our products and to have a perpetual right to use our gaming systems. In 2024 and 2023, these perpetual license transactions accounted for 11% and 13%, respectively, of our total net revenues.

In general, our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations. For the game content that we license from third parties, we pay royalties to game owners whose content we re-license to casino operators. Depending on the relationship between Galaxy and the licensor, those royalties are either deducted from gross revenue to arrive at net revenue or are included in operating expenses.

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

Increase our per unit revenues by leveraging our Enhanced Table Systems. Our Enhanced Table Systems are placed on tables where we already have our side bet or premium game content deployed. By adding our Enhanced Table Systems, we increase the revenue we earn from that table. Gaming operators deploy the Enhanced Table Systems because they generally increase the win for the casino by an amount that significantly exceeds the cost to license the system from us. Our product strategy includes making Electronic Table Systems that support a multitude of side bets and premium games across several casino game segments (e.g., blackjack, craps, roulette, baccarat, etc.).

Expand the number of markets we serve. We have made continuous efforts to obtain licensure in new markets.

Grow our iGaming content and partner base. We intend to increase our revenues from iGaming in several ways. First, we expect that our existing licensees will see growth in their current markets while adding new markets in the U.S. and elsewhere. Second, we intend to add new licensees in the iGaming segment. And finally, we intend to add to the number of games that we license to both existing and new licensees.

Promote the use of our game content in adjacent gaming markets. We have proprietary table game content that is well-known and popular in physical casinos and online casinos. One example is the Electronic Table Games (“ETG”) market, which offers table game content on touch-screen video devices. As casinos face rising labor costs, traditional table games that require one or more physical dealers can become unprofitable at low bet minimums, and casinos expanded the use of ETGs to address this opportunity. Another example is lotteries (both ticket lotteries and iLotteries), where our well-known game content may attract patrons to lotteries as another way to enjoy it. There may be regulatory restrictions on the use of casino gaming content in certain lottery markets, but the addressable market is incremental even excluding these markets.

COMPETITION

We compete with several companies that develop and provide proprietary table games, electronic gaming platforms, game enhancements and related services. We believe that the principal competitive factors in our market include products and services that appeal to casinos and players, jurisdictional approvals and a well-developed sales and distribution network.

We believe that our success will depend upon our ability to remain competitive in our field. Competition can be based on price, brand recognition, player appeal and the strength of underlying intellectual property and superior customer service. Larger competitors may have longer operating histories, greater brand recognition, more firmly established supply relationships, superior capital resources, wider distribution channels and better product inventory than we do. Smaller competitors may be more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. We compete with others in efforts to obtain or create innovative products, obtain financing, acquire other gaming companies, and license and distribute products. We compete on these bases, as well as on the strength of our sales, service and distribution channels.

Our land-based competitors include, but are not limited to, Light & Wonder, Inc.; International Game Technology; Play AGS, Inc.; TCS/John Huxley; Aces Up Gaming LLC; and Masque Publishing. Most of these competitors are larger than we are, have more financial resources than we do, have more business segments than we do, and have the ability to combine multiple products and provide discounts in connection with the combinations. In addition, we expect additional competitors to emerge in the future. There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

Unlike our land-based operations, we distribute iGaming content from competitors like AGS and select Light & Wonder offerings to partners worldwide. This approach has strengthened our position as a leading global distributor of table games content. To date, we have formed partnerships with some of the world’s largest gaming companies, including, but not limited to Evolution, Pragmatic Play, Playtech, SoftConstruct, Digitain, Bet365, Entain, Flutter, and DraftKings.

SUPPLIERS

We own the content for the majority of our Core Side Bets and Premium Games and we license some games from others, to whom we pay royalty fees when we license those games to others (including in the online gaming sector). We generally have multi-year licensing agreements for this content. With respect to our Enhanced Table Systems, we obtain most of the parts for our products from third-party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our remote field service employees.

In our iGaming business, we license some of our game content from third-party providers for re-licensing to online operators along with the content we own outright. We pay royalties to the owners of the content that we license from them.

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

INTELLECTUAL PROPERTY

Our products and the intellectual property associated with them are typically protected by patents, trademarks, copyrights and non-compete agreements. However, there can be no assurance that the steps we have taken to protect our intellectual property will be sufficient. Further, in the United States certain court rulings may make it difficult to enforce patents around the math relating to casino games, which makes us more dependent on copyrights and trademarks for protection. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States, which could increase the likelihood of infringement. Furthermore, other companies could develop similar or superior products without violating our intellectual property rights. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive, expensive, and distract the attention of management, and there can be no assurance that we would prevail.

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

EMPLOYEES

As of December 31, 2024, we had 47 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel. As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on our website at https://ir.galaxygaming.com by clicking on the tab labeled “SEC Filings.” These reports are made available, without charge, as soon as is reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference into, this Annual Report on form 10-K.

ITEM 1A. RISK FACTORS

The announcement and pendency of our agreement to be acquired by Parent may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

On July 18, 2024, we entered into the Merger Agreement. We are subject to risks in connection with the announcement and pendency of the Merger regardless of whether the Merger is completed, including, but not limited to, the following:

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

The failure to complete the Merger within the expected timeframe or at all may adversely affect our business and our stock price.

The consummation of the Merger is subject to a number of closing conditions, including, among other things, the receipt of certain gaming regulatory approvals. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, regardless of the reason, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Parent limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, or knowingly facilitate (including by way of furnishing non-public information) the submission of any inquiries, regarding, or the making of any inquiry, proposal or offer that constitutes, or would reasonably be expected to lead to, a Takeover Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

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

We have not identified risks from known cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

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

	2024		2023
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	1.90	1.33	3.15	2.30
June 30,	1.60	1.26	2.70	2.34
September 30,	2.84	1.38	3.05	2.50
December 31,	2.84	2.69	2.90	1.40

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

HOLDERS OF OUR COMMON STOCK

As of March 4, 2025, we had 25,115,299 shares of our common stock issued and outstanding and 38 stockholders of record. The number of holders of record does not include stockholders for whom shares were held in “nominee” or “street name.”

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. Our credit facility impose significant restrictions on our ability to pay dividends.

TRANSFER AGENT

Our stock transfer agent and registrar is Pacific Stock Transfer Company located at 6725 Via Austi Parkway, Suite 300, Las Vegas, Nevada, 89119. Their telephone number is (540) 216-0187.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2024 and 2023. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on casino floors and on legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability and productivity or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, fully-automated electronic tables and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. Our products and services are offered in various highly regulated markets and certain non-regulated (where such is not illegal) markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Agreement and Plan of Merger with Evolution

On July 18, 2024, we entered into the Merger Agreement providing for the Company’s acquisition by Evolution Malta Holding Limited in a cash transaction. The Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. The Merger is expected to be completed in mid-2025, subject to satisfaction or waiver of the closing conditions. Upon completion of the Merger, the Company will become a privately held company and shares of Company’s common stock will no longer be listed on any public market.

Results of operations for the years ended December 31, 2024 and 2023.

Our net revenue consists of the following components:

	Twelve Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$21,028,970	$16,727,597	$4,301,373	25.7%
Perpetual License Sales of Progressive Gaming Systems	3,502,053	3,625,357	(123,304)	-3.4%
Gross Revenue	24,531,023	20,352,954	4,178,069	20.5%
Royalties Netted against Gross Revenue	(3,143,931)	(996,665)	(2,147,266)	215.4%
Total Core Revenue	$21,387,092	$19,356,289	$2,030,803	10.5%

Digital Revenues:
Recurring License Revenue	$14,283,982	$11,378,918	$2,905,064	25.5%
Gross Revenue	14,283,982	11,378,918	2,905,064	25.5%
Royalties Netted against Gross Revenue	(3,933,608)	(2,946,123)	(987,485)	33.5%
Total Digital Revenue	$10,350,374	$8,432,795	$1,917,579	22.7%

Consolidated Revenues:
Recurring License Revenue	$35,312,952	$28,106,515	$7,206,437	25.6%
Perpetual License Sales of Progressive Gaming Systems	3,502,053	3,625,357	(123,304)	-3.4%
Gross Revenue	38,815,005	31,731,872	7,083,133	22.3%
Royalties Netted against Gross Revenue	(7,077,539)	(3,942,788)	(3,134,751)	79.5%
Revenue	$31,737,466	$27,789,084	$3,948,382	14.2%

Costs and expenses
Cost of ancillary products and assembled components	$1,509,776	$1,263,271	$246,505	19.5%
Selling, general and administrative	19,685,457	15,676,628	4,008,829	25.6%
Research and development	1,057,183	823,189	233,994	28.4%
Depreciation and amortization	2,863,507	2,274,461	589,046	25.9%
Stock-based compensation	919,649	1,021,953	(102,304)	-10.0%
Total costs and expenses	26,035,572	21,059,502	4,976,070	23.6%
Income from operations	5,701,894	6,729,582	(1,027,688)	-15.3%
Other income (expense):
Interest income	780,933	611,271	169,662	27.8%
Interest expense	(9,066,203)	(9,063,112)	(3,091)	0.0%
Foreign currency exchange gain (loss)	13,913	(6,099)	20,012	-328.1%
Total other income (expense), net	(8,271,357)	(8,457,940)	186,583	-2.2%
Loss before provision for income taxes	$(2,569,463)	$(1,728,358)	$(841,105)	48.7%
Provision for income taxes	(57,647)	(79,228)	21,581	-27.2%
Net loss	$(2,627,110)	$(1,807,586)	$(819,524)	45.3%

Revenue

Recurring core revenue increased $4,301,373, or 25.7% for the twelve months ended December 31, 2024, as compared to the same period in the prior year. This growth was primarily driven by favorable revenue from our EZ Baccarat distribution arrangement, which began in September 2023, along with the continued success of our side bets and progressive products. Royalties netted against gross core revenue increased $2,147,266 for the twelve months ended December 31, 2024, as compared to the same period in the prior year. This increase was attributable to royalties paid on our EZ Baccarat revenues. Perpetual license sales of our progressive gaming systems was $3,502,053, representing a 3.4% percent decrease for the twelve months ended December 31, 2024, as compared to the same period in the prior year. Gross digital revenues of $14,283,982, increased $2,905,064, or 25.5% for the twelve months ended December 31, 2024, as compared to the same period in the prior year. This favorable growth reflects the ongoing expansion of digital content into new markets and the continued success of our competitive branded products, particularly the well-known 21+3. Net of royalties, digital revenues increased to $1,917,579, representing growth of 22.7% for the twelve months ended December 31, 2024, as compared to the same period in the prior year.

Cost and Expenses

Cost of ancillary products and assembled component expense increased $246,505, or 19.5% for the twelve months ended December 31, 2024, as compared to the same period in the prior year. This increase is primarily driven by product mix, with a larger proportion of lower-margin items sold. Additionally, there was a secondary impact from higher component costs related to the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased $4,008,829, or 25.6% for the twelve months ended December 31, 2024, as compared to the same period in the prior year. This change was due to expenses associated with special projects of $3,489,955, notably legal expenses incurred related to the acquisition by Evolution and to a lesser extent driven by higher internal labor and related expenses (base salary, commissions, payroll-related taxes, bonus accrual and travel), increased repair and maintenance costs of leased machines, and increased information technology costs. Without the costs associated with the acquisition by Evolution and excluding the related transaction fees of $3,489,955, selling, general, and administrative expenses increased $518,874, or 3% for the twelve months ended December 31, 2024, as compared to the same period in the prior year.

Research and development expenses for the twelve months ended December 31, 2024, were $1,057,183 compared to $823,189 for the comparable prior-year period, representing an increase of $233,994, or 28.4%. This increase was driven by higher payroll costs due to increased headcount, employee bonuses, and the ongoing development of internal software placed in service.

Depreciation and amortization increased $589,046, or 25.9% for the twelve months ended December 31, 2024, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased 10.0% for the twelve months ended December 31, 2024, as compared to the same period in the prior year. The decrease was primarily due to changes in the level and composition of stock-based compensation paid to members of our Board of Directors in 2024, which included a reduction in the number of board members for part of the year. Additionally, lower stock-based compensation for employees and consultants contributed to the decline.

Interest expense remained relatively flat at $9,066,203 for the twelve months ended December 31, 2024, as compared to interest expense of $9,063,112 for the comparable prior-year period. Interest income increased 27.8% compared to the prior year period, benefitting from higher cash balances and interest rate fluctuations.

Income tax provision was $57,647 for the twelve months ended December 31, 2024, compared to income tax provision of $79,228 for the comparable prior-year period. The decrease in expense is primarily driven by the increase in loss before provision for income taxes.

Primarily as a result of the factors described above, we had a net loss of $2,627,110 for the twelve months ended December 31, 2024, as compared to a net loss of approximately $1,807,586 for the same period in the prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Adjusted EBITDA includes adjustments to net loss to exclude interest, income taxes, depreciation, amortization, stock-based compensation, foreign currency exchange (gain), and severance and other expenses related to litigation. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of "U.S. GAAP" net income to Adjusted EBITDA is as follows:

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2024	2023
Net loss	$(2,627,110)	$(1,807,586)
Interest expense	9,066,203	9,063,112
Interest income	(780,933)	(611,271)
Provision for income taxes	57,647	79,228
Depreciation and amortization	2,863,507	2,274,461
EBITDA	8,579,314	8,997,944
Stock-based compensation (1)	919,649	1,021,953
Employee severance costs and other expenses (2)	24,482	474,798
CEO transition expenses (3)	8,200	128,106
Professional fees, acquisition costs and other (4)	3,489,955	5,969
Loss on disposal of assets (5)	33,245	—
Foreign exchange (gain) loss (6)	(13,913)	6,099
Adjusted EBITDA	$13,040,932	$10,634,869

(1) Represents the non-cash expense associated with the value of equity awards granted to employees, directors and consultants by the Company.

(2) Represents costs associated with the severance of employees.

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

As of December 31, 2024, we had total current assets of $24,171,920 and total assets of $41,010,731. As of December 31, 2023, we had total current assets of $22,156,035 and total assets of $40,475,800. The increase in current assets as of December 31, 2024, compared to December 31, 2023, was due to the increased cash and cash equivalents driven by cash provided by operating activities and increased accounts receivable. The increase in total assets as of December 31, 2024, compared to December 31, 2023, was primarily due to the increase of current assets noted above and offset by a decrease in other intangible assets and operating lease right-of-use assets as a result of amortization in 2024.

Our total current liabilities as of December 31, 2024, increased to $6,602,744 from $4,875,967 as of December 31, 2023, primarily due to an increase in accounts payable related to professional fees in connection with the acquisition by Evolution.

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

Our operating activities provided cash of $4,098,634 for the year ended December 31, 2024, compared to cash provided of $2,729,477 for the year ended December 31, 2023. This change is attributable to a favorable variance of $1,726,976 in use of assets and liabilities that relate to operations. Additionally, depreciation and amortization increased $589,046 related to increased capitalization of intangible assets and offset by a $102,304 decline in stock-based compensation from the vesting of stock options and a $70,862 decrease in reserve for credit losses.

Investing activities used cash of $1,622,604 for the year ended December 31, 2024, and $2,955,681 for the year ended December 31, 2023. This decrease in cash used was primarily due to the increase in the transfer of title of assets deployed at client locations to perpetual license customers in conjunction with a decrease in cash used for the acquisition of assets deployed.

Cash used in financing activities for the year ended December 31, 2024, was $886,126. This compares to $1,367,304 cash used by financing activities for the twelve months ended December 31, 2023. The decrease in cash used was primarily due to the absence of principal payments on our borrowings based on the "Excess Cash Flow" calculation as defined by the terms in the Fortress Credit Agreement (Note 9), in the 2024 period.

Credit Facility. In November 2021, we entered into a $60,000,000 senior secured term loan agreement. Subsequent to December 31, 2024, we entered into a new credit agreement that provides for a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan. On January 6, 2025, we borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the previous term loan agreement, which was terminated.

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

Off-balance sheet arrangements. As of December 31, 2024, there were no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Galaxy Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 21, 2025

We have served as the Company’s auditor since 2020.

GALAXY GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

ASSETS	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$18,118,043	$16,691,514
Accounts receivable, net of allowance of $154,729 and $200,192, respectively	4,719,717	4,173,990
Income tax receivable	96,212	80,718
Prepaid expenses	1,237,948	1,209,813
Total current assets	24,171,920	22,156,035
Property and equipment, net	69,916	98,053
Operating lease right-of-use assets	533,163	785,543
Assets deployed at client locations, net	3,334,266	3,268,294
Goodwill	1,091,000	1,091,000
Other intangible assets, net	11,443,753	12,755,735
Other assets	366,713	321,140
Total assets	$41,010,731	$40,475,800
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,646,153	$1,002,061
Accrued expenses	2,828,290	2,584,231
Revenue contract liability	—	167,014
Current portion of operating lease liabilities	286,019	268,541
Current portion of long-term debt	842,282	854,120
Total current liabilities	6,602,744	4,875,967
Long-term operating lease liabilities	297,714	585,879
Long-term debt and liabilities, net	54,120,183	53,196,585
Deferred tax liabilities, net	44,429	60,790
Total liabilities	61,065,070	58,719,221
Commitments and Contingencies (See Note 10)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,115,299 and 24,845,439 shares issued and outstanding, respectively	25,115	24,846
Additional paid-in capital	19,948,363	18,972,901
Accumulated deficit	(39,751,236)	(37,124,126)
Accumulated other comprehensive loss	(276,581)	(117,042)
Total stockholders’ deficit	(20,054,339)	(18,243,421)
Total liabilities and stockholders’ deficit	$41,010,731	$40,475,800

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended
	December 31, 2024	December 31, 2023
Revenue:
Licensing fees	$31,737,466	$27,789,084
Total revenue	31,737,466	27,789,084
Costs and expenses:
Cost of ancillary products and assembled components	1,509,776	1,263,271
Selling, general and administrative	19,685,457	15,676,628
Research and development	1,057,183	823,189
Depreciation and amortization	2,863,507	2,274,461
Stock-based compensation	919,649	1,021,953
Total costs and expenses	26,035,572	21,059,502
Income from operations	5,701,894	6,729,582
Other income (expense):
Interest income	780,933	611,271
Interest expense	(9,066,203)	(9,063,112)
Foreign currency exchange gain (loss)	13,913	(6,099)
Total other expense, net	(8,271,357)	(8,457,940)
Loss before provision for income taxes	(2,569,463)	(1,728,358)
Provision for income taxes	(57,647)	(79,228)
Net loss	(2,627,110)	(1,807,586)
Foreign currency translation adjustment	(159,539)	51,612
Comprehensive loss	$(2,786,649)	$(1,755,974)

Net loss per share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

Weighted-average shares outstanding:
Basic	25,715,409	25,542,214
Diluted	25,715,409	25,542,214

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, January 1, 2023	24,411,098	$24,411	$17,575,396	$(35,316,540)	$(168,654)	$(17,885,387)
Net loss	—	—	—	(1,807,586)	—	(1,807,586)
Foreign currency translation income	—	—	—	—	51,612	51,612
Stock options exercised	289,500	290	375,697	—	—	375,987
Stock-based compensation	144,841	145	1,021,808	—	—	1,021,953
Balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net loss	—	—	—	(2,627,110)	—	(2,627,110)
Foreign currency translation loss	—	—	—	—	(159,539)	(159,539)
Surrender of options	—	—	—	—	—	—
Stock options exercised	38,333	38	56,044	—	—	56,082
Stock-based compensation	231,527	231	919,418	—	—	919,649
Balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2024 AND 2023

	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(2,627,110)	$(1,807,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,863,507	2,274,461
Amortization of right-of-use assets	252,379	243,509
Amortization of debt issuance costs and debt discount	1,523,598	1,515,139
Bad debt (recovery) expense	(36,563)	34,299
Loss on disposal of property & equipment	33,245	—
Deferred income tax	(16,360)	(11,611)
Stock-based compensation	919,649	1,021,953
Changes in operating assets and liabilities:
Accounts receivable	(504,868)	(758,536)
Income tax receivable	(49,528)	1,108,132
Prepaid expenses and other current assets	302,235	1,159,849
Other assets	81,233	(47,817)
Accounts payable	1,516,825	(127,808)
Accrued expenses	278,093	(1,774,366)
Revenue contract liability	(167,014)	150,347
Operating lease liabilities	(270,687)	(250,488)
Net cash provided by operating activities	4,098,634	2,729,477
Cash flows from investing activities:
Investment in internally developed software	(705,501)	(697,350)
Acquisition of property and equipment	(56,607)	(15,494)
Acquisition of assets deployed at client locations	(2,043,314)	(3,079,858)
Transfer of title of assets deployed at client locations to perpetual license customer	1,182,818	837,021
Net cash used in investing activities	(1,622,604)	(2,955,681)
Cash flows from financing activities:
Payments of debt issuance costs	—	(56,256)
Proceeds from stock option exercises	56,082	375,987
Principal payments on long-term debt	(942,208)	(1,687,035)
Net cash used in financing activities	(886,126)	(1,367,304)
Effect of exchange rate changes on cash	(163,375)	47,509
Net increase (decrease) in cash and cash equivalents	1,426,529	(1,545,999)
Cash and cash equivalents – beginning of period	16,691,514	18,237,513
Cash and cash equivalents – end of period	$18,118,043	$16,691,514
Supplemental cash flow information:
Cash paid for interest	$7,542,605	$7,606,450
Cash paid for income taxes	$123,536	$84,850
Supplemental schedule of non-cash activities:
Insurance acquired under note payable	$330,370	$378,000
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,302

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games, side bets, and associated technology, platforms and systems for the casino and iGaming industries. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability and productivity, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online and land-based casinos worldwide with products currently present in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa, and to cruise ships exploring the world's oceans. We license our products and services for use in regulated land-based gaming markets. We also license our content and distribute content from other companies to iGaming operators in gaming markets throughout the world where iGaming is not illegal.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. The Merger is expected to be completed in mid-2025, subject to satisfaction or waiver of the closing conditions.

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

For the years ended December 31, 2024 and 2023, there was no material activity in allowance for credit losses.

Assets deployed at client locations, net. Our Enhanced Table Systems are assembled by us and accounted for as assemblies in process until deployed at our casino clients’ premises. Assemblies in process are maintained at the Company and externally at third-party warehouses. Once deployed and placed into service at client locations, the assets are transferred from assemblies in process and reported as assets deployed at client locations. These assets are stated at cost, net of accumulated depreciation. Depreciation on assets deployed at client locations is calculated using the straight-line method over a three-year period and commences on the date they are transferred to the client location.

Property and equipment, net. Property and equipment are being depreciated over their estimated useful lives (three to five years) using the straight-line method of depreciation (Property and equipment are analyzed for potential impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable and exceeds their fair value.)

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the years ended December 31, 2024 and 2023.

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

Research and development. Research and development costs related primarily to software product development costs and is expensed as incurred until ready for its intended use.

Foreign currency translation. The functional currency for PGP is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the Consolidated Statements of Operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholders’ Deficit.

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

Segment information. Operating segments are defined as components of our enterprise for which separate financial information is regularly reviewed by the Chief Operating Decision Maker ("CODM"), CEO, Matthew Reback, to assess performance and make operational decisions. Currently, we have two revenue streams—land-based gaming and online gaming—that are aggregated into a single reporting segment based on their similar economic characteristics, products, and distribution methods.

The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is the primary performance metric for the reporting segment. Additionally, the CODM reviews reporting segment revenue in conjunction with consolidated revenues, expenses, and net income (loss) to assess performance. The information provided by the new CFO in the monthly reporting package is the same information the CODM has received in the past. The accounting policies of the reporting segment are consistent with those described in the summary of significant accounting policies.

As of fiscal year 2024, the Company is adopting new segment expense disclosure requirements under Accounting Standards Update ("ASU") 2023-07.

Stock-based compensation. We recognize compensation expense for all restricted stock and stock option awards made to employees, directors and independent contractors. The fair value of restricted stock is measured using the closing price of our stock on the business day immediately preceding the grant date. The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. We estimate volatility based on historical volatility of our common stock, and estimate the expected term based on several criteria, including the vesting period of the grant and the term of the award. We estimate employee stock option exercise behavior based on actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when some or all of the Company's deferred tax assets do not meet the more-likely-than-not threshold of being realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent our analysis indicates that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2024, and 2023, we recorded a full valuation allowance against certain deferred assets.

In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates. We recognize the tax benefit from an uncertain tax position if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on an evaluation of the technical merits of the position, which requires a significant degree of judgment.

Recently issued accounting pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”), which is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. ASU 2023-07 provides for improved financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. The Company has included the adoption of this new accounting guidance in its consolidated financial statements and footnote disclosures. See Note 13.

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

From time to time, the Company licenses intellectual property from third-party owners and re-licenses that intellectual property to its casino clients. In these arrangements, the Company usually agrees to pay the owner of the intellectual property a royalty based on the revenues the Company receives from licensing the intellectual property to its casino clients. Depending on the relationship between Galaxy and the licensor, those royalties are either deducted from gross revenue to arrive at net revenue or are included in operating expenses.

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the years ended December 31, 2024 and 2023. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented.

	Twelve Months Ended December 31,
	2024	2023
The Americas	$19,132,584	$16,977,266
Europe, Middle East and Africa	12,604,882	10,811,818
Total revenue	$31,737,466	$27,789,084

Contract liabilities. Amounts billed and cash received in advance of performance obligations fulfilled are recorded as contract liabilities and recognized as performance obligations are fulfilled.

On May 10, 2023, the Company and a customer entered into an amended and restated agreement (the “Agreement”). The Agreement amends and restates a previous agreement between the Company and the customer, dated June 2, 2015, for the provision of licenses for certain table game content and related intellectual property which the Company, succeeded to as successor in interest by merger with PGP.

The Agreement guarantees a minimum payment from the customer of €6,000,000 (converted to approximately $6,249,360 as of December 31, 2024) per each year ended March 31, for years 1 through 4 of the contract. The amount is to be billed and paid based on minimum monthly payments of €500,000 (converted to approximately $520,780 as of December 31, 2024). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. For the year ended December 31, 2024, the Company did not recognize any deferred revenue as monthly usage amounts came in higher than the minimum monthly payments.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $1,454,066, $1,091,068, and $1,107,544 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Royalty agreements. For the years ended December 31, 2024 and 2023, license royalty payments of $7,077,539, and $3,942,788, respectively, are recorded net in revenue.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture and fixtures	$74,604	$110,060
Automotive vehicles	171,671	171,671
Office and computer equipment	165,607	165,607
Leasehold improvements	35,531	35,531
Property and equipment, gross	447,413	482,869
Less: accumulated depreciation	(377,497)	(384,816)
Property and equipment, net	$69,916	$98,053

For the years ended December 31, 2024, and 2023, depreciation expense related to property and equipment was $51,500 and $60,879, respectively.

NOTE 5. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following:

	December 31,	December 31,
	2024	2023
Enhanced table systems	$3,174,924	$2,604,290
Assemblies in process	1,809,276	1,763,344
Less: accumulated depreciation	(1,649,934)	(1,099,340)
Assets deployed at client location, net	$3,334,266	$3,268,294

For the years ended December 31, 2024 and 2023, depreciation expense related to assets deployed at client locations was $794,524, and $374,251, respectively.

Assets deployed at client locations includes assemblies in process.

NOTE 6. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following:

	December 31,	December 31,
	2024	2023
Patents	$13,507,338	$13,507,799
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	2,137,847	1,432,397
Other intangible assets, gross	35,227,008	34,522,019
Less: accumulated amortization	(23,783,255)	(21,766,284)
Other intangible assets, net	$11,443,753	$12,755,735

For the years ended December 31, 2024 and 2023, amortization expense related to the finite-lived intangible assets was $2,017,483, and $1,839,211, respectively. As of December 31, 2024 and 2023, $153,724 and $272,395 of intangible assets have not been placed into service and remain unamortized at the end of each respective period.

Estimated future amortization expense is as follows:

Years Ended December 31,	Total
2025	$2,209,949
2026	2,063,922
2027	1,797,408
2028	1,594,863
2029	1,179,543
Thereafter	2,598,068
Total	$11,443,753

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Commissions and royalties	$1,080,787	$641,161
Payroll and related	1,354,494	1,350,956
Interest	-	41,921
Other	393,009	550,193
Total accrued expenses	$2,828,290	$2,584,231

NOTE 8. LEASES

We have operating leases for our corporate office, two satellite facilities in the state of Washington and for certain office equipment. We account for lease components (such as rent payments) separately from the non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). The discount rate represents the interest rate implicit in each lease or our incremental borrowing rate at lease commencement date.

As of December 31, 2024, no renewal option periods were included in any estimated minimum lease terms as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 5 months to 27 months. Some of these leases contain options that allow us to extend or terminate the lease agreement.

Supplemental balance sheet information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Operating leases:
Operating lease right-of-use lease assets	$533,163	$785,543

Operating lease current liabilities	$286,019	$268,541
Operating lease long-term liabilities	297,714	585,879
Total operating lease liabilities	$583,733	$854,420

Weighted-average remaining lease term in years:
Operating leases	1.98	3.12
Weighted-average discount rate:
Operating leases	4.6%	5.4%

The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost (1)	$290,836	$291,045
(1) Classified as selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Principal and interest payments related to operating leases	$299,595	$290,877

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$26,302

At December 31, 2024, future maturities of our operating lease liabilities are as follows:

Amount
Years ended December 31,
2025	$306,055
2026	302,011
2027	2,985
Total minimum lease payments	611,051
Less: imputed interest	(27,318)
Total operating lease liability	583,733
Less: current portion	(286,019)
Long-term portion	$297,714

NOTE 9. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
Fortress credit agreement	$57,576,929	$58,176,929
Insurance notes payable	242,282	254,120
Long-term debt and liabilities, gross	57,819,211	58,431,049
Less: Unamortized debt issuance costs	(2,856,746)	(4,380,344)
Long-term debt and liabilities, net of debt issuance costs	54,962,465	54,050,705
Less: Current portion of long-term debt	(842,282)	(854,120)
Long-term debt and liabilities, net	$54,120,183	$53,196,585

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

The Fortress Credit Agreement bears interest at a rate equal to, at the Company’s option, either (a) LIBOR (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target, or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate,” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target. The Fortress Credit Agreement has a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement are guaranteed by the Company’s subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement requires, among other things, principal payments of $150,000 per quarter and includes an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contains affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Company was required to maintain a Total Net Leverage Ratio of no more than 5.00x for the quarter ended December 31, 2024. As of December 31, 2024, the Company was in compliance with the covenants in the Fortress Credit Agreement. The Fortress Credit Agreement has no prepayment penalty after November 15, 2023.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions. For purposes of calculating earnings per share, the Warrants are considered outstanding.

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

As of December 31, 2024, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2025	$842,282
2026	56,976,929
Long-term debt and liabilities, gross	$57,819,211

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the years ended December 31, 2024 and 2023, we had the following client revenue concentrations:

	Location	2024 Revenue	2023 Revenue	Accounts Receivable December 31, 2024	Accounts Receivable December 31, 2023
Client A	Europe	20.4%	20.9%	$1,186,528	$565,253
Client B	North America	9.5%	12.0%	$686,133	$631,507

Employment agreement amendment. On November 6, 2023, the “Company”, entered into an Employment Agreement, effective November 13, 2023, with Matt Reback to act as the Company’s President and Chief Executive Officer. The Agreement, among other things (i) sets the term of his employment for the period from November 13, 2023, through November 13, 2026; (ii) provides for base compensation of $350,000 per year; (iii) provides for bonuses and a minimum guaranteed bonus of $80,000 for 2024; (iv) provides for other benefits for Mr. Reback; (v) provides for a grant of base options to purchase 400,000 shares of the Company’s restricted common stock; and, (vi) provides for Mr. Reback to be eligible to earn certain additional Long-Term Incentive Stock Grants based on achievement of certain business performance criteria as established by the Board.

Mr. Reback replaced Todd Cravens, who was the President and Chief Executive Officer. Effective November 10, 2023, Mr. Cravens’ employment with the Company ended. In connection with the separation of Mr. Cravens’ employment with the Company, the Company and Mr. Cravens executed a severance agreement on November 14, 2023. The severance agreement provided for: (a) a salary continuation of $325,000 payable over 26 biweekly payments, which began in November 2023 and ended in November 2024; (b) extended ability to exercise previously vested options to May 31, 2024, which he did not exercise; (c) continued coverage under the

Company’s health plan, for up to 12 months, which ended December 2024, he did not elect extension coverage; (d) for providing transition services for the company, Mr. Cravens was paid $115,000 payable as follows: (i) $75,000 paid in November 2023; and (ii) the remaining $40,000 in equal monthly payments beginning December 2023 through August 2024. The total severance compensation paid to Mr. Cravens was $117,000 in 2023 and $323,000 in 2024, respectively.

On May 22, 2024, the Company, entered into an Employment Agreement, effective May 28, 2024, with Steven Kopjo, to become the Company’s Chief Financial Officer, and subject to applicable gaming regulatory approvals, Secretary and Treasurer. The Agreement, among other things (i) sets the term for the employment period from May 28, 2024, through May 28, 2027; (ii) provides for base compensation of $250,000 per year; (iii) provides for other customary benefits; and, (iv) provides for a grant of base options to purchase 300,000 shares of Employer’s common stock with a strike price equal to the price per share of Employer’s common stock as reported on OTC Markets on the date such option is granted, which option will vest as follows: (a) as to the first 100,000 shares of stock, on May 28, 2025, (b) as to the next 100,000 shares of stock, on May 28, 2026, (c) as to the next 100,000 shares of stock, on May 28, 2027, all pursuant to the terms of a Stock Option Grant Agreement to be entered into by and between the Company and Mr. Kopjo.

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

NOTE 11. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2024 and 2023:

	2024	2023
U.S. (loss)	$(10,051,064)	$(7,356,941)
Non-U.S. income	7,481,601	5,628,583
Loss before income taxes	$(2,569,463)	$(1,728,358)

	2024	2023
Current:
Federal	$(17,309)	$—
State	2,393	3,360
Foreign	117,899	87,479
Total current	102,983	90,839
Deferred:
Federal	8,993	(5,347)
State	(25,353)	(6,264)
Total deferred	(16,360)	(11,611)
Noncurrent:
Federal	(28,976)	—
Total Noncurrent	(28,976)	—
Provision for income taxes	$57,647	$79,228

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Tax provision computed at the federal statutory rate	$(458,856)	$(301,859)
Foreign rate differential	52,559	37,042
State income tax, net of federal benefit	13,719	(18,142)
Share based compensation	—	(38,517)
Other permanent items	660,115	18,880
Credits	(205,311)	(161,989)
State tax true ups	(40,157)	(194,415)
Other rate changes, net of benefit	(28,859)	37,582
Change in valuation allowance	64,437	700,646
Provision for income taxes	$57,647	$79,228

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2024 and 2023:

	2024	2023
Deferred Tax Assets:
Right-of-use asset	$119,719	$174,188
Net operating loss	403,289	605,773
Share based compensation	459,640	384,078
Intangible assets	103,274	244,130
Tax credits	638,363	443,433
Capitalized R&D Cost	407,919	255,079
Accruals and reserves	107,861	132,076
Debt issuance costs	128,645	136,226
Other	70,527	55,195
Total deferred tax assets	2,439,237	2,430,178

Total valuation allowance	(2,102,373)	(2,037,936)

Deferred Tax Liabilities:
Right-of-use liability	(131,074)	(189,461)
Prepaid assets	(103,921)	(102,757)
Basis difference in fixed assets	(128,115)	(141,302)
Other	(18,183)	(19,512)
Total deferred tax liabilities	(381,293)	(453,032)
Net deferred tax liabilities	$(44,429)	$(60,790)

As of December 31, 2024, the Company recognized federal and state net operating loss carryforwards of $1,353,800 and $2,112,699, respectively. The majority of the state carryforward amounts will begin to expire in 2040, while some state net operating losses have an indefinite carryforward period. The federal carryforward does not expire and subject to utilization in future periods up to 80% of federal taxable income.

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

A significant piece of objective negative evidence evaluated was the three-year cumulative loss position the company is in as of the period ended December 31, 2024. Such objective negative evidence limits the ability to consider other more subjective evidence such as projections of future income. The amount of the deferred tax asset considered realizable could be adjusted in future periods if the objective negative evidence of a cumulative loss is no longer present, and more weight is given to subjective evidence such as future income and growth.

Upon assessing all of the relevant evidence, the Company determined it has not met the more-likely-than-not threshold to support the realization of all or part of its deferred tax assets. The Company has recorded a valuation allowance against certain of its deferreds in the amount of $2,102,373. The current-year change resulted in additional tax expense of $64,437, which impacted the Company’s effective tax rate by (2.95)%.

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of deferred tax liabilities, net in the accompanying consolidated financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2024 and 2023:

	2024	2023
Beginning balance	$30,909	$30,909
Decreases related to tax positions taken of the prior years	(28,975)	—
Ending balance	$1,934	$30,909

Our total liability for unrecognized gross tax benefits was $1,934 at December 31, 2024. We are subject to examination by the Internal Revenue Service for fiscal years 2021 and thereafter. For states within the U.S. in which we conduct significant business, we generally remain subject to examination for fiscal years 2021 and thereafter, unless extended for longer periods under state laws. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2024 and 2023, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2024 and 2023, as such amounts would be immaterial, if any.

NOTE 12. STOCK-BASED COMPENSATION

On July 15, 2024, the Board approved an amendment to the 2014 Plan to extend the term of the Plan for an additional ten years, effective as of January 1, 2024. The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. At December 31, 2024, a total of 10,550,750 shares of our common stock were authorized for issuance. At December 31, 2024, 2,577,675 shares remained available for issuance as new awards under the 2014 Plan.

Stock Options

During the years ended December 31, 2024 and 2023, we issued 440,000 and 445,000 options to purchase our common stock, respectively, to executive officers, employees and independent contractors. The fair value of all stock options granted for the years ended December 31, 2024 and 2023, was determined to be $384,892 and $470,205, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued For the Twelve Months Ended December 31, 2024	Options Issued For the Twelve Months Ended December 31, 2023
Dividend yield	0%	0%
Expected volatility	61.62% - 62.71%	55.56% - 62.43%
Risk-free interest rate	4.17% - 4.56%	3.82% - 4.66%
Expected life (years)	5.0	5.0

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding -- December 31, 2023	1,540,001	$2.70	3.0	$(1,233,541)
Granted	440,000	1.55	-	—
Exercised	(38,333)	1.46	-	—
Forfeited or expired	(366,667)	2.63	-	—
Outstanding -- December 31, 2024	1,575,001	2.43	3.1	$1,144,030
Exercisable -- December 31, 2024	718,326	$3.04	2.1	$311,690

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested – December 31, 2023	798,344	$2.73	2.0	$(662,626)
Granted	440,000	1.55	—	—
Vested	(321,667)	3.17	—	—
Forfeited	(60,002)	3.44	—	—
Unvested - December 31, 2024	856,675	$1.91	2.3	$832,340

As of December 31, 2024, our unrecognized share-based compensation expense associated with the stock options issued was $299,145, which is expected to be amortized over a weighted-average period of 2.3 years.

Restricted Stock Units

During the year ended December 31, 2024, we issued an aggregate of 136,527 restricted shares of our common stock valued at $255,042 to our board members in consideration of their service on the Board. These shares vested immediately on the grant date.

On December 30, 2024, Mr. Reback received 70,000 shares of restricted shares of our common stock, valued at $194,600, which vested immediately on the grant date.

On March 1, 2024, an employee received 36,364 shares of restricted shares of our common stock, valued at $60,001 vesting over a two-year period.

At December 31, 2024 and 2023, unvested restricted shares were 36,364 and 25,001 respectively. There were no forfeitures of vested restricted shares in 2024 or 2023. As of December 31, 2024, there were 2,966,247 restricted shares outstanding.

NOTE 13. SEGMENT

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision maker ("CODM"), CEO, Matthew Reback, to evaluate performance and make operating decisions. We currently have two revenue streams (land-based gaming and online gaming), which are aggregated into one reporting segment. The land-based revenue stream derives its revenues from casinos using our proprietary products to enhance their gaming operations. The online gaming ("iGaming") revenue stream derives its revenues from the licensing and distribution of our content to iGaming operators. The Company has intra-entity sales between subsidiaries. The accounting policies of each revenue stream are the same as those described in the summary of significant accounting policies.

The CODM assesses performance of the revenue streams and allocates resources based on consolidated net income (loss), which is the primary performance metric. Net income (loss) is used to monitor budget versus actual results and assess the performance of the business. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets, which are not allocated to individual revenue streams for performance evaluation by the CODM.

As of fiscal year 2024, the Company is adopting the new requirements under ASU 2023-07, which mandates the disclosure of significant segment expenses. The Company determined the following significant expenses: cost of ancillary products and assembled components, selling, general and administrative, compensation and related expenses, research and development, depreciation and amortization, and stock-based compensation. The CODM reviews these significant expenses as provided in the monthly reporting package.

A summary of segment expense activity is as follows:

	For the Year Ended December 31,
	2024	2023
Revenue:
Total Core Revenue	$21,387,092	$19,356,289
Total Digital Revenue	10,350,374	8,432,795
Consolidated Revenue	$31,737,466	$27,789,084

Cost and expenses
Cost of ancillary products and assembled components	$1,509,776	$1,263,271
Selling, general and administrative	12,057,139	9,251,983
Compensation and related expenses	8,454,485	7,068,118
Research and development	231,016	179,716
Depreciation and amortization	2,863,507	2,274,461
Stock-based compensation	919,649	1,021,953
Total costs and expenses	$26,035,572	$21,059,502

Net loss	$(2,627,110)	$(1,807,586)

NOTE 14. SUBSEQUENT EVENTS

On January 6, 2025, the Company entered into a credit agreement with BMO Bank N.A. ("BMO"), a national banking association. The credit agreement provides for senior secured financing in the aggregate amount of up to $47,000,000, consisting of a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan.

The new credit agreement replaces the Fortress Credit Agreement, which included a term loan with a maturity date of November 13, 2026. On January 6, 2025, the Company borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the previous loan agreement, which was terminated.

Borrowings under the credit agreement bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (1) at a floating rate equal to the base rate (the “Base Rate”) determined by reference to the greatest of: (a) the prime commercial rate announced or otherwise established by BMO, (b) the federal funds rate plus one half of 1%, and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Agreement) plus 1.00%; or (2) at a fixed rate based on Term SOFR with an interest period of one, three or six months (at the Company’s election). The applicable margin for borrowings is determined by reference to a pricing grid based on the Company’s then current Total Funded Debt to EBITDA Ratio (as defined in the credit agreement). The applicable margin for Base Rate loans ranges from 2.0% to 2.5% per annum. The applicable margin for SOFR loans ranges from 3.0% to 3.5% per annum. The Company will pay (i) a commitment fee equal to the applicable margin on the average daily undrawn amount under the new revolving credit facility, and (ii) a one-time closing fee based on the total commitments under the new term loan and new revolving credit facility.

The new term loan and new revolving credit facility will mature on the earlier of (i) January 6, 2030, or (ii) January 6, 2028 if the merger with Evolution Malta Holding Limited is not completed by December 31, 2025.

The credit agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The credit agreement includes financial covenants requiring the Company to maintain a maximum Total Funded Debt to EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, minimum EBITDA, and maximum Capital Expenditures (each as defined in the credit agreement).

The Company’s obligations under the credit agreement are guaranteed by the Company’s domestic subsidiaries, and secured by a first-priority security interest in substantially all of the tangible and intangible personal property of the Company and each subsidiary.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report is not required and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our directors and executive officers, their ages and their appointment date/years in position as of December 31, 2024.

Name	Age	Office(s) Held	Years in Position/Date of Appointment or Commencement
Matthew D. Reback	55	President and Chief Executive Officer	1 year/November 13, 2023
Steven J. Kopjo	42	Chief Financial Officer, Secretary and Treasurer	May 28, 2024
Mark A. Lipparelli	59	Chairman of the Board	7 years/July 26, 2017
Bryan W. Waters	62	Director	9 years/April 1, 2015
Cheryl A. Kondra	51	Director	3 years/December 2, 2021
Meredith Brill	49	Director	2 years/July 13, 2022
Michael Gavin Isaacs	60	Former Director	June 3, 2019 - August 30, 2024

Matthew D. Reback was appointed as our President and Chief Executive Officer on November 13, 2023. Mr. Reback served as the founder and President of Bravery Gaming. Prior thereto Mr. Reback held senior management positions in product management, sales, marketing and operations with AGS, Konami Gaming, Red Rock Casinos (formerly Station Casinos) and Caesars Entertainment. Mr. Reback is a graduate of UCLA and University of San Diego School of Law.

Steven J. Kopjo was appointed as our Chief Financial Officer, Secretary and Treasurer on May 28, 2024. Mr. Kopjo most recently served as the Vice President of Finance at Everi Holdings. Mr. Kopjo began his career at Ernst & Young, earning his CPA license. Mr. Kopjo has an extensive background in finance, accounting, and investor relations, having held key positions at prominent gaming companies, including AGS, Wynn Resorts, and SHFL entertainment (formerly Shuffle Master). Mr. Kopjo is a graduate of the University of Nevada, Las Vegas with a B.S. in Business Administration with a concentration in accounting.

Mark A. Lipparelli has been a Director and our Chairman since July 2017. Mr. Lipparelli currently serves as the Managing Member and Chief Executive Officer of GVII, LLC, a Nevada gaming licensee that manages the Westgate Resort Las Vegas; Managing Member of CAMS, LLC, a technology services company to the online gaming industry; and Managing Member of SBOpco, LLC, a sportsbook company operating as SuperBook. Additionally, Mr. Lipparelli serves as an advisor to various number of operating and investment entities through GVIII, LLC where he is the Managing Member and serves as a member of the Board of Directors of the General Commercial Gaming Regulatory Authority. Mr. Lipparelli has served as a member of the Board of Directors of Golden Entertainment, Inc. Mr. Lipparelli also formerly represented State Senate District 6 in the Nevada Legislature, having been appointed to the post in December 2014, and served on a number of Senate committees. Mr. Lipparelli has also been an appointee to the Nevada Gaming Policy Committee. Between 2009 and 2012, Mr. Lipparelli served as a Board Member and Chairman of the Nevada Gaming Control Board. Between 2002 and 2007, Mr. Lipparelli served in various executive management positions at Bally Technologies, Inc., a gaming technology supply company listed on the NYSE, including as Executive Vice President of Operations. Prior to joining Bally, Mr. Lipparelli served as Executive Vice President and then President of Shuffle Master, Inc., a publicly traded gaming supply company, from 2001 to 2003; as Chief Financial Officer of Camco, Inc., a retail chain holding company, from 2000 to 2001; as Senior Vice President of Entertainment Systems for Bally Gaming, Inc. (a subsidiary of publicly traded Alliance Gaming Corporation), from 1998 to 2000; and various management positions including Vice President of Finance for publicly traded Casino Data Systems from 1993 to 1998. Mr. Lipparelli is a Board Trustee Emeritus of the University of Nevada Foundation, Board Member of the International Center for Responsible Gaming, member of the International Association of Gaming Advisors and a member of the International Masters of Gaming Law. Mr. Lipparelli holds a bachelor’s degree in finance and a master’s degree in economics from the University of Nevada, Reno. The Board considers Mr. Lipparelli qualified to serve on the Board, as he brings over 25 years of experience in the gaming industry, including his service as Chief Executive Officer of a strategic advisory and product development firm and various executive management positions at companies serving the gaming industry. He also provides information security expertise to our Board of Directors through his leadership positions with technology services companies, and contributes his legislative experience with the State Senate and past roles with the Nevada Gaming Control Board.

Bryan W. Waters has been a Director since April 2015. Mr. Waters most recently was Interim CEO of Luminator Technology Group, a globally recognized leader in providing technology solutions that increase intelligence, safety and efficiency for public transit operators. The interim CEO role ended in June 2023. Mr. Waters also oversees Magnolia Lane Partners, LLC, an advisory and asset management firm and company he founded in 2012 and is active in advising several specialty finance entities. Mr. Waters previously served as CEO of Microf, LLC, a fin-tech platform and lease to own provider for the home improvement industry from June 2019 through September 2021. Mr. Waters served as President and Chief Operating Officer of Genesis Financial Solutions, the largest second look private label credit card issuer in the United States, from June 2016 to January 2018. Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees throughout 850 finance centers from June 2015 through June 2016. In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015. Mr. Waters served on the Board of CBV Collection Services, LTD, a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada, prior to his appointment as CEO. In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy claims in the country. At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets. Mr. Waters joined Pacific National Bank, a privately held $2.3 billion 17 branch bank based in San Francisco, in 2006 as President and Chief Executive Officer until its sale to U.S. Bank in October 2009. In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender. Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company in December 2005 to Cash America International, Inc. a NYSE listed company. A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous executive positions throughout his 12 years with the bank, including President of the Southern Nevada region.

The Board considers Mr. Waters to be qualified to serve on the Board given his experience at running, successfully growing and exiting private equity sponsored companies and his skills at building and leading teams to achieve outstanding results using a combination of judgment, experience and enthusiasm.

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

The Board considers Ms. Kondra qualified to serve on the Board based on her more than 25 years’ experience in the gaming industry and audit/compliance field, including in executive and leadership positions, and her ability to build strong teams to address the many audit, Sarbanes Oxley compliance, regulatory and legal issues impacting companies in the gaming sector. As a global audit and compliance leader, Ms. Kondra has earned a reputation for agile, ethical leadership among external auditors, colleagues, and clients for handling domestic and international audit and compliance requirements in publicly traded, startup, and PE-owned companies. A board presenter, team builder, industry speaker, and influential executive often sought to build and strengthen internal audit, she has achieved notable cost savings, with concurrent advances in risk identification, audit integrity, budget reductions, staff empowerment, and standards at Caesars Entertainment, Pinnacle Entertainment, Genting Americas, and Tractor Supply Company.

Meredith Brill is a Director and was appointed to the Board effective July 13, 2022. A graduate of the University of Toronto, Ms. Brill earned a Bachelor's Degree in Applied Science & Engineering in 1997 and a Law Degree from Osgoode Hall at York University in 2000. Ms. Brill is a private investor who focuses on evaluating special situation investments and unique business models. Prior to shifting to investing, she was an experienced Canadian intellectual property lawyer and Patent Agent with a chemical engineering background. Her legal career included all aspects of patent drafting and prosecution, intellectual property portfolio and management strategy, and competitive intelligence research.

The Board considers Ms. Brill’s extensive private investment experience and legal career with a heavy focus on patents and intellectual property qualifies her to serve on the Board.

Michael Gavin Isaacs is a former Director who served as our Compensation Committee Chairperson from June 2019 through August 2024. Mr. Isaacs is also currently a Non-Executive Board of Director of Games Global, Ltd., a company operating in the iGaming area providing content to iGaming operators in regulated markets, and a former gaming industry advisor to Jackpocket, an online lottery app, and PureSoftware, an India-based developer and talent source. Mr. Isaacs previously served as Vice Chairman of the Board of Scientific Games Corporation (“Scientific Games”), a global leader in lottery games and sports betting and technology, from August 2016 until December 2018, and prior to that was a member of the Board of Directors and President and Chief Executive Officer of Scientific Games from June 2014 until August 2016. During his tenure at Scientific Games, Mr. Isaacs oversaw a gaming and lottery entertainment powerhouse that operated under a portfolio of successful brands, including Bally, Barcrest, Global Draw, SG Lottery, Shuffle Master and WMS. Mr. Isaacs was instrumental in Scientific Games’ $5.1 billion acquisition of Bally Technologies in 2014 and in a two-year span helped grow annual revenues from $1.3 billion to $2.9 billion, reflecting a 100 percent increase in social revenue growth which positioned Scientific Games as the No. 2 ranked global social interactive business. Prior to 2014, Mr. Isaacs served as Chief Executive Officer of SHFL Entertainment, Inc. and served as Executive Vice President and Chief Operating Officer of Bally from 2006 through 2011. In 2012, Mr. Isaacs played a key role in Bally’s $1.3 billion acquisition of SHFL entertainment and was pivotal in merging four companies (Scientific Games, Bally, SHFL and WMS) into a single, innovation-driven organization focused on empowering customers by creating the world’s best gaming and lottery experiences. Prior to joining Bally, he held senior roles and key management positions at Aristocrat Leisure Limited (“Aristocrat”) for eight years, including General Manager, Legal and Compliance; General Manager, Marketing and Business Development; and Managing Director, Europe, before becoming Aristocrat’s Americas President in 2003. Mr. Isaacs was a former Non-Executive Director of DraftKings Inc. (NASDAQ:DKNG) from April 2020 to April 2021, and former Chairman of SBTech from January 2019 to April 2020. Mr. Isaacs previously served as a Trustee and the President of the International Association of Gaming Advisors, and as Vice Chairman of the board of directors of the American Gaming Association. Mr. Isaacs has a Masters of Laws degree and an undergraduate degree in Accounting and Financial Systems. Mr. Isaacs brings to the Company experience on public boards of directors and a proven track record of success in leading company turnarounds and establishing companies on strong growth trajectories.

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

The authority and duties of the Compensation Committee include but are not limited to approving the corporate goals and objectives relating to compensation and bonus incentive structure of the Chief Executive Officer and other executive officers and key employees and any company-wide bonus plans; approving any material grants of equity compensation; retaining and terminating any compensation consultant; and reviewing and assessing the adequacy of the Charter.

The members of the Compensation Committee include Mr. Lipparelli and Mr. Waters.

Audit Committee. The Audit Committee met four times during 2024. We have determined that each member of the Audit Committee qualifies as an "independent director" under OTCQB requirements.

The duties of the Audit Committee include but are not limited to: approving the selection of our independent accountants and meeting and interacting with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. The Audit Committee regularly holds executive sessions with the Company’s independent auditors and internal controls consultants at its regular quarterly meetings.

The members of the Audit Committee include Ms. Kondra, Mr. Waters, and Ms. Brill. Mr. Isaacs resigned effective August 30, 2024.

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2024, or as of the date of this report, to the process for recommending nominees to our Board.

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

Code of Ethics. As of December 31, 2024, the Company has not adopted a Code of Ethics for our principal executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company does have in place a new code of conduct which is included in its employee handbook, among other polices. The code of conduct and all other policies within the employee handbook are to be followed by all employees.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2024, there were no reports that were not filed on a timely basis.

Insider Trading Policy. We adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and other covered persons. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with applicable federal securities laws.

Timing of Equity Awards. We do not have any formal policy regarding the timing of awards of stock options, stock appreciation rights and similar option-like instruments. In special circumstances, including the hiring or promotion of an individual, the timing of any equity award grants to executives is tied to the event giving rise to the award (such as an officer’s commencement of employment or promotion effective date). The Compensation Committee may approve grants of equity awards at other times. Neither the Board nor the Compensation Committee takes into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purposes of affecting the value of executive compensation.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan	Non-qualified Deferred Earnings	All Other Compensation(1)	Total
Matthew D. Reback (2) Chief Executive Officer	2024 2023	$350,000 $33,654	$175,000 —	$194,600 —	— $410,863	— —	— —	$42,574 $2,379	$762,174 $446,896
Steven J. Kopjo (3) Chief Financial Officer	2024 2023	$138,461 —	— —	— —	$254,008 —	— —	— —	$8,931 —	$401,400 —
Harry C. Hagerty (4) Former Chief Financial Officer	2024 2023	$147,385 $200,000	$122,400 $100,000	— —	— —	— —	— —	$21,273 $22,173	$291,058 $322,173
Todd P. Cravens Former Chief Executive Officer	2024 2023	— $271,154	— $142,308	— $50,000	— —	— —	— —	$332,260 $149,710	$332,260 $613,172
(1)
For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a defined contribution plan (“401k”). In addition, for Todd P. Cravens, all other compensation includes severance payments made by the Company pursuant to Mr. Cravens' separation, confidentiality, and general release agreement.
(2)
During the year ended December 31, 2024, Mr. Reback was granted 70,000 restricted stock units that vested immediately and were valued on the closing price of the business day immediately preceding the grant date. The fair value of the restricted stock unit grant was $194,600.
(3)
Steven J. Kopjo was appointed CFO, effective May 28, 2024. During the year ended December 31, 2024, Mr. Kopjo was granted options to purchase 300,000 shares of common stock, which vest yearly over a three-year period beginning May 28, 2024. The value of Mr. Kopjo's option awards were based on the closing price of the business day immediately preceding the grant date using the Black-Scholes option pricing model. The fair value of the option grant was $254,008.
(4)
Harry C. Hagerty transitioned from CFO to Strategic Advisor effective May 28, 2024. Mr. Hagerty's salary was reduced throughout 2024.

Outstanding equity awards at fiscal year-end table. The following table summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding for each named executive officer as of December 31, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Matthew D. Reback, CEO (1)	100,000	300,000	—	$1.80	11/13/2028	—	—	—	—
Steven J. Kopjo, CFO (2)	—	300,000	—	$1.50	5/28/2029	—	—	—	—
Harry C. Hagerty, Fomer CFO	200,000	—	—	$3.91	1/3/2027	—	—	—	—
Todd P. Cravens, Former CEO	—	—	—	—	—	—	—	—	—

(1)
Mr. Reback's remaining unvested 300,000 options will vest as follows: (1) 100,000 shares on November 13, 2025, (b) 100,000 on November 13, 2026, and (c) 100,000 shares on November 13, 2027.
(2)
Mr. Kopjo's 300,000 options will vest as follows: (1) 100,000 shares on May 28, 2025, (b) 100,000 on May 28, 2026, (c) 100,000 shares on May 28, 2027.

Compensation of directors table. Board compensation is paid 60% in cash and 40% in stock. Board compensation targets are agreed upon and voted on annually. For the year ended December 31, 2024, the annual compensation target is $127,500 for each non-employee director. Additionally, for 2024, the annual compensation target is $170,000 for the Chair of our Board of Directors and $148,750 for the Audit Committee Chair. The table below summarizes all compensation paid to each named director for the last completed fiscal year.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Mark A. Lipparelli(1)	$102,000	$65,942	$—	$—	$—	$—	$167,942
Bryan W. Waters(2)	$76,500	$49,457	$—	$—	$—	$—	$125,957
Cheryl A. Kondra(3)	$89,250	$57,700	$—	$—	$—	$—	$146,950
Meredith Brill(4)	$76,500	$49,457	$—	$—	$—	$—	$125,957
Michael Gavin Isaacs(5)	$51,000	$32,486	$—	$—	$—	$—	$83,486

(1)
Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017. During the year ended December 31, 2024, Mr. Lipparelli received 34,588 shares of our restricted common stock in quarterly installments valued at $65,942, using the closing price of our stock on the last business day of each quarter. The shares vested immediately on the grant date. Mr. Lipparelli also received cash compensation of $102,000 paid in monthly installments throughout 2024.
(2)
Mr. Waters was appointed to the Board, effective April 1, 2015. During the year ended December 31, 2024, Mr. Waters received 25,941 shares of our restricted common stock in quarterly installments valued at $49,457, using the closing price of our stock on the last business day of each quarter. The shares vested immediately on the grant date. Mr. Waters also received cash compensation of $76,500 paid in monthly installments throughout 2024.
(3)
Ms. Kondra was appointed to the Board effective December 2, 2021, and the Board authorized the issuance of 75,000 restricted shares of our common stock, which vest yearly over a three-year period. During the year ended December 31, 2024, Ms. Kondra received 30,265 shares of our restricted common stock valued at $57,700, using the closing price of our stock on the last business day of each quarter. Ms. Kondra also received cash compensation of $89,250 paid in monthly installments throughout 2024.
(4)
Ms. Brill was appointed to the Board effective July 13, 2022. During the year ended December 31, 2024, Ms. Brill received 25,941 shares of our restricted common stock in quarterly installments valued at $49,457, using the closing price of our stock on the last business day of each quarter. Ms. Brill also received cash compensation of $76,500 paid in monthly installments throughout 2024.
(5)
Mr. Isaacs was appointed to the Board effective June 3, 2019 and resigned effective August 30, 2024. During the year ended December 31, 2024, Mr. Isaacs received 19,792 shares of our restricted common stock in quarterly installments valued at $32,486, using the closing price of our stock on the last business day of each quarter. Mr. Isaacs also received cash compensation of $51,000 paid in monthly installments through August 2024.

Reback Employment Agreement. We have entered into an employment agreement with Matt Reback to serve as our President and Chief Executive Officer. The Reback employment agreement has a three-year term; and provides for a base salary of $350,000 per year, an annual discretionary bonus target of up to 50% of his base salary, with the opportunity to earn additional amounts if certain financial objectives are achieved, and eligibility to participate in the employee benefit plans available to our employees. Under the Reback employment agreement, we agreed to pay a minimum bonus of $80,000 to Mr. Reback for the 2024 calendar year if 80% of the annual bonus target is achieved. Under the Reback employment agreement, Mr. Reback received a stock award that is eligible to vest based on achievement of performance-based vesting conditions (the “Long-Term Incentive Stock Grant”). The award is eligible to vest based on personal and business performance targets to be established by the Board for each of 2024, 2025 and 2026. The targets, if achieved, will provide Mr. Reback the opportunity to receive a total of 70,000 shares of common stock for calendar year 2024, 100,000 shares of common stock for calendar year 2025, and 130,000 shares of common stock for calendar year 2026, with final vesting determined following the assessment of achievement of the performance objectives during the first quarter of the following calendar year. To the extent any portion of this stock award remains outstanding at the effective time of the merger with Evolution Malta Holding Limited, such portion will convert into a contingent cash award at the effective time and will remain subject to the same vesting conditions, subject to the acceleration terms described below.

The Reback employment agreement provides that upon termination of employment by Mr. Reback for good reason or by the Company for any reason other than Mr. Reback’s death or disability or other than for cause, Mr. Reback is entitled to receive cash severance payments equal to 12 months of his annual base salary at the time of termination and continuation of his medical and health insurance benefits for a period equal to the lesser of (x) 12 months and (y) the period ending on the date he first becomes entitled to medical and health insurance benefits under any plan maintained by any person for whom Mr. Reback provides services as an employee or otherwise. In addition to the foregoing severance benefits, if Mr. Reback’s employment is terminated without cause following a change of control (including the merger with Evolution Malta Holding Limited), he is also entitled to: (i) additional cash severance payments equal in the aggregate to 12 months of his annual base salary at the time of termination and (ii) accelerated vesting of his “base” stock options granted under the Reback employment agreement. In addition, if the effective time occurs and Mr. Reback is not retained or is not provided the continuing opportunity to earn his stock award (or any contingent cash award issued to Mr. Reback in consideration of his stock award at the effective time), Mr. Reback will vest in the earned portion of such award (for any calendar year completed prior to the effective time) or if a calendar year is not yet complete (or has not commenced) as of the effective time of the merger Evolution Malta Holding Limited, the remaining unearned portion of the award.

On December 27, 2024, the Reback employment agreement was amended to provide for, among other things, (i) the accelerated vesting of certain of Mr. Reback’s performance-based equity awards granted pursuant to our 2014 Equity Incentive Plan on December 31, 2024, resulting in the vesting of 70,000 shares of common stock for calendar year 2024, and (ii) an accelerated bonus payment of $175,000 payable prior to December 31, 2024, in each case, subject to the conditions set forth in the amendment to the Reback employment agreement.

Kopjo Employment Agreement. We have entered into an employment agreement with Steven Kopjo, effective May 28, 2024. The Kopjo employment agreement provides for, among other things (i) a three-year term; (ii) a base compensation of $250,000 per year; (iii) annual bonus opportunities of up to 50% of his base salary based on the achievement of certain performance metrics as determined by the Board; and (iv) upon execution of the agreement, a grant of options to purchase 300,000 shares of our common stock with a strike price equal to the price per share as reported on OTC Markets on the date of grant. The option will vest in equal installments over a three-year period, commencing on May 28, 2025.

The Kopjo employment agreement provides that upon termination of employment by Mr. Kopjo for good reason or by the Company for any reason other than Mr. Kopjo’s death or disability or other than for cause, Mr. Kopjo is entitled to receive cash severance payments equal to 12 months of his annual base salary at the time of termination and continuation of his medical and health insurance benefits for a period equal to the lesser of (x) 12 months and (y) the period ending on the date he first becomes entitled to medical and health insurance benefits under any plan maintained by any person for whom Mr. Kopjo provides services as an employee or otherwise. In addition to the foregoing severance benefits, if Mr. Kopjo’s employment is terminated without cause following a change of control, he is also entitled to: (i) additional cash severance payments equal in the aggregate to 12 months of his annual base salary at the time of termination and (ii) accelerated vesting of his “base” stock options granted under the Kopjo employment agreement.

Hagerty Employment Agreement. We have entered into an employment agreement with Harry C. Hagerty, our former Chief Financial Officer and a current advisor to the Company. The Hagerty employment agreement has a term ending April 30, 2025, after which he intends to retire. The Hagerty agreement provides that Mr. Hagerty will serve as a strategic advisor during the remaining term of the agreement to assist with the transition to the Company of his successor, Steven Kopjo. Pursuant to the Hagerty employment agreement, Mr. Hagerty will continue to receive a base salary of $6,000 per month until April 30, 2025 unless his service is earlier terminated. In the event Mr. Hagerty is terminated without cause or terminates his employment for good reason, Mr. Hagerty is entitled to receive cash severance payments equal to 12 months of his annual base salary at the time of termination and continuation of his medical and health insurance benefits for a period equal to the lesser of (x) 12 months and (y) the period ending on the date he first becomes entitled to medical and health insurance benefits under any plan maintained by any person for whom Mr. Hagerty provides services as an employee or otherwise. In addition to the foregoing severance benefits, if Mr. Hagerty’s employment is terminated without cause following a change of control, he is also entitled to: (i) additional cash severance payments equal in the aggregate to 12 months of his annual base salary at the time of termination and (ii) accelerated vesting of his stock options.

Cravens Separation Agreement. In connection with the separation of Mr. Cravens’ employment as CEO effective November 10, 2023, we entered into a separation, confidentiality and general release agreement with Mr. Cravens, which provides for, among other things, salary continuation of $325,000 payable over 26 biweekly payments, and an extended ability to exercise certain vested options.

PAY VERSUS PERFORMANCE

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance measures of the Company. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how the Company or the Compensation Committee view the link between the Company’s performance and named executive officer pay. For further information regarding our compensation philosophy and how we seek to align executive compensation with the Company’s performance, refer to “Executive Compensation.”

Pay versus performance table. The following table sets forth information concerning the compensation, as calculated under SEC rules, of our named executive officers ("NEOs"), which include our current CEO, Matthew D. Reback, our current CFO, Steven J. Kopjo, our former CEO, Todd P. Cravens, and our former CFO, Harry C. Hagerty, for each of the fiscal years ended December 31, 2024, 2023, and 2022, and our financial performance for each such fiscal year:

Year	Summary Compensation Table Total for Current PEO - Matthew Reback (1)(2)	Summary Compensation Table Total for Former PEO – Todd Cravens (1)(3)	Compensation Actually Paid to Current PEO - Matthew Reback (2)(4)	Compensation Actually Paid to Former PEO - Todd Cravens (3)(4)	Average Summary Compensation Table Total for Current Non-PEO NEOs (5)	Average Summary Compensation Table Total for Former Non-PEO NEOs (5)	Average Compensation Actually Paid to Current Non-PEO NEOs (6)	Average Compensation Actually Paid to Former Non-PEO NEOs (6)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($) (7)(8)	Net (Loss) Income (9)	Adjusted EBITDA (9)
2024	$762,174	$332,260	$1,042,137	$332,260	$401,400	$291,058	$729,702	$261,308	$71	$(2,627,110)	$13,040,932
2023	$446,896	$613,172	$473,281	$564,035	-	$322,173	-	$276,440	$49	$(1,807,586)	$10,634,869
2022	-	$670,298	-	$513,025	-	$823,146	-	$618,668	$62	$(1,773,189)	$10,534,484

(1)
Represents the amounts of total compensation reported in our Summary Compensation Table reflected elsewhere in this Form 10-K.
(2)
Matthew D. Reback, our current principal executive officer ("Current PEO"), has served as our PEO since November 13, 2023.
(3)
Todd P. Cravens, our former principal executive officer ("Former PEO"), served as our PEO for the years ended December 31, 2021 and 2022 and through November 10, 2023.
(4)
Represents the amounts of “compensation actually paid”, as computed in accordance with SEC rules. The amounts do not reflect the actual compensation earned by or paid during the applicable year. In accordance with SEC rules, the following adjustments were made to total compensation to determine the compensation actually paid:

PEO	Year	Reported Summary Compensation Table Total for PEO	Deduct Reported Value of Equity Awards (a)	Add Equity Award Adjustments (b)	Compensation Actually Paid to PEO
Matthew Reback	2024	$762,174	$194,600	$474,563	$1,042,137
Matthew Reback	2023	$446,896	$410,863	$437,248	$473,281
Matthew Reback	2022	-	-	-	-
Todd Cravens	2024	$332,260	-	-	$332,260
Todd Cravens	2023	$613,172	$50,000	$863	$564,035
Todd Cravens	2022	$670,298	$121,312	$(35,961)	$513,025

(a)
The reported value of equity awards represents the amount reported in the "Stock Awards" and "Option Awards" column of the Summary Compensation Table above and prior year proxy filings.
(b)
The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in the same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

PEO	Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Change in Fair Value as of the End of the Year of Outstanding and Unvested Equity Awards Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends of or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value	Total Equity Award Adjustments
Matthew Reback	2024	-	$203,727	$194,600	$76,236	-	-	$474,563
Matthew Reback	2023	$437,248	-	-	-	-	-	$437,248
Matthew Reback	2022	-	-	-	-	-	-	-
Todd Cravens	2024	-	-	-	-	-	-	-
Todd Cravens	2023	-	-	-	$863	-	-	$863
Todd Cravens	2022	$52,718	$(67,659)	-	$(21,020)	-	-	$(35,961)

(5)
Since there is only one current Non-PEO NEO, Steven Kopjo, and one former Non-PEO NEO, Harry Hagerty, there is no need to calculate an average for the compensation amounts. Instead, the amounts reflected in the 'Total' column of the Summary Compensation Table for each applicable year are directly taken from the table for each individual. The figures represent the actual compensation amounts for Steven Kopjo, our current Non-PEO NEO, and Harry Hagerty, our former Non-PEO NEO, without averaging, as there is only one individual in each category.
(6)
The dollar amounts reported represent the average amount of “compensation actually paid” to the current and former Non-PEO NEOs (excluding our CEO), as computed in accordance with SEC rules. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the Non-PEO NEOs (excluding our CEO) during the applicable year, as there is only one individual in each category. In accordance with the SEC rules, the following adjustments were made to average total compensation for the Non-PEO NEOs (excluding our CEO) for each year to determine the compensation actually paid, using the same methodology described above in Note 4.

NEO	Year	Reported Summary Compensation Table Total for PEO	Deduct Reported Value of Equity Awards (a)	Add Equity Award Adjustments (b)	Compensation Actually Paid to Non-PEO
Steven Kopjo	2024	$401,400	$254,008	$582,310	$729,702
Steven Kopjo	2023	-	-	-	-
Steven Kopjo	2022	-	-	-	-
Harry Hagerty	2024	$291,058	-	$(29,750)	$261,308
Harry Hagerty	2023	$322,173	-	$(45,733)	$276,440
Harry Hagerty	2022	$823,146	$404,375	$199,897	$618,668

(a)
The reported value of equity awards represents the amount reported in the "Stock Awards" and "Option Awards" column of the Summary Compensation Table above and prior year proxy filings.
(b)
The amounts deducted or added in calculating the equity award adjustments are as follows:

NEO	Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Change in Fair Value as of the End of the Year of Outstanding and Unvested Equity Awards Granted in Prior Years	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends of or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value	Total Equity Award Adjustments
Steven Kopjo	2024	$582,310	-	-	-	-	-	$582,310
Steven Kopjo	2023	-	-	-	-	-	-	-
Steven Kopjo	2022	-	-	-	-	-	-	-
Harry Hagerty	2024	-	-	-	$(29,750)	-	-	$(29,750)
Harry Hagerty	2023	-	$(39,967)	-	$(5,766)	-	-	$(45,733)
Harry Hagerty	2022	$178,416	-	-	$21,481	-	-	$199,897
(7)
The Company's closing stock prices were $2.766, $1.900, $2.440, and $3.910 for the years ended December 31, 2024, 2023, 2022, and 2021, respectively.
(8)
The cumulative Total Shareholder Return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.
(9)
The Company's selected measures are net income (loss) and Adjusted EBITDA. Adjusted EBIDTA, is a non-GAAP financial metric and includes adjustments to net income (loss) to exclude interest, income taxes, depreciation, amortization, share based compensation, foreign currency exchange loss, change in fair value of interest rate swap liability, severance, other expenses related to litigation, CEO transition expenses, loss on disposal of assets, and professional fees, acquisition costs and other expenses.

Required Disclosure of the Relationship Between Compensation Actually Paid and Financial Performance Measures

As required by Item 402(v) of Regulation S-K, we are providing the following graphs to illustrate the relationship between the pay and performance figures that are included in the pay versus performance tabular disclosure above. The graphs below reflect the relationship of compensation actually paid, from the tables above, to our PEO and Non-PEO NEOs in 2024, 2023 and 2022 to (1) total shareholder return, (2) Net Income (loss) and (3) Adjusted EBITDA. As noted above, compensation actually paid for purposes of the tabular disclosure and the following graphs was calculated in accordance with SEC rules and does not reflect the amount of compensation earned by or actually paid to our NEOs during the applicable years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2025, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon a total of 25,415,299 shares as of February 28, 2025, consisting of 25,115,299 shares outstanding and 300,000 stock options and restricted stock, which are exercisable at February 28, 2025 or within 60 days.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Mark A. Lipparelli, Director(1)	2,007,289	7.90%
Michael Gavin Isaacs, Former Director	311,500	1.23%
Meredith Brill, Director(2)	403,570	1.59%
Bryan W. Waters, Director	598,378	2.35%
Cheryl A. Kondra, Director	156,243	0.61%
Matthew D. Reback, President and Chief Executive Officer(3)	170,000	0.67%
Steven J. Kopjo, Chief Financial Officer(4)	-	0.00%
Total Current Directors and Executive Officers as a Group	3,646,980	14.35%
Todd P. Cravens, Former President and Chief Executive Officer	685,220	2.70%
Harry C. Hagerty, Former Chief Financial Officer(5)	1,090,500	4.29%
Cannell Capital LLC(6)	1,698,680	6.68%
Topline Capital Partners, LP(7)	2,177,291	8.57%
(1)
Mr. Lipparelli holds 1,877,289 shares of common stock under his name and 130,000 shares under Mark Allan Lipparelli TTEE.
(2)
Ms. Brill holds 128,570 shares of common stock under her name and 275,000 shares of common stock indirectly as a beneficial owner of Yoav Brill Medicine Professional Corporation.
(3)
Mr. Reback holds 70,000 shares of common stock and holds options to purchase 400,000 shares of our common stock, of which 100,000 of those options are exercisable at or within 60 days of February 28, 2025.
(4)
Mr. Kopjo holds options to purchase 300,000 shares of our common stock, which are not exercisable at or within 60 days of February 28, 2025.
(5)
Mr. Hagerty holds 890,500 shares of common stock and holds options to purchase 200,000 shares of our common stock which are exercisable at or within 60 days of February 28, 2025.
(6)
Based on Schedule 13G/A filed with the SEC by Cannell Capital LLC on February 13, 2025.
(7)
Based on Schedule 13G/A filed with the SEC on February 10, 2025, which reported that Topline Capital Management, LLC (“TCM”), as the investment manager and general partner of Topline Capital Partners, LP (“Fund”), and Collin McBirney, as the member-manager of TCM, may be deemed to beneficially own the securities held by the Fund for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 insofar as they may be deemed to have the power to direct the voting or disposition of those securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in the definitive proxy statement related to the merger that was filed by us with the SEC on September 26, 2024, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of audit fees billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31:

Fee Type	2024	2023
Audit fees	$418,075	$353,414
Tax fees	—	—
All other fees	—	—
Total fees	$418,075	$353,414

The Audit Fees listed above were billed in connection with the audit of our annual consolidated financial statements and the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q.

All of the fees set forth in the table above were pre-approved by the Audit Committee of the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of July 18, 2024 by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	July 18, 2024

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.2	April 1, 2013

10.2	Amendment to lease agreement with Abyss Group, LLC for 6980 O’Bannon Drive (related party)	10-K	000-30653	10.3	April 1, 2013

10.3	Exclusive Operating and License Agreement with TableMAX Gaming, Inc.	8-K	000-30653	99.2	February 24, 2011

10.4	Asset Purchase Agreement with Prime Table Games, LLC	8-K	000-30653	10.1	October 11, 2011

10.5	Prime Table Games Promissory Note and Security Agreement - US	8-K	000-30653	10.2	October 11, 2011

10.6	Prime Table Games Promissory Note and Security Agreement - UK	8-K	000-30653	10.3	October 11, 2011

10.7	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.8	Employment agreement with Harry C. Hagerty, Chief Financial Officer, dated May 1, 2017	10-Q	000-30653	10.1	May 15, 2017

10.9	Employment agreement of Todd Cravens, dated July 27, 2017	10-Q	000-30653	10.1	August 14, 2017

10.10	Form of Indemnification Agreement for Norman DesRosiers	10-Q	000-30653	99.1	May 16, 2016

10.11	Form of Indemnification Agreement for Robert Saucier	10-Q	000-30653	99.2	May 16, 2016

10.12	Form of Indemnification Agreement for William Zender	10-Q	000-30653	99.3	May 16, 2016

10.13	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016

10.14	Settlement Agreement with Red Card Gaming, Inc. and AGS, LLC	8-K	000-30653	99.1	July 13, 2016

10.15	Loan Agreement dated August 29, 2016 with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.1	August 30, 2016

10.16	Warrant Agreement dated August 29, 2016, with the lenders	8-K/A	000-30653	99.2	August 30, 2016

10.17	Guaranty and Security agreement dated August 29, 2016, with Breakaway Capital Management, LLC, as administrative agent for the lenders	8-K/A	000-30653	99.3	August 30, 2016

10.18	Gary Vecchiarelli Indemnification Agreement dated November 14, 2015	10-Q	000-30653	99.3	November 16, 2015

10.19	Amendment No. 1 to Harry C. Hagerty Employment Agreement	10-K	000-30653	10.5	April 2, 2018

10.20	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017

10.21	Form of Voting and Control Agreement (Triangulum Partners, LLC shares)	8-K	000-30653	99.1	September 27, 2017

10.22	Amendment #1 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 22, 2019

10.23	Amendment #2 to the Employment Agreement dated May 1, 2017, between the Company and Harry C. Hagerty	8-K	000-30653	10.2	February 22, 2019

10.24	Board of Director Service Agreement dated June 3, 2019, with Michael Gavin Isaacs	8-K	000-30653	10.1	June 5, 2019

10.25	Amendment #2 to the Employment Agreement dated July 27, 2017, between the Company and Todd P. Cravens	8-K	000-30653	10.1	February 19, 2020

10.26	Membership Interest Purchase Agreement dated February 25, 2020, between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.2	February 26, 2020

10.27	Paycheck Protection Program Loan Agreement pursuant to the Coronavirus Aid, Relief and Economic Security Act	8-K	000-30653		April 21, 2020

10.28	First Amendment dated August 21, 2020, to Membership Interest Purchase Agreement dated February 25, 2020 between the Company and the Membership Interest Holders of PGP	8-K	000-30653	10.1	August 24, 2020

10.29	Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	March 31, 2021

10.30	Forbearance to Amended and Restated Credit Agreement dated March 29, 2021, with Zions Bancorporation, N.A. dba Nevada State Bank	8-K	000-30653	10.1	May 17, 2021

10.31	Settlement Agreement with former Chairman and Chief Executive Officer, Robert Saucier and Triangulum Partners LLC dated October 7, 2021	8-K	000-30653	10.1	October 8, 2021

10.32	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.33	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.34	Form of Indemnification Agreement for Cheryl Kondra, Director	8-K	000-30653	10.2	December 7, 2021

10.35	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp. as administrative agent and collateral agent.	8-K	000-30653	10.1	March 22, 2022

10.36	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.37	Amendment #3 to the Employment Agreement between the Company and Todd Cravens	8-K	000-30653	10.1	June 21, 2022

10.38	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.39	Form of Indemnification Agreement dated July 15, 2022, between the Company and Meredith Brill	8-K	000-30653	10.1	July 15, 2022

10.40	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.41	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.42	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.43	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 20, 2023

10.44	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.45	Severance Agreement dated November 10, 2023, between the Company and Todd Cravens	8-K	000-30653	10.1	November 20, 2023

10.46	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.1	May 24, 2024

10.47	Amended and Restated 2014 Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.48	Form of Indemnification Agreement dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.49	Form of Indemnification Agreement dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.50	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.2	December 31, 2024

19.1	Insider Trading Policy					X

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 21, 2025

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2025

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MATTHEW REBACK	President and Chief Executive Officer	March 21, 2025
Matthew Reback	(Principal Executive Officer)

/s/ STEVEN KOPJO	Chief Financial Officer	March 21, 2025
Steven Kopjo	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 21, 2025
Mark A. Lipparelli
/s/ MEREDITH BRILL	Director	March 21, 2025
Meredith Brill /s/ BRYAN W. WATERS	Director	March 21, 2025
Bryan W. Waters

/s/ CHERYL A. KONDRA	Director	March 21, 2025
Cheryl A. Kondra