Form 10-Q
period 2025-03-31
Galaxy Gaming, Inc.
filed 2025-05-12
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,253,515 common shares as of May 5, 2025.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$5,305,636	$18,118,043
Accounts receivable, net of allowance of $164,966 and $154,729, respectively	5,333,147	4,719,717
Income tax receivable	96,211	96,212
Prepaid expenses	951,876	1,237,948
Total current assets	11,686,870	24,171,920
Property and equipment, net	146,567	69,916
Operating lease right-of-use assets	469,234	533,163
Assets deployed at client locations, net	3,118,850	3,334,266
Goodwill	1,091,000	1,091,000
Other intangible assets, net	11,086,093	11,443,753
Other assets	218,180	366,713
Total assets	$27,816,794	$41,010,731
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,492,667	$2,646,153
Accrued expenses	2,368,650	2,828,290
Current portion of operating lease liabilities	287,317	286,019
Current portion of long-term debt	2,402,698	842,282
Total current liabilities	7,551,332	6,602,744
Long-term operating lease liabilities	225,918	297,714
Long-term debt and liabilities, net	41,607,128	54,120,183
Deferred tax liabilities, net	62,986	44,429
Total liabilities	49,447,364	61,065,070
Commitments and Contingencies (See Note 6)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,253,515 and 25,115,299 shares issued and outstanding, respectively	25,253	25,115
Additional paid-in capital	20,241,486	19,948,363
Accumulated deficit	(41,772,518)	(39,751,236)
Accumulated other comprehensive loss	(124,791)	(276,581)
Total stockholders’ deficit	(21,630,570)	(20,054,339)
Total liabilities and stockholders’ deficit	$27,816,794	$41,010,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue:
Licensing fees	$7,784,933	$8,001,066
Total revenue	7,784,933	8,001,066
Costs and expenses:
Cost of ancillary products and assembled components	188,002	406,380
Selling, general and administrative	4,312,781	4,204,828
Research and development	362,776	251,886
Depreciation and amortization	779,817	686,193
Stock-based compensation	166,261	141,242
Total costs and expenses	5,809,637	5,690,529
Income from operations	1,975,296	2,310,537
Other income (expense):
Interest income	22,878	201,866
Interest expense	(1,003,350)	(2,289,347)
Foreign currency exchange (loss) gain	(10,100)	12,177
Loss on extinguishment of debt	(2,969,585)	-
Total other expense, net	(3,960,157)	(2,075,304)
(Loss) income before provision for income taxes	(1,984,861)	235,233
Provision for income taxes	(36,421)	(26,325)
Net (loss) income	(2,021,282)	208,908
Foreign currency translation adjustment	151,790	(30,394)
Comprehensive (loss) income	$(1,869,492)	$178,514

Net (loss) income per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

Weighted-average shares outstanding:
Basic	25,912,327	24,857,480
Diluted	25,912,327	24,884,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net loss	—	—	—	(2,021,282)	—	(2,021,282)
Foreign currency translation gain	—	—	—	—	151,790	151,790
Stock options exercised	100,000	100	126,900	—	—	127,000
Stock-based compensation	38,216	38	166,223	—	—	166,261
Balance, March 31, 2025	25,253,515	$25,253	$20,241,486	$(41,772,518)	$(124,791)	$(21,630,570)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net income	—	—	—	208,908	—	208,908
Foreign currency translation loss	—	—	—	—	(30,394)	(30,394)
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	45,243	45	141,197	—	—	141,242
Balance, March 31, 2024	24,910,682	$24,911	$19,138,278	$(36,915,218)	$(147,436)	$(17,899,465)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net (loss) income	$(2,021,282)	$208,908
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	779,817	686,193
Amortization of right-of-use assets	63,929	65,449
Amortization of debt issuance costs and debt discount	53,988	380,900
Bad debt expense (recovery)	22,609	(53,094)
Gain on disposal of property & equipment	(62)	—
Deferred income tax	18,557	(4,809)
Stock-based compensation	166,261	141,242
Loss on extinguishment of debt	2,969,585	—
Changes in operating assets and liabilities:
Accounts receivable	(634,146)	221,881
Income tax receivable	17,864	(31,639)
Prepaid expenses and other current assets	286,072	227,221
Other assets	148,533	19,051
Accounts payable	(155,031)	25,105
Accrued expenses	(477,504)	(284,139)
Revenue contract liability	—	(166,507)
Operating lease liabilities	(70,498)	(69,133)
Net cash provided by operating activities	1,168,692	1,366,629
Cash flows from investing activities:
Investment in internally developed software	(194,827)	(169,523)
Acquisition of property and equipment	(93,683)	—
Acquisition of assets deployed at client locations	(143,370)	(484,385)
Transfer of title of assets deployed at client locations to perpetual license customer	148,550	302,574
Net cash used in investing activities	(283,330)	(351,334)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	45,000,000	—
Principal payments on long-term debt (Fortress)	(57,576,929)	(243,961)
Principal payments on long-term debt (BMO)	(562,500)	—
Principal payments on long-term debt (Insurance)	(89,584)	—
Payments of debt issuance costs	(608,967)	—
Fees associated with debt transactions — prior debt	(138,233)	—
Proceeds from stock option exercises	127,000	24,200
Net cash used in financing activities	(13,849,213)	(219,761)
Effect of exchange rate changes on cash	151,444	254
Net (decrease) increase in cash and cash equivalents	(12,812,407)	795,788
Cash and cash equivalents – beginning of period	18,118,043	16,691,514
Cash and cash equivalents – end of period	$5,305,636	$17,487,302
Supplemental cash flow information:
Cash paid for interest	$939,583	$2,012,964
Supplemental schedule of non-cash activities:
Insurance acquired under note payable	$152,698	$—

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

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the transactions contemplated thereby, including the Merger, and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. The Merger is expected to be completed in the second half of 2025, subject to satisfaction or waiver of the closing conditions. Upon completion of the Merger, the Company will become a privately held company and shares of Company’s common stock will no longer be listed on any public market.

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

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes as of and for the year ended December 31, 2024 included in our 2024 Form 10-K ("2024 10-K").

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

For the three months ended March 31, 2025, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three months ended March 31, 2025. See Note 4.

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

Basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”).

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

Other significant accounting policies. Our significant accounting policies are described in our 2024 10-K. There have been no material changes to those policies.

Recently issued accounting pronouncements. Accounting Standard Update 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Accounting Standard Update 2024-03, "Disaggregation of Income Statement Expenses" ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. In January 2025, the FASB issued ASU 2025-01, which clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the three months ended March 31, 2025, and 2024. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented.

	Three Months Ended March 31,
	2025	2024
The Americas	$4,503,042	$4,717,284
Europe, Middle East and Africa	3,281,891	3,283,782
Total revenue	$7,784,933	$8,001,066

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 (converted to approximately $6,496,020 as of March 31, 2025) per each year ended March 31, 2024, 2025, 2026, and 2027 of the Agreement. The amount is to be billed and paid based on minimum monthly payments of €500,000 (converted to approximately $541,335 as of March 31, 2025). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. For the three months ended March 31, 2025, the Company did not recognize any deferred revenue as monthly usage amounts came in higher than the minimum monthly payments.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $1,573,999, $1,454,066 and $1,110,378 as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

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

On June 8, 2023, the Company entered into a license and distribution agreement with a licensor, pursuant to which the Company licenses and has rights to distribute a game. The agreement contains definitions, representations and warranties, and terms that are customary in licensing agreements. The agreement is for a set term that may be extended on an annual basis at the end of the term. Customers under the distribution agreement generate revenue from the licensing of intellectual property. The agreement sets forth royalties to be paid to the licensor during the term and includes intellectual property licensing. The licensor has discretion in establishing the price for certain game content to be re-licensed by the Company. The royalties due for this portion of the game content will be netted against revenue in our Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following:

	March 31,	December 31,
	2025	2024
Patents	$13,508,203	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	2,332,674	2,137,847
Other intangible assets, gross	35,422,700	35,227,008
Less: accumulated amortization	(24,336,607)	(23,783,255)
Other intangible assets, net	$11,086,093	$11,443,753

For the three months ended March 31, 2025 and 2024, amortization expense related to other intangible assets was $552,487 and $485,330, respectively.

NOTE 5. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	March 31,	December 31,
	2025	2024
BMO credit agreement	$44,437,500	$-
Fortress credit agreement	-	57,576,929
Insurance notes payable	152,698	242,282
Long-term debt and liabilities, gross	44,590,198	57,819,211
Less: Unamortized debt issuance costs	(580,372)	(2,856,746)
Long-term debt and liabilities, net of debt issuance costs	44,009,826	54,962,465
Less: Current portion of long-term debt	(2,402,698)	(842,282)
Long-term debt and liabilities, net	$41,607,128	$54,120,183

BMO Credit Agreement. On January 6, 2025, the Company entered into a credit agreement with BMO Bank N.A. ("BMO"), a national banking association (the "Credit Agreement"). The Credit Agreement provides for senior secured financing in the aggregate amount of up to $47,000,000, consisting of a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan.

The new Credit Agreement replaces the Fortress Credit Agreement, which included a term loan with a maturity date of November 13, 2026. On January 6, 2025, the Company borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the Fortress Credit Agreement, which was terminated.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (1) at a floating rate equal to the base rate (the “Base Rate”) determined by reference to the greatest of: (a) the prime commercial rate announced or otherwise established by BMO, (b) the federal funds rate plus one half of 1%, and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Agreement) plus 1.00%; or (2) at a fixed rate based on Term SOFR with an interest period of one, three or six months (at the Company’s election). The applicable margin for borrowings is determined by reference to a pricing grid based on the Company’s then current Total Funded Debt to EBITDA Ratio (as defined in the Credit Agreement). The applicable margin for Base Rate loans ranges from 2.0% to 2.5% per annum. The applicable margin for SOFR loans ranges from 3.0% to 3.5% per annum. The Company pays interest on a monthly basis and has elected the one-month SOFR plus 1.00%. The Company will pay (i) a commitment fee equal to the applicable margin on the average daily undrawn amount under the new revolving credit facility, and (ii) a one-time closing fee based on the total commitments under the new term loan and new revolving credit facility.

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

Fortress Credit Agreement. On November 15, 2021, the Company entered into a senior secured term loan agreement with Fortress Credit Corp. (“Fortress Credit Agreement”) in the amount of $60,000,000. As described above, this loan was repaid in full on January 6, 2025, and the Fortress Credit Agreement was terminated.

Prior to its termination on January 6, 2025, the Fortress Credit Agreement bore interest at a rate equal to, at the Company’s option, either (a) London Interbank Offered Rate ("LIBOR") (or a successor rate, determined in accordance with the Fortress Credit Agreement) plus 7.75%, subject to a reduction to 7.50% upon the achievement of a net leverage target or (b) a base rate determined by reference to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by reference to The Wall Street Journal’s “Prime Rate” and (iii) the one-month adjusted LIBOR rate plus 1.00%, plus 6.75%, subject to a reduction to 6.50% upon the achievement of a net leverage target.

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

The Fortress Credit Agreement had a final maturity of November 13, 2026. The obligations under the Fortress Credit Agreement were guaranteed by the Company’s subsidiaries and were secured by substantially all of the assets of the Company and its subsidiaries. The Fortress Credit agreement required, among other things, principal payments of $150,000 per quarter and included an annual sweep of 50% of excess cash flow commencing in 2023 based on results for the prior fiscal year. The Fortress Credit Agreement contained affirmative and negative financial covenants (as defined in the Fortress Credit Agreement) and other restrictions customary for borrowings of this nature. The Fortress Credit Agreement had no prepayment penalty after November 15, 2023.

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants are exercisable at any time, subject to certain restrictions. For purposes of calculating earnings (loss) per share, the Warrants are considered outstanding.

As of March 31, 2025, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2025	$1,840,198
2026	2,250,000
2027	3,375,000
2028	3,375,000
2029	4,500,000
Thereafter	29,250,000
Long-term liabilities, gross	$44,590,198

NOTE 6. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with clients who represent a significant portion of total revenues.

For the three months ended March 31, 2025 and 2024, respectively, we had the following client concentrations:

	Location	Three Months Ended March 31, 2025 Revenue	Three Months Ended March 31, 2024 Revenue	Accounts Receivable March 31, 2025	Accounts Receivable December 31, 2024
Client A	Europe	20.1%	23.2%	$1,250,306	$1,186,528

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

NOTE 7. SEGMENT

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

The CODM assesses performance of the revenue streams and allocates resources based on consolidated net income (loss), which is the primary performance metric. Net income (loss) is used to monitor budget versus actual results and assess the performance of the business. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets, which are not allocated to individual revenue streams for performance evaluation by the CODM.

The following table discloses significant segment expenses. The Company determined the following significant expenses: cost of ancillary products and assembled components, selling, general and administrative, compensation and related expenses, research and development, depreciation and amortization, and stock-based compensation. The CODM reviews these significant expenses as provided in the monthly reporting package.

A summary of segment expense activity is as follows:

	For the Quarter Ended March 31,
	2025	2024
Revenue:
Total Core Revenue	$5,016,233	$5,397,641
Total Digital Revenue	2,768,700	2,603,425
Consolidated Revenue	$7,784,933	$8,001,066

Cost and expenses
Cost of ancillary products and assembled components	$188,002	$406,380
Selling, general and administrative	2,362,376	2,402,133
Compensation and related expenses	2,246,063	2,010,822
Research and development	67,118	43,759
Depreciation and amortization	779,817	686,193
Stock-based compensation	166,261	141,242
Total costs and expenses	$5,809,637	$5,690,529

Net (loss) income	$(2,021,282)	$208,908

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2025 was 5.5%, as compared to 11.2% at March 31, 2024. This decrease was primarily driven by the increased amount of permanent differences mainly attributable to the legal expenses incurred related to the acquisition by Evolution and the loss on extinguishment of debt related to the refinancing of our debt from Fortress to BMO.

For the three months ended March 31, 2025 and 2024, our effective tax rate (“ETR”) was (1.8)% and 11.2%, respectively. The decrease in the ETR for the three months ended March 31, 2025 is mainly attributable to the loss on extinguishment of debt as compared to the three months ended March 31, 2024.

NOTE 9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2025 and 2024. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2024 Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger (as defined herein) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein); risks that the proposed Merger disrupts the Company’s current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. The Merger is expected to be completed in the second half of 2025, subject to satisfaction or waiver of the closing conditions. Upon completion of the Merger, the Company will become a privately held company and shares of Company’s common stock will no longer be listed on any public market.

Results of operations for the three months ended March 31, 2025 and 2024.

Our revenue consists of the following components:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,253,261	$5,398,728	$(145,467)	-2.7%
Perpetual License Sales of Progressive Gaming Systems	505,120	805,193	(300,073)	-37.3%
Gross Revenue	5,758,381	6,203,921	(445,540)	-7.2%
Royalties Netted against Gross Revenue	(742,148)	(806,280)	64,132	-8.0%
Total Core Revenue	$5,016,233	$5,397,641	$(381,408)	-7.1%

Digital Revenues:
Recurring License Revenue	$3,835,585	$3,455,953	$379,632	11.0%
Gross Revenue	3,835,585	3,455,953	379,632	11.0%
Royalties Netted against Gross Revenue	(1,066,885)	(852,528)	(214,357)	25.1%
Total Digital Revenue	$2,768,700	$2,603,425	$165,275	6.3%

Consolidated Revenues:
Recurring License Revenue	$9,088,846	$8,854,681	$234,165	2.6%
Perpetual License Sales of Progressive Gaming Systems	505,120	805,193	(300,073)	-37.3%
Gross Revenue	9,593,966	9,659,874	(65,908)	-0.7%
Royalties Netted against Gross Revenue	(1,809,033)	(1,658,808)	(150,225)	9.1%
Revenue	$7,784,933	$8,001,066	$(216,133)	-2.7%

Costs and expenses
Cost of ancillary products and assembled components	$188,002	$406,380	$(218,378)	-53.7%
Selling, general and administrative	4,312,781	4,204,828	107,953	2.6%
Research and development	362,776	251,886	110,890	44.0%
Depreciation and amortization	779,817	686,193	93,624	13.6%
Stock-based compensation	166,261	141,242	25,019	17.7%
Total costs and expenses	5,809,637	5,690,529	119,108	2.1%
Income from operations	1,975,296	2,310,537	(335,241)	-14.5%
Other income (expense):
Interest income	22,878	201,866	(178,988)	-88.7%
Interest expense	(1,003,350)	(2,289,347)	1,285,997	-56.2%
Foreign currency exchange (loss) gain	(10,100)	12,177	(22,277)	-182.9%
Loss on extinguishment of debt	(2,969,585)	-	(2,969,585)	100%
Total other income (expense), net	(3,960,157)	(2,075,304)	(1,884,853)	90.8%
(Loss) income before provision for income taxes	$(1,984,861)	$235,233	$(2,220,094)	-943.8%
Provision for income taxes	(36,421)	(26,325)	(10,096)	38.4%
Net (loss) income	$(2,021,282)	$208,908	$(2,230,190)	-1067.5%

Revenue

Recurring core revenue decreased $145,467, or 2.7% for the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was primarily driven by the absence of a one-time payment of approximately $140,000 received in the prior year. Royalties netted against gross core revenue decreased $64,132 for the three months ended March 31, 2025, as compared to the same period in the prior year. This decrease was attributable to less royalties paid on our EZ Baccarat revenues. Perpetual license sales of our progressive gaming systems to customers of $505,120, were down 37.3% percent for the three months ended March 31, 2025, as compared to the same period in the prior year. Gross digital revenues of $3,835,585 were up $379,632, or 11.0% for the three months ended March 31, 2025, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content into new markets and the continued success of offering competitive products with brand recognition, most notable

21+3. Net of royalties, digital revenues grew to $2,768,700, up 6.3% for the three months ended March 31, 2025, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased $218,378, or 53.7% for the three months ended March 31, 2025, as compared to the same period in the prior year. The activity in Cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased $107,953, or 2.6% for the three months ended March 31, 2025, as compared to the same period in the prior year. Without the costs associated with the acquisition by Evolution and excluding the related transaction fees of $208,273, selling, general, and administrative expenses decreased $100,320, or 2.4% for three months ended March 31, 2025, as compared to the same period in the prior year.

Research and development expenses were up $110,890, or 44.0% for the three months ended March 31, 2025, as compared to the same period in the prior year. This increase was driven by higher payroll costs due to increased headcount and the ongoing development of internal software placed in service.

Depreciation and amortization increased $93,624, or 13.6% for the three months ended March 31, 2025, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations and to a lesser extent, an increase in amortization expense for certain intangible assets placed in service in the current quarter.

Stock-based compensation expenses increased $25,019, or 17.7% for the three months ended March 31, 2025, as compared to the same period in the prior year. The increase was due primarily to a higher stock-based compensation for officers, employees, and consultants.

Interest expense was down $1,285,997, or 56.2% for the three months ended March 31, 2025, as compared to the same period in the prior year. The decrease was due to reduced interest rates as a result of the recent refinancing of our debt. Interest income was down $178,988, or 88.7% compared to the prior year period, due to lower cash balances.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the three months ended March 31, 2025 related to the refinancing of our debt from Fortress to BMO.

Income tax provision increased to $36,421 for the three months ended March 31, 2025, compared to income tax provision of $26,325 for the comparable prior-year period. The increase was due to a higher adjusted pre-tax book income offset by discrete items including the loss on extinguishment of debt and stock compensation expense.

Primarily as a result of the factors described above and the refinancing of our debt, we had a net loss of $2,021,282 for the three months ended March 31, 2025, as compared to a net gain of approximately $208,908 for the same period in the prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA includes adjustments to U.S. GAAP net (loss) income to exclude interest, income taxes, depreciation, amortization, stock-based compensation, foreign currency exchange loss (gain), and severance and other expenses related to litigation, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations, including loss on extinguishment of debt. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2025	2024
Net (loss) income	$(2,021,282)	$208,908
Interest expense	1,003,350	2,289,347
Interest income	(22,878)	(201,866)
Provision for income taxes	36,421	26,325
Depreciation and amortization	779,817	686,193
EBITDA	(224,572)	3,008,907
Stock-based compensation (1)	166,261	141,242
Employee severance costs and other expenses (2)	10,491	24,483
CEO transition expenses (3)	—	8,200
Professional fees, acquisition costs and other (4)	208,273	—
Gain on disposal of assets (5)	(62)	—
Foreign exchange loss (gain) (6)	10,100	(12,177)
Loss on extinguishment of debt (7)	2,969,585	—
Adjusted EBITDA	$3,140,076	$3,170,655

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

(5) Represents a non-cash charge related to the write off of certain fixed assets.

(6) Represents foreign exchange losses and gains associated with the fluctuations of foreign currency rates.

(7) Represents the loss on the extinguishment of debt associated with the refinancing of our debt from Fortress to BMO.

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

As of March 31, 2025, we had total current assets of $11,686,870 and total assets of $27,816,794. As of December 31, 2024, we had total current assets of $24,171,920 and total assets of $41,010,731. The decrease in current assets as of March 31, 2025 compared to December 31, 2024 was due to the decreased cash and cash equivalents driven by cash used in the refinancing of our debt. The decrease in total assets as of March 31, 2025 compared to December 31, 2024 was primarily due to the decrease of current assets noted above.

Our total current liabilities as of March 31, 2025 compared to December 31, 2024 increased to $7,551,332 from $6,602,744. This was primarily due to the increase in the current portion of long-term debt as a result of the refinancing of our debt from Fortress to BMO.

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

Our operating activities provided cash of $1,168,692 for the three months ended March 31, 2025, compared to $1,366,629 provided for the comparable prior year period. This change is mainly attributable to the net loss in the current quarter and a variance of $826,550 in use of assets and liabilities that relate to operations. Additionally, the Company recognized a loss on extinguishment of debt of 2,969,585 due to the refinancing of the Fortress loan to BMO, depreciation and amortization increased $93,624 primarily driven by amortization related to intangible assets placed in service and to a lesser extent, depreciation related to assets deployed at client locations, stock-based compensation increased $25,019 from the vesting of stock options and bad debt increased $75,703.

Investing activities used cash of $283,330 for the three months ended March 31, 2025, compared to cash used of $351,334 for the three months ended March 31, 2024. This decrease in cash used was primarily due to the decrease in the transfer of title of assets deployed at client locations to perpetual license customers and decrease of cash used for the acquisition of assets deployed at client locations offset by an increase in acquisition of property and equipment.

Cash used in financing activities during the three months ended March 31, 2025, was $13,849,213. This compares to $219,761 cash used by financing activities for the three months ended March 31, 2024. The increase in cash used was due to the refinancing of our debt from Fortress to BMO.

Credit Facility. On January 6, 2025, we entered into a new credit agreement with BMO that provides for a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan. On January 6, 2025, we borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the Fortress senior secured term loan agreement, which was terminated.

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2024 Form 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of March 31, 2025, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. See Note 6 above and Note 10 to our audited financial statements included in Item 8 “Financial Statements and Supplementary Financial Information” in our 2024 10-K.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of July 18, 2024 by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	July 18, 2024

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.2	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.3	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming, Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp., as administrative agent and Collateral agent	8-K	000-30653	10.1	March 22, 2022

10.4	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.5	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.6	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.7	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.8	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.9	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 20, 2023

10.10	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.11	Severance Agreement dated November 10, 2023, between the Company and Todd Cravens	8-K	000-30653	10.1	November 20, 2023

10.12	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo.	8-K	000-30653	10.1	May 24, 2024

10.13	Galaxy Gaming, Inc 2014 Amended and Restated Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.14	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.15	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.16	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.2	December 31, 2024

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 9, 2025

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 9, 2025

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)