Form 10-Q
period 2025-06-30
Galaxy Gaming, Inc.
filed 2025-08-11
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,314,016 common shares as of July 31, 2025.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$5,039,249	$18,118,043
Accounts receivable, net of allowance of $198,973 and $154,729, respectively	4,368,299	4,719,717
Income tax receivable	152,447	96,212
Prepaid expenses	892,132	1,237,948
Total current assets	10,452,127	24,171,920
Property and equipment, net	127,009	69,916
Operating lease right-of-use assets	411,470	533,163
Assets deployed at client locations, net	3,493,481	3,334,266
Goodwill	1,091,000	1,091,000
Other intangible assets, net	10,823,520	11,443,753
Other assets	205,191	366,713
Total assets	$26,603,798	$41,010,731
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,170,875	$2,646,153
Accrued expenses	2,623,872	2,828,290
Current portion of operating lease liabilities	295,559	286,019
Current portion of long-term debt	2,311,593	842,282
Revenue contract liability	125,491	—
Total current liabilities	7,527,390	6,602,744
Long-term operating lease liabilities	153,344	297,714
Long-term debt and liabilities, net	39,060,609	54,120,183
Deferred tax liabilities, net	113,116	44,429
Total liabilities	46,854,459	61,065,070
Commitments and Contingencies (See Note 6)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,294,016 and 25,115,299 shares issued and outstanding, respectively	25,294	25,115
Additional paid-in capital	20,418,787	19,948,363
Accumulated deficit	(40,822,161)	(39,751,236)
Accumulated other comprehensive income (loss)	127,419	(276,581)
Total stockholders’ deficit	(20,250,661)	(20,054,339)
Total liabilities and stockholders’ deficit	$26,603,798	$41,010,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Licensing fees	$7,527,691	$8,522,502	$15,312,624	$16,523,568
Total revenue	7,527,691	8,522,502	15,312,624	16,523,568
Costs and expenses:
Cost of ancillary products and assembled components	188,011	598,696	376,013	1,005,076
Selling, general and administrative	4,213,470	4,413,733	8,526,251	8,618,561
Research and development	243,162	269,479	605,938	521,365
Depreciation and amortization	785,915	701,997	1,565,732	1,388,190
Stock-based compensation	153,142	194,613	319,403	335,855
Total costs and expenses	5,583,700	6,178,518	11,393,337	11,869,047
Income from operations	1,943,991	2,343,984	3,919,287	4,654,521
Other income (expense):
Interest income	15,879	208,519	38,757	410,385
Interest expense	(906,598)	(2,280,948)	(1,909,948)	(4,570,295)
Foreign currency exchange (loss) gain	(9,003)	(565)	(19,103)	11,612
Loss on extinguishment of debt	—	—	(2,969,585)	—
Total other expense, net	(899,722)	(2,072,994)	(4,859,879)	(4,148,298)
Income (loss) before provision for income taxes	1,044,269	270,990	(940,592)	506,223
Provision for income taxes	(93,912)	(28,293)	(130,333)	(54,618)
Net income (loss)	950,357	242,697	(1,070,925)	451,605
Foreign currency translation adjustment	252,210	(51,993)	404,000	(82,387)
Comprehensive income (loss)	$1,202,567	$190,704	$(666,925)	$369,218

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.04)	$0.02
Diluted	$0.04	$0.01	$(0.04)	$0.02

Weighted-average shares outstanding:
Basic	26,035,137	25,690,545	25,974,071	25,663,173
Diluted	26,192,145	25,719,003	25,974,071	25,663,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net loss	—	—	—	(2,021,282)	—	(2,021,282)
Foreign currency translation gain	—	—	—	—	151,790	151,790
Stock options exercised	100,000	100	126,900	—	—	127,000
Stock-based compensation	38,216	38	166,223	—	—	166,261
Balance, March 31, 2025	25,253,515	$25,253	$20,241,486	$(41,772,518)	$(124,791)	$(21,630,570)
Net income	—	—	—	950,357	—	950,357
Foreign currency translation gain	—	—	—	—	252,210	252,210
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	20,501	21	153,121	—	—	153,142
Balance, June 30, 2025	25,294,016	$25,294	$20,418,787	$(40,822,161)	$127,419	$(20,250,661)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net income	—	—	—	208,908	—	208,908
Foreign currency translation loss	—	—	—	—	(30,394)	(30,394)
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	45,243	45	141,197	—	—	141,242
Balance, March 31, 2024	24,910,682	$24,911	$19,138,278	$(36,915,218)	$(147,436)	$(17,899,465)
Net income	—	—	—	242,697	—	242,697
Foreign currency translation loss	—	—	—	—	(51,993)	(51,993)
Stock-based compensation	46,811	47	194,566	—	—	194,613
Balance, June 30, 2024	24,957,493	$24,958	$19,332,844	$(36,672,521)	$(199,429)	$(17,514,148)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net (loss) income	$(1,070,925)	$451,605
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,565,732	1,388,190
Amortization of right-of-use assets	128,607	126,857
Amortization of debt issuance costs and debt discount	85,251	761,799
Bad debt expense (recovery)	38,295	(50,724)
Gain on disposal of property & equipment	(62)	—
Deferred income tax	68,687	(14,382)
Stock-based compensation	319,403	335,855
Loss on extinguishment of debt	2,969,585	—
Changes in operating assets and liabilities:
Accounts receivable	612,499	445,548
Income tax receivable	(55,973)	7,284
Prepaid expenses and other current assets	345,816	371,734
Other assets	161,522	51,683
Accounts payable	(478,608)	407,142
Accrued expenses	(327,785)	(108,053)
Revenue contract liability	125,491	(166,507)
Operating lease liabilities	(141,744)	(134,684)
Net cash provided by operating activities	4,345,791	3,873,347
Cash flows from investing activities:
Investment in internally developed software	(484,741)	(335,714)
Acquisition of property and equipment	(93,683)	—
Acquisition of assets deployed at client locations	(743,304)	(1,181,194)
Transfer of title of assets deployed at client locations to perpetual license customer	159,984	840,593
Net cash used in investing activities	(1,161,744)	(676,315)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	45,000,000	—
Principal payments on long-term debt (Fortress)	(57,576,929)	(489,517)
Principal payments on long-term debt (BMO)	(3,125,000)	—
Principal payments on long-term debt (Insurance)	(180,688)	—
Payments of debt issuance costs	(624,248)	—
Fees associated with debt transactions — prior debt	(138,233)	—
Proceeds from stock option exercises	151,200	24,200
Net cash used in financing activities	(16,493,898)	(465,317)
Effect of exchange rate changes on cash	231,057	(76,387)
Net (decrease) increase in cash and cash equivalents	(13,078,794)	2,655,328
Cash and cash equivalents – beginning of period	18,118,043	16,691,514
Cash and cash equivalents – end of period	$5,039,249	$19,346,842
Supplemental cash flow information:
Cash paid for interest	$1,815,593	$3,808,751
Cash paid for income taxes	$117,914	$63,036
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$6,914	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation.

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

On July 18, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent” or "Evolution"), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

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

Under the terms of the Merger Agreement, if the Merger has not been consummated by July 18, 2025 (the "Initial Outside Date"), either Galaxy or Evolution may terminate the Merger Agreement; provided that such date shall be automatically extended to October 18, 2025 (the "First Extended Outside Date") if, on the Initial Outside Date, all conditions to the Merger would have been satisfied or waived if the closing had taken place on the Initial Outside Date, other than the closing conditions to the absence of certain legal constraints, or the receipt of certain gaming regulatory approvals (the "Gaming Approval Closing Condition"). As of July 18, 2025, all conditions to the Merger would have been satisfied or waived if the closing occurred on such date, other than the Gaming Approval Closing Condition. In accordance with the foregoing terms, on July 18, 2025, the Initial Outside Date was automatically extended to October 18, 2025.

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

For the three and six months ended June 30, 2025, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three and six months ended June 30, 2025. See Note 4.

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

Segment information. Operating segments are defined as components of our enterprise for which separate financial information is regularly reviewed by the Chief Operating Decision Maker ("CODM"), CEO, Matthew Reback, to assess performance and make operational decisions. Currently, we have two revenue streams—land-based gaming and online gaming—that are aggregated into a single reporting segment based on their similar economic characteristics, products, and distribution methods. See Note 7.

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

From time to time, the Company licenses intellectual property from third-party owners and re-licenses that intellectual property to its customers. In these arrangements, the Company usually agrees to pay the owner of the intellectual property a royalty based on the revenues the Company receives from licensing the intellectual property to its customers. Depending on the relationship between Galaxy and the licensor, those royalties are either deducted from gross revenue to arrive at net revenue or are included in operating expenses.

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the three and six months ended June 30, 2025 and 2024. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
The Americas	$4,223,224	$5,453,786	$8,726,266	$10,171,070
Europe, Middle East and Africa	3,304,467	3,068,716	6,586,358	6,352,498
Total revenue	$7,527,691	$8,522,502	$15,312,624	$16,523,568

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 Euros (converted to approximately $7,029,540 USD as of June 30, 2025) per each year ended March 31, 2024, 2025, 2026, and 2027 of the Agreement. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $585,795 USD as of June 30, 2025). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. As of June 30, 2025, the Company has deferred €7,532 Euros in revenue (converted to approximately $8,824 USD as of June 30, 2025), which represents monthly amounts billed in excess of the monthly usage from the Licensee. The deferred revenue will be recognized at the end of the current contract year ending March 31, 2026, if aggregate performance during the current contract year has not equaled or exceeds €6,000,000 Euros.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $1,669,125, $1,454,066 and $1,265,072 as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.

Intellectual property agreements. From time to time, the Company purchases or licenses intellectual property from third-parties and the Company, in turn, utilizes that intellectual property in certain games licensed to customers. In these agreements, the Company may agree to pay the seller of the intellectual property a fee if and when the Company receives revenue from games containing the intellectual property.

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following at:

	June 30,	December 31,
	2025	2024
Patents	$13,507,338	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,000,000	2,000,000
Non-compete agreements	660,000	660,000
Software	2,622,589	2,137,847
Other intangible assets, gross	35,711,750	35,227,008
Less: accumulated amortization	(24,888,230)	(23,783,255)
Other intangible assets, net	$10,823,520	$11,443,753

For the three months ended June 30, 2025 and 2024, amortization expense related to other intangible assets was $552,488 and $489,813, respectively. For the six months ended June 30, 2025 and 2024, amortization expense related to other intangible assets was $1,104,975 and $975,143, respectively.

NOTE 5. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	June 30,	December 31,
	2025	2024
BMO credit agreement	$41,875,000	$-
Fortress credit agreement	-	57,576,929
Insurance notes payable	61,593	242,282
Long-term debt and liabilities, gross	41,936,593	57,819,211
Less: Unamortized debt issuance costs	(564,391)	(2,856,746)
Long-term debt and liabilities, net of debt issuance costs	41,372,202	54,962,465
Less: Current portion of long-term debt	(2,311,593)	(842,282)
Long-term debt and liabilities, net	$39,060,609	$54,120,183

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

As of June 30, 2025, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2025	$1,186,593
2026	2,250,000
2027	3,375,000
2028	3,375,000
2029	4,500,000
Thereafter	27,250,000
Long-term liabilities, gross	$41,936,593

NOTE 6. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with customers who represent a significant portion of total revenues.

For the six months ended June 30, 2025 and 2024, respectively, we had the following client concentrations:

	Location	Six Months Ended June 30, 2025 Revenue	Six Months Ended June 30, 2024 Revenue	Accounts Receivable June 30, 2025	Accounts Receivable December 31, 2024
Client A	Europe	19.4%	21.2%	$1,224,526	$1,186,528
Client B	North America	4.2%	12.0%	$47,121	$686,133

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

Intellectual property agreements. From time to time, the Company purchases intellectual property from third-parties and the Company, in turn, utilizes that intellectual property in certain games licensed to customers. In these purchase agreements, the Company may agree to pay the seller of the intellectual property a fee, if and when, the Company receives revenue from games containing the intellectual property.

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

A summary of segment expense activity is as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Total Core Revenue	$4,694,275	$5,980,542	$9,710,508	$11,378,183
Total Digital Revenue	2,833,416	2,541,960	5,602,116	5,145,385
Consolidated Revenue	$7,527,691	$8,522,502	$15,312,624	$16,523,568

Cost and expenses
Cost of ancillary products and assembled components	$188,011	$598,696	$376,013	$1,005,076
Selling, general and administrative	2,314,242	2,733,637	4,676,618	5,135,770
Compensation and related expenses	2,108,117	1,895,485	4,354,180	3,906,307
Research and development	34,273	54,090	101,391	97,849
Depreciation and amortization	785,915	701,997	1,565,732	1,388,190
Stock-based compensation	153,142	194,613	319,403	335,855
Total costs and expenses	$5,583,700	$6,178,518	$11,393,337	$11,869,047

Net (loss) income	$950,357	$242,697	$(1,070,925)	$451,605

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2025 was 7.5%, as compared to 10.5% at June 30, 2024. The decrease was primarily driven by the amount of permanent differences compared to the prior year period, mainly attributable to legal expenses incurred related to the acquisition by Evolution.

For the six months ended June 30, 2025 and 2024, our effective tax rate (“ETR”) was (13.9)% and 10.8%, respectively. The decrease in the ETR for the six months ended June 30, 2025 is mainly attributable to the loss on extinguishment of debt as compared to the six months ended June 30, 2024.

NOTE 9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2025 and 2024. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2024 Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; risks that the proposed Merger disrupts the Company’s current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Agreement and Plan of Merger with Evolution

On July 18, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent” or "Evolution"), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

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

Under the terms of the Merger Agreement, if the Merger has not been consummated by July 18, 2025 (the "Initial Outside Date"), either Galaxy or Evolution may terminate the Merger Agreement; provided that such date shall be automatically extended to October 18, 2025 (the "First Extended Outside Date") if, on the Initial Outside Date, all conditions to the Merger would have been satisfied or waived if the closing had taken place on the Initial Outside Date, other than the closing conditions to the absence of certain legal constraints, or the receipt of certain gaming regulatory approvals (the "Gaming Approval Closing Condition"). As of July 18, 2025, all conditions to the Merger would have been satisfied or waived if the closing occurred on such date, other than the Gaming Approval Closing Condition. In accordance with the foregoing terms, on July 18, 2025, the Initial Outside Date was automatically extended to October 18, 2025.

Results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,180,133	$5,271,501	$(91,368)	-1.7%
Perpetual License Sales of Progressive Gaming Systems	256,421	1,497,300	(1,240,879)	-82.9%
Gross Revenue	5,436,554	6,768,801	(1,332,247)	-19.7%
Royalties Netted against Gross Revenue	(742,279)	(788,259)	45,980	-5.8%
Total Core Revenue	$4,694,275	$5,980,542	$(1,286,267)	-21.5%

Digital Revenues:
Recurring License Revenue	$4,020,989	$3,528,465	$492,524	14.0%
Gross Revenue	4,020,989	3,528,465	492,524	14.0%
Royalties Netted against Gross Revenue	(1,187,573)	(986,505)	(201,068)	20.4%
Total Digital Revenue	$2,833,416	$2,541,960	$291,456	11.5%

Consolidated Revenues:
Recurring License Revenue	$9,201,122	$8,799,966	$401,156	4.6%
Perpetual License Sales of Progressive Gaming Systems	256,421	1,497,300	(1,240,879)	-82.9%
Gross Revenue	9,457,543	10,297,266	(839,723)	-8.2%
Royalties Netted against Gross Revenue	(1,929,852)	(1,774,764)	(155,088)	8.7%
Revenue	$7,527,691	$8,522,502	$(994,811)	-11.7%

Costs and expenses
Cost of ancillary products and assembled components	$188,011	$598,696	$(410,685)	-68.6%
Selling, general and administrative	4,213,470	4,413,733	(200,263)	-4.5%
Research and development	243,162	269,479	(26,317)	-9.8%
Depreciation and amortization	785,915	701,997	83,918	12.0%
Stock-based compensation	153,142	194,613	(41,471)	-21.3%
Total costs and expenses	5,583,700	6,178,518	(594,818)	-9.6%
Income from operations	1,943,991	2,343,984	(399,993)	-17.1%
Other income (expense):
Interest income	15,879	208,519	(192,640)	-92.4%
Interest expense	(906,598)	(2,280,948)	1,374,350	-60.3%
Foreign currency exchange loss	(9,003)	(565)	(8,438)	1493.5%
Total other income (expense), net	(899,722)	(2,072,994)	1,173,272	-56.6%
Income before provision for income taxes	$1,044,269	$270,990	$773,279	285.4%
Provision for income taxes	(93,912)	(28,293)	(65,619)	231.9%
Net income	$950,357	$242,697	$707,660	291.6%

Revenue

Recurring core revenue decreased $91,368, or 1.7% for the three months ended June 30, 2025, as compared to the same period in the prior year. This decrease was driven in part by the impact of recent casino closures and to a lesser extent, a decrease in revenue generated from licensed third-party intellectual property. Royalties netted against gross core revenue decreased $45,980 for the three months ended June 30, 2025, as compared to the same period in the prior year. This decrease was attributable to lower royalties paid to third-parties for licensed intellectual property. Perpetual license sales of our progressive gaming systems to customers of $256,421 were down 82.9% percent for the three months ended June 30, 2025, as compared to the same period in the prior year. This decline was primarily driven by a strategic decision by management to prioritize higher-margin, recurring revenue streams, as well as the timing of customer purchases. Gross digital revenues of $4,020,989, were up $492,524, or 14.0% for the three months ended June 30, 2025, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content onto new customer sites and the continued success of offering competitive products with brand recognition. Net of royalties, digital revenues grew to $2,833,416, up 11.5% for the three months ended June 30, 2025, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased $410,685, or 68.6% for the three months ended June 30, 2025, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses decreased $200,263, or 4.5% for the three months ended June 30, 2025, as compared to the same period in the prior year. This decrease was primarily driven by a $431,362 reduction in costs associated with special projects, most notably legal expenses incurred related to the acquisition by Evolution. Normalized for the impact of special projects and excluding the related fees of $243,682 and $675,044 for the three months ended June 30, 2025 and June 30, 2024, respectively, selling, general, and administrative expenses increased $231,099 for the three months ended June 30, 2025, as compared to the same period in the prior year. This increase was driven primarily by higher compensation and related expenses.

Research and development expenses were down $26,317, or 9.8% for the three months ended June 30, 2025 compared to the comparable period in the prior year. The decrease was due to the decline of the total amount of outside services used for research and development in the period.

Depreciation and amortization increased $83,918, or 12.0% for the three months ended June 30, 2025, as compared to the same period in the prior year. This increase was primarily driven by amortization expense for certain intangible assets placed in service and to a lesser extent, an increase in depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased $41,471, or 21.3% for the three months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to lower compensation for our Board of Directors in 2025, driven by the vesting of a previously granted equity award and a reduction in the number of board members, both of which contributed to lower stock-based compensation during the current period.

Interest expense decreased $1,374,350, or 60.3% for the three months ended June 30, 2025, as compared to the same period in the prior year. The decrease was due to reduced interest rates and a reduced principal balance as a result of the recent refinancing of our debt. Interest income was down 92.4% compared to the prior year period, primarily due to lower cash balances.

Provision for income taxes was $93,912 for the three months ended June 30, 2025, compared to provision for income taxes of $28,293 for the comparable prior-year period. The increase in expense is primarily driven by the increased income before provision for income taxes.

Primarily as a result of the factors described above, we had net income of $950,357 for the three months ended June 30, 2025, as compared to net income of approximately $242,697 for the same period in the prior year.

Results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$10,433,394	$10,670,229	$(236,835)	-2.2%
Perpetual License Sales of Progressive Gaming Systems	761,541	2,302,493	(1,540,952)	-66.9%
Gross Revenue	11,194,935	12,972,722	(1,777,787)	-13.7%
Royalties Netted against Gross Revenue	(1,484,427)	(1,594,539)	110,112	-6.9%
Total Core Revenue	$9,710,508	$11,378,183	$(1,667,675)	-14.7%

Digital Revenues:
Recurring License Revenue	$7,856,574	$6,984,418	$872,156	12.5%
Gross Revenue	7,856,574	6,984,418	872,156	12.5%
Royalties Netted against Gross Revenue	(2,254,458)	(1,839,033)	(415,425)	22.6%
Total Digital Revenue	$5,602,116	$5,145,385	$456,731	8.9%

Consolidated Revenues:
Recurring License Revenue	$18,289,968	$17,654,647	$635,321	3.6%
Perpetual License Sales of Progressive Gaming Systems	761,541	2,302,493	(1,540,952)	-66.9%
Gross Revenue	19,051,509	19,957,140	(905,631)	-4.5%
Royalties Netted against Gross Revenue	(3,738,885)	(3,433,572)	(305,313)	8.9%
Revenue	$15,312,624	$16,523,568	$(1,210,944)	-7.3%

Costs and expenses
Cost of ancillary products and assembled components	$376,013	$1,005,076	$(629,063)	-62.6%
Selling, general and administrative	8,526,251	8,618,561	(92,310)	-1.1%
Research and development	605,938	521,365	84,573	16.2%
Depreciation and amortization	1,565,732	1,388,190	177,542	12.8%
Stock-based compensation	319,403	335,855	(16,452)	-4.9%
Total costs and expenses	11,393,337	11,869,047	(475,710)	-4.0%
Income from operations	3,919,287	4,654,521	(735,234)	-15.8%
Other income (expense):
Interest income	38,757	410,385	(371,628)	-90.6%
Interest expense	(1,909,948)	(4,570,295)	2,660,347	-58.2%
Foreign currency exchange (loss) gain	(19,103)	11,612	(30,715)	-264.5%
Loss on extinguishment of debt	(2,969,585)	-	(2,969,585)	100%
Total other income (expense), net	(4,859,879)	(4,148,298)	(711,581)	17.2%
(Loss) income before provision for income taxes	$(940,592)	$506,223	$(1,446,815)	-285.8%
Provision for income taxes	(130,333)	(54,618)	(75,715)	138.6%
Net (loss) income	$(1,070,925)	$451,605	$(1,522,530)	-337.1%

Revenue

Recurring core revenue decreased $236,835, or 2.2% for the six months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily driven by the absence of a one-time payment of approximately $140,000 received in the prior year, the impact of recent casino closures and a decrease in revenue generated from licensed third-party intellectual property. Royalties netted against gross core revenue decreased $110,112 for the six months ended June 30, 2025, as compared to the same period in the prior year. This decrease was due to lower royalties paid to third-parties for licensed intellectual property. Perpetual license sales of our progressive gaming systems to customers of $761,541 were down 66.9% percent for the six months ended June 30, 2025, as compared to the same period in the prior year. This decline was primarily driven by a strategic decision by management to prioritize higher-margin, recurring revenue streams, as well as the timing of customer purchases. Gross digital revenues of $7,856,574 were up $872,156, or 12.5% for the six months ended June 30, 2025, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content onto new customer sites and the continued success of offering competitive products with brand recognition. Net of royalties, digital revenues grew to $5,602,116, up 8.9% for the six months ended June 30, 2025, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased $629,063, or 62.6% for the six months ended June 30, 2025, as compared to the same period in the prior year. The activity in Cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses decreased $92,310, or 1.1% for the six months ended June 30, 2025, as compared to the same period in the prior year. This decrease was primarily driven by a $223,089 reduction in costs associated with special projects, most notably legal expenses incurred related to the acquisition by Evolution. Normalized for the impact of special projects and excluding the related fees of $451,955 and $675,044 for the six months ended June 30, 2025 and June 30, 2024, respectively, selling, general, and administrative expenses increased $130,779 for the six months ended June 30, 2025, as compared to the same period in the prior year. The increase was primarily driven by higher compensation and related expenses, partially offset by reductions in legal expenses unrelated to special projects, as well as lower taxes and licensing costs.

Research and development expenses were up $84,573, or 16.2% for the six months ended June 30, 2025, as compared to the same period in the prior year. This increase was driven by higher payroll costs due to increased headcount and the ongoing development of internal software placed in service.

Depreciation and amortization increased $177,542, or 12.8% for the six months ended June 30, 2025, as compared to the same period in the prior year. This increase was primarily driven by amortization expense for certain intangible assets placed in service and to a lesser extent, depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased $16,452, or 4.9% for the six months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily driven by lower compensation for our Board of Directors in 2025, resulting from the full vesting of a previously granted equity award and a reduction in the number of board members. These factors led to a decline in stock-based compensation during the current period, partially offset by an increase in stock-based compensation for employees.

Interest expense decreased $2,660,347, or 58.2% for the six months ended June 30, 2025, as compared to the same period in the prior year. The decrease was due to reduced interest rates and a reduced principal balance as a result of the recent refinancing of our debt. Interest income was down $371,628, or 90.6% compared to the prior year period, primarily due to lower cash balances.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the six months ended June 30, 2025 related to the refinancing of our debt from Fortress to BMO.

Provision for income taxes was $130,333 for the six months ended June 30, 2025, compared to provision for income taxes of $54,618 for the comparable prior-year period. The increase was due to a higher adjusted pre-tax book income offset by discrete items, primarily the loss on extinguishment of debt.

Primarily as a result of the factors described above, we had net loss of $1,070,925 for the six months ended June 30, 2025, as compared to net income of approximately $451,605 for the same period in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation:	2025	2024	2025	2024
Net (loss) income	$950,357	$242,697	$(1,070,925)	$451,605
Interest expense	906,598	2,280,948	1,909,948	4,570,295
Interest income	(15,879)	(208,519)	(38,757)	(410,385)
Provision for income taxes	93,912	28,293	130,333	54,618
Depreciation and amortization	785,915	701,997	1,565,732	1,388,190
EBITDA	2,720,903	3,045,416	2,496,331	6,054,323
Stock-based compensation (1)	153,142	194,613	319,403	335,855
Employee severance costs and other expenses (2)	72,539	—	83,030	24,482
CEO transition expenses (3)	—	—	—	8,200
Professional fees, acquisition costs and other (4)	243,682	675,044	451,955	675,044
Gain on disposal of assets (5)	—	—	(62)	—
Foreign exchange loss (gain) (6)	9,003	565	19,103	(11,612)
Loss on extinguishment of debt (7)	—	—	2,969,585	—
Adjusted EBITDA	$3,199,269	$3,915,638	$6,339,345	$7,086,292

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

As of June 30, 2025, we had total current assets of $10,452,127 and total assets of $26,603,798. As of December 31, 2024, we had total current assets of $24,171,920 and total assets of $41,010,731. The decrease in current assets as of June 30, 2025 compared to December 31, 2024 was primarily due to the decreased cash and cash equivalents driven by cash used in the refinancing of our debt. The decrease in total assets as of June 30, 2025 compared to December 31, 2024 was primarily due to the decrease of current assets noted above.

Our total current liabilities as of June 30, 2025 compared to December 31, 2024 increased to $7,527,390 from $6,602,744. This increase was primarily due to an increase in the current portion of our long term debt as a result of the refinancing of our debt from Fortress to BMO.

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

Our operating activities provided cash of $4,345,791 for the six months ended June 30, 2025, compared to $3,873,347 provided for the comparable prior year period. This change is mainly attributable to the net loss in the current period and a variance of $632,929 in use of assets and liabilities that relate to operations. Additionally, the Company recognized a loss on extinguishment of debt of $2,969,585 due to the refinancing of the Fortress loan to BMO, depreciation and amortization increased $177,542 primarily driven by amortization related to intangible assets placed in service and to a lesser extent, depreciation related to assets deployed at client locations, $16,452 decline in stock-based compensation and an increase in bad debt of $89,019.

Investing activities used cash of $1,161,744 for the six months ended June 30, 2025, compared to cash used of $676,315 for the six months ended June 30, 2024. This increase in cash used was primarily due to the decrease in the transfer of title of assets deployed at client locations to perpetual license customers and an increase in investment in internally developed software and acquisition of property and equipment.

Cash used in financing activities during the six months ended June 30, 2025, was $16,493,898. This compares to $465,317 cash used by financing activities for the six months ended June 30, 2024. The increase in cash used was due to the refinancing of our debt from Fortress to BMO and additional principal payments made on the debt in the current year.

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

Off-balance sheet arrangements. As of June 30, 2025, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named in and have brought lawsuits in the normal course of business. For further information on legal proceedings, see Note 6 Commitments and Contingencies in the accompanying notes to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties set forth in our other filings with the SEC, including in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of July 18, 2024 by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	July 18, 2024

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.2	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.3	Cooperation Agreement, dated April 20, 2022, by and between the Company and Tice Brown	8-K	000-30653	10.1	April 25, 2022

10.4	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.5	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.6	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.7	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.8	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 20, 2023

10.9	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.10	Severance Agreement dated November 10, 2023, between the Company and Todd Cravens	8-K	000-30653	10.1	November 20, 2023

10.11	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo.	8-K	000-30653	10.1	May 24, 2024

10.12	Galaxy Gaming, Inc 2014 Amended and Restated Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.13	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.14	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.15	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.2	December 31, 2024

10.16	Credit Agreement dated as of January 6, 2025, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	January 8, 2025

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 8, 2025

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 8, 2025

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)