Form 10-Q
period 2025-09-30
Galaxy Gaming, Inc.
filed 2025-11-07
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,334,216 common shares as of October 31, 2025.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$3,334,579	$18,118,043
Accounts receivable, net of allowance of $219,931 and $154,729, respectively	5,157,092	4,719,717
Income tax receivable	152,447	96,212
Prepaid expenses	1,479,982	1,237,948
Total current assets	10,124,100	24,171,920
Property and equipment, net	108,531	69,916
Operating lease right-of-use assets	345,804	533,163
Assets deployed at client locations, net	4,044,247	3,334,266
Goodwill	1,091,000	1,091,000
Other intangible assets, net	10,537,358	11,443,753
Other assets	151,499	366,713
Total assets	$26,402,539	$41,010,731
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,215,142	$2,646,153
Accrued expenses	2,868,660	2,828,290
Current portion of operating lease liabilities	296,685	286,019
Current portion of long-term debt	2,485,267	842,282
Revenue contract liability	57,966	—
Total current liabilities	7,923,720	6,602,744
Long-term operating lease liabilities	79,983	297,714
Long-term debt and liabilities, net	37,398,707	54,120,183
Deferred tax liabilities, net	63,844	44,429
Total liabilities	45,466,254	61,065,070
Commitments and Contingencies (See Note 6)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,334,216 and 25,115,299 shares issued and outstanding, respectively	25,334	25,115
Additional paid-in capital	20,565,149	19,948,363
Accumulated deficit	(39,783,022)	(39,751,236)
Accumulated other comprehensive income (loss)	128,824	(276,581)
Total stockholders’ deficit	(19,063,715)	(20,054,339)
Total liabilities and stockholders’ deficit	$26,402,539	$41,010,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Licensing fees	$7,325,142	$7,646,298	$22,637,766	$24,169,866
Total revenue	7,325,142	7,646,298	22,637,766	24,169,866
Costs and expenses:
Cost of ancillary products and assembled components	241,139	342,865	617,152	1,347,941
Selling, general and administrative	4,021,121	6,260,283	12,547,372	14,878,844
Research and development	230,545	261,493	836,483	782,858
Depreciation and amortization	806,483	701,127	2,372,215	2,089,317
Stock-based compensation	122,202	204,467	441,605	540,322
Total costs and expenses	5,421,490	7,770,235	16,814,827	19,639,282
Income (loss) from operations	1,903,652	(123,937)	5,822,939	4,530,584
Other income (expense):
Interest income	4,789	207,488	43,546	617,873
Interest expense	(872,101)	(2,293,239)	(2,782,049)	(6,863,534)
Foreign currency exchange (loss) gain	(21,184)	18,971	(40,287)	30,583
Loss on extinguishment of debt	—	—	(2,969,585)	—
Total other expense, net	(888,496)	(2,066,780)	(5,748,375)	(6,215,078)
Income (loss) before provision for income taxes	1,015,156	(2,190,717)	74,564	(1,684,494)
Benefit (provision) for income taxes	23,983	(7,197)	(106,350)	(61,815)
Net income (loss)	1,039,139	(2,197,914)	(31,786)	(1,746,309)
Foreign currency translation adjustment	1,405	94,729	405,405	12,342
Comprehensive income (loss)	$1,040,544	$(2,103,185)	$373,619	$(1,733,967)

Net income (loss) per share:
Basic	$0.04	$(0.09)	$(0.00)	$(0.07)
Diluted	$0.04	$(0.09)	$(0.00)	$(0.07)

Weighted-average shares outstanding:
Basic	26,089,512	25,746,433	26,012,974	25,691,128
Diluted	26,274,251	25,746,433	26,012,974	25,691,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Beginning balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net loss	—	—	—	(2,021,282)	—	(2,021,282)
Foreign currency translation gain	—	—	—	—	151,790	151,790
Stock options exercised	100,000	100	126,900	—	—	127,000
Stock-based compensation	38,216	38	166,223	—	—	166,261
Balance, March 31, 2025	25,253,515	$25,253	$20,241,486	$(41,772,518)	$(124,791)	$(21,630,570)
Net income	—	—	—	950,357	—	950,357
Foreign currency translation gain	—	—	—	—	252,210	252,210
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	20,501	21	153,121	—	—	153,142
Balance, June 30, 2025	25,294,016	$25,294	$20,418,787	$(40,822,161)	$127,419	$(20,250,661)
Net income	—	—	—	1,039,139	—	1,039,139
Foreign currency translation gain	—	—	—	—	1,405	1,405
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	20,200	20	122,182	—	—	122,202
Balance, September 30, 2025	25,334,216	$25,334	$20,565,149	$(39,783,022)	$128,824	$(19,063,715)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2023	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net income	—	—	—	208,908	—	208,908
Foreign currency translation loss	—	—	—	—	(30,394)	(30,394)
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	45,243	45	141,197	—	—	141,242
Balance, March 31, 2024	24,910,682	$24,911	$19,138,278	$(36,915,218)	$(147,436)	$(17,899,465)
Net income	—	—	—	242,697	—	242,697
Foreign currency translation loss	—	—	—	—	(51,993)	(51,993)
Stock-based compensation	46,811	47	194,566	—	—	194,613
Balance, June 30, 2024	24,957,493	$24,958	$19,332,844	$(36,672,521)	$(199,429)	$(17,514,148)
Net loss	—	—	—	(2,197,914)	—	(2,197,914)
Foreign currency translation loss	—	—	—	—	94,729	94,729
Stock options exercised	18,333	18	31,864	—	—	31,882
Stock-based compensation	23,677	24	204,444	—	—	204,468
Balance, September 30, 2024	24,999,503	$25,000	$19,569,152	$(38,870,435)	$(104,700)	$(19,380,983)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(31,786)	$(1,746,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,372,215	2,089,317
Amortization of right-of-use assets	194,274	189,238
Amortization of debt issuance costs and debt discount	116,625	1,142,699
Bad debt expense (recovery)	30,138	(31,875)
Gain (loss) on disposal of property & equipment	(62)	33,245
Deferred income tax	19,415	(39,388)
Stock-based compensation	441,605	540,322
Loss on extinguishment of debt	2,969,585	—
Changes in operating assets and liabilities:
Accounts receivable	(122,418)	(1,433,623)
Income tax receivable	(60,685)	(5,739)
Prepaid expenses and other current assets	(6,767)	334,954
Other assets	215,214	53,766
Accounts payable	(433,601)	2,226,036
Accrued expenses	(78,002)	42,468
Revenue contract liability	57,968	(166,678)
Operating lease liabilities	(213,980)	(200,977)
Net cash provided by operating activities	5,469,738	3,027,456
Cash flows from investing activities:
Investment in internally developed software	(751,067)	(562,247)
Acquisition of property and equipment	(93,683)	—
Acquisition of assemblies in process	(612,198)	(35,188)
Acquisition of assets deployed at client locations	(928,982)	(1,686,876)
Transfer of title of assets deployed at client locations to perpetual license customer	171,575	1,102,908
Net cash used in investing activities	(2,214,355)	(1,181,403)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	45,000,000	—
Principal payments on long-term debt (Fortress)	(57,576,929)	(704,120)
Principal payments on long-term debt (BMO)	(4,812,500)	—
Principal payments on long-term debt (Insurance)	(242,281)	—
Payments of debt issuance costs	(630,024)	—
Fees associated with debt transactions — prior debt	(138,233)	—
Proceeds from stock option exercises	175,400	56,082
Net cash used in financing activities	(18,224,567)	(648,038)
Effect of exchange rate changes on cash	185,720	9,656
Net (decrease) increase in cash and cash equivalents	(14,783,464)	1,207,671
Cash and cash equivalents – beginning of period	18,118,043	16,691,514
Cash and cash equivalents – end of period	$3,334,579	$17,899,185
Supplemental cash flow information:
Cash paid for interest	$2,656,333	$5,762,757
Cash paid for income taxes	$147,914	$101,536
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$6,914	$330,371

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

Under the terms of the Merger Agreement, if the Merger has not been consummated by October 18, 2025 (the "First Extended Outside Date"), either Galaxy or Evolution may terminate the Merger Agreement; provided that such date shall be automatically extended to January 18, 2026 (the "Second Extended Outside Date") if, on the First Extended Outside Date, all conditions to the Merger would have been satisfied or waived if the closing had taken place on the First Extended Outside Date, other than the closing conditions related to the absence of certain legal constraints, or the receipt of certain gaming regulatory approvals (the "Gaming Approval Closing Condition"). As of October 18, 2025, all conditions to the Merger would have been satisfied or waived if the closing occurred on such date, other than the Gaming Approval Closing Condition. In accordance with the foregoing terms, on October 18, 2025, the First Extended Outside Date was automatically extended to January 18, 2026.

Galaxy and Evolution continue to be actively engaged with gaming regulators to secure the approvals required to satisfy the Gaming Approval Closing Condition, and, consistent with Galaxy's prior disclosure, Galaxy continues to anticipate regulatory consideration of the transaction to occur in December of 2025, and subject to regulatory approval and satisfaction of all closing conditions, closing of the transaction to occur prior to the end of the calendar year 2025.

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

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes as of and for the year ended December 31, 2024 included in our 2024 Form 10-K ("2024 10-K").

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

For the three and nine months ended September 30, 2025, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three and nine months ended September 30, 2025. See Note 4.

Fair value of financial instruments. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), defines fair value and provides guidance on how to measure it. ASC 820 outlines required disclosures and describes valuation techniques, including the market approach (using comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (replacement cost of an asset's service capacity). ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

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

Accounting Standard Update 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). In July 2025, the FASB issued ASU 2025-05 to address challenges in applying the current expected credit loss ("CECL") model to current accounts receivable and contract assets related to revenue from customers. The amendments are intended to reduce the cost and complexity of estimating credit losses for current accounts receivables while maintaining decision-useful information for financial statement users. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Accounting Standards Update 2025-06, "Accounting for Internal-Use Software" ("ASU 2025-06"). In September 2025, the FASB issued ASU 2025-06 to simplify the accounting for internal-use software by replacing the stage-based model with a principles-based approach. The amendments aim to align accounting with modern development practices and reduce complexity. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3. REVENUE RECOGNITION

Revenue recognition. We generate revenue primarily from the licensing of our intellectual property and the intellectual property that we license from third parties. We recognize revenue under recurring fee license contracts monthly as we satisfy our performance obligation, which consists of granting the customer the right to use said intellectual property. Amounts billed are determined based on flat rates or usage rates stipulated in the customer contract.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the three and nine months ended September 30, 2025 and 2024. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in all periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
The Americas	$4,007,232	$4,580,666	$12,733,498	$14,751,736
Europe, Middle East and Africa	3,317,910	3,065,632	9,904,268	9,418,130
Total revenue	$7,325,142	$7,646,298	$22,637,766	$24,169,866

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 Euros (converted to approximately $7,035,240 USD as of September 30, 2025) per each year ended March 31, 2024, 2025, 2026, and 2027. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $586,270 USD as of September 30, 2025). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. As of September 30, 2025, the Company has deferred €9,637 Euros in revenue (converted to approximately $11,299 USD as of September 30, 2025), which represents monthly amounts billed in excess of the monthly usage from the Licensee. The deferred revenue will be recognized at the end of the current contract year ending March 31, 2026, if aggregate performance during the current contract year has not equaled or exceeded €6,000,000 Euros.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $1,742,597, $1,454,066 and $1,374,379 as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

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

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following at:

	September 30,	December 31,
	2025	2024
Patents	$13,507,338	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,012,545	2,000,000
Non-compete agreements	660,000	660,000
Software	2,876,369	2,137,847
Other intangible assets, gross	35,978,075	35,227,008
Less: accumulated amortization	(25,440,717)	(23,783,255)
Other intangible assets, net	$10,537,358	$11,443,753

For the three months ended September 30, 2025 and 2024, amortization expense related to other intangible assets was $552,487 and $489,852, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense related to other intangible assets was $1,657,462 and $1,464,995, respectively.

NOTE 5. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	September 30,	December 31,
	2025	2024
BMO credit agreement	$40,187,500	$-
Fortress credit agreement	-	57,576,929
Insurance notes payable	235,267	242,282
Long-term debt and liabilities, gross	40,422,767	57,819,211
Less: Unamortized debt issuance costs	(538,793)	(2,856,746)
Long-term debt and liabilities, net of debt issuance costs	39,883,974	54,962,465
Less: Current portion of long-term debt	(2,485,267)	(842,282)
Long-term debt and liabilities, net	$37,398,707	$54,120,183

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

As of September 30, 2025, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2025	$631,659
2026	2,416,108
2027	3,375,000
2028	3,375,000
2029	4,500,000
Thereafter	26,125,000
Long-term liabilities, gross	$40,422,767

NOTE 6. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with customers who represent a significant portion of total revenues.

For the nine months ended September 30, 2025 and 2024, respectively, we had the following client concentrations:

	Location	Nine Months Ended September 30, 2025 Revenue	Nine Months Ended September 30, 2024 Revenue	Accounts Receivable September 30, 2025	Accounts Receivable December 31, 2024
Client A	Europe	19.2%	20.5%	$1,767,796	$1,186,528
Client B	North America	3.3%	10.7%	$28,870	$686,133

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

A summary of segment expense activity is as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Total Core Revenue	$4,519,799	$5,129,560	$14,230,307	$16,507,743
Total Digital Revenue	2,805,343	2,516,738	8,407,459	7,662,123
Consolidated Revenue	$7,325,142	$7,646,298	$22,637,766	$24,169,866

Cost and expenses
Cost of ancillary products and assembled components	$241,139	$342,865	$617,152	$1,347,941
Selling, general and administrative	2,340,456	4,570,659	7,017,074	9,706,429
Compensation and related expenses	1,893,856	1,898,447	6,248,036	5,804,754
Research and development	17,354	52,670	118,745	150,519
Depreciation and amortization	806,483	701,127	2,372,215	2,089,317
Stock-based compensation	122,202	204,467	441,605	540,322
Total costs and expenses	$5,421,490	$7,770,235	$16,814,827	$19,639,282

Net income (loss)	$1,039,139	$(2,197,914)	$(31,786)	$(1,746,309)

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2025 was 2.9%, compared to -3.6% at September 30, 2024. The change was primarily driven by differences in forecasted earnings before income taxes and the amount of permanent differences relative to the prior-year period, mainly attributable to legal expenses incurred in connection with the acquisition by Evolution.

For the nine months ended September 30, 2025 and 2024, our effective tax rate (“ETR”) was -11.3% and -3.7%, respectively. The decrease in the ETR for the nine months ended September 30, 2025 is mainly attributable to the loss on extinguishment of debt as compared to the nine months ended September 30, 2024.

NOTE 9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2025 and 2024. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2024 Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; risks that the proposed Merger disrupts the Company’s current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide; changes in international trade policies and the impact of tariffs imposed by U.S. and foreign governments; our level of indebtedness; restrictions and covenants in our loan agreement; dependence on major customers; protection of intellectual property and our ability to license the intellectual property rights of third parties; failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business; and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on casino floors and on legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability and productivity or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. Our products and services are offered in various highly regulated markets and certain non-regulated (where such is not illegal) markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

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

Under the terms of the Merger Agreement, if the Merger has not been consummated by October 18, 2025 (the "First Extended Outside Date"), either Galaxy or Evolution may terminate the Merger Agreement; provided that such date shall be automatically extended to January 18, 2026 (the "Second Extended Outside Date") if, on the First Extended Outside Date, all conditions to the Merger would have been satisfied or waived if the closing had taken place on the First Extended Outside Date, other than the closing conditions related to the absence of certain legal constraints, or the receipt of certain gaming regulatory approvals (the "Gaming Approval Closing Condition"). As of October 18, 2025, all conditions to the Merger would have been satisfied or waived if the closing occurred on such date, other than the Gaming Approval Closing Condition. In accordance with the foregoing terms, on October 18, 2025, the First Extended Outside Date was automatically extended to January 18, 2026.

Galaxy and Evolution continue to be actively engaged with gaming regulators to secure the approvals required to satisfy the Gaming Approval Closing Condition, and, consistent with Galaxy's prior disclosure, Galaxy continues to anticipate regulatory consideration of the transaction to occur in December of 2025, and subject to regulatory approval and satisfaction of all closing conditions, closing of the transaction to occur prior to the end of the calendar year 2025.

Results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,186,967	$5,202,783	$(15,816)	-0.3%
Perpetual License Sales of Progressive Gaming Systems	68,714	705,000	(636,286)	-90.3%
Gross Revenue	5,255,681	5,907,783	(652,102)	-11.0%
Royalties Netted against Gross Revenue	(735,882)	(778,223)	42,341	-5.4%
Total Core Revenue	$4,519,799	$5,129,560	$(609,761)	-11.9%

Digital Revenues:
Recurring License Revenue	$3,947,334	$3,513,194	$434,140	12.4%
Gross Revenue	3,947,334	3,513,194	434,140	12.4%
Royalties Netted against Gross Revenue	(1,141,991)	(996,456)	(145,535)	14.6%
Total Digital Revenue	$2,805,343	$2,516,738	$288,605	11.5%

Consolidated Revenues:
Recurring License Revenue	$9,134,301	$8,715,977	$418,324	4.8%
Perpetual License Sales of Progressive Gaming Systems	68,714	705,000	(636,286)	-90.3%
Gross Revenue	9,203,015	9,420,977	(217,962)	-2.3%
Royalties Netted against Gross Revenue	(1,877,873)	(1,774,679)	(103,194)	5.8%
Revenue	$7,325,142	$7,646,298	$(321,156)	-4.2%

Costs and expenses
Cost of ancillary products and assembled components	$241,139	$342,865	$(101,726)	-29.7%
Selling, general and administrative	4,021,121	6,260,283	(2,239,162)	-35.8%
Research and development	230,545	261,493	(30,948)	-11.8%
Depreciation and amortization	806,483	701,127	105,356	15.0%
Stock-based compensation	122,202	204,467	(82,265)	-40.2%
Total costs and expenses	5,421,490	7,770,235	(2,348,745)	-30.2%
Income (loss) from operations	1,903,652	(123,937)	2,027,589	-1636.0%
Other income (expense):
Interest income	4,789	207,488	(202,699)	-97.7%
Interest expense	(872,101)	(2,293,239)	1,421,138	-62.0%
Foreign currency exchange (loss) gain	(21,184)	18,971	(40,155)	-211.7%
Total other expense, net	(888,496)	(2,066,780)	1,178,284	-57.0%
Income (loss) before provision for income taxes	$1,015,156	$(2,190,717)	$3,205,873	-146.3%
Provision for income taxes	23,983	(7,197)	31,180	-433.2%
Net income (loss)	$1,039,139	$(2,197,914)	$3,237,053	-147.3%

Revenue

Recurring core revenue totaled $5,186,967 for the three months ended September 30, 2025, representing a modest year-over-year decline of 0.3%. This slight decrease was primarily attributable to the impact of recent casino closures, with a smaller contribution from reduced revenue tied to licensed third-party intellectual property. These declines were partially offset by revenue generated from placements of our new GOS progressive gaming system, which launched earlier this year. Royalties netted against gross core revenue decreased $42,341 for the three months ended September 30, 2025, as compared to the same period in the prior year. This decrease was attributable to lower royalties paid to third-parties for licensed intellectual property. Perpetual license sales of our progressive gaming systems to customers of $68,714 were down 90.3% percent for the three months ended September 30, 2025, as compared to the same period in the prior year. This decline was primarily driven by the timing of customer purchases. Gross digital revenues of $3,947,334, increased $434,140, or 12.4% for the three months ended September 30, 2025, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content onto new customer sites and the continued success of offering competitive products with brand recognition. Net of royalties, digital revenues grew to $2,805,343, up 11.5% for the three months ended September 30, 2025, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased $101,726, or 29.7% for the three months ended September 30, 2025, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses decreased $2,239,162, or 35.8% for the three months ended September 30, 2025, as compared to the same period in the prior year. This decrease was primarily driven by a $1,934,107 reduction in costs associated with special projects, most notably legal expenses incurred related to the acquisition by Evolution. Normalized for the impact of special projects and excluding the related fees of $310,778 and $2,244,885 for the three months ended September 30, 2025 and September 30, 2024, respectively, selling, general, and administrative expenses decreased $305,055 for the three months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily driven by lower legal, accounting, and consulting expenses unrelated to special projects.

Research and development expenses decreased $30,948, or 11.8% for the three months ended September 30, 2025 compared to the comparable period in the prior year. The decrease was due to the decline of the total amount of outside services used for research and development in the period.

Depreciation and amortization increased $105,356, or 15.0% for the three months ended September 30, 2025, as compared to the same period in the prior year. This increase was primarily driven by amortization expense for certain intangible assets placed in service and to a lesser extent, an increase in depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased $82,265, or 40.2% for the three months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to reduced stock-based compensation for employees as well as lower compensation for our Board of Directors in 2025, as a result of the full vesting of a previously granted equity award and a reduction in the number of board members.

Interest expense decreased $1,421,138, or 62.0% for the three months ended September 30, 2025, as compared to the same period in the prior year. The decrease was due to reduced interest rates and a reduced principal balance as a result of the refinancing of our debt in January 2025. Interest income decreased $202,699, or 97.7% compared to the prior year period, primarily due to lower cash balances.

Benefit for income taxes was $23,983 for the three months ended September 30, 2025, compared to provision for income taxes of $7,197 for the comparable prior-year period. The change primarily reflects the impact of provisions recorded earlier in the year and the full-year forecasted income before provision for income taxes.

Primarily as a result of the factors described above, we had net income of $1,039,139 for the three months ended September 30, 2025, as compared to net loss of approximately $2,197,914 for the same period in the prior year.

Results of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$15,620,361	$15,873,012	$(252,651)	-1.6%
Perpetual License Sales of Progressive Gaming Systems	830,255	3,007,493	(2,177,238)	-72.4%
Gross Revenue	16,450,616	18,880,505	(2,429,889)	-12.9%
Royalties Netted against Gross Revenue	(2,220,309)	(2,372,762)	152,453	-6.4%
Total Core Revenue	$14,230,307	$16,507,743	$(2,277,436)	-13.8%

Digital Revenues:
Recurring License Revenue	$11,803,908	$10,497,613	$1,306,295	12.4%
Gross Revenue	11,803,908	10,497,613	1,306,295	12.4%
Royalties Netted against Gross Revenue	(3,396,449)	(2,835,490)	(560,959)	19.8%
Total Digital Revenue	$8,407,459	$7,662,123	$745,336	9.7%

Consolidated Revenues:
Recurring License Revenue	$27,424,269	$26,370,625	$1,053,644	4.0%
Perpetual License Sales of Progressive Gaming Systems	830,255	3,007,493	(2,177,238)	-72.4%
Gross Revenue	28,254,524	29,378,118	(1,123,594)	-3.8%
Royalties Netted against Gross Revenue	(5,616,758)	(5,208,252)	(408,506)	7.8%
Revenue	$22,637,766	$24,169,866	$(1,532,100)	-6.3%

Costs and expenses
Cost of ancillary products and assembled components	$617,152	$1,347,941	$(730,789)	-54.2%
Selling, general and administrative	12,547,372	14,878,844	(2,331,472)	-15.7%
Research and development	836,483	782,858	53,625	6.8%
Depreciation and amortization	2,372,215	2,089,317	282,898	13.5%
Stock-based compensation	441,605	540,322	(98,717)	-18.3%
Total costs and expenses	16,814,827	19,639,282	(2,824,455)	-14.4%
Income from operations	5,822,939	4,530,584	1,292,355	28.5%
Other income (expense):
Interest income	43,546	617,873	(574,327)	-93.0%
Interest expense	(2,782,049)	(6,863,534)	4,081,485	-59.5%
Foreign currency exchange (loss) gain	(40,287)	30,583	(70,870)	-231.7%
Loss on extinguishment of debt	(2,969,585)	-	(2,969,585)	100.0%
Total other expense, net	(5,748,375)	(6,215,078)	466,703	-7.5%
Income (loss) before provision for income taxes	$74,564	$(1,684,494)	$1,759,058	-104.4%
Provision for income taxes	(106,350)	(61,815)	(44,535)	72.0%
Net loss	$(31,786)	$(1,746,309)	$1,714,523	-98.2%

Revenue

Recurring core revenue totaled $15,620,361 for the nine months ended September 30, 2025, representing a modest year-over-year decline of 1.6%. This slight decrease was primarily attributable to the impact of casino closures, with a smaller contribution from reduced revenue tied to licensed third-party intellectual property. These declines were partially offset by revenue generated from placements of our new GOS progressive gaming system, which launched earlier this year. Royalties netted against gross core revenue decreased $152,453 for the nine months ended September 30, 2025, as compared to the same period in the prior year. This decrease was due to lower royalties paid to third-parties for licensed intellectual property. Perpetual license sales of our progressive gaming systems to customers of $830,255 decreased 72.4% percent for the nine months ended September 30, 2025, as compared to the same period in the prior year. This decline was primarily driven by the timing of customer purchases. Gross digital revenues of $11,803,908 increased $1,306,295, or 12.4% for the nine months ended September 30, 2025, as compared to the same period in the prior year. This favorable increase reflects the ongoing expansion of our digital content onto new customer sites and the continued success of offering competitive products with brand recognition. Net of royalties, digital revenues grew to $8,407,459, up 9.7% for the nine months ended September 30, 2025, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased $730,789, or 54.2% for the nine months ended September 30, 2025, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses decreased $2,331,472, or 15.7% for the nine months ended September 30, 2025, as compared to the same period in the prior year. This decrease was primarily driven by a $2,157,196 reduction in costs associated with special projects, most notably legal expenses incurred related to the acquisition by Evolution. Normalized for the impact of special projects and excluding the related fees of $762,733 and $2,919,929 for the nine months ended September 30, 2025 and September 30, 2024, respectively, selling, general, and administrative expenses decreased $174,276 for the nine months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily driven by lower legal, accounting, and investor relations expenses unrelated to special projects, partially offset by higher employee compensation costs.

Research and development expenses increased $53,625, or 6.8% for the nine months ended September 30, 2025, as compared to the same period in the prior year. This increase was due to higher employee compensation costs primarily driven by increased headcount as well as the ongoing development of internal software placed in service.

Depreciation and amortization increased $282,898, or 13.5% for the nine months ended September 30, 2025, as compared to the same period in the prior year. This increase was primarily driven by amortization expense for certain intangible assets placed in service and to a lesser extent, depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased $98,717, or 18.3% for the nine months ended September 30, 2025, as compared to the same period in the prior year. The decrease was primarily driven by lower compensation for our Board of Directors in 2025, as a result of the full vesting of a previously granted equity award and a reduction in the number of board members.

Interest expense decreased $4,081,485, or 59.5% for the nine months ended September 30, 2025, as compared to the same period in the prior year. The decrease was due to reduced interest rates and a reduced principal balance as a result of the refinancing of our debt in January 2025. Interest income decreased $574,327, or 93.0% compared to the prior year period, primarily due to lower cash balances.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the nine months ended September 30, 2025 related to the refinancing of our debt from Fortress to BMO.

Provision for income taxes was $106,350 for the nine months ended September 30, 2025, compared to provision for income taxes of $61,815 for the comparable prior-year period. The increase was due to a higher adjusted pre-tax book income offset by discrete items, primarily the loss on extinguishment of debt.

Primarily as a result of the factors described above, we had net loss of $31,786 for the nine months ended September 30, 2025, as compared to net loss of approximately $1,746,309 for the same period in the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation:	2025	2024	2025	2024
Net income (loss)	$1,039,139	$(2,197,914)	$(31,786)	$(1,746,309)
Interest expense	872,101	2,293,239	2,782,049	6,863,534
Interest income	(4,789)	(207,488)	(43,546)	(617,873)
(Benefit) provision for income taxes	(23,983)	7,197	106,350	61,815
Depreciation and amortization	806,483	701,127	2,372,215	2,089,317
EBITDA	2,688,951	596,161	5,185,282	6,650,484
Stock-based compensation (1)	122,202	204,467	441,605	540,322
Employee severance costs and other expenses (2)	—	—	83,030	24,482
CEO transition expenses (3)	—	—	—	8,200
Professional fees, acquisition costs and other (4)	310,778	2,244,885	762,733	2,919,929
Loss (gain) on disposal of assets (5)	—	33,245	(62)	33,245
Foreign exchange loss (gain) (6)	21,184	(18,971)	40,287	(30,583)
Loss on extinguishment of debt (7)	—	—	2,969,585	—
Tariffs (8)	95,380	—	95,380	—
Adjusted EBITDA	$3,238,495	$3,059,787	$9,577,840	$10,146,079

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

(8) Represents the total amount expended on tariffs.

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

As of September 30, 2025, we had total current assets of $10,124,100 and total assets of $26,402,539. As of December 31, 2024, we had total current assets of $24,171,920 and total assets of $41,010,731. The decrease in current assets as of September 30, 2025 compared to December 31, 2024 was primarily due to the decreased cash and cash equivalents driven by cash used in the refinancing of our debt. The decrease in total assets as of September 30, 2025 compared to December 31, 2024 was primarily due to the decrease of current assets noted above.

Our total current liabilities as of September 30, 2025 compared to December 31, 2024 increased to $7,923,720 from $6,602,744. This increase was primarily due to an increase in the current portion of our long term debt as a result of the refinancing of our debt from Fortress to BMO.

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

Our operating activities provided cash of $5,469,738 for the nine months ended September 30, 2025, compared to $3,027,456 provided for the comparable prior year period. This change is mainly attributable to a smaller net loss in the current period versus the prior period and a variance of $1,492,478 in use of assets and liabilities that relate to operations. Additionally, the Company recognized a loss on extinguishment of debt of $2,969,585 due to the refinancing of the Fortress loan to BMO, depreciation and amortization increased $282,898 primarily driven by amortization related to intangible assets placed in service and to a lesser extent, depreciation related to assets deployed at client locations, $98,717 decline in stock-based compensation and an increase in bad debt of $62,013.

Investing activities used cash of $2,214,355 for the nine months ended September 30, 2025, compared to cash used of $1,181,403 for the nine months ended September 30, 2024. This increase in cash used was primarily due to the decrease in the transfer of title of assets deployed at client locations to perpetual license customers, along with higher spending on assemblies in process, increased investment in internally developed software, and additional acquisitions of property and equipment.

Cash used in financing activities during the nine months ended September 30, 2025, was $18,224,567. This compares to $648,038 cash used by financing activities for the nine months ended September 30, 2024. The increase in cash used was due to the refinancing of our debt from Fortress to BMO and additional principal payments of $3,125,000 made on the debt in the current year.

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

Off-balance sheet arrangements. As of September 30, 2025, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Galaxy Gaming, Inc.

Date:	November 7, 2025

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 7, 2025

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)