Form 10-K
period 2025-12-31
Galaxy Gaming, Inc.
filed 2026-03-30
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth Company ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter $70,317,364.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,354,623 common shares as of March 10, 2026.

GALAXY GAMING, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” (iv) our audited Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” and (v) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger (as defined herein) on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein); risks that the proposed Merger disrupts the Company’s (as defined herein) current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide, changes in international trade policies and the impact of tariffs imposed by U.S. and foreign governments, the negative effects if any of currency conversions or changes in the valuation of digital currency that may impact iGaming revenues, our level of indebtedness, restrictions and covenants in our loan agreement, dependence on major customers, protection of intellectual property and our ability to license the intellectual property rights of third parties, failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business, and other factors, labor strikes, materials shortages, government shutdowns, pandemics, acts of God and other matters out of our reasonable control. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games, side bets, and associated technology, platforms and systems for the casino and iGaming industries. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability and productivity, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online and land-based casinos worldwide with products currently present in North America, the Caribbean, Central America, the United Kingdom, Europe, Africa, and to cruise ships exploring the world's oceans. We license our products and services for use in regulated land-based gaming markets. We also license our content and distribute content from other companies to licensed iGaming operators in gaming markets throughout the world where iGaming is not illegal.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including stockholder approval of the Merger Agreement and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. Under the terms of the Merger Agreement, the outside date for completion of the Merger was automatically extended from July 18, 2025 to October 18, 2025 and then subsequently automatically extended to January 18, 2026, in each case, due to the condition with respect to the receipt of gaming regulatory approvals not being satisfied as of such outside dates. On November 24, 2025, pursuant to an amendment to the Merger Agreement, the outside date for completion of the Merger was extended from January 18, 2026 to July 17, 2026.

The Company and Evolution continue to be actively engaged with gaming regulators to secure the remaining regulatory approvals to satisfy the gaming approval closing condition. However, no assurance can be given that the required regulatory approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the timing of the approvals. The Company expects the closing of the Merger to occur by the Amended Outside Date of July 17, 2026, subject to satisfaction or waiver of the closing conditions (see Note 1 below). Upon completion of the Merger, the Company will become a privately held company and shares of the Company's common stock will no longer be listed on any public market.

Products and Services

We have two revenue streams which operate as a single reporting segment. In our GG Core revenue stream, we license our products to regulated terrestrial gaming establishments in the physical world (casinos, racinos, cruise ships, cardrooms, etc.) and to providers of gaming devices such as electronic table games (“ETG’s"). In our GG Digital revenue stream, we license our products to content aggregators and gaming establishments in the virtual world (online casinos and other gaming-related websites) where online gaming is not illegal.

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

Recurring Revenue and Gross Profit

A majority of our clients contract with us to use our products and services on a month-to-month or annual basis with typically a 30–45 day termination notice requirement. We invoice our clients monthly, either in advance for unlimited use or in arrears for actual use, depending on the product or contract terms. Such recurring revenues accounted for the majority of our total revenues in 2025. In 2023, we entered into perpetual license arrangements with a large customer where the customer paid an amount up front for hardware required to operate our products and to have a perpetual right to use our gaming systems. In 2025 and 2024, these perpetual license transactions accounted for 4% and 11%, respectively, of our total net revenues.

In general, our license revenues have few direct costs thereby generating high gross profit margins. We do not report “gross profit” in our statements of operations included in this report. Instead, gross profit would be comparable to “revenues” minus “cost of ancillary products and assembled components,” both of which are presented in our statements of operations. For the game content that we license from third parties, we pay royalties to game owners whose content we sub-license to casino operators. Depending on the relationship between Galaxy and the licensor, those royalties are either deducted from gross revenue to arrive at net revenue or are included in operating expenses.

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

Expand our portfolio of services, products and technologies. Our strategy is to be an important vendor to casino operators by offering a complete and comprehensive portfolio of services, games, products, systems, technologies and methodologies for casino table games. We continuously develop and/or seek to acquire or license new proprietary table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. We believe we have a significant opportunity to replicate the success we have had with blackjack side bets by continuing to develop content for the other significant public domain casino games of baccarat, roulette and craps.

Increase our per unit revenues by leveraging our Enhanced Table Systems. Our Enhanced Table Systems are typically placed on tables where we already have our side bet or premium game content deployed. By adding our Enhanced Table Systems, we increase the revenue we earn from that table. Gaming operators deploy the Enhanced Table Systems because they generally increase the win for the casino by an amount that significantly exceeds the cost to license the system from us. Our product strategy includes making Electronic Table Systems that support a multitude of side bets and premium games across several casino game segments (e.g., blackjack, craps, roulette, baccarat, etc.).

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

Promote the use of our game content in adjacent gaming markets. We have proprietary table game content that is well-known and popular in physical casinos and online casinos. One example is the Electronic Table Games (“ETG”) market, which offers table game content on touch-screen video devices. As casinos face rising labor costs, traditional table games that require one or more physical dealers can become unprofitable at low bet minimums, and casinos expand the use of ETGs to address this opportunity. Currently, we are licensing our content, IP, and brands to manufacturers and suppliers of ETGs.

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

Our land-based competitors include, but are not limited to, Light & Wonder, Inc.; International Game Technology; Play AGS, Inc.; TCS/John Huxley; Aces Up Gaming LLC; Genesis Gaming Solutions, Inc.; and Masque Publishing. Most of these competitors are larger than we are, have more financial resources than we do, have more business segments than we do, and have the ability to combine multiple products and provide discounts in connection with the combinations. In addition, we expect additional competitors to emerge in the future. There can be no assurances that we will be able to compete effectively in the future and failure to compete successfully in the market could have a material adverse effect on our business.

Unlike our land-based operations, we distribute iGaming content from competitors like AGS and select Light & Wonder offerings to partners worldwide. This approach has strengthened our position as a leading global distributor of table games content. To date, we have formed partnerships with some of the world’s largest gaming companies, including, but not limited to Evolution AB, Pragmatic Play Software Development Ltd., Playtech Software Ltd., SoftConstruct (Malta) Ltd., Digitain LLC, Hillside Technology Ltd. (Bet365), Entain, Flutter Entertainment, Plc, and Crown Gaming, Inc. (DraftKings).

SUPPLIERS

We own the content for the majority of our Core Side Bets and Premium Games and we license some games from others, to whom we pay royalty fees when we sub-license those games to others (including in the online gaming sector). We generally have multi-year licensing agreements for this content. With respect to our Enhanced Table Systems, we obtain most of the parts for our products from third-party suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also assemble a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping functions from our facilities in Las Vegas, Nevada, although small inventories are maintained, and repairs are performed by our remote field service employees.

In our iGaming business, we license some of our game content from third-party providers for sub-licensing to online operators along with the content we own outright. We pay royalties to the owners of the content that we license from them.

RESEARCH AND DEVELOPMENT

We seek to develop and maintain a robust pipeline of new products and services to bring to market. We employ a staff of engineers, graphic artists and game developers at our corporate offices to support, improve and upgrade our products and to develop and explore other potential table game products, technologies, methodologies and services. We also will use outside services for research and development from time to time.

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

GOVERNMENT REGULATION

We are subject to regulation by governmental authorities in most jurisdictions in which we offer our products. The development and distribution of casino games in land-based and iGaming markets, gaming equipment, systems technology and related services, as well as the operation of casinos, are all subject to regulation by a variety of federal, state, international, tribal, and local gaming regulatory agencies. While the regulatory requirements vary by jurisdiction, some require:

•
Findings of suitability for the Company, individual officers, directors, key employees and major shareholders;
•
Documentation of qualification, including evidence of financial stability;
•
Specific product approvals for games and gaming equipment; and
•
Licenses, registrations and/or permits.

Gaming regulatory requirements vary from country to country and some jurisdictions within countries, and obtaining licenses, registrations, findings of suitability for our officers, directors, and principal stockholders and other required approvals with respect to us, our personnel and our products are time consuming and expensive. Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. We have approvals that enable us to conduct our business in numerous countries and jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of game or product we may sell or lease, as well as limitations on the type of facility, such as riverboats, and the territory within which we may operate, such as tribal nations or certain countries in relation to iGaming content distribution. Gaming laws and regulations serve to protect the public interest and ensure gambling related activity is conducted honestly, competitively and free of corruption. Regulatory oversight additionally ensures that the local authorities receive the appropriate amount of gaming tax revenues. As such, our financial systems and reporting functions must demonstrate high levels of detail and integrity.

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

The nature of the industry and our worldwide operations make the license application process very time consuming and requires extensive resources. We engage legal resources familiar with local customs in certain jurisdictions to assist in keeping us compliant with applicable regulations worldwide. Through this process, we seek to assure both regulators and investors that all our operations maintain the highest levels of integrity and avoid any appearance of impropriety.

We have obtained or applied for all required government licenses, permits, registrations, findings of suitability and approvals necessary to develop and distribute gaming products in all jurisdictions where required. Although many regulations at each level are similar or overlapping, we must satisfy all conditions individually for each jurisdiction. Additionally, in certain jurisdictions we license our products through distributors authorized to do business in those jurisdictions.

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

In the future, we intend to seek the necessary registrations, licenses, approvals, and findings of suitability for us, our products, and our personnel in other jurisdictions throughout the world where such is required. However, we may be unable to obtain such necessary items, or if such items are obtained, may be revoked, suspended, or conditioned. In addition, we may be unable to obtain on a timely basis, or to obtain at all, the necessary approvals of our future products as they are developed, even in those jurisdictions in which we already have existing products licensed or approved. If the necessary registrations are not sought after or the required approvals not received, we may be prohibited from selling our products in that jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

EMPLOYEES

As of December 31, 2025, we had 47 full-time employees, including executive officers, management personnel, accounting personnel, office staff, sales staff, service technicians and research and development personnel. As needed, we also employ part-time and temporary employees and pay for the services of independent contractors.

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

ITEM 1A. RISK FACTORS

The pendency of our agreement to be acquired by Parent may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

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

The consummation of the Merger is subject to a number of closing conditions, including, among other things, the receipt of certain gaming regulatory approvals. Under the terms of the Merger Agreement, the outside date for completion of the Merger was automatically extended from July 18, 2025 to October 18, 2025 and then subsequently automatically extended to January 18, 2026, in each case, due to the condition with respect to the receipt of gaming regulatory approvals not being satisfied as of such outside dates. On November 24, 2025, pursuant to an amendment to the Merger Agreement, the outside date for completion of the Merger was extended from January 18, 2026 to July 17, 2026. The failure to obtain or the delay in obtaining the required gaming regulatory approval has delayed and could further delay completion of the Merger or impose additional costs or limitations on us or may result in the termination of the Merger. There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities, and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, regardless of the reason, we may suffer other consequences that could adversely affect our business and results of our operations.

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

	2025		2024
Quarter Ended	High ($)	Low ($)	High ($)	Low ($)
March 31,	2.94	2.71	1.90	1.33
June 30,	2.89	2.70	1.60	1.26
September 30,	2.92	2.79	2.84	1.38
December 31,	2.86	2.52	2.84	2.69

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

HOLDERS OF OUR COMMON STOCK

As of March 10, 2026, we had 25,354,623 shares of our common stock issued and outstanding and 37 stockholders of record. The number of holders of record does not include stockholders for whom shares were held in “nominee” or “street name.”

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. Our credit facility imposes significant restrictions on our ability to pay dividends.

TRANSFER AGENT

Our stock transfer agent and registrar is Pacific Stock Transfer Company located at 6725 Via Austi Parkway, Suite 300, Las Vegas, Nevada, 89119. Their telephone number is (540) 216-0187.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the years ended December 31, 2025 and 2024. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our “Special Note Regarding Forward-Looking Statements” should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, acquire, assemble and market technology and entertainment-based products and services for the gaming industry for placement on casino floors, card rooms and on legal internet gaming sites. Our products and services primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability and productivity or expanding their gaming entertainment offerings in the form of proprietary table games, electronically enhanced table game platforms, and other ancillary equipment. In addition, we license intellectual property to legal internet gaming operators. Our products and services are offered in various highly regulated markets and certain non-regulated (where such is not illegal) markets throughout the world. Our products are assembled at our headquarters in Las Vegas, Nevada, as well as outsourced for certain sub-assemblies in the United States.

Agreement and Plan of Merger with Evolution

On July 18, 2024, we entered into the Merger Agreement providing for the Company’s acquisition by Evolution Malta Holding Limited in a cash transaction. The Merger is subject to the satisfaction or waiver of certain closing conditions, including stockholder approval of the Merger Agreement and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. Under the terms of the Merger Agreement, the outside date for completion of the Merger was automatically extended from July 18, 2025 to October 18, 2025 and then subsequently automatically extended to January 18, 2026, in each case, due to the condition with respect to the receipt of gaming regulatory approvals not being satisfied as of such outside dates. On November 24, 2025, pursuant to an amendment to the Merger Agreement, the outside date for completion of the Merger was extended from January 18, 2026 to July 17, 2026. The Company and Evolution continue to be actively engaged with gaming regulators to secure the remaining regulatory approvals to satisfy the gaming approval closing condition. However, no assurance can be given that the required regulatory approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the timing of the regulatory approvals. We expect the Merger to be completed by the extended outside date of July 17, 2026 subject to satisfaction or waiver of the closing conditions. Upon completion of the Merger, the Company will become a privately held company and shares of Company’s common stock will no longer be listed on any public market.

Results of operations for the years ended December 31, 2025 and 2024.

Our net revenue consists of the following components:

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$20,939,953	$21,028,970	$(89,017)	-0.4%
Perpetual License Sales of Progressive Gaming Systems	1,181,379	3,502,053	(2,320,674)	-66.3%
Gross Revenue	22,121,332	24,531,023	(2,409,691)	-9.8%
Royalties Netted against Gross Revenue	(2,964,477)	(3,143,931)	179,454	-5.7%
Total Core Revenue	$19,156,855	$21,387,092	$(2,230,237)	-10.4%

Digital Revenues:
Recurring License Revenue	$16,326,504	$14,283,982	$2,042,522	14.3%
Gross Revenue	16,326,504	14,283,982	2,042,522	14.3%
Royalties Netted against Gross Revenue	(4,609,807)	(3,933,608)	(676,199)	17.2%
Total Digital Revenue	$11,716,697	$10,350,374	$1,366,323	13.2%

Consolidated Revenues:
Recurring License Revenue	$37,266,457	$35,312,952	$1,953,505	5.5%
Perpetual License Sales of Progressive Gaming Systems	1,181,379	3,502,053	(2,320,674)	-66.3%
Gross Revenue	38,447,836	38,815,005	(367,169)	-0.9%
Royalties Netted against Gross Revenue	(7,574,284)	(7,077,539)	(496,745)	7.0%
Revenue	$30,873,552	$31,737,466	$(863,914)	-2.7%

Costs and expenses
Cost of ancillary products and assembled components	$780,377	$1,509,776	$(729,399)	-48.3%
Selling, general and administrative	17,232,172	19,685,457	(2,453,285)	-12.5%
Research and development	931,307	1,057,183	(125,876)	-11.9%
Depreciation and amortization	3,209,679	2,863,507	346,172	12.1%
Stock-based compensation	540,407	919,649	(379,242)	-41.2%
Total costs and expenses	22,693,942	26,035,572	(3,341,630)	-12.8%
Income from operations	8,179,610	5,701,894	2,477,716	43.5%
Other income (expense):
Interest income	45,743	780,933	(735,190)	-94.1%
Interest expense	(3,587,921)	(9,066,203)	5,478,282	-60.4%
Foreign currency exchange (loss) gain	(39,879)	13,913	(53,792)	-386.6%
Loss on extinguishment of debt	(2,969,585)	—	(2,969,585)	0.0%
Total other expense, net	(6,551,642)	(8,271,357)	1,719,715	-20.8%
Income (loss) before provision for income taxes	$1,627,968	$(2,569,463)	$4,197,431	-163.4%
Provision for income taxes	(144,349)	(57,647)	(86,702)	150.4%
Net income (loss)	$1,483,619	$(2,627,110)	$4,110,729	-156.5%

Revenue

Recurring core revenue decreased $89,017, or 0.4% for the year ended December 31, 2025, as compared to the same period in the prior year. This decrease was primarily driven by the impact of casino closures experienced in North America and partially offset by increased revenue in Europe, Middle East and Africa and to a lesser extent placements of our new GOS progressive gaming system, which launched earlier in the year. Royalties netted against gross core revenue decreased $179,454 for the year ended December 31, 2025, as compared to the same period in the prior year. This decrease was due to lower royalties paid to third-parties for licensed intellectual property. Perpetual license sales of our progressive gaming systems was $1,181,379, representing a 66.3% percent decrease for the year ended December 31, 2025, as compared to the same period in the prior year. This decline was primarily driven by a strategic decision by management to prioritize higher-margin, recurring revenue streams, as well as the timing of customer purchases. Gross digital revenues of $16,326,504, increased $2,042,522, or 14.3% for the year ended December 31, 2025, as compared to the same period in the prior year. This favorable growth reflects the ongoing expansion of digital content into new markets and the continued success of offering competitive products with brand recognition. Net of royalties, digital revenues increased by $1,366,323, representing growth of 13.2% for the year ended December 31, 2025, as compared to the same period in the prior year.

Cost and Expenses

Cost of ancillary products and assembled component expense decreased $729,399, or 48.3% for the year ended December 31, 2025, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses decreased $2,453,285, or 12.5% for the year ended December 31, 2025, as compared to the same period in the prior year. This decrease was primarily driven by a $2,335,202 reduction in costs associated with special projects, most notably legal expenses incurred related to the acquisition by Evolution. Normalized for the impact of special projects and excluding the related fees of $1,154,753 and $3,489,955 for the years ended December 31, 2025 and December 31, 2024, respectively, selling, general, and administrative expenses decreased $118,083, or 0.7% for the year ended December 31, 2025, as compared to the same period in the prior year. The decrease was primarily driven by lower legal and accounting expenses unrelated to special projects and partially offset by increased tradeshow expenses.

Research and development expenses for the year ended December 31, 2025, were $931,307 compared to $1,057,183 for the comparable prior-year period, representing a decrease of $125,876, or 11.9%. This decrease was driven primarily by reduced employee compensation costs as well as reduced travel costs.

Depreciation and amortization increased $346,172, or 12.1% for the year ended December 31, 2025, as compared to the same period in the prior year. This increase was primarily driven by amortization expense for certain intangible assets placed in service and to a lesser extent, depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased $379,242, or 41.2% for the year ended December 31, 2025, as compared to the same period in the prior year. The decrease was primarily attributable to reduced stock‑based compensation expense for employees, driven largely by the absence of a $194,600 RSU expense recognized in the prior year for an executive, as well as reduced stock‑based compensation for the Board of Directors in 2025 following a reduction in board membership from five to four.

Interest expense decreased $5,478,282, or 60.4% for the year ended December 31, 2025, as compared to the same period in the prior year. This decrease was due to reduced interest rates and a reduced principal balance as a result of the refinancing of our long-term debt on January 6, 2025. Interest income decreased $735,190, or 94.1% compared to the prior year period, primarily due to lower cash balances.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the year ended December 31, 2025 related to the refinancing of our debt from Fortress to BMO, primarily driven by the write-off of unamortized debt issuance costs.

Income tax provision was $144,349 for the year ended December 31, 2025, compared to income tax provision of $57,647 for the comparable prior-year period. The increase was driven by higher state income taxes and the change in valuation allowance. In addition, the prior-year tax provision included a tax benefit from the release of an uncertain tax position reserve, which was not applicable in the current-year period.

Primarily as a result of the factors described above, we had net income of $1,483,619 for the year ended December 31, 2025, as compared to a net loss of approximately $2,627,110 for the same period in the prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”). Adjusted EBITDA includes adjustments to U.S. GAAP net income (loss) to exclude interest, income taxes, depreciation, amortization, stock-based compensation, foreign currency exchange (gain), and severance and other expenses related to litigation, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations, including loss on extinguishment of debt. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net income (loss) to Adjusted EBITDA is as follows:

	Years Ended December 31,
Adjusted EBITDA Reconciliation:	2025	2024
Net income (loss)	$1,483,619	$(2,627,110)
Interest expense	3,587,921	9,066,203
Interest income	(45,743)	(780,933)
Provision for income taxes	144,349	57,647
Depreciation and amortization	3,209,679	2,863,507
EBITDA	8,379,825	8,579,314
Stock-based compensation (1)	540,407	919,649
Employee severance costs and other expenses (2)	83,030	24,482
CEO transition expenses (3)	—	8,200
Professional fees, acquisition costs and other (4)	1,154,753	3,489,955
(Gain) loss on disposal of assets (5)	(5,824)	33,245
Foreign exchange loss (gain) (6)	39,879	(13,913)
Loss on extinguishment of debt (7)	2,969,585	—
Tariffs (8)	95,380	—
Adjusted EBITDA	$13,257,035	$13,040,932

(1) Represents the non-cash expense associated with the value of equity awards granted to employees, directors and consultants by the Company.

(2) Represents costs associated with the severance of employees.

(3) Represents Company reimbursed moving expenses incurred by the new President and CEO, Matthew Reback.

(4) Represents professional fees and transaction-related fees incurred related to acquisitions, mergers and professional fees incurred for other projects not considered part of the normal course of business.

(5) Represents gains and losses related to the write off of certain fixed assets.

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

As of December 31, 2025, we had total current assets of $11,569,839 and total assets of $27,500,619. As of December 31, 2024, we had total current assets of $24,171,920 and total assets of $41,010,731. The decrease in current assets as of December 31, 2025, compared to December 31, 2024, was primarily due to the decreased cash and cash equivalents driven by cash used to refinance our debt from Fortress to BMO. The decrease in total assets as of December 31, 2025, compared to December 31, 2024, was primarily due to the decrease of current assets noted above and a decrease in other intangible assets and operating lease right-of-use assets as a result of amortization in 2025.

Our total current liabilities as of December 31, 2025, increased to $8,055,001 from $6,602,744 as of December 31, 2024, primarily due to an increase in the current portion of long-term debt for upcoming payments to BMO.

Based on our current forecast of operations, we believe we will have sufficient liquidity to fund our operations and to meet the obligations under our financing arrangements as they come due over at least the next 12 months.

We continue to file applications for new or enhanced licenses in several jurisdictions, which may result in significant future legal and regulatory expenses. A significant increase in such expenses may require us to postpone growth initiatives or investments in personnel and research and development of our products. It is our intention to continue such initiatives and investments.

Our operating activities provided cash of $7,697,622 for the year ended December 31, 2025, compared to cash provided of $4,098,634 for the year ended December 31, 2024. This change is mainly attributable to net income in the current year compared to a net loss in the prior year period. This change also reflects a variance of $2,150,208 in use of assets and liabilities that relate to operations. Additionally, the Company recognized a loss on extinguishment of debt of $2,969,585 due to the refinancing of the Fortress loan to BMO, depreciation and amortization increased $346,172 primarily driven by amortization related to intangible assets placed in service and to a lesser extent, depreciation related to assets deployed at client locations, $1,375,377 decline in amortization of debt issuance costs and debt discounts, $379,242 decline in stock-based compensation and an increase in bad debt of $88,053.

Investing activities used cash of $2,825,540 for the year ended December 31, 2025, and $1,622,604 for the year ended December 31, 2024. This increase in cash used was primarily due to the decrease in the transfer of title of assets deployed at client locations to perpetual license customers, along with higher spending on assemblies in process, increased investment in internally developed software, and additional acquisitions of property and equipment.

Cash used in financing activities for the year ended December 31, 2025, was $18,856,227. This compares to $886,126 cash used by financing activities for the year ended December 31, 2024. The increase in cash used was primarily due to the refinancing of our debt from Fortress to BMO and principal payments made on the BMO term loan in the current year.

Credit Facility. On January 6, 2025, we entered into a new credit agreement with BMO that provides for a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan. On January 6, 2025, we borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the previous term loan agreement, which was terminated. Pursuant to the terms of the Credit Agreement, the new term loan and new revolving credit facility will mature on January 6, 2028, as the merger with Evolution Malta Holding Limited was not completed by December 31, 2025.

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

Off-balance sheet arrangements. As of December 31, 2025, there were no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Galaxy Gaming, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Gaming, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly, US LLP

San Diego, California

March 27, 2026

We have served as the Company’s auditor since 2020.

GALAXY GAMING, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

ASSETS	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$4,306,683	$18,118,043
Accounts receivable, net of allowance of $241,283 and $154,729, respectively	5,742,383	4,719,717
Income tax receivable	126,311	96,212
Prepaid expenses	1,394,462	1,237,948
Total current assets	11,569,839	24,171,920
Property and equipment, net	118,115	69,916
Operating lease right-of-use assets	280,429	533,163
Assets deployed at client locations, net	4,125,723	3,334,266
Goodwill	1,091,000	1,091,000
Other intangible assets, net	10,225,783	11,443,753
Other assets	89,730	366,713
Total assets	$27,500,619	$41,010,731
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,876,338	$2,646,153
Accrued expenses	3,178,328	2,828,290
Current portion of operating lease liabilities	298,006	286,019
Current portion of long-term debt	2,416,108	842,282
Revenue contract liability	286,221	—
Total current liabilities	8,055,001	6,602,744
Long-term operating lease liabilities	2,944	297,714
Long-term debt and liabilities, net	36,867,804	54,120,183
Deferred tax liabilities, net	49,145	44,429
Total liabilities	44,974,894	61,065,070
Commitments and Contingencies (See Note 10)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,354,623 and 25,115,299 shares issued and outstanding, respectively	25,354	25,115
Additional paid-in capital	20,663,931	19,948,363
Accumulated deficit	(38,267,617)	(39,751,236)
Accumulated other comprehensive income (loss)	104,057	(276,581)
Total stockholders’ deficit	(17,474,275)	(20,054,339)
Total liabilities and stockholders’ deficit	$27,500,619	$41,010,731

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended
	December 31, 2025	December 31, 2024
Revenue:
Licensing fees	$30,873,552	$31,737,466
Total revenue	30,873,552	31,737,466
Costs and expenses:
Cost of ancillary products and assembled components	780,377	1,509,776
Selling, general and administrative	17,232,172	19,685,457
Research and development	931,307	1,057,183
Depreciation and amortization	3,209,679	2,863,507
Stock-based compensation	540,407	919,649
Total costs and expenses	22,693,942	26,035,572
Income from operations	8,179,610	5,701,894
Other income (expense):
Interest income	45,743	780,933
Interest expense	(3,587,921)	(9,066,203)
Foreign currency exchange (loss) gain	(39,879)	13,913
Loss on extinguishment of debt	(2,969,585)	—
Total other expense, net	(6,551,642)	(8,271,357)
Income (loss) before provision for income taxes	1,627,968	(2,569,463)
Provision for income taxes	(144,349)	(57,647)
Net income (loss)	1,483,619	(2,627,110)
Foreign currency translation adjustment	380,638	(159,539)
Comprehensive income (loss)	$1,864,257	$(2,786,649)

Net income (loss) per share:
Basic	$0.06	$(0.10)
Diluted	$0.06	$(0.10)

Weighted-average shares outstanding:
Basic	26,038,125	25,715,409
Diluted	26,217,127	25,715,409

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, January 1, 2024	24,845,439	$24,846	$18,972,901	$(37,124,126)	$(117,042)	$(18,243,421)
Net loss	—	—	—	(2,627,110)	—	(2,627,110)
Foreign currency translation loss	—	—	—	—	(159,539)	(159,539)
Stock options exercised	38,333	38	56,044	—	—	56,082
Stock-based compensation	231,527	231	919,418	—	—	919,649
Balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net income	—	—	—	1,483,619	—	1,483,619
Foreign currency translation income	—	—	—	—	380,638	380,638
Stock options exercised	140,000	140	175,260	—	—	175,400
Stock-based compensation	99,324	99	540,308	—	—	540,407
Balance, December 31, 2025	25,354,623	$25,354	$20,663,931	$(38,267,617)	$104,057	$(17,474,275)

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2025 AND 2024

	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income (loss)	$1,483,619	$(2,627,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,209,679	2,863,507
Amortization of right-of-use assets	259,649	252,379
Amortization of debt issuance costs and debt discount	148,221	1,523,598
Bad debt expense (recovery)	51,490	(36,563)
(Gain) loss on disposal of property & equipment	(5,824)	33,245
Deferred income tax	4,715	(16,360)
Stock-based compensation	540,407	919,649
Loss on extinguishment of debt	2,969,585	—
Changes in operating assets and liabilities:
Accounts receivable	(736,431)	(504,868)
Income tax receivable	(29,908)	(49,528)
Prepaid expenses and other current assets	78,753	302,235
Other assets	276,982	81,233
Accounts payable	(772,877)	1,516,825
Accrued expenses	223,038	278,093
Revenue contract liability	286,221	(167,014)
Operating lease liabilities	(289,697)	(270,687)
Net cash provided by operating activities	7,697,622	4,098,634
Cash flows from investing activities:
Investment in internally developed software	(992,688)	(705,501)
Acquisition of property and equipment	(122,948)	(56,607)
Acquisition of assemblies in process	(466,366)	(45,931)
Acquisition of assets deployed at client locations	(1,475,926)	(1,997,383)
Transfer of title of assets deployed at client locations to perpetual license customer	232,388	1,182,818
Net cash used in investing activities	(2,825,540)	(1,622,604)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	45,000,000	—
Principal payments on long-term debt (Fortress)	(57,576,929)	(942,208)
Principal payments on long-term debt (BMO)	(5,375,000)	—
Principal payments on long-term debt (Insurance)	(311,441)	—
Payments of debt issuance costs	(630,024)	—
Fees associated with debt transactions — prior debt	(138,233)	—
Proceeds from stock option exercises	175,400	56,082
Net cash used in financing activities	(18,856,227)	(886,126)
Effect of exchange rate changes on cash	172,785	(163,375)
Net (decrease) increase in cash and cash equivalents	(13,811,360)	1,426,529
Cash and cash equivalents – beginning of period	18,118,043	16,691,514
Cash and cash equivalents – end of period	$4,306,683	$18,118,043
Supplemental cash flow information:
Cash paid for interest	$3,431,538	$7,542,605
Cash paid for income taxes	$167,580	$123,536
Supplemental schedule of non-cash activities:
Insurance acquired under note payable	$235,267	$330,370
Right-of-use assets obtained in exchange for lease liabilities	$6,914	$—

The accompanying notes are an integral part of the consolidated financial statements.

GALAXY GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1. NATURE OF OPERATIONS

Unless the context indicates otherwise, references to “Galaxy Gaming, Inc.,” “we,” “us,” “our,” or the “Company,” refer to Galaxy Gaming, Inc., a Nevada corporation (“Galaxy Gaming”).

We are an established global gaming company specializing in the design, development, acquisition, assembly, marketing and licensing of proprietary casino table games, side bets, and associated technology, platforms and systems for the casino and iGaming industries. Casinos use our proprietary products and services to enhance their gaming operations and improve their profitability and productivity, as well as to offer popular cutting-edge gaming entertainment content and technology to their players. We market our products and services to online and land-based casinos worldwide with products currently present in North America, the Caribbean, Central America, the United Kingdom, Europe and Africa, and to cruise ships exploring the world's oceans. We license our products and services for use in regulated land-based gaming markets. We also license our content and distribute content from other companies to licensed iGaming operators in gaming markets throughout the world where iGaming is not illegal.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including approval by at least a majority of the voting power of the outstanding shares of the Company’s common stock of the Merger Agreement and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger.

Under the terms of the Merger Agreement, if the Merger has not been consummated by October 18, 2025 (the "First Extended Outside Date"), either Galaxy or Evolution may terminate the Merger Agreement; provided that such date shall be automatically extended to January 18, 2026 (the "Second Extended Outside Date") if, on the First Extended Outside Date, all conditions to the Merger would have been satisfied or waived if the closing had taken place on the First Extended Outside Date, other than the closing conditions related to the absence of certain legal constraints, or the receipt of certain gaming regulatory approvals (the "Gaming Approval Closing Condition"). As of October 18, 2025, all conditions to the Merger would have been satisfied or waived if the closing occurred on such date, other than the Gaming Approval Closing Condition. In accordance with the foregoing terms, on October 18, 2025, the First Extended Outside Date was automatically extended to January 18, 2026. Pursuant to Amendment to No. 1 to Agreement and Plan of Merger dated November 24, 2025, the Second Extended Outside Date was further extended to July 17, 2026 (the "Amended Outside Date").

Galaxy and Evolution continue to be actively engaged with gaming regulators to secure the approvals required to satisfy the Gaming Approval Closing Condition, and, subject to regulatory approvals and satisfaction of all closing conditions, the closing of the Merger is expected to occur by the Amended Outside Date.

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

For the years ended December 31, 2025 and 2024, there was no material activity in allowance for credit losses.

Assets deployed at client locations, net. Our Enhanced Table Systems are assembled by us and accounted for as assemblies in process until deployed at our casino clients’ premises. Assemblies in process are maintained at the Company and externally at third-party warehouses. Once deployed and placed into service at client locations, the assets are transferred from assemblies in process and reported as assets deployed at client locations. Assemblies in process are stated at cost, net of accumulated depreciation. Depreciation on assets deployed at client locations is calculated using the straight-line method over a three-year period and commences on the date they are transferred to the client location.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the years ended December 31, 2025 and 2024.

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

Research and development. Research and development costs are related primarily to software product development costs and is expensed as incurred until ready for its intended use.

Foreign currency translation. The functional currency for PGP is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the Consolidated Statements of Operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Deficit.

Basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, outstanding warrants, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”).

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

The CODM evaluates performance and allocates resources based on consolidated net income (loss), which is the primary performance metric for the reporting segment. Additionally, the CODM reviews reporting segment revenue in conjunction with consolidated revenues, expenses, and net income (loss) to assess performance. The information provided by the CFO in the monthly reporting package is the same information the CODM has received in the past. The accounting policies of the reporting segment are consistent with those described in the summary of significant accounting policies.

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

Income taxes. We are subject to income taxes in both the United States and in certain non-U.S. jurisdictions. We account for income taxes in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. These temporary differences will result in deductible or taxable amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when some or all of the Company's deferred tax assets do not meet the more-likely-than-not threshold of being realized. Adjustments to the valuation allowance increase or decrease our income tax provision or benefit. To the extent our analysis indicates that recovery is not more likely than not, we establish a valuation allowance against these deferred tax assets. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2025, we recorded a valuation allowance against certain deferred tax assets.

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

Recently issued accounting pronouncements. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”), which is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. ASU 2023-07 was issued to improve financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. The Company adopted ASU 2023-07 in 2024.

Accounting Standard Update 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-09 in the current year consolidated financial statements and footnote disclosures.

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

Accounting Standard Update 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). In July 2025, the FASB issued ASU 2025-05 to address challenges in applying the current expected credit loss ("CECL") model to current accounts receivable and contract assets related to revenue from customers. The amendments are intended to reduce the cost and complexity of estimating credit losses for current accounts receivables while maintaining decision-useful information for financial statement users. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company has adopted ASU 2025-05 in the current year consolidated financial statements and footnote disclosures.

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

From time to time, the Company licenses intellectual property from third-party owners and sub-licenses that intellectual property to its customers. In these arrangements, the Company usually agrees to pay the owner of the intellectual property a royalty based on the revenues the Company receives from licensing the intellectual property to its customers. Depending on the relationship between Galaxy and the licensor, those royalties are either deducted from gross revenue to arrive at net revenue or are included in operating expenses.

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the years ended December 31, 2025 and 2024. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented below.

	Years Ended December 31,
	2025	2024
The Americas	$17,018,643	$19,132,584
Europe, Middle East and Africa	13,854,909	12,604,882
Total revenue	$30,873,552	$31,737,466

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 Euros (converted to approximately $7,057,860 USD as of December 31, 2025) per each year ended March 31, 2024, 2025, 2026, and 2027. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $588,155 USD as of December 31, 2025). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. For the year ended December 31, 2025, the Company has deferred €21,228 Euros in revenue (converted to approximately $24,971 USD as of December 31, 2025) compared to no deferred revenue in 2024. The deferred revenue amounts represent monthly amounts billed in excess of the monthly usage from the Licensee. The deferred revenue will be recognized at the end of the current contract year ending March 31, 2026, if aggregate performance during the current contract year has not equaled or exceeded €6,000,000 Euros.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance, on the balance sheet and totaled $2,091,932, $1,454,066, and $1,091,068 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Royalty agreements. For the years ended December 31, 2025 and 2024, license royalty payments of $7,574,284, and $7,077,539, respectively, are recorded net in revenue.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$185,536	$74,604
Automotive vehicles	135,337	171,671
Office and computer equipment	177,624	165,607
Leasehold improvements	35,531	35,531
Property and equipment, gross	534,028	447,413
Less: accumulated depreciation	(415,913)	(377,497)
Property and equipment, net	$118,115	$69,916

For the years ended December 31, 2025, and 2024, depreciation expense related to property and equipment was $80,573 and $51,500, respectively.

NOTE 5. Assets deployed at client locations

Assets deployed at client locations, net consisted of the following:

	December 31,	December 31,
	2025	2024
Enhanced table systems	$4,002,997	$3,174,924
Assemblies in process	2,275,642	1,809,276
Less: accumulated depreciation	(2,152,916)	(1,649,934)
Assets deployed at client location, net	$4,125,723	$3,334,266

For the years ended December 31, 2025 and 2024, depreciation expense related to assets deployed at client locations was $918,448, and $794,524, respectively.

Assets deployed at client locations includes assemblies in process.

NOTE 6. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following:

	December 31,	December 31,
	2025	2024
Patents	$13,507,338	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,029,071	2,000,000
Non-compete agreements	660,000	660,000
Software	3,101,464	2,137,847
Other intangible assets, gross	36,219,696	35,227,008
Less: accumulated amortization	(25,993,913)	(23,783,255)
Other intangible assets, net	$10,225,783	$11,443,753

For the years ended December 31, 2025 and 2024, amortization expense related to other intangible assets was $2,210,658, and $2,017,483, respectively. As of December 31, 2025 and 2024, $1,127,382 and $153,724 of other intangible assets have not been placed into service and remain unamortized at the end of each respective period.

Estimated future amortization expense is as follows:

Years Ended December 31,	Total
2026	$2,070,266
2027	1,803,752
2028	1,601,206
2029	1,179,543
2030	412,546
Thereafter	3,158,470
Total	$10,225,783

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Commissions and royalties	$1,298,486	$1,080,787
Payroll and related	1,516,679	1,354,494
Other	363,163	393,009
Total accrued expenses	$3,178,328	$2,828,290

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

As of December 31, 2025, no renewal option periods were included in any estimated minimum lease terms as the options were not deemed reasonably certain to be exercised. Our leases have remaining lease terms ranging from 6 months to 15 months. Some of these leases contain options that allow us to extend or terminate the lease agreement.

Supplemental balance sheet information related to leases is as follows:

	Year Ended December 31,
	2025	2024
Operating leases:
Operating lease right-of-use lease assets	$280,429	$533,163

Operating lease current liabilities	$298,006	$286,019
Operating lease long-term liabilities	2,944	297,714
Total operating lease liabilities	$300,950	$583,733

Weighted-average remaining lease term in years:
Operating leases	1.01	1.98
Weighted-average discount rate:
Operating leases	4.4%	4.6%

The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost (1)	$282,106	$290,836
(1) Classified as selling, general and administrative expense

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Principal and interest payments related to operating leases	$309,905	$299,595

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,914	$—

At December 31, 2025, future maturities of our operating lease liabilities are as follows:

Amount
Years ended December 31,
2026	$305,311
2027	2,985
Total minimum lease payments	308,296
Less: imputed interest	(7,346)
Total operating lease liability	300,950
Less: current portion	(298,006)
Long-term portion	$2,944

NOTE 9. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
BMO credit agreement	$39,625,000	$—
Fortress credit agreement	—	57,576,929
Insurance notes payable	166,108	242,282
Long-term debt and liabilities, gross	39,791,108	57,819,211
Less: Unamortized debt issuance costs	(507,196)	(2,856,746)
Long-term debt and liabilities, net of debt issuance costs	39,283,912	54,962,465
Less: Current portion of long-term debt	(2,416,108)	(842,282)
Long-term debt and liabilities, net	$36,867,804	$54,120,183

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

Pursuant to the terms of the Credit Agreement, the new term loan and new revolving credit facility will mature on January 6, 2028 as the merger with Evolution Malta Holding Limited was not completed by December 31, 2025.

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

As of December 31, 2025, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2026	$2,416,108
2027	3,375,000
2028	34,000,000
Long-term liabilities, gross	$39,791,108

NOTE 10. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with customers who represent a significant portion of total revenues.

For the years ended December 31, 2025 and 2024, we had the following client revenue concentrations:

	Location	2025 Revenue	2024 Revenue	Accounts Receivable December 31, 2025	Accounts Receivable December 31, 2024
Client A	Europe	18.8%	20.4%	$1,210,444	$1,186,528
Client B	Europe	11.6%	6.4%	$994,641	$226,025

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

Mr. Reback replaced Todd Cravens, who was the President and Chief Executive Officer. Effective November 10, 2023, Mr. Cravens’ employment with the Company ended. In connection with the separation of Mr. Cravens’ employment with the Company, the Company and Mr. Cravens executed a severance agreement on November 14, 2023. The severance agreement provided for: (a) a salary continuation of $325,000 payable over 26 biweekly payments, which began in November 2023 and ended in November 2024; (b) extended ability to exercise previously vested options to May 31, 2024, which he did not exercise; (c) continued coverage under the Company’s health plan, for up to 12 months, which ended December 2024, he did not elect extension coverage; (d) for providing transition services for the company, Mr. Cravens was paid $115,000 as follows: (i) $75,000 paid in November 2023; and (ii) the remaining $40,000 in equal monthly payments beginning December 2023 through August 2024. The total severance compensation paid to Mr. Cravens was $117,000 in 2023 and $323,000 in 2024, respectively.

On May 22, 2024, the Company entered into an Employment Agreement, effective May 28, 2024, with Steven Kopjo, to become the Company’s Chief Financial Officer, and subject to applicable gaming regulatory approvals, Secretary and Treasurer. The Agreement, among other things (i) sets the term for the employment period from May 28, 2024, through May 28, 2027; (ii) provides for base compensation of $250,000 per year; (iii) provides for other customary benefits; and, (iv) provides for a grant of base options to purchase 300,000 shares of Employer’s common stock with a strike price equal to the price per share of Employer’s common stock as reported on OTC Markets on the date such option is granted, which option will vest as follows: (a) as to the first 100,000 shares of stock, on May 28, 2025, (b) as to the next 100,000 shares of stock, on May 28, 2026, (c) as to the next 100,000 shares of stock, on May 28, 2027, all pursuant to the terms of a Stock Option Grant Agreement to be entered into by and between the Company and Mr. Kopjo.

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

Regulatory matters. The Company is conducting a self‑initiated review of its historical sales and use tax compliance as part of its ongoing internal control and process improvement initiatives. In connection with this review, the Company identified a potential compliance gap related to the application of sales and use tax in certain jurisdictions for prior periods.

The Company has engaged third‑party tax advisors to assist in evaluating the matter and has voluntarily requested a managed audit in a certain jurisdiction. The managed audit process is ongoing and involves the evaluation of nexus, exemption applicability, penalty treatment, and other relevant factors.

As of December 31, 2025, the Company is unable to reasonably estimate the amount of any potential liability, if any, associated with this matter, as the outcome remains dependent on determinations that have not yet been finalized through the audit process. Accordingly, no accrual has been recorded in the accompanying consolidated financial statements.

The Company will continue to evaluate this matter as additional information becomes available and will record an accrual and/or provide additional disclosure in future periods if and when a liability becomes probable and reasonably estimable.

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

NOTE 11. INCOME TAXES

The components of the provision consist of the following for the years ended December 31, 2025 and 2024:

	2025	2024
U.S. (loss)	$(9,892,170)	$(10,051,064)
Non-U.S. income	11,520,138	7,481,601
Income (loss) before income taxes	$1,627,968	$(2,569,463)

	2025	2024
Current:
Federal	$843	$(17,309)
State	25,282	2,393
Foreign	113,509	117,899
Total current	139,634	102,983
Deferred:
Federal	16,535	8,993
State	(11,820)	(25,353)
Total deferred	4,715	(16,360)
Noncurrent
Federal	—	(28,976)
Total Noncurrent	—	(28,976)
Provision for income taxes	$144,349	$57,647

The tax effects of significant temporary differences representing net deferred tax assets and liabilities consisted of the following at December 31, 2025 and 2024:

	2025	2024
Deferred Tax Assets:
Right-of-use liability	$67,558	$119,719
Net operating loss	519,957	403,289
Share based compensation	544,474	459,640
Intangible assets	(452,099)	103,274
Tax credits	816,451	638,363
Capitalized R&D Cost	—	407,919
Accruals and reserves	376,079	107,861
Debt issuance costs	—	128,645
Business Interest Expense Limitation	99,489	—
Other	94,206	70,527
Total deferred tax assets	2,066,115	2,439,237

Total valuation allowance	(1,807,161)	(2,102,373)

Deferred Tax Liabilities:
Right-of-use asset	(62,952)	(131,074)
Prepaid assets	(93,449)	(103,921)
Basis difference in fixed assets	(151,698)	(128,115)
Other	—	(18,183)
Total deferred tax liabilities	(308,099)	(381,293)
Net deferred tax liabilities	$(49,145)	$(44,429)

The income tax provision differs from that computed at the federal statutory corporate income tax rate as follows:

	2025
	Amount	%

Income tax (benefit) at statutory rate	$341,873	21.0%
State and local income taxes (net of federal income tax effect) [a]	3,421	0.2%
Foreign tax effects	113,509	7.0%
Tax credits	(178,088)	-10.9%
Change in valuation allowance	(244,349)	-15.0%
Nontaxable or nondeductible items
Transaction costs	84,042	5.2%
Share Based Compensation	(23,100)	-1.4%
Other perms	21,268	1.3%
Other reconciling items
RTP	(66,228)	-4.1%
Other	92,001	5.7%
Provision for income taxes	$144,349	8.9%

[a] State taxes in Illinois, Louisiana and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

2024
Tax provision computed at the federal statutory rate	$(458,856)
Foreign rate differential	52,559
State income tax, net of federal benefit	13,719
Other permanent items	660,115
Credits	(205,311)
State tax true ups	(40,157)
Other rate changes, net of benefit	(28,859)
Change in valuation allowance	64,437
Provision for income taxes	$57,647

The amounts of cash taxes paid are as follows:

2025
US Federal	$35,000
State
California	12,000
New Jersey	3,000
Other States	6,330
Foreign
Puerto Rico	111,250
Income taxes paid (net of refunds received)	$167,580

Net operating losses ("NOLs") and credit carryforwards as of December 31, 2025:

Federal NOLs prior to 2018	—
Begin to Expire In	N/A

Federal NOLs post 2017	$2,032,247
Begin to Expire In	Indefinite

State NOLs	$2,022,341
Begin to Expire In	2032

Federal R&D Credits	$301,341
Begin to Expire In	2042

Foreign Tax credit	$515,110
Begin to Expire In	2030

As of December 31, 2025, the Company recognized federal and state net operating loss carryforwards of $2,032,247 and $2,022,341, respectively. The majority of the state carryforward amounts will begin to expire in 2040, while some state net operating losses have an indefinite carryforward period. The federal carryforward does not expire and subject to utilization in future periods up to 80% of the federal taxable income.

In accordance with U.S. GAAP, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses: forecasts of future profitability; the duration of statutory carryforward periods; experience with tax attributes expiring unused; and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

A significant piece of objective negative evidence evaluated was the three-year cumulative loss position the company is in as of the period ended December 31, 2025. Such objective negative evidence limits the ability to consider other more subjective evidence such as projections of future income. The amount of the deferred tax asset considered realizable could be adjusted in future periods if the objective negative evidence of a cumulative loss is no longer present, and more weight is given to subjective evidence such as future income and growth.

Upon assessing all of the relevant evidence, the Company determined it has not met the more-likely-than-not threshold to support the realization of all or part of its deferred tax assets. The Company has recorded a valuation allowance against certain of its deferred tax assets in the amount of $1,807,161. The current year change resulted in a tax benefit of $244,349 which impacted the Company's effective tax rate by (15.0%).

Uncertain Tax Positions

The aggregate changes in the balance of gross unrecognized tax benefits (included as part of deferred tax liabilities, net in the accompanying consolidated financial statements), which excludes interest and penalties, are as follows as of and for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance of unrecognized tax benefits	$1,934	$30,909
Decreases for tax positions related to the prior year	—	(28,975)
Lapse of statutes of limitations	(1,934)	—
Ending balance of unrecognized tax benefits	$—	$1,934

Our total liability for unrecognized gross tax benefits was $0 at December 31, 2025. We have no accrual for interest or penalties related to uncertain tax positions at December 31, 2025 and 2024, and did not recognize interest or penalties in the statements of operations during the years ended December 31, 2025 and 2024, as such amounts would be immaterial, if any.

The Company is subject to U.S. federal income tax as well as many states jurisdictions in which the Company operates. The U.S. tax years from 2022 forward remain effectively open to examination due to the carryover of unused net operating losses and tax credits.

On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company's financial statements for the year ended December 31, 2025.

NOTE 12. STOCK-BASED COMPENSATION

On July 15, 2024, the Board approved an amendment to the 2014 Plan to extend the term of the Plan for an additional ten years, effective as of January 1, 2024. The 2014 Plan is a broad-based plan under which shares of our common stock are authorized for issuance for awards, including stock options, stock appreciation rights, restricted stock, and cash incentive awards to members of our Board, executive officers, employees and independent contractors. At December 31, 2025, a total of 10,550,750 shares of our common stock were authorized for issuance. At December 31, 2025, 2,704,715 shares remained available for issuance as new awards under the 2014 Plan.

Stock Options

During the years ended December 31, 2025 and 2024, we issued 30,000 and 440,000 options to purchase our common stock, respectively, to executive officers, employees and independent contractors. The fair value of all stock options granted for the years ended December 31, 2025 and 2024, was determined to be $49,419 and $384,892, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Options Issued For the Year Ended December 31, 2025	Options Issued For the Year Ended December 31, 2024
Dividend yield	0%	0%
Expected volatility	67.07% - 67.07%	61.62% - 62.71%
Risk-free interest rate	4.38% - 4.38%	4.17% - 4.56%
Expected life (years)	5.0	5.0

A summary of stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding -- December 31, 2024	1,575,001	$2.43	3.1	$1,144,030
Granted	30,000	2.77	—	—
Exercised	(140,000)	1.25	—	—
Forfeited or expired	(220,000)	3.92	—	—
Outstanding -- December 31, 2025	1,245,001	$2.30	2.6	$1,016,320
Exercisable -- December 31, 2025	713,333	$2.73	2.2	$412,532

A summary of unvested stock option activity is as follows:

	Common Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested – December 31, 2024	856,675	$1.91	3.9	$832,340
Granted	30,000	2.77	—	—
Vested	(348,340)	2.23	—	—
Forfeited	(6,667)	4.05	—	—
Unvested - December 31, 2025	531,668	$1.72	3.2	$603,788

As of December 31, 2025, our unrecognized share-based compensation expense associated with the stock options issued was $349,145, which is expected to be amortized over a weighted-average period of 1.57 years.

Restricted Stock

During the years ended December 31, 2025 and 2024, we issued an aggregate of 81,142 and 136,527 restricted shares of our common stock, valued at $229,634 and $255,042, respectively, to our board members in consideration of their service on the Board. These shares vested immediately on the grant dates.

At December 31, 2025 and 2024, unvested restricted shares were 0 and 36,364 respectively. The forfeitures of vested restricted shares were 18,182 and 0 in 2025 and 2024. As of December 31, 2025, there were 3,047,389 restricted shares outstanding.

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

A summary of segment expense activity is as follows:

	Years Ended December 31,
	2025	2024
Revenue:
Total Core Revenue	$19,156,855	$21,387,092
Total Digital Revenue	11,716,697	10,350,374
Consolidated Revenue	$30,873,552	$31,737,466

Cost and expenses
Cost of ancillary products and assembled components	$780,377	$1,509,776
Selling, general and administrative	9,819,406	12,057,139
Compensation and related expenses	8,185,853	8,454,485
Research and development	158,220	231,016
Depreciation and amortization	3,209,679	2,863,507
Stock-based compensation	540,407	919,649
Total costs and expenses	$22,693,942	$26,035,572

Net income (loss)	$1,483,619	$(2,627,110)

NOTE 14. SUBSEQUENT EVENTS

On March 5, 2026, the Company filed an 8-K to update the market that while Galaxy and Evolution continue to be actively engaged with gaming regulators to satisfy the closing conditions related to the receipt of certain gaming regulatory approvals (the "Gaming Approval Closing Condition"), based on the information available as of the date of the 8-K and as of the date of this Current Report on Form 10-K, Galaxy anticipates closing of the transaction to occur prior to the Third Extended Outside Date, subject to satisfaction of the Gaming Approval Closing Condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and executive officers. The following information sets forth the names of our directors and executive officers, their ages and their appointment date/years in position as of December 31, 2025.

Name	Age	Office(s) Held	Years in Position/Date of Appointment or Commencement
Matthew D. Reback	56	President and Chief Executive Officer	2 years/November 13, 2023
Steven J. Kopjo	43	Chief Financial Officer, Secretary and Treasurer	1 year/May 28, 2024
Mark A. Lipparelli	60	Chairman of the Board	8 years/July 26, 2017
Bryan W. Waters	63	Director	10 years/April 1, 2015
Cheryl A. Kondra	52	Director	4 years/December 2, 2021
Meredith Brill	50	Director	3 years/July 13, 2022

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

Bryan W. Waters has been a Director since April 2015. Mr. Waters is currently a board member and advisor to several start-up companies as well as General Managing Partner of Magnolia Lane Partners, which manages a series of funds focused on the specialty finance industry. Prior to that, Mr. Waters was Interim CEO of Luminator Technology Group, a globally recognized leader in providing technology solutions that increase intelligence, safety and efficiency for public transit operators. The interim CEO role ended in June 2023. Mr. Waters also previously served as CEO of Microf, LLC, a fin-tech platform and lease to own provider for the home improvement industry from June 2019 through September 2021. Mr. Waters served as President and Chief Operating Officer of Genesis

Financial Solutions, the largest second look private label credit card issuer in the United States, from June 2016 to January 2018. Mr. Waters served as CEO of North America for Dollar Financial Group leading over 3000 employees throughout 850 finance centers from June 2015 through June 2016. In September of 2013, Mr. Waters assumed the role of Chief Executive Officer of CBV and served in that role until its successful sale in June 2015. Mr. Waters served on the Board of CBV Collection Services, LTD, a private equity and management owned company and one of the largest independent outsourcing, collection services and debt buying organizations in Canada, prior to his appointment as CEO. In 2010, Mr. Waters became Chief Executive Officer of B-Line, LLC, the largest purchaser and servicer of unsecured consumer bankruptcy claims in the country. At the time of its successful sale in late 2011, B-Line owned and serviced in excess of $300 million in assets. Mr. Waters joined Pacific National Bank, a privately held $2.3 billion 17 branch bank based in San Francisco, in 2006 as President and Chief Executive Officer until its sale to U.S. Bank in October 2009. In 2001, Mr. Waters became Chief Financial Officer of Camco, Inc., a specialty finance lender. Shortly after his appointment, Mr. Waters also absorbed the roles of President and Chief Operating Officer until the successful sale of the company in December 2005 to Cash America International, Inc. a NYSE listed company. A graduate of University of California, Los Angeles, Mr. Waters started his career with Wells Fargo Bank in 1988 where he held numerous executive positions throughout his 12 years with the bank, including President of the Southern Nevada region.

The Board considers Mr. Waters to be qualified to serve on the Board given his experience at running, successfully growing and exiting private equity sponsored companies and his skills at building and leading teams to achieve outstanding results using a combination of judgment, experience and enthusiasm.

Cheryl Kondra has been a Director since December 2021 and was named the Audit Committee Chairperson as of March 2022. In April 2025, Ms. Kondra was appointed to the Board of Directors of Accel Entertainment, Inc. Since June 2025, Cheryl has served as the Chair of the Audit Committee for Accel Entertainment, Inc. In addition, Ms. Kondra has served as Vice President of Internal Audit at Tractor Supply Company (NASDAQ:TSCO), the largest rural lifestyle retailer in the United States since June 2020. Prior to Tractor Supply Company, she had an extensive career in gaming, having served as the VP of Internal Audit for Genting Americas from 2019-2020. Prior to that she was VP of Internal Audit and Chief Compliance Officer at Pinnacle Entertainment from October 2014 to September 2018. Ms. Kondra was the Chief Audit Executive at Caesars Entertainment from October 2007 to August 2014 and held various other positions with Harrah’s and Caesars Entertainment since 1997 within the Internal Audit and Compliance functions. Ms. Kondra has a Master of Accountancy degree and an undergraduate degree in Accounting. Ms. Kondra is a Certified Internal Auditor.

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

The members of the Compensation Committee include Mr. Lipparelli and Mr. Waters.

Audit Committee. The Audit Committee met four times during 2025. We have determined that each member of the Audit Committee qualifies as an "independent director" under OTCQB requirements.

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

The members of the Audit Committee include Ms. Kondra, Mr. Waters, and Ms. Brill.

Nominating Committee. Our Board does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our Board, at this time, does not require a separate nominating committee. There were no changes during the year ended December 31, 2025, or as of the date of this report, to the process for recommending nominees to our Board.

When evaluating director nominees, our Board considers the following factors:

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

Code of Ethics. As of December 31, 2025, the Company has not adopted a Code of Ethics for our principal executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company does have in place a code of conduct which is included in its employee handbook, among other polices. The code of conduct and all other policies within the employee handbook are to be followed by all employees.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025, there were no reports that were not filed on a timely basis.

Insider Trading Policy. We adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and other covered persons. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with applicable federal securities laws.

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

Indemnity Agreements. As we have previously reported from time to time and as is customary for publicly traded companies, Galaxy enters into Indemnity Agreements with its Officers and Directors. The indemnity agreements are consistent with Nevada law and customary business practices.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan	Non-qualified Deferred Earnings	All Other Compensation(1)	Total
Matthew D. Reback (2) Chief Executive Officer	2025 2024	$350,000 $350,000	$5,600 $175,000	— $194,600	— —	— —	— —	$50,919 $42,574	$406,519 $762,174
Steven J. Kopjo (3) Chief Financial Officer	2025 2024	$250,000 $138,461	$86,000 —	— —	— $254,008	— —	— —	$18,126 $8,931	$354,126 $401,400
(1)
For our executives, all other compensation includes standard benefits such as health insurance premiums and contributions to a defined contribution plan (“401k”).
(2)
During the year ended December 31, 2024, Mr. Reback was granted 70,000 restricted stock units that vested immediately and were valued on the closing price of the business day immediately preceding the grant date. The fair value of the restricted stock unit granted was $194,600.
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

Outstanding equity awards at fiscal year-end table. The following table summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding for each named executive officer as of December 31, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Matthew D. Reback, CEO (1)	200,000	200,000	—	$1.80	11/13/2028	—	—	—	—
Steven J. Kopjo, CFO (2)	100,000	200,000	—	$1.50	5/28/2029	—	—	—	—

(1)
Mr. Reback's remaining unvested options will vest as follows: (a) 100,000 on November 13, 2026, and (b) 100,000 shares on November 13, 2027.
(2)
Mr. Kopjo's remaining options will vest as follows: (a) 100,000 on May 28, 2026, (b) 100,000 shares on May 28, 2027.

Compensation of directors table. Board compensation is paid 60% in cash and 40% in stock. Board compensation targets are agreed upon and voted on annually. For the year ended December 31, 2025, the annual compensation target is $127,500 for each non-employee director. Additionally, for 2025, the annual compensation target is $170,000 for the Chair of our Board of Directors and $148,750 for

the Audit Committee Chair. The table below summarizes all compensation paid to each non-employee director for the last completed fiscal year.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Mark A. Lipparelli(1)	$102,000	$68,037	$—	$—	$—	$—	$170,037
Bryan W. Waters(2)	$76,500	$51,031	$—	$—	$—	$—	$127,531
Cheryl A. Kondra(3)	$89,250	$59,535	$—	$—	$—	$—	$148,785
Meredith Brill(4)	$76,500	$51,031	$—	$—	$—	$—	$127,531

(1)
Mr. Lipparelli was appointed as the Chairman of the Board effective July 26, 2017. During the year ended December 31, 2025, Mr. Lipparelli received 24,041 shares of our restricted common stock in quarterly installments valued at $68,037, using the closing price of the business day immediately preceding the grant dates. The shares vested immediately on the grant date. Mr. Lipparelli also received cash compensation of $102,000 paid in monthly installments throughout 2025.
(2)
Mr. Waters was appointed to the Board, effective April 1, 2015. During the year ended December 31, 2025, Mr. Waters received 18,032 shares of our restricted common stock in quarterly installments valued at $51,031, using the closing price of the business day immediately preceding the grant dates. The shares vested immediately on the grant date. Mr. Waters also received cash compensation of $76,500 paid in monthly installments throughout 2025.
(3)
Ms. Kondra was appointed to the Board effective December 2, 2021. During the year ended December 31, 2025, Ms. Kondra received 21,037 shares of our restricted common stock valued at $59,535, using the closing price of the business day immediately preceding the grant dates. Ms. Kondra also received cash compensation of $89,250 paid in monthly installments throughout 2025.
(4)
Ms. Brill was appointed to the Board effective July 13, 2022. During the year ended December 31, 2025, Ms. Brill received 18,032 shares of our restricted common stock in quarterly installments valued at $51,031, using the closing price of the business day immediately preceding the grant dates. Ms. Brill also received cash compensation of $76,500 paid in monthly installments throughout 2025.

Reback Employment Agreement. We have entered into an employment agreement with Matt Reback to serve as our President and Chief Executive Officer. The Reback employment agreement provides for, among other things (i) a three-year term, expiring in November 2026, (ii) a base compensation of $350,000 per year, (iii) annual discretionary bonus target of up to 50% of his base salary, with the opportunity to earn additional amounts if certain financial objectives are achieved, (iv) a grant of base options to purchase 400,000 shares of Employer's restricted common stock with a strike price equal to the price per share of Employer's common stock as reported on OTC Markets on the date such option is granted, which option will vest as follows: (a) as to the first 100,000 shares of stock, on November 13, 2024, (b) as to the next 100,000 shares of stock, on November 13, 2025, (c) as to the next 100,000 shares of stock, on November 13, 2026, and (d) as to the next 100,000 shares of stock, on November 13, 2027 all pursuant to the terms of a Stock Option Grant Agreement by and between the Company and Mr. Reback, and (v) eligibility to participate in the employee benefit plans available to our employees. Under the Reback employment agreement, we agreed to pay a minimum bonus of $80,000 to Mr. Reback for the 2024 calendar year if 80% of the annual bonus target is achieved. Under the Reback employment agreement, Mr. Reback received a stock award that is eligible to vest based on achievement of performance-based vesting conditions (the “Long-Term Incentive Stock Grant”). The award is eligible to vest based on personal and business performance targets to be established by the Board for each of 2024, 2025 and 2026. The targets, if achieved, will provide Mr. Reback the opportunity to receive a total of 70,000 shares of common stock for calendar year 2024, 100,000 shares of common stock for calendar year 2025, and 130,000 shares of common stock for calendar year 2026, with final vesting determined following the assessment of achievement of the performance objectives during the first quarter of the following calendar year. To the extent any portion of this stock award remains outstanding at the effective time of the merger with Evolution Malta Holding Limited, such portion will convert into a contingent cash award at the effective time and will remain subject to the same vesting conditions, subject to the acceleration terms described below.

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

On December 27, 2024, the Reback employment agreement was amended to provide for, among other things, (i) the accelerated vesting of certain of Mr. Reback’s performance-based equity awards granted pursuant to our 2014 Equity Incentive Plan on December 31, 2025, resulting in the vesting of 70,000 shares of common stock for calendar year 2025, and (ii) an accelerated bonus payment of $175,000 payable prior to December 31, 2025, in each case, subject to the conditions set forth in the amendment to the Reback employment agreement.

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

Mr. Kopjo's employment agreement term ends in May 2027. The Kopjo employment agreement provides that upon termination of employment by Mr. Kopjo for good reason or by the Company for any reason other than Mr. Kopjo’s death or disability or other than for cause, Mr. Kopjo is entitled to receive cash severance payments equal to 12 months of his annual base salary at the time of termination and continuation of his medical and health insurance benefits for a period equal to the lesser of (x) 12 months and (y) the period ending on the date he first becomes entitled to medical and health insurance benefits under any plan maintained by any person for whom Mr. Kopjo provides services as an employee or otherwise. In addition to the foregoing severance benefits, if Mr. Kopjo’s employment is terminated without cause following a change of control, he is also entitled to: (i) additional cash severance payments equal in the aggregate to 12 months of his annual base salary at the time of termination and (ii) accelerated vesting of his “base” stock options granted under the Kopjo employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2026, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). Applicable percentage ownership is based on 25,354,623 shares of common stock issued and outstanding as of February 28, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we deemed to be issued and outstanding all shares subject to options, warrants or other rights held by that person or entity that are currently exercisable within 60 days of February 28, 2026. We did not deem these shares issued and outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Mark A. Lipparelli, Director(1)	2,031,330	8.0%
Bryan W. Waters, Director	616,410	2.4%
Meredith Brill, Director(2)	421,602	1.7%
Cheryl A. Kondra, Director	177,280	0.7%
Matthew D. Reback, President and Chief Executive Officer(3)	270,000	1.1%
Steven J. Kopjo, Chief Financial Officer(4)	100,000	0.4%
Total Current Directors and Executive Officers as a Group	3,616,622	14.1%

(1)
Mr. Lipparelli holds 1,901,330 shares of common stock under his name and 130,000 shares under Mark Allan Lipparelli TTEE.
(2)
Ms. Brill holds 146,602 shares of common stock under her name and 275,000 shares of common stock indirectly as a beneficial owner of Yoav Brill Medicine Professional Corporation.

(3)
Mr. Reback holds 70,000 shares of common stock and holds options to purchase 400,000 shares of our common stock, of which 200,000 of those options are exercisable at or within 60 days of February 28, 2026.
(4)
Mr. Kopjo holds options to purchase 300,000 shares of our common stock, of which 100,000 are exercisable at or within 60 days of February 28, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed in the definitive proxy statement related to the Merger that was filed by us with the SEC on March 25, 2025, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of audit fees billed by our auditor in connection with the audit of our annual financial statements for the years ended December 31:

Fee Type	2025	2024
Audit fees	$362,455	$418,075
Tax fees	—	—
All other fees	—	—
Total fees	$362,455	$418,075

The Audit Fees listed above were billed in connection with the audit of our annual consolidated financial statements and the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q.

All of the fees set forth in the table above were pre-approved by the Audit Committee of the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of July 18, 2024 by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	July 18, 2024

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 24, 2025, by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	November 25, 2025

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.2	Form of Indemnification Agreement for Bryan Waters	10-Q	000-30653	99.4	May 16, 2016

10.3	Board of Directors Service Agreement with Mark A. Lipparelli	8-K	000-30653	99.1	September 7, 2017

10.4	Credit Agreement dated November 15, 2021, with Fortress Credit Corp.	8-K	000-30653	10.1	November 17, 2021

10.5	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.6	Form of Indemnification Agreement for Cheryl Kondra, Director	8-K	000-30653	10.2	December 7, 2021

10.7	Consent and Waiver to Term Loan Credit Agreement, dated November 15, 2021, by among Galaxy Gaming Inc., a Nevada corporation, the lenders from time to time party and Fortress Credit Corp. as administrative agent and collateral agent.	8-K	000-30653	10.1	March 22, 2022

10.8	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.9	Form of Indemnification Agreement dated July 15, 2022, between the Company and Meredith Brill	8-K	000-30653	10.2	July 15, 2022

10.10	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.11	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.12	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.13	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	N/A	June 20, 2023

10.14	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.15	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.1	May 24, 2024

10.16	Amended and Restated 2014 Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.17	Form of Indemnification Agreement dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.18	Form of Indemnification Agreement dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.19	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.1	December 31, 2024

10.20	Credit Agreement dated as of January 6, 2025, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	January 8, 2025

10.21	Acquisition by Evolution Update	8-K	000-30653	N/A	March 5, 2026

10.22	Form of Indemnification Agreement for Mark Lipparelli					X

10.23	Form of Indemnification Agreement for Bryan Waters					X

19.1	Insider Trading Policy					X

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY GAMING, INC.

Date:	March 27, 2026

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2026

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MATTHEW REBACK	President and Chief Executive Officer	March 27, 2026
Matthew Reback	(Principal Executive Officer)

/s/ STEVEN KOPJO	Chief Financial Officer	March 27, 2026
Steven Kopjo	(Principal Financial Officer)

/s/ MARK A. LIPPARELLI	Chairman of the Board of Directors	March 27, 2026
Mark A. Lipparelli
/s/ MEREDITH BRILL	Director	March 27, 2026
Meredith Brill /s/ BRYAN W. WATERS	Director	March 27, 2026
Bryan W. Waters

/s/ CHERYL A. KONDRA	Director	March 27, 2026
Cheryl A. Kondra