Form 10-Q
period 2026-03-31
Galaxy Gaming, Inc.
filed 2026-05-11
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,354,623 common shares as of May 1, 2026.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$4,853,794	$4,306,683
Accounts receivable, net of allowance of $181,452 and $241,283, respectively	4,727,028	5,742,383
Income tax receivable	140,841	126,311
Prepaid expenses	1,227,564	1,394,462
Total current assets	10,949,227	11,569,839
Property and equipment, net	153,348	118,115
Operating lease right-of-use assets	237,595	280,429
Assets deployed at client locations, net	4,395,729	4,125,723
Goodwill	1,091,000	1,091,000
Other intangible assets, net	10,080,912	10,225,783
Other assets	135,008	89,730
Total assets	$27,042,819	$27,500,619
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,881,641	$1,876,338
Accrued expenses	2,382,794	3,178,328
Current portion of operating lease liabilities	239,378	298,006
Current portion of long-term debt	2,626,990	2,416,108
Revenue contract liability	190,000	286,221
Total current liabilities	7,320,803	8,055,001
Long-term operating lease liabilities	9,408	2,944
Long-term debt and liabilities, net	35,837,453	36,867,804
Deferred tax liabilities, net	53,777	49,145
Total liabilities	43,221,441	44,974,894
Commitments and Contingencies (See Note 6)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,354,623 and 25,354,623 shares issued and outstanding, respectively	25,354	25,354
Additional paid-in capital	20,716,778	20,663,931
Accumulated deficit	(36,900,061)	(38,267,617)
Accumulated other comprehensive (loss) income	(20,693)	104,057
Total stockholders’ deficit	(16,178,622)	(17,474,275)
Total liabilities and stockholders’ deficit	$27,042,819	$27,500,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue:
Licensing fees	$7,662,561	$7,784,933
Total revenue	7,662,561	7,784,933
Costs and expenses:
Cost of ancillary products and assembled components	67,188	188,002
Selling, general and administrative	4,346,852	4,312,781
Research and development	152,058	362,776
Depreciation and amortization	869,951	779,817
Stock-based compensation	52,847	166,261
Total costs and expenses	5,488,896	5,809,637
Income from operations	2,173,665	1,975,296
Other income (expense):
Interest income	379	22,878
Interest expense	(776,489)	(1,003,350)
Foreign currency exchange gain (loss)	633	(10,100)
Loss on extinguishment of debt	—	(2,969,585)
Total other expense, net	(775,477)	(3,960,157)
Income (loss) before provision for income taxes	1,398,188	(1,984,861)
Provision for income taxes	(30,632)	(36,421)
Net income (loss)	1,367,556	(2,021,282)
Foreign currency translation adjustment	(124,750)	151,790
Comprehensive income (loss)	$1,242,806	$(1,869,492)

Net income (loss) per share:
Basic	$0.05	$(0.08)
Diluted	$0.05	$(0.08)

Weighted-average shares outstanding:
Basic	26,132,943	25,912,327
Diluted	26,191,780	25,912,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2025	25,354,623	$25,354	$20,663,931	$(38,267,617)	$104,057	$(17,474,275)
Net income	—	—	—	1,367,556	—	1,367,556
Foreign currency translation loss	—	—	—	—	(124,750)	(124,750)
Stock-based compensation	—	—	52,847	—	—	52,847
Balance, March 31, 2026	25,354,623	$25,354	$20,716,778	$(36,900,061)	$(20,693)	$(16,178,622)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit
Beginning balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net loss	—	—	—	(2,021,282)	—	(2,021,282)
Foreign currency translation gain	—	—	—	—	151,790	151,790
Stock options exercised	100,000	100	126,900	—	—	127,000
Stock-based compensation	38,216	38	166,223	—	—	166,261
Balance, March 31, 2025	25,253,515	$25,253	$20,241,486	$(41,772,518)	$(124,791)	$(21,630,570)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$1,367,556	$(2,021,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	869,951	779,817
Amortization of right-of-use assets	67,040	63,929
Amortization of debt issuance costs and debt discount	63,400	53,988
Bad debt expense	951	22,609
Gain on disposal of property & equipment	—	(62)
Deferred income tax	4,632	18,557
Stock-based compensation	52,847	166,261
Loss on extinguishment of debt	—	2,969,585
Changes in operating assets and liabilities:
Accounts receivable	943,536	(634,146)
Income tax receivable	11,470	17,864
Prepaid expenses and other current assets	166,898	286,072
Other assets	(45,277)	148,533
Accounts payable	6,552	(155,031)
Accrued expenses	(792,879)	(477,504)
Revenue contract liability	(96,221)	-
Operating lease liabilities	(76,370)	(70,498)
Net cash provided by operating activities	2,544,086	1,168,692
Cash flows from investing activities:
Investment in internally developed software	(409,202)	(194,827)
Acquisition of property and equipment	(63,845)	(93,683)
(Acquisition) transfer of assemblies in process	(184,314)	163,355
Acquisition of assets deployed at client locations	(380,608)	(306,725)
Transfer of title of assets deployed at client locations to perpetual license customer	7,649	148,550
Net cash used in investing activities	(1,030,320)	(283,330)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	—	45,000,000
Principal payments on long-term debt (Fortress)	—	(57,576,929)
Principal payments on long-term debt (BMO)	(812,500)	(562,500)
Principal payments on long-term debt (Insurance)	(70,368)	(89,584)
Payments of debt issuance costs	—	(608,967)
Fees associated with debt transactions — prior debt	—	(138,233)
Proceeds from stock option exercises	—	127,000
Net cash used in financing activities	(882,868)	(13,849,213)
Effect of exchange rate changes on cash	(83,787)	151,444
Net increase (decrease) in cash and cash equivalents	547,111	(12,812,407)
Cash and cash equivalents – beginning of period	4,306,683	18,118,043
Cash and cash equivalents – end of period	$4,853,794	$5,305,636
Supplemental cash flow information:
Cash paid for interest	$713,518	$939,583
Cash paid for income taxes	$14,530	$—
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$24,206	$—

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

Galaxy and Evolution continue to be actively engaged with gaming regulators to secure the approvals required to satisfy the Gaming Approval Closing Condition, and, subject to regulatory approvals and satisfaction or waiver thereof of all closing conditions, the closing of the Merger is expected to occur by the Amended Outside Date. Upon completion of the Merger, the Company will become a privately held company and shares of the Company's common stock will no longer be listed on any public market.

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

The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes as of and for the year ended December 31, 2025 included in our 2025 Form 10-K ("2025 10-K").

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

For the three months ended March 31, 2026, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three months ended March 31, 2026.

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

Leases. The Company classifies leases at inception as operating leases or finance leases in accordance with ASC Topic 842, Leases. We account for lease components (such as rent payments) separately from non-lease components (such as common-area maintenance costs, real estate and sales taxes and insurance costs). Operating and finance leases with terms greater than 12 months are recorded on the condensed consolidated balance sheets as right-of-use assets with corresponding lease liabilities. Lease liabilities are amortized over the lease term using the effective interest method, while lease assets are depreciated over the shorter of the asset's useful life or the lease term. The discount rate used to determine present value is typically the incremental borrowing rate at lease commencement, unless the implicit rate in the lease is readily determinable. Subsequent changes in lease terms or payments are adjusted accordingly.

Revenue recognition. We account for our revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Foreign currency translation. The functional currency for PGP is the Euro. Gains and losses from settlement of transactions involving foreign currency amounts are included in other income or expense in the Condensed Consolidated Statements of Operations. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income (loss) in the Condensed Consolidated Statements of Changes in Stockholders’ Deficit.

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

Other significant accounting policies. Our significant accounting policies are described in our 2025 10-K. There have been no material changes to those policies.

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

Accounting Standard Update 2025-06, Accounting for Internal-Use Software ("ASU 2025-06"). In September 2025, the FASB issued ASU 2025-06 to simplify the accounting for internal-use software by replacing the stage-based model with a principles-based approach. The amendments aim to align accounting with modern development practices and reduce complexity. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

We do not expect the adoption of these accounting standards to have a material impact on our results of operations, financial position or cash flow; however, adoption of ASU 2024-03 is expected to result in expanded disclosures in the notes to the consolidated financial statements.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the three months ended March 31, 2026, and 2025. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented below.

	Three Months Ended March 31,
	2026	2025
The Americas	$4,051,265	$4,503,042
Europe, Middle East and Africa	3,611,296	3,281,891
Total revenue	$7,662,561	$7,784,933

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 Euros (converted to approximately $6,876,000 as of March 31, 2026) per each year ended March 31, 2024, 2025, 2026, and 2027 of the Agreement. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $573,000 as of March 31, 2026). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. For the three months ended March 31, 2026, the Company recognized €21,271 Euros (converted to approximately

$24,377 as of March 31, 2026) of deferred revenue for the contract year ended March 31, 2026 as compared to no deferred revenue being recognized in the prior period.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $1,960,309, $2,091,932 and $1,573,999 as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

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

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following:

	March 31,	December 31,
	2026	2025
Patents	$13,507,338	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,029,071	2,029,071
Non-compete agreements	660,000	660,000
Software	3,510,666	3,101,464
Other intangible assets, gross	36,628,898	36,219,696
Less: accumulated amortization	(26,547,986)	(25,993,913)
Other intangible assets, net	$10,080,912	$10,225,783

For the three months ended March 31, 2026 and 2025, amortization expense related to other intangible assets was $554,073 and $552,487, respectively.

NOTE 5. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	March 31,	December 31,
	2026	2025
BMO credit agreement	$38,812,500	$39,625,000
Insurance notes payable	95,740	166,108
Long-term debt and liabilities, gross	38,908,240	39,791,108
Less: Unamortized debt issuance costs	(443,797)	(507,196)
Long-term debt and liabilities, net of debt issuance costs	38,464,443	39,283,912
Less: Current portion of long-term debt	(2,626,990)	(2,416,108)
Long-term debt and liabilities, net	$35,837,453	$36,867,804

BMO Credit Agreement. On January 6, 2025, the Company entered into a credit agreement with BMO Bank N.A. ("BMO"), a national banking association (the "Credit Agreement"). The Credit Agreement provides for senior secured financing in the aggregate amount of up to $47,000,000, consisting of a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan.

The Credit Agreement replaced the senior secured term loan agreement with Fortress Credit Corp. ("Fortress Credit Agreement"), which included a term loan with a maturity date of November 13, 2026. On January 6, 2025, the Company borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the Fortress Credit Agreement, which was terminated. The Company recognized a loss on extinguishment of debt of $2,969,585 for the three months ended March 31, 2025 related to the refinancing of our debt from Fortress to BMO, primarily driven by the write-off of unamortized debt issuance costs.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (1) at a floating rate equal to the base rate (the “Base Rate”) determined by reference to the greatest of: (a) the prime commercial rate announced or otherwise established by BMO, (b) the federal funds rate plus one half of 1%, and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Agreement) plus 1.00%; or (2) at a fixed rate based on Term SOFR with an interest period of one, three or six months (at the Company’s election). The applicable margin for borrowings is determined by reference to a pricing grid based on the Company’s then current Total Funded Debt to EBITDA Ratio (as defined in the Credit Agreement). The applicable margin for Base Rate loans ranges from 2.0% to 2.5% per annum. The applicable margin for SOFR loans ranges from 3.0% to 3.5% per annum. The Company pays interest on a monthly basis and has elected the one-month SOFR plus 1.00%. The Company will pay a commitment fee, payable quarterly in arrears, equal to the applicable margin on the average daily undrawn amount under the new revolving credit facility.

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

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants remain outstanding as of March 31, 2026 and are exercisable at any time, subject to certain restrictions. For purposes of calculating earnings (loss) per share, the Warrants are considered outstanding.

As of March 31, 2026, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2026	1,783,240
2027	3,375,000
2028	33,750,000
Long-term debt and liabilities, gross	$38,908,240

NOTE 6. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with customers who represent a significant portion of total revenues.

For the three months ended March 31, 2026 and 2025, respectively, we had the following client revenue concentrations:

	Location	Three Months Ended March 31, 2026 Revenue	Three Months Ended March 31, 2025 Revenue	Accounts Receivable March 31, 2026	Accounts Receivable December 31, 2025
Client A	Europe	18.8%	20.1%	$1,161,357	$1,210,444
Client B	Europe	13.1%	7.9%	$803,505	$994,641

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

Regulatory matters. The Company is conducting a self-initiated review of its historical sales and use tax compliance as part of its ongoing internal control and process improvement initiatives. In connection with this review, the Company identified a potential compliance gap related to the application of sales and use tax in certain jurisdictions for prior periods.

The Company has engaged third-party tax advisors to assist in evaluating the matter and has voluntarily requested a managed audit in a certain jurisdiction. The managed audit process is ongoing and involves the evaluation of nexus, exemption applicability, penalty treatment, and other relevant factors.

As of March 31, 2026, the Company is unable to reasonably estimate the amount of any potential liability, if any, associated with this matter, as the outcome remains dependent on determinations that have not yet been finalized through the audit process. Accordingly, no accrual has been recorded in the accompanying condensed consolidated financial statements.

The Company will continue to evaluate this matter as additional information becomes available and will record an accrual and/or provide additional disclosure in future periods if and when a liability becomes probable and reasonably estimable.

Intellectual property agreements. From time to time, the Company purchases or licenses intellectual property from third-parties and the Company, in turn, utilizes that intellectual property in certain games licensed to customers. In these purchase or license agreements, the Company may agree to pay the seller of the intellectual property a fee, if and when, the Company receives revenue from games containing the intellectual property.

NOTE 7. SEGMENT

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision maker ("CODM"), CEO, Matthew Reback, to evaluate performance and make operating decisions. We currently have two revenue streams (land-based gaming and online gaming), which are aggregated into one reporting segment. The land-based revenue stream, which we refer to as core revenue, derives its revenues from casinos using our proprietary products to enhance their gaming operations. The online gaming ("iGaming") revenue stream, which we refer to as digital revenue, derives its revenues from the licensing and distribution of our content to iGaming operators. The Company has intra-entity sales between subsidiaries. The accounting policies of each revenue stream are the same as those described in the summary of significant accounting policies.

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

A summary of significant segment expense activity is as follows:

	For the Quarter Ended March 31,
	2026	2025
Revenue:
Total Core Revenue	$4,777,581	$5,016,233
Total Digital Revenue	2,884,980	2,768,700
Consolidated Revenue	$7,662,561	$7,784,933

Cost and expenses
Cost of ancillary products and assembled components	$67,188	$188,002
Selling, general and administrative	2,177,808	2,362,376
Compensation and related expenses	2,303,214	2,246,063
Research and development	17,888	67,118
Depreciation and amortization	869,951	779,817
Stock-based compensation	52,847	166,261
Total costs and expenses	$5,488,896	$5,809,637

Net income (loss)	$1,367,556	$(2,021,282)

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at March 31, 2026 was 2.2%, as compared to 5.5% at March 31, 2025. This decrease was primarily driven by an increase in forecasted pre-tax book income offset by rate impacting components such as permanent items and changes in valuation allowance as compared to the prior-year period.

For the three months ended March 31, 2026 and 2025, our effective tax rate (“ETR”) was 2.2% and (1.8)%, respectively. The increase in the ETR for the three months ended March 31, 2026, as compared to the prior-year period, was mainly attributable to the pre-tax book income for the three months ended March 31, 2026 as compared to the pre-tax book loss for the three months ended March 31, 2025.

NOTE 9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three months ended March 31, 2026 and 2025. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2025 Form 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary gaming regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; risks that the proposed Merger disrupts the Company’s current plans and operations or diverts the attention of the Company’s management or employees from ongoing business operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the risk of potential difficulties with the Company’s ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company’s business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the proposed Merger or any further announcements or the consummation of the proposed Merger on the market price of the Company’s common stock or the Company’s operating results; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide; changes in international trade policies and the impact of tariffs imposed by U.S. and foreign governments; the negative effects if any of currency conversions or changes in the valuation of digital currency that may impact iGaming revenues; our level of indebtedness; restrictions and covenants in our loan agreement; dependence on major customers; protection of intellectual property and our ability to license the intellectual property rights of third parties; failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business; labor strikes, materials shortages, government shutdowns, pandemics, acts of God and other matters out of our reasonable control; and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Agreement and Plan of Merger with Evolution

On July 18, 2024, we entered into the Merger Agreement providing for the Company’s acquisition by Evolution Malta Holding Limited in a cash transaction. The Merger is subject to the satisfaction or waiver of certain closing conditions, including stockholder approval of the Merger Agreement and the receipt of certain gaming regulatory approvals. At the special meeting of the Company’s stockholders held on November 12, 2024, stockholders voted to approve the Merger. Under the terms of the Merger Agreement, the outside date for completion of the Merger was automatically extended from July 18, 2025 to October 18, 2025 and then subsequently automatically extended to January 18, 2026, in each case, due to the condition with respect to the receipt of gaming regulatory approvals not being satisfied as of such outside dates. On November 24, 2025, pursuant to an amendment to the Merger Agreement, the outside date for completion of the Merger was extended from January 18, 2026 to July 17, 2026. The Company and Evolution continue to be actively engaged with gaming regulators to secure the remaining regulatory approvals to satisfy the gaming approval closing condition. However, no assurance can be given that the required regulatory approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the timing of the regulatory approvals. We expect the Merger to be completed by the Amended Outside Date of July 17, 2026 subject to satisfaction or waiver of the closing conditions. Upon completion of the Merger, the Company will become a privately held company and shares of Company’s common stock will no longer be listed on any public market.

Results of operations for the three months ended March 31, 2026 and 2025.

Our net revenue consists of the following components:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,424,810	$5,253,261	$171,549	3.3%
Perpetual License Sales of Progressive Gaming Systems	96,367	505,120	(408,753)	-80.9%
Gross Revenue	5,521,177	5,758,381	(237,204)	-4.1%
Royalties Netted against Gross Revenue	(743,596)	(742,148)	(1,448)	0.2%
Total Core Revenue	$4,777,581	$5,016,233	$(238,652)	-4.8%

Digital Revenues:
Recurring License Revenue	4,202,684	$3,835,585	$367,099	9.6%
Gross Revenue	4,202,684	3,835,585	367,099	9.6%
Royalties Netted against Gross Revenue	(1,317,704)	(1,066,885)	(250,819)	23.5%
Total Digital Revenue	$2,884,980	$2,768,700	$116,280	4.2%

Consolidated Revenues:
Recurring License Revenue	$9,627,494	$9,088,846	$538,648	5.9%
Perpetual License Sales of Progressive Gaming Systems	96,367	505,120	(408,753)	-80.9%
Gross Revenue	9,723,861	9,593,966	129,895	1.4%
Royalties Netted against Gross Revenue	(2,061,300)	(1,809,033)	(252,267)	13.9%
Revenue	$7,662,561	$7,784,933	$(122,372)	-1.6%

Costs and expenses
Cost of ancillary products and assembled components	$67,188	$188,002	$(120,814)	-64.3%
Selling, general and administrative	4,346,852	4,312,781	34,071	0.8%
Research and development	152,058	362,776	(210,718)	-58.1%
Depreciation and amortization	869,951	779,817	90,134	11.6%
Stock-based compensation	52,847	166,261	(113,414)	-68.2%
Total costs and expenses	5,488,896	5,809,637	(320,741)	-5.5%
Income from operations	2,173,665	1,975,296	198,369	10.0%
Other income (expense):
Interest income	379	22,878	(22,499)	-98.3%
Interest expense	(776,489)	(1,003,350)	226,861	-22.6%
Foreign currency exchange gain (loss)	633	(10,100)	10,733	-106.3%
Loss on extinguishment of debt	-	(2,969,585)	2,969,585	100%
Total other expense, net	(775,477)	(3,960,157)	3,184,680	-80.4%
Income (loss) before provision for income taxes	$1,398,188	$(1,984,861)	$3,383,049	-170.4%
Provision for income taxes	(30,632)	(36,421)	5,789	-15.9%
Net income (loss)	$1,367,556	$(2,021,282)	$3,388,838	-167.7%

Revenue

Recurring core revenue increased $171,549, or 3.3% for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily driven by higher licensing revenue across the United States, Europe, Middle East and Africa, partially driven by placements of our new GOS progressive gaming system. Royalties netted against gross core revenue were relatively flat, increasing $1,448, or 0.2% for the three months ended March 31, 2026, as compared to the same period in the prior year. Perpetual license sales of our progressive gaming systems was $96,367, representing a 80.9% decrease for the three months ended March 31, 2026, as compared to the same period in the prior year. This decline was primarily driven by the timing of customer purchases. Gross digital revenues of $4,202,684, increased $367,099, or 9.6% for the three months ended March 31, 2026, as compared to the same period in the prior year. This favorable growth reflects the positive impact of foreign currency exchange and, to a lesser extent, the ongoing expansion of our digital content into new markets and the continued success of our competitive, branded product offerings. Net of royalties, digital revenues increased by $116,280, representing growth of 4.2% for the three months ended March 31, 2026, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased $120,814, or 64.3% for the three months ended March 31, 2026, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased $34,071, or 0.8% for the three months ended March 31, 2026, as compared to the same period in the prior year. This increase was primarily driven by a change in the form of board compensation, as our directors elected during the three months ended March 31, 2026 to receive cash compensation in lieu of restricted shares of our common stock, whereas in the prior-year period director compensation consisted both of cash and equity-based components. Included in the results are costs associated with special projects, most notably expenses incurred related to the acquisition by Evolution. Normalized for the impact of special projects and excluding the related fees of $119,383 and $208,273 for the three months ended March 31, 2026 and March 31, 2025, respectively, selling, general, and administrative expenses increased $122,961 for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase was primarily driven by higher distributor costs associated with increased placements of land-based products in foreign jurisdictions, as well as higher royalty fees related to licensed content and the timing of audit fees.

Research and development expenses decreased $210,718, or 58.1% for the three months ended March 31, 2026, as compared to the same period in the prior year. This decrease was primarily driven by lower payroll costs resulting from reduced headcount, as well as reduced outside services in the period.

Depreciation and amortization increased $90,134, or 11.6% for the three months ended March 31, 2026, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased $113,414, or 68.2% for the three months ended March 31, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to a change in the form of board compensation, as our directors elected during the first quarter of 2026 to receive cash compensation in lieu of restricted shares, representing $57,375 of the decrease, with the remaining balance attributable to employee-related stock-based compensation.

Interest expense decreased $226,861, or 22.6% for the three months ended March 31, 2026, as compared to the same period in the prior year. The decrease was primarily due to the reduced principal balance of outstanding debt and to a lesser extent a lower average interest rate, for the three months ended March 31, 2026, as compared to the same period in the prior year. Interest income decreased $22,499, or 98.3% compared to the prior year period, primarily due to a lower average cash balance for the three months ended March 31, 2026, as compared to the same period in the prior year.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the three months ended March 31, 2025 related to the refinancing of our debt from Fortress to BMO, primarily driven by the write-off of unamortized debt issuance costs.

Income tax provision decreased to $30,632 for the three months ended March 31, 2026, compared to income tax provision of $36,421 for the comparable prior-year period. The decrease was primarily attributable to changes in pre-tax book income and the related mix of rate-impacting components, including permanent items and changes in valuation allowance considerations, as compared to the prior-year period.

Primarily as a result of the factors described above, we had net income of $1,367,556 for the three months ended March 31, 2026, as compared to a net loss of approximately $2,021,282 for the same period in the prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA includes adjustments to U.S. GAAP net loss to exclude interest, income taxes, depreciation, amortization, stock-based compensation, foreign currency exchange loss (gain), and severance and other expenses related to litigation, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations, including loss on extinguishment of debt. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. A reconciliation of U.S. GAAP net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation:	2026	2025
Net income (loss)	$1,367,556	$(2,021,282)
Interest expense	776,489	1,003,350
Interest income	(379)	(22,878)
Provision for income taxes	30,632	36,421
Depreciation and amortization	869,951	779,817
EBITDA	3,044,249	(224,572)
Stock-based compensation (1)	52,847	166,261
Employee severance costs and other expenses (2)	36,000	10,491
Professional fees, acquisition costs and other (3)	119,383	208,273
Gain on disposal of assets (4)	—	(62)
Foreign exchange loss (gain) (5)	(633)	10,100
Loss on extinguishment of debt (6)	—	2,969,585
Adjusted EBITDA	$3,251,846	$3,140,076

(1) Represents the non-cash expense associated with the value of equity awards granted to employees, directors and consultants by the Company.

(2) Represents costs associated with the severance of employees.

(3) Represents professional fees and transaction-related fees incurred related to acquisitions, mergers and professional fees incurred for other projects not considered part of the normal course of business.

(4) Represents gains and losses related to the write off of certain fixed assets.

(5) Represents foreign exchange losses and gains associated with the fluctuations of foreign currency rates.

(6) Represents the loss on the extinguishment of debt associated with the refinancing of our debt from Fortress to BMO.

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

As of March 31, 2026, we had total current assets of $10,949,227 and total assets of $27,042,819. As of December 31, 2025, we had total current assets of $11,569,839 and total assets of $27,500,619. The decrease in current assets as of March 31, 2026 compared to December 31, 2025 was primarily driven by a decrease in our accounts receivable balance resulting from increased customer collection efforts. The decrease in total assets as of March 31, 2026 compared to December 31, 2025 was primarily due to the decrease of current assets noted above offset by an increase in cash and cash equivalents.

Our total current liabilities as of March 31, 2026 compared to December 31, 2025 decreased to $7,320,803 from $8,055,001. This was primarily due to a decrease in costs associated with special projects, most notably legal expenses incurred related to the acquisition by Evolution offset by an increase in the current portion of long-term debt for upcoming payments to BMO.

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

Our operating activities provided cash of $2,544,086 for the three months ended March 31, 2026, compared to $1,168,692 for the comparable prior year period. This change is mainly attributable to net income for the three months ended March 31, 2026, as compared to a net loss in the prior-year period, as well as a $1,002,419 variance in operating assets and liabilities. Additionally, the prior-year period included a loss on extinguishment of debt of $2,969,585 related to the refinancing of the Fortress loan to BMO. Stock-based compensation decreased by $113,414 due to a change in the composition of board compensation, partially offset by increased depreciation associated with higher level of assets deployed at client locations.

Investing activities used cash of $1,030,320 for the three months ended March 31, 2026, compared to cash used of $283,330 for the three months ended March 31, 2025. This increase in cash used was primarily due to higher expenditures for assemblies in process and increased investment in internally developed software.

Cash used in financing activities during the three months ended March 31, 2026, was $882,868. This compares to $13,849,213 cash used by financing activities for the three months ended March 31, 2025. The decrease in cash used was primarily due to the refinancing of our debt from Fortress to BMO in the prior-year period.

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

As of March 31, 2026 and December 31, 2025, we had no outstanding borrowings under the revolving credit facility

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2025 Form 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of March 31, 2026, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None

(b) None

(c) During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of July 18, 2024 by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	July 18, 2024

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 24, 2025, by and among Galaxy Gaming, Inc., Evolution Malta Holding Limited, and Galaga Merger Sub, Inc.	8-K	000-30653	2.1	November 25, 2025

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.2	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.3	Form of Indemnification Agreement dated July 15, 2022, between the Company and Meredith Brill	8-K	000-30653	10.2	July 15, 2022

10.4	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.5	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.6	Changes to Board Compensation	8-K	000-30653	10.1	January 27, 2023

10.7	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.8	Redacted License Agreement with the Talisman Group LLC	8-K	000-30653	10.1	June 20, 2023

10.9	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.10	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo.	8-K	000-30653	10.1	May 24, 2024

10.11	Galaxy Gaming, Inc 2014 Amended and Restated Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.12	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.13	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.14	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.1	December 31, 2024

10.15	Credit Agreement dated as of January 6, 2025, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	January 8, 2025

10.16	Form of Indemnification Agreement between Company and Mark Lipparelli	10-K	000-30653	10.22	March 30, 2026

10.17	Form of Indemnification Agreement between Company and Bryan Waters	10-K	000-30653	10.23	March 30, 2026

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	May 8, 2026

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	May 8, 2026

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)