Form 10-Q
period 2026-06-30
Galaxy Gaming, Inc.
filed 2026-08-10
CIK 13156

Ok

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,023,865 common shares as of July 31, 2026.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$4,757,798	$4,306,683
Accounts receivable, net of allowance of $124,466 and $241,283, respectively	4,840,712	5,742,383
Income tax receivable	153,074	126,311
Prepaid expenses	1,062,000	1,394,462
Total current assets	10,813,584	11,569,839
Property and equipment, net	136,441	118,115
Operating lease right-of-use assets	169,837	280,429
Assets deployed at client locations, net	4,809,357	4,125,723
Goodwill	1,091,000	1,091,000
Other intangible assets, net	9,830,906	10,225,783
Other assets	107,595	89,730
Total assets	$26,958,720	$27,500,619
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,606,324	$1,876,338
Accrued expenses	2,279,074	3,178,328
Current portion of operating lease liabilities	165,373	298,006
Current portion of long-term debt	2,836,643	2,416,108
Revenue contract liability	118,750	286,221
Total current liabilities	7,006,164	8,055,001
Long-term operating lease liabilities	6,325	2,944
Long-term debt and liabilities, net	35,057,103	36,867,804
Deferred tax liabilities, net	43,498	49,145
Total liabilities	42,113,090	44,974,894
Commitments and Contingencies (See Note 6)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,354,623 and 25,354,623 shares issued and outstanding, respectively	25,354	25,354
Additional paid-in capital	20,772,597	20,663,931
Accumulated deficit	(35,903,083)	(38,267,617)
Accumulated other comprehensive (loss) income	(49,238)	104,057
Total stockholders’ deficit	(15,154,370)	(17,474,275)
Total liabilities and stockholders’ deficit	$26,958,720	$27,500,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Licensing fees	$7,937,890	$7,527,691	$15,600,451	$15,312,624
Total revenue	7,937,890	7,527,691	15,600,451	15,312,624
Costs and expenses:
Cost of ancillary products and assembled components	82,003	188,011	149,191	376,013
Selling, general and administrative	4,852,606	4,213,470	9,199,458	8,526,251
Research and development	128,553	243,162	280,611	605,938
Depreciation and amortization	919,222	785,915	1,789,173	1,565,732
Stock-based compensation	55,819	153,142	108,666	319,403
Total costs and expenses	6,038,203	5,583,700	11,527,099	11,393,337
Income from operations	1,899,687	1,943,991	4,073,352	3,919,287
Other income (expense):
Interest income	435	15,879	814	38,757
Interest expense	(813,483)	(906,598)	(1,589,972)	(1,909,948)
Foreign currency exchange loss	(25,393)	(9,003)	(24,760)	(19,103)
Loss on extinguishment of debt	—	—	—	(2,969,585)
Total other expense, net	(838,441)	(899,722)	(1,613,918)	(4,859,879)
Income (loss) before provision for income taxes	1,061,246	1,044,269	2,459,434	(940,592)
Provision for income taxes	(64,268)	(93,912)	(94,900)	(130,333)
Net income (loss)	996,978	950,357	2,364,534	(1,070,925)
Foreign currency translation adjustment	(28,545)	252,210	(153,295)	404,000
Comprehensive income (loss)	$968,433	$1,202,567	$2,211,239	$(666,925)

Net income (loss) per share:
Basic	$0.04	$0.04	$0.09	$(0.04)
Diluted	$0.04	$0.04	$0.09	$(0.04)

Weighted-average shares outstanding:
Basic	26,132,943	26,035,137	26,132,943	25,974,071
Diluted	26,132,943	26,192,145	26,137,942	25,974,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2025	25,354,623	$25,354	$20,663,931	$(38,267,617)	$104,057	$(17,474,275)
Net income	—	—	—	1,367,556	—	1,367,556
Foreign currency translation loss	—	—	—	—	(124,750)	(124,750)
Stock-based compensation	—	—	52,847	—	—	52,847
Balance, March 31, 2026	25,354,623	$25,354	$20,716,778	$(36,900,061)	$(20,693)	$(16,178,622)
Net income	—	—	—	996,978	—	996,978
Foreign currency translation loss	—	—	—	—	(28,545)	(28,545)
Stock-based compensation	—	—	55,819	—	—	55,819
Balance, June 30, 2026	25,354,623	$25,354	$20,772,597	$(35,903,083)	$(49,238)	$(15,154,370)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net loss	—	—	—	(2,021,282)	—	(2,021,282)
Foreign currency translation gain	—	—	—	—	151,790	151,790
Stock options exercised	100,000	100	126,900	—	—	127,000
Stock-based compensation	38,216	38	166,223	—	—	166,261
Balance, March 31, 2025	25,253,515	$25,253	$20,241,486	$(41,772,518)	$(124,791)	$(21,630,570)
Net income	—	—	—	950,357	—	950,357
Foreign currency translation gain	—	—	—	—	252,210	252,210
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	20,501	21	153,121	—	—	153,142
Balance, June 30, 2025	25,294,016	$25,294	$20,418,787	$(40,822,161)	$127,419	$(20,250,661)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$2,364,534	$(1,070,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,789,173	1,565,732
Amortization of right-of-use assets	134,798	128,607
Amortization of debt issuance costs and debt discount	126,799	85,251
Bad debt expense	10,489	38,295
Gain on disposal of property & equipment	—	(62)
Deferred income tax	(5,647)	68,687
Stock-based compensation	108,666	319,403
Loss on extinguishment of debt	—	2,969,585
Changes in operating assets and liabilities:
Accounts receivable	807,154	612,499
Income tax receivable	(18,083)	(55,973)
Prepaid expenses and other current assets	332,462	345,816
Other assets	(17,863)	161,522
Accounts payable	(268,689)	(478,608)
Accrued expenses	(875,378)	(327,785)
Revenue contract liability	(167,471)	125,491
Operating lease liabilities	(153,458)	(141,744)
Net cash provided by operating activities	4,167,486	4,345,791
Cash flows from investing activities:
Investment in internally developed software	(726,408)	(484,741)
Acquisition of property and equipment	(75,707)	(93,683)
Acquisition of assemblies in process	(350,900)	(279,519)
Acquisition of assets deployed at client locations	(974,819)	(463,785)
Transfer of title of assets deployed at client locations to perpetual license customer	31,578	159,984
Net cash used in investing activities	(2,096,256)	(1,161,744)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	—	45,000,000
Principal payments on long-term debt (Fortress)	—	(57,576,929)
Principal payments on long-term debt (BMO)	(1,375,000)	(3,125,000)
Principal payments on long-term debt (Insurance)	(141,965)	(180,688)
Payments of debt issuance costs	—	(624,248)
Fees associated with debt transactions — prior debt	—	(138,233)
Proceeds from stock option exercises	—	151,200
Net cash used in financing activities	(1,516,965)	(16,493,898)
Effect of exchange rate changes on cash	(103,150)	231,057
Net increase (decrease) in cash and cash equivalents	451,115	(13,078,794)
Cash and cash equivalents – beginning of period	4,306,683	18,118,043
Cash and cash equivalents – end of period	$4,757,798	$5,039,249
Supplemental cash flow information:
Cash paid for interest	$1,415,059	$1,815,593
Cash paid for income taxes	$118,630	$117,914
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$24,206	$6,914

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

As previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 18, 2024, we entered into an Agreement and Plan of Merger (as amended on November 24, 2025, the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent” or "Evolution"), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The outside date to close the Merger was July 17, 2026 (the “Extended Outside Date”). Evolution failed to either waive or meet the conditions to close the Merger on or before the Extended Outside Date of July17, 2026. On July 21, 2026, Evolution notified us that Evolution terminated the Merger Agreement. Under the terms of the Merger Agreement, Evolution paid us a cash termination fee in the amount of $5,234,678.

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

For the three and six months ended June 30, 2026, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three and six months ended June 30, 2026.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the three and six months ended June 30, 2026, and 2025. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
The Americas	$4,134,927	$4,223,224	$8,186,192	$8,726,266
Europe, Middle East and Africa	3,802,963	3,304,467	7,414,259	6,586,358
Total revenue	$7,937,890	$7,527,691	$15,600,451	$15,312,624

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 Euros (converted to approximately $6,853,200 as of June 30, 2026) per each year ended March 31, 2024, 2025, 2026, and 2027 of the Agreement. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $571,100 as of June 30, 2026). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. As of June 30, 2026, the Company had no deferred revenue related to the Agreement for the contract year ended March 31, 2027. As of June 30, 2026, the Company is in the final contract year of the minimum payment guarantee under the Agreement. The Company had no deferred revenue related to the final contract year of the Agreement as of June 30, 2026, compared to deferred revenue of €7,532 Euros (converted to approximately $8,603 as of June 30, 2026) in the prior year period.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $2,085,047, $2,091,932 and $1,669,125 as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

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

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following:

	June 30,	December 31,
	2026	2025
Patents	$13,507,338	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,029,071	2,029,071
Non-compete agreements	660,000	660,000
Software	3,827,872	3,101,464
Other intangible assets, gross	36,946,104	36,219,696
Less: accumulated amortization	(27,115,198)	(25,993,913)
Other intangible assets, net	$9,830,906	$10,225,783

For the three months ended June 30, 2026 and 2025, amortization expense related to other intangible assets was $567,212 and $552,488, respectively. For the six months ended June 30, 2026 and June 30, 2025, amortization expense related to other intangible assets was $1,121,285 and $1,104,975, respectively.

NOTE 5. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	June 30,	December 31,
	2026	2025
BMO credit agreement	$38,250,000	$39,625,000
Insurance notes payable	24,143	166,108
Long-term debt and liabilities, gross	38,274,143	39,791,108
Less: Unamortized debt issuance costs	(380,397)	(507,196)
Long-term debt and liabilities, net of debt issuance costs	37,893,746	39,283,912
Less: Current portion of long-term debt	(2,836,643)	(2,416,108)
Long-term debt and liabilities, net	$35,057,103	$36,867,804

BMO Credit Agreement. On January 6, 2025, the Company entered into a credit agreement with BMO Bank N.A. ("BMO"), a national banking association (the "Credit Agreement"). The Credit Agreement provides for senior secured financing in the aggregate amount of up to $47,000,000, consisting of a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan.

The Credit Agreement replaced the senior secured term loan agreement with Fortress Credit Corp. ("Fortress Credit Agreement"), which included a term loan with a maturity date of November 13, 2026. On January 6, 2025, the Company borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the Fortress Credit Agreement, which was terminated. The Company recognized a loss on extinguishment of debt of $2,969,585 for the six months ended June 30, 2025 related to the refinancing of our debt from Fortress to BMO in January 2025, primarily driven by the write-off of unamortized debt issuance costs.

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

In connection with entering into the Fortress Credit Agreement, the Company also issued warrants to purchase a total of up to 778,320 shares of the Company’s common stock to certain affiliates of Fortress at a price per share of $0.01 (the “Warrants”). The Warrants remain outstanding as of June 30, 2026 and are exercisable at any time, subject to certain restrictions. For purposes of calculating earnings (loss) per share, the Warrants are considered outstanding.

As of June 30, 2026, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2026	1,149,143
2027	3,375,000
2028	33,750,000
Long-term debt and liabilities, gross	$38,274,143

NOTE 6. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with customers who represent a significant portion of total revenues.

For the six months ended June 30, 2026 and 2025, respectively, we had the following client revenue concentrations based on gross revenues before royalties:

	Location	Six Months Ended June 30, 2026 Revenue	Six Months Ended June 30, 2025 Revenue	Accounts Receivable June 30, 2026	Accounts Receivable December 31, 2025
Client A	Europe	18.8%	19.4%	$1,233,604	$1,210,444
Client B	Europe	13.8%	9.4%	$920,399	$994,641

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

Regulatory matters. The Company conducted a self-initiated review of its historical sales and use tax compliance as part of its ongoing internal control and process improvement initiatives. In connection with this review, the Company identified a potential compliance gap related to the application of sales and use tax in certain jurisdictions for prior periods.

The Company engaged third-party tax advisors to assist in evaluating the matter and participated in a self-initiated managed audit in a certain jurisdiction. As of June 30, 2026, the managed audit was substantially completed. Based on the preliminary audit findings, the Company recognized and paid $505,361 of state tax expense largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026. As part of the resolution of the managed audit, the taxing authority abated substantially all applicable penalties. The Company does not expect any additional material liabilities related to this certain jurisdiction.

The Company's review of its historical sales and use tax position is ongoing with respect to other jurisdictions in which it has conducted business. Several of the Company's customer agreements provide that the customer is responsible for determining, self-assessing, and remitting any applicable sales, use, or similar transaction taxes associated with the products and services provided by the Company. These contractual provisions do not necessarily relieve the Company of any statutory obligation to a taxing authority; however, to the extent the Company is ultimately required to remit tax in a jurisdiction, it may have contractual rights to recover such amounts from the applicable customers. Any such recoveries would be recognized only when realization becomes reasonably assured and, accordingly, no amounts have been recognized in the accompanying financial statements.

The Company does not believe its potential exposure in any individual remaining jurisdiction is material. However, the Company's evaluation of nexus, taxability, the availability of customer exemptions, the extent to which customers have directly assessed and remitted applicable taxes, the enforceability and collectibility of the customer tax-responsibility provisions in its agreements, and applicable lookback periods in these jurisdictions is not complete, and the manner of resolution in each jurisdiction — which may include managed audits, voluntary disclosure agreements, or similar programs — has not been determined. As a result, the Company is unable to estimate the aggregate amount of any additional liability at this time, and no accrual related to these remaining jurisdictions has been recorded as of June 30, 2026. It is reasonably possible that the Company will record additional liabilities as these matters are resolved in future periods.

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

A summary of significant segment expense activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Total Core Revenue	$4,801,185	$4,694,275	$9,578,766	$9,710,508
Total Digital Revenue	3,136,705	2,833,416	6,021,685	5,602,116
Consolidated Revenue	$7,937,890	$7,527,691	$15,600,451	$15,312,624

Cost and expenses
Cost of ancillary products and assembled components	$82,003	$188,011	$149,191	$376,013
Selling, general and administrative	2,550,764	2,314,242	4,728,572	4,676,618
Compensation and related expenses	2,413,265	2,108,117	4,716,479	4,354,180
Research and development	17,130	34,273	35,018	101,391
Depreciation and amortization	919,222	785,915	1,789,173	1,565,732
Stock-based compensation	55,819	153,142	108,666	319,403
Total costs and expenses	$6,038,203	$5,583,700	$11,527,099	$11,393,337

Net income (loss)	$996,978	$950,357	$2,364,534	$(1,070,925)

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at June 30, 2026 was 3.9%, as compared to 7.5% at June 30, 2025. This decrease was primarily driven by an increase in forecasted pre-tax book income offset by rate impacting components such as permanent items and as compared to the prior-year period.

For the six months ended June 30, 2026 and 2025, our effective tax rate (“ETR”) was 3.9% and (13.9)%, respectively. The increase in the ETR for the six months ended June 30, 2026, as compared to the prior-year period, was mainly attributable to an increase in the pre-tax book income for the six months ended June 30, 2026 as compared to the pre-tax book loss for the six months ended June 30, 2025.

NOTE 9. SUBSEQUENT EVENTS

As previously disclosed, we entered into an Agreement and Plan of Merger (as amended on November 24, 2025, the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta (“Parent” or "Evolution"), and Galaga Merger Sub, Inc., a Nevada corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and subject to the terms and conditions thereof, Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Evolution failed to either waive or meet the conditions to close the Merger on or before the Extended Outside Date of July 17, 2026. On July 21, 2026, Evolution notified us that Evolution terminated the Merger Agreement. Under the terms of the Merger Agreement, Evolution paid us a cash termination fee in the amount of $5,234,678.

On July 22, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $4,000,000 of the Company’s outstanding common stock. Repurchases under the share repurchase program may be made from time to time through open market purchases, privately negotiated transactions, or a trading plan intended to qualify under Rule 10b5-1 under the Exchange Act, with the timing and amount determined based on market conditions and other factors, including constraints specified in the Rule 10b5-1 repurchase plan. The share repurchase program, which has no fixed expiration date, supersedes the Company’s prior authorization to repurchase up to $750,000 of its common stock, under which no shares were repurchased.

Pursuant to the Company's $4,000,000 share repurchase program disclosed herein, on July 31, 2026, the Company entered into a privately negotiated repurchase with a shareholder, pursuant to which the Company repurchased 330,758 shares of its common stock at a price of approximately $1.55 per share for an aggregate cost of $514,202.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and six months ended June 30, 2026 and 2025. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2025 Form 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “may,” “will,” “should,” “could,” “might,” “expect,” “intend,” "target," “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the effects of the termination of the Merger with Evolution on the Company’s business and on the market price of the Company’s common stock; the ability of Galaxy Gaming to enter and maintain strategic alliances, product placements or installations in land based casinos or grow its iGaming business, garner new market share, secure licenses in new jurisdictions or maintain existing licenses, successfully develop or acquire and sell proprietary products, comply with regulations, including changes in gaming related and non-gaming related statutes and regulations that affect the revenues of our customers in land-based casino and, online casino markets, have its games approved by relevant jurisdictions, unfavorable economic conditions in the US and worldwide; changes in international trade policies and the impact of tariffs imposed by U.S. and foreign governments; the negative effects if any of currency conversions or changes in the valuation of digital currency that may impact iGaming revenues; our level of indebtedness; restrictions and covenants in our loan agreement; dependence on major customers; protection of intellectual property and our ability to license the intellectual property rights of third parties; failure to maintain the integrity of our information technology systems, including without limitation, cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business; labor strikes, materials shortages, government shutdowns, pandemics, acts of God and other matters out of our reasonable control; and other factors. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Agreement and Plan of Merger with Evolution

On July 18, 2024, we entered into the Merger Agreement providing for the Company’s acquisition by Evolution Malta Holding Limited in a cash transaction. Evolution failed to either waive or meet the conditions to close the Merger on or before the Extended Outside Date of July 17, 2026. On July 21, 2026, Evolution notified us that Evolution terminated the Merger Agreement. Under the terms of the Merger Agreement, Evolution paid us a cash termination fee in the amount of $5,234,678.

Results of operations for the three months ended June 30, 2026 and 2025.

Our net revenue consists of the following components:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,499,746	$5,180,133	$319,613	6.2%
Perpetual License Sales of Progressive Gaming Systems	51,182	256,421	(205,239)	-80.0%
Gross Revenue	5,550,928	5,436,554	114,374	2.1%
Royalties Netted against Gross Revenue	(749,743)	(742,279)	(7,464)	1.0%
Total Core Revenue	$4,801,185	$4,694,275	$106,910	2.3%

Digital Revenues:
Recurring License Revenue	$4,355,037	$4,020,989	$334,048	8.3%
Gross Revenue	4,355,037	4,020,989	334,048	8.3%
Royalties Netted against Gross Revenue	(1,218,332)	(1,187,573)	(30,759)	2.6%
Total Digital Revenue	$3,136,705	$2,833,416	$303,289	10.7%

Consolidated Revenues:
Recurring License Revenue	$9,854,783	$9,201,122	$653,661	7.1%
Perpetual License Sales of Progressive Gaming Systems	51,182	256,421	(205,239)	-80.0%
Gross Revenue	9,905,965	9,457,543	448,422	4.7%
Royalties Netted against Gross Revenue	(1,968,075)	(1,929,852)	(38,223)	2.0%
Revenue	$7,937,890	$7,527,691	$410,199	5.4%

Costs and expenses
Cost of ancillary products and assembled components	$82,003	$188,011	$(106,008)	-56.4%
Selling, general and administrative	4,852,606	4,213,470	639,136	15.2%
Research and development	128,553	243,162	(114,609)	-47.1%
Depreciation and amortization	919,222	785,915	133,307	17.0%
Stock-based compensation	55,819	153,142	(97,323)	-63.6%
Total costs and expenses	6,038,203	5,583,700	454,503	8.1%
Income from operations	1,899,687	1,943,991	(44,304)	-2.3%
Other income (expense):
Interest income	435	15,879	(15,444)	-97.3%
Interest expense	(813,483)	(906,598)	93,115	-10.3%
Foreign currency exchange loss	(25,393)	(9,003)	(16,390)	182.1%
Total other expense, net	(838,441)	(899,722)	61,281	-6.8%
Income before provision for income taxes	$1,061,246	$1,044,269	$16,977	1.6%
Provision for income taxes	(64,268)	(93,912)	29,644	-31.6%
Net income	$996,978	$950,357	$46,621	4.9%

Revenue

Recurring core license revenue increased by $319,613, or 6.2% for the three months ended June 30, 2026, as compared to the same period in the prior year. Recurring core license revenue grew across all geographies, led slightly by Europe, Middle East and Africa on higher participation-based game revenue, and GOS progressive system placements contributed in all regions. Royalties netted against gross core revenue were relatively flat, increasing by $7,464, or 1.0% for the three months ended June 30, 2026, as compared to the same period in the prior year. Perpetual license sales of our progressive gaming systems was $51,182, representing an 80.0% decrease for the three months ended June 30, 2026, as compared to the same period in the prior year. This decline was primarily driven by the timing of customer purchases. Gross digital revenues of $4,355,037, increased by $334,048, or 8.3% for the three months ended June 30, 2026, as compared to the same period in the prior year. This favorable growth reflects the ongoing expansion of our digital content into new markets and the continued success of our competitive, branded product offerings. Net of royalties, digital revenues increased by $303,289, representing growth of 10.7% for the three months ended June 30, 2026, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased by $106,008, or 56.4% for the three months ended June 30, 2026, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased by $639,136, or 15.2% for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase includes $505,361 of state tax expense recorded in connection with the preliminary results of a managed audit that the Company voluntarily initiated, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026 (see Note 6, Commitments and Contingencies), and $168,128 of professional fees and transaction-related costs, primarily related to the proposed acquisition of the Company by Evolution, which was terminated on July 21, 2026. Excluding these items and comparable costs of $243,682 in the prior-year period, selling, general and administrative expenses increased by $209,329, driven by higher distributor costs on increased placements of land-based products in foreign jurisdictions, higher royalty fees on licensed content, and increased travel costs supporting expanded sales efforts and placements of our progressive gaming systems.

Research and development expenses decreased by $114,609, or 47.1% for the three months ended June 30, 2026, as compared to the same period in the prior year. This decrease was primarily driven by lower payroll costs resulting from reduced headcount and increased capitalization of internal labor costs associated with development activities.

Depreciation and amortization increased by $133,307, or 17.0% for the three months ended June 30, 2026, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased by $97,323, or 63.6% for the three months ended June 30, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to a change in the form of board compensation, as our directors elected during the second quarter of 2026 to receive cash compensation in lieu of restricted shares, representing $57,375 of the decrease, with the remaining balance attributable to employee-related stock-based compensation.

Interest expense decreased by $93,115, or 10.3% for the three months ended June 30, 2026, as compared to the same period in the prior year. The decrease was driven by a reduced principal balance of outstanding debt and a lower average interest rate, for the three months ended June 30, 2026, as compared to the same period in the prior year. Interest income decreased by $15,444, or 97.3% compared to the prior year period.

Income tax provision decreased to $64,268 for the three months ended June 30, 2026, compared to income tax provision of $93,912 for the comparable prior year period. The decrease was primarily attributable to changes in pre-tax book income and the related mix of rate-impacting components, including permanent items and changes in valuation allowance considerations, as compared to the prior-year period.

Primarily as a result of the factors described above, we had net income of $996,978 for the three months ended June 30, 2026, as compared to a net income of $950,357 for the same period in the prior year.

Results of operations for the six months ended June 30, 2026 and 2025.

Our net revenue consists of the following components:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$10,924,556	$10,433,394	$491,162	4.7%
Perpetual License Sales of Progressive Gaming Systems	147,549	761,541	(613,992)	-80.6%
Gross Revenue	11,072,105	11,194,935	(122,830)	-1.1%
Royalties Netted against Gross Revenue	(1,493,339)	(1,484,427)	(8,912)	0.6%
Total Core Revenue	$9,578,766	$9,710,508	$(131,742)	-1.4%

Digital Revenues:
Recurring License Revenue	$8,557,721	$7,856,574	$701,147	8.9%
Gross Revenue	8,557,721	7,856,574	701,147	8.9%
Royalties Netted against Gross Revenue	(2,536,036)	(2,254,458)	(281,578)	12.5%
Total Digital Revenue	$6,021,685	$5,602,116	$419,569	7.5%

Consolidated Revenues:
Recurring License Revenue	$19,482,277	$18,289,968	$1,192,309	6.5%
Perpetual License Sales of Progressive Gaming Systems	147,549	761,541	(613,992)	-80.6%
Gross Revenue	19,629,826	19,051,509	578,317	3.0%
Royalties Netted against Gross Revenue	(4,029,375)	(3,738,885)	(290,490)	7.8%
Revenue	$15,600,451	$15,312,624	$287,827	1.9%

Costs and expenses
Cost of ancillary products and assembled components	$149,191	$376,013	$(226,822)	-60.3%
Selling, general and administrative	9,199,458	8,526,251	673,207	7.9%
Research and development	280,611	605,938	(325,327)	-53.7%
Depreciation and amortization	1,789,173	1,565,732	223,441	14.3%
Stock-based compensation	108,666	319,403	(210,737)	-66.0%
Total costs and expenses	11,527,099	11,393,337	133,762	1.2%
Income from operations	4,073,352	3,919,287	154,065	3.9%
Other income (expense):
Interest income	814	38,757	(37,943)	-97.9%
Interest expense	(1,589,972)	(1,909,948)	319,976	-16.8%
Foreign currency exchange loss	(24,760)	(19,103)	(5,657)	29.6%
Loss on extinguishment of debt	-	(2,969,585)	2,969,585	100%
Total other expense, net	(1,613,918)	(4,859,879)	3,245,961	-66.8%
Income (loss) before provision for income taxes	$2,459,434	$(940,592)	$3,400,026	-361.5%
Provision for income taxes	(94,900)	(130,333)	35,433	-27.2%
Net income (loss)	$2,364,534	$(1,070,925)	$3,435,459	-320.8%

Revenue

Recurring core license revenue increased by $491,162, or 4.7% for the six months ended June 30, 2026, as compared to the same period in the prior year. Recurring core license revenue grew across all geographies. The Americas grew slightly faster than Europe, Middle East and Africa, and GOS progressive system placements contributed in all regions. Royalties netted against gross core revenue were relatively flat, increasing by $8,912, or 0.6% for the six months ended June 30, 2026, as compared to the same period in the prior year. Perpetual license sales of our progressive gaming systems was $147,549, representing a 80.6% decrease for the six months ended June 30, 2026, as compared to the same period in the prior year. This decline was primarily driven by the timing of customer purchases. We continue to prioritize recurring placements of our progressive systems, which we believe generate greater value per installation over the life of the placement than a one-time sale, while continuing to offer perpetual license sales selectively, primarily in connection with strategic customer opportunities where that structure is preferred. We expect perpetual license sales for the full year 2026 to be slightly lower than the prior year as we work toward the optimal balance between perpetual sales and recurring placements. Gross digital revenues of $8,557,721, increased by $701,147, or 8.9% for the six months ended June 30, 2026, as compared to the same period in the prior year. This favorable growth reflects the ongoing expansion of our digital content into new markets and the continued success of our competitive, branded product offerings. Net of royalties, digital revenues increased by $419,569, representing growth of 7.5% for the six months ended June 30, 2026, as compared to the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased by $226,822, or 60.3% for the six months ended June 30, 2026, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased by $673,207, or 7.9% for the six months ended June 30, 2026, as compared to the same period in the prior year. The increase includes $505,361 of state tax expense recorded in connection with the preliminary results of a managed audit that the Company voluntarily initiated, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026 (see Note 6, Commitments and Contingencies), and $287,511 of professional fees and transaction-related costs, primarily related to the proposed acquisition of the Company by Evolution, which was terminated on July 21, 2026. Excluding these items and comparable costs of $451,955 in the prior-year period, selling, general and administrative expenses increased by $332,290, driven by higher distributor costs on increased placements of land-based products in foreign jurisdictions and higher royalty fees on licensed content.

Research and development expenses decreased by $325,327, or 53.7% for the six months ended June 30, 2026, as compared to the same period in the prior year. This decrease was primarily driven by lower payroll costs resulting from reduced headcount and increased capitalization of internal labor costs associated with development activities.

Depreciation and amortization increased by $223,441, or 14.3% for the six months ended June 30, 2026, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expenses decreased by $210,737, or 66.0% for the six months ended June 30, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to a change in the form of board compensation, as our directors elected during the first half of 2026 to receive cash compensation in lieu of restricted shares, representing $114,750 of the decrease, with the remaining balance attributable to employee-related stock-based compensation.

Interest expense decreased by $319,976, or 16.8% for the six months ended June 30, 2026, as compared to the same period in the prior year. The decrease was due to the reduced principal balance of outstanding debt and a lower average interest rate, for the six months ended June 30, 2026, as compared to the same period in the prior year. Interest income decreased by $37,943, or 97.9% compared to the prior year period.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the six months ended June 30, 2025 related to the refinancing of our debt from Fortress to BMO in January 2025, primarily driven by the write-off of unamortized debt issuance costs.

Income tax provision decreased to $94,900 for the six months ended June 30, 2026, compared to income tax provision of $130,333 for the comparable prior year period. The decrease was primarily attributable to changes in pre-tax book income and the related mix of rate-impacting components, including permanent items and changes in valuation allowance considerations, as compared to the prior-year period.

Primarily as a result of the factors described above, we had net income of $2,364,534 for the six months ended June 30, 2026, as compared to a net loss of $1,070,925 for the same period in the prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and Free Cash Flow ("FCF"). Adjusted EBITDA includes adjustments to U.S. GAAP net income (loss) to exclude interest, income taxes, depreciation, amortization, stock-based compensation, foreign currency exchange loss (gain), and severance and other expenses related to litigation, non-income tax assessments, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations, including loss on extinguishment of debt. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income or (loss) to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. We define Free Cash Flow as Adjusted EBITDA less cash paid for interest, net of interest income received, cash used in investing activities, and cash paid for income taxes, net of refunds. Free Cash Flow is not a measure of performance defined in accordance with U.S. GAAP. Management uses Free Cash Flow to evaluate the cash generated by our operations that is available to service and repay indebtedness and to reinvest in the business, and believes disclosure of Free Cash Flow provides investors, regulators and other stakeholders with useful information for the same purpose. Free Cash Flow should not be considered an alternative to net income (loss) as a measure of operating performance, or to net cash provided by operating activities as a measure of liquidity. It should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. Free Cash Flow may not be comparable to similarly titled measures used by other companies. A reconciliation of Adjusted EBITDA to Free Cash Flow is presented below, and Adjusted EBITDA is reconciled to net income (loss), the most directly comparable U.S. GAAP measure, in the same table. A reconciliation of U.S. GAAP net income (loss) to Adjusted EBITDA to FCF is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA and Free Cash Flow Reconciliation:	2026	2025	2026	2025
Net income (loss)	$996,978	$950,357	$2,364,534	$(1,070,925)
Interest expense	813,483	906,598	1,589,972	1,909,948
Interest income	(435)	(15,879)	(814)	(38,757)
Provision for income taxes	64,268	93,912	94,900	130,333
Depreciation and amortization	919,222	785,915	1,789,173	1,565,732
EBITDA	2,793,516	2,720,903	5,837,765	2,496,331
Stock-based compensation (1)	55,819	153,142	108,666	319,403
Employee severance costs and other expenses (2)	—	72,539	36,000	83,030
Professional fees, acquisition costs and other (3)	168,128	243,682	287,511	451,955
Non-income tax assessment (4)	505,361	—	505,361	—
Gain on disposal of assets (5)	—	—	—	(62)
Foreign exchange loss (6)	25,393	9,003	24,760	19,103
Loss on extinguishment of debt (7)	—	—	—	2,969,585
Adjusted EBITDA	$3,548,217	$3,199,269	$6,800,063	$6,339,345

Cash paid for interest, net (8)	(701,106)	(860,131)	(1,414,245)	(1,776,836)
Cash used in investing activities	(1,065,936)	(878,414)	(2,096,256)	(1,161,744)
Cash paid for income taxes, net (9)	(104,100)	(117,914)	(118,630)	(117,914)
Free Cash Flow	$1,677,075	$1,342,810	$3,170,932	$3,282,851

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

(4) Represents a charge of state tax expense recorded in connection with the preliminary results of a managed audit that the Company voluntarily initiated, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026.

(5) Represents gains and losses related to the write off of certain fixed assets.

(6) Represents foreign exchange losses and gains associated with the fluctuations of foreign currency rates.

(7) Represents the loss on the extinguishment of debt associated with the refinancing of our debt from Fortress to BMO.

(8) Represents cash paid for interest during the period, net of interest income received.

(9) Represents cash paid for income taxes during the period, net of refunds received.

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

As of June 30, 2026, we had total current assets of $10,813,584 and total assets of $26,958,720. As of December 31, 2025, we had total current assets of $11,569,839 and total assets of $27,500,619. The decrease in current assets as of June 30, 2026 compared to December 31, 2025 was primarily driven by a decrease in our accounts receivable balance resulting from increased customer collection efforts. The decrease in total assets as of June 30, 2026 compared to December 31, 2025 was primarily due to the decrease of current assets noted above offset by an increase in cash and cash equivalents.

Our total current liabilities as of June 30, 2026 compared to December 31, 2025 decreased to $7,006,164 from $8,055,001. This decrease was primarily due to the payment of annual bonuses.

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

Our operating activities provided cash of $4,167,486 for the six months ended June 30, 2026, compared to $4,345,791 for the comparable prior year period. This change is mainly attributable to net income for the six months ended June 30, 2026, as compared to a net loss in the prior year period, as well as a $602,544 variance in operating assets and liabilities. Additionally, the prior year period included a loss on extinguishment of debt of $2,969,585 related to the refinancing of the Fortress loan to BMO. Stock-based compensation decreased by $210,737 due to a change in the composition of board compensation.

Investing activities used cash of $2,096,256 for the six months ended June 30, 2026, compared to cash used of $1,161,744 for the six months ended June 30, 2025. This increase in cash used was primarily due to higher expenditures for assets deployed at client locations and increased investment in internally developed software.

Cash used in financing activities during the six months ended June 30, 2026, was $1,516,965. This compares to $16,493,898 cash used by financing activities for the six months ended June 30, 2025. The decrease in cash used was primarily due to the refinancing of our debt from Fortress to BMO in the prior year period.

Credit Facility. On January 6, 2025, we entered into a new credit agreement with BMO that provides for a $2,000,000 senior secured revolving credit facility and a $45,000,000 senior secured term loan. On January 6, 2025, we borrowed $45,000,000 under the new term loan and used this amount plus cash on hand to repay all amounts outstanding under the Fortress Credit Agreement, which was terminated. Pursuant to the terms of the Credit Agreement, the new term loan and new revolving credit facility will mature on January 6, 2028.

As of June 30, 2026 and December 31, 2025, we had no outstanding borrowings under the revolving credit facility.

Share Repurchase Program. On July 22, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $4,000,000 of the Company’s outstanding common stock. Repurchases under the share repurchase program may be made from time to time through open market purchases, privately negotiated transactions, or a trading plan intended to qualify under Rule 10b5-1 under the Exchange Act, with the timing and amount determined based on market conditions and other factors, including constraints specified in the Rule 10b5-1 repurchase plan. The share repurchase program, which has no fixed expiration date, supersedes the Company’s prior authorization to repurchase up to $750,000 of its common stock, under which no shares were repurchased.

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2025 Form 10-K. There have been no material changes to those policies.

Off-balance sheet arrangements. As of June 30, 2026, there were no off-balance sheet arrangements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” and as a result, are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $4,000,000 of the Company’s outstanding common stock. Repurchases under the share repurchase program may be made from time to time through open market purchases, privately negotiated transactions, or a trading plan intended to qualify under Rule 10b5-1 under the Exchange Act, with the timing and amount determined based on market conditions and other factors, including constraints specified in the Rule 10b5-1 repurchase plan. The share repurchase program, which has no fixed expiration date, supersedes the Company’s prior authorization to repurchase up to $750,000 of its common stock, under which no shares were repurchased.

Pursuant to the Company's $4,000,000 share repurchase program disclosed herein, on July 31, 2026, the Company entered into a privately negotiated repurchase with a shareholder, pursuant to which the Company repurchased 330,758 shares of its common stock at a price of approximately $1.55 per share for an aggregate cost of $514,202.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None

(b) None

(c) During the six months ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.2	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.3	Form of Indemnification Agreement dated July 15, 2022, between the Company and Meredith Brill	8-K	000-30653	10.2	July 15, 2022

10.4	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.5	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.6	Changes to Board Compensation	8-K	000-30653	1.01	January 27, 2023

10.7	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.8	Redacted License Agreement with the Talisman Group LLC	10-Q	000-30653	10.13	August 14, 2023

10.9	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.10	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo.	8-K	000-30653	10.1	May 24, 2024

10.11	Galaxy Gaming, Inc 2014 Amended and Restated Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.12	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.13	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.14	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.1	December 31, 2024

10.15	Credit Agreement dated as of January 6, 2025, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	January 8, 2025

10.16	Form of Indemnification Agreement between Company and Mark Lipparelli	10-K	000-30653	10.22	March 30, 2026

10.17	Form of Indemnification Agreement between Company and Bryan Waters	10-K	000-30653	10.23	March 30, 2026

10.18	Termination of a Material Definitive Agreement	8-K	000-30653	1.02	July 21, 2026

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as					X

adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	August 7, 2026

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	August 7, 2026

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)