Form 10-Q
period 2026-09-30
Galaxy Gaming, Inc.
filed 2026-11-09
CIK 13156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,159,424 common shares as of November 2, 2026.

GALAXY GAMING, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements included in this Form 10-Q are as follows:

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$9,062,417	$4,306,683
Accounts receivable, net of allowance of $145,175 and $241,283, respectively	4,779,217	5,742,383
Income tax receivable	115,284	126,311
Prepaid expenses	1,125,604	1,394,462
Total current assets	15,082,522	11,569,839
Property and equipment, net	107,044	118,115
Operating lease right-of-use assets	102,874	280,429
Assets deployed at client locations, net	4,982,978	4,125,723
Goodwill	1,091,000	1,091,000
Other intangible assets, net	9,824,314	10,225,783
Other assets	156,585	89,730
Total assets	$31,347,317	$27,500,619
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,412,847	$1,876,338
Accrued expenses	2,875,803	3,178,328
Current portion of operating lease liabilities	92,216	298,006
Current portion of long-term debt	3,093,750	2,416,108
Revenue contract liability	114,033	286,221
Total current liabilities	8,588,649	8,055,001
Long-term operating lease liabilities	3,189	2,944
Long-term debt and liabilities, net	34,276,752	36,867,804
Deferred tax liabilities, net	638	49,145
Total liabilities	42,869,228	44,974,894
Commitments and Contingencies (See Note 6)
Stockholders’ deficit
Preferred stock, 10,000,000 shares authorized; $0.001 par value; 0 shares issued and outstanding	—	—
Common stock, 65,000,000 shares authorized; $0.001 par value; 25,159,424 and 25,354,623 shares issued and outstanding, respectively	25,159	25,354
Additional paid-in capital	19,323,810	20,663,931
Accumulated deficit	(30,773,719)	(38,267,617)
Accumulated other comprehensive (loss) income	(97,161)	104,057
Total stockholders’ deficit	(11,521,911)	(17,474,275)
Total liabilities and stockholders’ deficit	$31,347,317	$27,500,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Licensing fees	$7,975,219	$7,325,142	$23,575,670	$22,637,766
Total revenue	7,975,219	7,325,142	23,575,670	22,637,766
Costs and expenses:
Cost of ancillary products and assembled components	63,314	241,139	212,505	617,152
Selling, general and administrative	5,854,086	4,021,121	15,053,544	12,547,372
Research and development	216,711	230,545	497,322	836,483
Depreciation and amortization	896,217	806,483	2,685,390	2,372,215
Stock-based compensation	280,153	122,202	388,819	441,605
Total costs and expenses	7,310,481	5,421,490	18,837,580	16,814,827
Income from operations	664,738	1,903,652	4,738,090	5,822,939
Other income (expense):
Interest income	17,060	4,789	17,874	43,546
Interest expense	(729,544)	(872,101)	(2,319,516)	(2,782,049)
Foreign currency exchange loss	(1,583)	(21,184)	(26,343)	(40,287)
Loss on extinguishment of debt	—	—	—	(2,969,585)
Transaction termination income	5,234,678	—	5,234,678	—
Total other income (expense), net	4,520,611	(888,496)	2,906,693	(5,748,375)
Income before (provision) benefit for income taxes	5,185,349	1,015,156	7,644,783	74,564
(Provision) benefit for income taxes	(55,985)	23,983	(150,885)	(106,350)
Net income (loss)	5,129,364	1,039,139	7,493,898	(31,786)
Foreign currency translation adjustment	(47,923)	1,405	(201,218)	405,405
Comprehensive income	$5,081,441	$1,040,544	$7,292,680	$373,619

Net income (loss) per share:
Basic	$0.20	$0.04	$0.29	$(0.00)
Diluted	$0.20	$0.04	$0.29	$(0.00)

Weighted-average shares outstanding:
Basic	25,533,080	26,089,512	25,930,791	26,012,974
Diluted	25,533,080	26,274,251	25,945,729	26,012,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance, December 31, 2025	25,354,623	$25,354	$20,663,931	$(38,267,617)	$104,057	$(17,474,275)
Net income	—	—	—	1,367,556	—	1,367,556
Foreign currency translation loss	—	—	—	—	(124,750)	(124,750)
Stock-based compensation	—	—	52,847	—	—	52,847
Balance, March 31, 2026	25,354,623	$25,354	$20,716,778	$(36,900,061)	$(20,693)	$(16,178,622)
Net income	—	—	—	996,978	—	996,978
Foreign currency translation loss	—	—	—	—	(28,545)	(28,545)
Stock-based compensation	—	—	55,819	—	—	55,819
Balance, June 30, 2026	25,354,623	$25,354	$20,772,597	$(35,903,083)	$(49,238)	$(15,154,370)
Net income	—	—	—	5,129,364	—	5,129,364
Foreign currency translation loss	—	—	—	—	(47,923)	(47,923)
Stock-based compensation	135,559	136	280,017	—	—	280,153
Cancellation of outstanding warrants	—	—	(1,214,933)	—	—	(1,214,933)
Repurchase of common stock	(330,758)	(331)	(513,871)	—	—	(514,202)
Balance, September 30, 2026	25,159,424	$25,159	$19,323,810	$(30,773,719)	$(97,161)	$(11,521,911)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Deficit
Beginning balance, December 31, 2024	25,115,299	$25,115	$19,948,363	$(39,751,236)	$(276,581)	$(20,054,339)
Net loss	—	—	—	(2,021,282)	—	(2,021,282)
Foreign currency translation gain	—	—	—	—	151,790	151,790
Stock options exercised	100,000	100	126,900	—	—	127,000
Stock-based compensation	38,216	38	166,223	—	—	166,261
Balance, March 31, 2025	25,253,515	$25,253	$20,241,486	$(41,772,518)	$(124,791)	$(21,630,570)
Net income	—	—	—	950,357	—	950,357
Foreign currency translation gain	—	—	—	—	252,210	252,210
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	20,501	21	153,121	—	—	153,142
Balance, June 30, 2025	25,294,016	$25,294	$20,418,787	$(40,822,161)	$127,419	$(20,250,661)
Net income	—	—	—	1,039,139	—	1,039,139
Foreign currency translation gain	—	—	—	—	1,405	1,405
Stock options exercised	20,000	20	24,180	—	—	24,200
Stock-based compensation	20,200	20	122,182	—	—	122,202
Balance, September 30, 2025	25,334,216	$25,334	$20,565,149	$(39,783,022)	$128,824	$(19,063,715)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GALAXY GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income (loss)	$7,493,898	$(31,786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,685,390	2,372,215
Amortization of right-of-use assets	201,761	194,274
Amortization of debt issuance costs and debt discount	190,199	116,625
Bad debt expense	36,516	30,138
Gain on disposal of property & equipment	—	(62)
Deferred income tax	(48,507)	19,415
Stock-based compensation	388,819	441,605
Loss on extinguishment of debt	—	2,969,585
Changes in operating assets and liabilities:
Accounts receivable	820,933	(122,418)
Income tax receivable	17,262	(60,685)
Prepaid expenses and other current assets	268,858	(6,767)
Other assets	(66,854)	215,214
Accounts payable	538,226	(433,601)
Accrued expenses	(266,327)	(78,002)
Revenue contract liability	(172,188)	57,968
Operating lease liabilities	(229,751)	(213,980)
Net cash provided by operating activities	11,858,235	5,469,738
Cash flows from investing activities:
Investment in internally developed software	(1,242,809)	(751,067)
Acquisition of property and equipment	(75,707)	(93,683)
Acquisition of assemblies in process	(466,517)	(612,198)
Acquisition of assets deployed at client locations	(1,405,289)	(928,982)
Transfer of title of assets deployed at client locations to perpetual license customer	60,218	171,575
Net cash used in investing activities	(3,130,104)	(2,214,355)
Cash flows from financing activities:
Proceeds from BMO Credit Agreement	—	45,000,000
Principal payments on long-term debt (Fortress)	—	(57,576,929)
Principal payments on long-term debt (BMO)	(1,937,500)	(4,812,500)
Principal payments on long-term debt (Insurance)	(166,108)	(242,281)
Payments of debt issuance costs	—	(630,024)
Fees associated with debt transactions — prior debt	—	(138,233)
Proceeds from stock option exercises	—	175,400
Repurchase of common stock	(514,202)	—
Cancellation of outstanding warrants	(1,214,933)	—
Net cash used in financing activities	(3,832,743)	(18,224,567)
Effect of exchange rate changes on cash	(139,654)	185,720
Net increase (decrease) in cash and cash equivalents	4,755,734	(14,783,464)
Cash and cash equivalents – beginning of period	4,306,683	18,118,043
Cash and cash equivalents – end of period	$9,062,417	$3,334,579
Supplemental cash flow information:
Cash paid for interest	$2,121,855	$2,656,333
Cash paid for income taxes	$182,130	$147,914
Supplemental schedule of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$24,206	$6,914

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

On July 18, 2024, we entered into an Agreement and Plan of Merger (as amended on November 24, 2025, the “Merger Agreement”) with Evolution Malta Holding Limited, a company registered in Malta ("Evolution"). On July 21, 2026, Evolution notified us that Evolution terminated the Merger Agreement. Under the terms of the Merger Agreement, Evolution paid us a cash termination fee in the amount of $5,234,678, which was recorded in other income.

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

For the three and nine months ended September 30, 2026, there was no material activity in allowance for credit losses.

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

Software relates primarily to assets where costs are capitalizable during the application development phase. External and internal labor-related costs associated with product development are included in software. The Company reviews its identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized for identifiable intangibles, other than goodwill, when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets’ carrying amount. No impairment was recorded for the three and nine months ended September 30, 2026.

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

Share repurchases. Shares of common stock repurchased by the Company are retired. The excess of the repurchase price over par value is recorded as a reduction of additional paid-in capital.

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

Other significant accounting policies. Our significant accounting policies are described in our 2025 10-K. Other than the share repurchase policy described above, there have been no material changes to those policies.

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

Accounting Standard Update 2025-12, Codification Improvements (“ASU 2025-12”). In December 2025, the FASB issued ASU 2025-12, which amends a wide range of topics in the Codification to clarify guidance, correct errors, and make other minor improvements. The amendments are generally not intended to result in significant changes for most entities. Transition requirements vary by issue, with most amendments permitting prospective or retrospective application; amendments related to the calculation of diluted earnings per share require retrospective application. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company elected to early adopt ASU 2025-12 in its condensed consolidated financial statements for the three and nine months ended September 30, 2026, applied as of January 1, 2026, as required for adoption in an interim period. The adoption had no effect on previously reported periods and did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standard Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). In December 2025, the FASB issued ASU 2025-11, which clarifies the scope of Topic 270, the form and content of interim financial statements, and the disclosures required in interim reporting periods. The amendments consolidate the interim disclosure requirements found throughout the Codification into a comprehensive list within Topic 270 and add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or to expand or reduce existing interim disclosure requirements. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its interim condensed consolidated financial statements and footnote disclosures.

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

Disaggregation of revenue. The following table disaggregates our revenue by geographic location for the three and nine months ended September 30, 2026, and 2025. All of the royalty expense that is charged to a contra-revenue in our online gaming revenue stream has been allocated to the Europe, Middle East and Africa region in both periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
The Americas	$4,164,544	$4,007,232	$12,350,736	$12,733,498
Europe, Middle East and Africa	3,810,675	3,317,910	11,224,934	9,904,268
Total revenue	$7,975,219	$7,325,142	$23,575,670	$22,637,766

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

The Agreement guarantees a minimum payment from the customer of €6,000,000 Euros (converted to approximately $6,804,600 as of September 30, 2026) per each year ended March 31, 2024, 2025, 2026, and 2027 of the Agreement. The amount is to be billed and paid based on minimum monthly payments of €500,000 Euros (converted to approximately $567,050 as of September 30, 2026). Any usage amount lower than the minimum monthly payment is deferred until the end of the contract year when the revenue is considered earned and can be recognized. As of September 30, 2026, the Company had €58,576 Euros of deferred revenue (converted to approximately $66,431 as of September 30, 2026), compared to deferred revenue of €9,637 Euros (converted to approximately $10,929 as of September 30, 2026) in the prior year period. As of September 30, 2026, the Company is in the final contract year of the minimum payment guarantee under the Agreement.

Contract assets. The Company’s contract assets consist solely of unbilled receivables which are recorded when the Company recognizes revenue in advance of billings. Unbilled receivables are included in the balance of accounts receivable, net of allowance on the balance sheet and totaled $2,594,635, $2,091,932 and $1,742,597 as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

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

NOTE 4. OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following:

	September 30,	December 31,
	2026	2025
Patents	$13,507,338	$13,507,338
Customer relationships	14,040,856	14,040,856
Trademarks	2,880,967	2,880,967
Intellectual property	2,029,071	2,029,071
Non-compete agreements	660,000	660,000
Software	4,344,273	3,101,464
Other intangible assets, gross	37,462,505	36,219,696
Less: accumulated amortization	(27,638,191)	(25,993,913)
Other intangible assets, net	$9,824,314	$10,225,783

For the three months ended September 30, 2026 and 2025, amortization expense related to other intangible assets was $522,993 and $552,487, respectively. For the nine months ended September 30, 2026 and September 30, 2025, amortization expense related to other intangible assets was $1,644,278 and $1,657,462, respectively.

NOTE 5. LONG-TERM DEBT AND LIABILITIES

Long-term debt and liabilities consisted of the following at:

	September 30,	December 31,
	2026	2025
BMO credit agreement	$37,687,500	$39,625,000
Insurance notes payable	-	166,108
Long-term debt and liabilities, gross	37,687,500	39,791,108
Less: Unamortized debt issuance costs	(316,998)	(507,196)
Long-term debt and liabilities, net of debt issuance costs	37,370,502	39,283,912
Less: Current portion of long-term debt	(3,093,750)	(2,416,108)
Long-term debt and liabilities, net	$34,276,752	$36,867,804

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

Pursuant to the terms of the Credit Agreement, the new term loan and new revolving credit facility will mature on January 6, 2028 as the merger with Evolution was not completed by December 31, 2025.

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

On July 24, 2026, the Company entered into an amendment (the "First Amendment") to its Credit Agreement with BMO. The First Amendment amended the Credit Agreement to, among other things, permit the Company to repurchase up to $4,000,000 of the Company’s capital stock, equity interests or warrants, provided that such approved restricted payment satisfies certain conditions, including that (i) the Company has minimum unencumbered liquid assets of $5,000,000 after taking into account such approved restricted payments; (ii) the sole source of funds for the payment of such approved restricted payment is the termination fee paid to the Company in connection with the termination of the Merger Agreement by Evolution, (iii) the Company is in compliance with all financial covenants; and (iv) certain other conditions are satisfied. The First Amendment also amended the Fixed Charge Coverage Ratio, and various requirements related to the provision of certain financial reports by the Company to BMO.

On September 23, 2026, the Company entered into an amendment (the "Second Amendment") to its Credit Agreement with BMO, as amended by the First Amendment dated as of July 24, 2026. The Second Amendment, among other things, (i) increases the annual capital expenditure limitation imposed upon the Company and any of its Subsidiaries, up to no more than ten percent (10%) of the prior year’s net revenue per annum and (ii) approves a one-time EBITDA addback in the amount of $505,361 solely for purposes of determining compliance with certain financial ratios set forth in the Credit Agreement.

Warrant Cancellation. In connection with the Fortress Credit Agreement, on November 15, 2021, the Company issued warrants to purchase an aggregate of 778,320 shares of the Company’s common stock to certain holders, each of which was an affiliate of Fortress Credit Corp. On August 12, 2026, the Company and the warrantholders entered into warrant cancellation agreements, pursuant to which the warrants were cancelled. In consideration for the cancellation of the warrants, the Company paid the holders an aggregate of $1,214,933 in cash, funded from a portion of the termination fee received from Evolution in connection with the termination of the Merger Agreement. Upon execution of each warrant cancellation agreement, the applicable warrants were cancelled and terminated in all respects and deemed null and void. The payment was recorded as a reduction of additional paid-in capital. The transaction was applied against the $4,000,000 share repurchase program adopted by the Company's Board of Directors on July 22, 2026. Following the warrant cancellation, the Company has no warrants outstanding.

For purposes of calculating earnings (loss) per share, the Warrants were considered outstanding until their cancellation on August 12, 2026.

As of September 30, 2026, future maturities of our long-term obligations are as follows:

Total
Years ended December 31,
2026	562,500
2027	3,375,000
2028	33,750,000
Long-term debt and liabilities, gross	$37,687,500

NOTE 6. COMMITMENTS AND CONTINGENCIES

Concentration of risk. We are exposed to risks associated with customers who represent a significant portion of total revenues.

For the nine months ended September 30, 2026 and 2025, respectively, we had the following client revenue concentrations based on gross revenues before royalties:

	Location	Nine Months Ended September 30, 2026 Revenue	Nine Months Ended September 30, 2025 Revenue	Accounts Receivable September 30, 2026	Accounts Receivable December 31, 2025
Client A	Europe	18.0%	19.2%	$1,157,279	$1,210,444
Client B	Europe	14.1%	10.6%	$907,280	$994,641

Employment agreement amendments. On September 8, 2026, the Company entered into an Amended and Restated Employment Agreement, effective September 1, 2026 (the “Kopjo Employment Agreement”), with Steven Kopjo, the Company’s Chief Financial Officer, Secretary and Treasurer. The Kopjo Employment Agreement, among other things (i) extends the term of his employment through February 28, 2029; (ii) provides for base compensation of $262,500 for the one year period ending August 31, 2027 and $275,000 for the remainder of the term; (iii) provides eligibility to receive an annual discretionary bonus with a target equal to 75% of his base salary based on the achievement of individual and corporate performance objectives established by the Board; and (iv) provides for a grant of a stock option to purchase 120,000 shares of Employer’s common stock at a strike price equal to $1.656 (the price per share of the Company’s common stock as reported on OTC Markets on the grant date), which option will vest as follows: (a) as to the first 40,000 shares of stock, on July 25, 2027, (b) as to the next 40,000 shares of stock, on July 25, 2028, (c) as to the next 40,000 shares of stock, on July 25, 2029; and (v) provides for a conditional grant of 100,000 shares of restricted stock subject to Mr. Kopjo meeting target criteria established by the Board based on metrics concluding on December 31, 2028. The Kopjo Employment Agreement contains customary restrictive covenants, including non-competition, non-solicitation of partners, non-disclosure and non-disparagement provisions.

On September 18, 2026, the Company entered into an Amended and Restated Employment Agreement, effective September 1, 2026 (the “Reback Employment Agreement”), with Matt Reback, the Company’s President and Chief Executive Officer. The Reback Employment Agreement, among other things (i) extends the term of his employment through May 31, 2029; (ii) provides for base compensation of $367,500 for the one year period ending August 31, 2027 and $385,000 for the remainder of the term; (iii) provides eligibility to receive an annual discretionary bonus with a target equal to 75% of his base salary based on the achievement of individual and corporate performance objectives established by the Board; (iv) provides for a grant of a stock option to purchase 150,000 shares of common stock at a strike price equal to $1.656 (the price per share of the Company’s common stock as reported on OTC Markets on the grant date), which option will vest as follows: (a) as to the first 50,000 shares of stock, on September 1, 2027, (b) as to the next 50,000 shares of stock, on September 1, 2028, (c) as to the next 50,000 shares of stock, on September 1, 2029; and (v) provides for a conditional grant of 150,000 shares of restricted stock subject to Mr. Reback meeting target criteria established by the Board based on metrics concluding on December 31, 2028. The Reback Employment Agreement contains customary restrictive covenants, including non-competition, non-solicitation of partners, non-disclosure and non-disparagement provisions.

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

The Company engaged third-party tax advisors to assist in evaluating the matter and participated in a self-initiated managed audit in a certain jurisdiction. As of September 30, 2026, the managed audit was finalized. Based on the final audit findings, the Company recognized and paid a total of $516,075 of state tax expense, of which $505,361 was recognized in the second quarter of 2026 and $10,714 was recognized upon finalization in the third quarter of 2026, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026. As part of the resolution of the managed audit, the taxing authority abated substantially all applicable penalties. The Company does not expect any additional material liabilities related to this certain jurisdiction.

During the third quarter of 2026, the Company initiated voluntary disclosures and managed audits with certain other jurisdictions and recognized additional state tax expense of $175,551, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026. Including the managed audit discussed above, the Company recognized $186,265 and $691,626 of state tax expense related to these sales and use tax matters during the three and nine months ended September 30, 2026, respectively.

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

The Company does not believe its potential exposure in any individual remaining jurisdiction is material. However, the Company's evaluation of nexus, taxability, the availability of customer exemptions, the extent to which customers have directly assessed and remitted applicable taxes, the enforceability and collectibility of the customer tax-responsibility provisions in its agreements, and applicable lookback periods in these jurisdictions is not complete, and the manner of resolution in each jurisdiction — which may include managed audits, voluntary disclosure agreements, or similar programs — has not been determined. It is reasonably possible that the Company will record additional liabilities as these matters are resolved in future periods. As a result, the Company is unable to estimate the aggregate amount of any additional liability at this time, and no accrual related to these remaining jurisdictions has been recorded as of September 30, 2026.

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

NOTE 7. SEGMENT

We define operating segments as components of our enterprise for which separate financial information is reviewed regularly by the chief operating decision maker ("CODM"), CEO, Matthew Reback, to evaluate performance and make operating decisions. We currently have two revenue streams—land-based gaming and online gaming—which are aggregated into one reporting segment. The land-based revenue stream, which we refer to as core revenue, derives its revenues from casinos using our proprietary products to enhance their gaming operations. The online gaming ("iGaming") revenue stream, which we refer to as digital revenue, derives its revenues from the licensing and distribution of our content to iGaming operators. The Company has intra-entity sales between subsidiaries. The accounting policies of each revenue stream are the same as those described in the summary of significant accounting policies.

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

A summary of significant segment expense activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Total Core Revenue	$4,970,681	$4,519,799	$14,549,447	$14,230,307
Total Digital Revenue	3,004,538	2,805,343	9,026,223	8,407,459
Consolidated Revenue	$7,975,219	$7,325,142	$23,575,670	$22,637,766

Cost and expenses
Cost of ancillary products and assembled components	$63,314	$241,139	$212,505	$617,152
Selling, general and administrative	3,791,973	2,340,456	8,520,545	7,017,074
Compensation and related expenses	2,260,031	1,893,856	6,976,510	6,248,036
Research and development	18,793	17,354	53,811	118,745
Depreciation and amortization	896,217	806,483	2,685,390	2,372,215
Stock-based compensation	280,153	122,202	388,819	441,605
Total costs and expenses	7,310,481	5,421,490	18,837,580	16,814,827

Total other income (expense), net	4,520,611	(888,496)	2,906,693	(5,748,375)
(Provision) benefit for income taxes	(55,985)	23,983	(150,885)	(106,350)
Net income (loss)	$5,129,364	$1,039,139	$7,493,898	$(31,786)

NOTE 8. INCOME TAXES

Our forecasted annual effective tax rate (“AETR”) at September 30, 2026 was 4.1%, as compared to 2.9% at September 30, 2025. This increase was primarily driven by an increase in forecasted pre-tax book income offset by rate impacting components such as permanent items as compared to the prior-year period.

For the nine months ended September 30, 2026 and 2025, our effective tax rate (“ETR”) was 2.0% and 142.6%, respectively. The decrease in the ETR for the nine months ended September 30, 2026, as compared to the prior-year period, was mainly attributable to an increase in the pre-tax book income for the nine months ended September 30, 2026, including the termination fee received from Evolution under the terms of the Merger Agreement, which was treated as a discrete item with its tax effect offset by the valuation allowance, as compared to the prior-year period.

NOTE 9. SUBSEQUENT EVENTS

On October 21, 2026, the Company announced that Meredith Brill, a Class II Director, had informed the Board of Directors of her intention to step down from the Board effective October 20, 2026. On the same date, the Board appointed John M. Boushy as a Class II Director, effective October 21, 2026, to succeed Ms. Brill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of and for the three and nine months ended September 30, 2026 and 2025. This discussion should be read together with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Financial Information included in our 2025 Form 10-K. Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" should be reviewed for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Termination of Agreement and Plan of Merger with Evolution

On July 18, 2024, we entered into the Merger Agreement providing for the Company’s acquisition by Evolution Malta Holding Limited. On July 21, 2026, Evolution notified us that Evolution terminated the Merger Agreement. Under the terms of the Merger Agreement, Evolution paid us a cash termination fee in the amount of $5,234,678.

Changes to Board of Directors

On October 21, 2026, the Company announced that Meredith Brill, a Class II Director, had informed the Board of Directors of her intention to step down from the Board effective October 20, 2026. On the same date, the Board appointed John M. Boushy as a Class II Director, effective October 21, 2026, to succeed Ms. Brill.

Results of operations for the three months ended September 30, 2026 and 2025.

Our net revenue consists of the following components:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$5,709,735	$5,186,967	$522,768	10.1%
Perpetual License Sales of Progressive Gaming Systems	11,570	68,714	(57,144)	-83.2%
Gross Revenue	5,721,305	5,255,681	465,624	8.9%
Royalties Netted against Gross Revenue	(750,624)	(735,882)	(14,742)	2.0%
Total Core Revenue	$4,970,681	$4,519,799	$450,882	10.0%

Digital Revenues:
Recurring License Revenue	$4,369,614	$3,947,334	$422,280	10.7%
Gross Revenue	4,369,614	3,947,334	422,280	10.7%
Royalties Netted against Gross Revenue	(1,365,076)	(1,141,991)	(223,085)	19.5%
Total Digital Revenue	$3,004,538	$2,805,343	$199,195	7.1%

Consolidated Revenues:
Recurring License Revenue	$10,079,349	$9,134,301	$945,048	10.3%
Perpetual License Sales of Progressive Gaming Systems	11,570	68,714	(57,144)	-83.2%
Gross Revenue	10,090,919	9,203,015	887,904	9.6%
Royalties Netted against Gross Revenue	(2,115,700)	(1,877,873)	(237,827)	12.7%
Revenue	$7,975,219	$7,325,142	$650,077	8.9%

Costs and expenses
Cost of ancillary products and assembled components	$63,314	$241,139	$(177,825)	-73.7%
Selling, general and administrative	5,854,086	4,021,121	1,832,965	45.6%
Research and development	216,711	230,545	(13,834)	-6.0%
Depreciation and amortization	896,217	806,483	89,734	11.1%
Stock-based compensation	280,153	122,202	157,951	129.3%
Total costs and expenses	7,310,481	5,421,490	1,888,991	34.8%
Income from operations	664,738	1,903,652	(1,238,914)	-65.1%
Other income (expense):
Interest income	17,060	4,789	12,271	256.2%
Interest expense	(729,544)	(872,101)	142,557	-16.3%
Foreign currency exchange loss	(1,583)	(21,184)	19,601	-92.5%
Transaction termination income	5,234,678	—	5,234,678	n/m
Total other income (expense), net	4,520,611	(888,496)	5,409,107	-608.8%
Income before (provision) benefit for income taxes	$5,185,349	$1,015,156	$4,170,193	410.8%
(Provision) benefit for income taxes	(55,985)	23,983	(79,968)	-333.4%
Net income	$5,129,364	$1,039,139	$4,090,225	393.6%

Total Core Recurring Revenue(1)	$4,959,111	$4,451,085	$508,026	11.4%
Total Digital Recurring Revenue(2)	3,004,538	2,805,343	199,195	7.1%
Total Recurring Revenue	$7,963,649	$7,256,428	$707,221	9.7%

(1) The Company defines Total Core Recurring Revenue, as Gross Core Revenue less Perpetual License Sales of Progressive Gaming Systems and less Royalties Netted Against Gross Revenue.

(2) All Digital revenue is of a recurring nature. Total Digital Revenue is considered Total Digital Recurring Revenue.

Revenue

Recurring core license revenue increased by $522,768, or 10.1%, for the three months ended September 30, 2026, as compared to the same period in the prior year. Recurring core license revenue growth was driven by new game placements in the U.S. and higher participation-based revenue in foreign jurisdictions, largely fueled by continued momentum from the GOS Progressive System and the MONOPOLY®-branded progressive systems launched earlier this year. Royalties netted against gross core revenue were relatively flat, increasing by $14,742, or 2.0%, for the three months ended September 30, 2026, as compared to the same period in the prior year. Perpetual license sales of our progressive gaming systems was $11,570, representing an 83.2% decrease for the three months ended September 30, 2026, as compared to the same period in the prior year. This decline reflects the deprioritization of such transactions and the timing of individual system sales.

Gross digital revenues of $4,369,614, increased by $422,280, or 10.7%, for the three months ended September 30, 2026, as compared to the same period in the prior year. This favorable growth was driven by higher play volume with existing operators and content launches with new customers. Net of royalties, digital revenues increased by $199,195, representing growth of 7.1% for the three months ended September 30, 2026, as compared to the same period in the prior year. Royalties on licensed titles increased 19.5%, growing faster than gross revenue and increasing royalties to 31.2% of gross revenue for the three months ended September 30, 2026 from 28.9% in the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased by $177,825, or 73.7%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the decrease in perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased by $1,832,965, or 45.6%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase includes $186,265 of state tax expense driven by managed audits and voluntary disclosures across multiple jurisdictions that the Company self-initiated, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026 (see Note 6, Commitments and Contingencies), and $1,194,419 of professional fees and transaction-related costs, primarily related to the termination of the Merger Agreement with Evolution, which was terminated on July 21, 2026. Excluding these items and comparable costs of $310,778 in the prior-year period, selling, general and administrative expenses increased by $763,059, or 20.6%, primarily driven by the timing of $316,736 of G2E trade show expenses, which were incurred in the third quarter of 2026 compared with the fourth quarter of 2025, and higher incentive compensation accruals compared with a reduced accrual level in the prior-year period, and to a lesser extent, higher distributor costs associated with increased placements of land-based products and higher royalty fees on licensed content.

Research and development expenses decreased by $13,834, or 6.0%, for the three months ended September 30, 2026, as compared to the same period in the prior year. This decrease was primarily attributable to reduced use of third-party research and development services.

Depreciation and amortization increased by $89,734, or 11.1%, for the three months ended September 30, 2026, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations, partially offset by lower amortization expense as certain intangible assets became fully amortized.

Stock-based compensation expense increased by $157,951, or 129.3%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily attributable to higher officer-related stock-based compensation.

Interest expense decreased by $142,557, or 16.3%, for the three months ended September 30, 2026, as compared to the same period in the prior year. The decrease was driven by a lower average interest rate and a reduced principal balance of outstanding debt for the three months ended September 30, 2026, as compared to the same period in the prior year. Interest income increased by $12,271, or 256.2%, compared to the prior year period.

Evolution paid the Company a cash termination fee in the amount of $5,234,678 related to the termination of the Merger Agreement, which was recorded in other income for the three months ended September 30, 2026.

Income tax provision was $55,985 for the three months ended September 30, 2026, compared to an income tax benefit of $23,983 for the comparable prior year period. The change was primarily attributable to higher pre-tax book income and the related mix of rate-impacting components, including foreign taxes, permanent items and changes in the valuation allowance.

Primarily as a result of the factors described above, we had net income of $5,129,364 for the three months ended September 30, 2026, as compared to net income of $1,039,139 for the same period in the prior year.

Results of operations for the nine months ended September 30, 2026 and 2025.

Our net revenue consists of the following components:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue:
Core Revenues:
Recurring License Revenue	$16,634,291	$15,620,361	$1,013,930	6.5%
Perpetual License Sales of Progressive Gaming Systems	159,119	830,255	(671,136)	-80.8%
Gross Revenue	16,793,410	16,450,616	342,794	2.1%
Royalties Netted against Gross Revenue	(2,243,963)	(2,220,309)	(23,654)	1.1%
Total Core Revenue	$14,549,447	$14,230,307	$319,140	2.2%

Digital Revenues:
Recurring License Revenue	$12,927,335	$11,803,908	$1,123,427	9.5%
Gross Revenue	12,927,335	11,803,908	1,123,427	9.5%
Royalties Netted against Gross Revenue	(3,901,112)	(3,396,449)	(504,663)	14.9%
Total Digital Revenue	$9,026,223	$8,407,459	$618,764	7.4%

Consolidated Revenues:
Recurring License Revenue	$29,561,626	$27,424,269	$2,137,357	7.8%
Perpetual License Sales of Progressive Gaming Systems	159,119	830,255	(671,136)	-80.8%
Gross Revenue	29,720,745	28,254,524	1,466,221	5.2%
Royalties Netted against Gross Revenue	(6,145,075)	(5,616,758)	(528,317)	9.4%
Revenue	$23,575,670	$22,637,766	$937,904	4.1%

Costs and expenses
Cost of ancillary products and assembled components	$212,505	$617,152	$(404,647)	-65.6%
Selling, general and administrative	15,053,544	12,547,372	2,506,172	20.0%
Research and development	497,322	836,483	(339,161)	-40.5%
Depreciation and amortization	2,685,390	2,372,215	313,175	13.2%
Stock-based compensation	388,819	441,605	(52,786)	-12.0%
Total costs and expenses	18,837,580	16,814,827	2,022,753	12.0%
Income from operations	4,738,090	5,822,939	(1,084,849)	-18.6%
Other income (expense):
Interest income	17,874	43,546	(25,672)	-59.0%
Interest expense	(2,319,516)	(2,782,049)	462,533	-16.6%
Foreign currency exchange loss	(26,343)	(40,287)	13,944	-34.6%
Loss on extinguishment of debt	—	(2,969,585)	2,969,585	-100.0%
Transaction termination income	5,234,678	—	5,234,678	n/m
Total other income (expense), net	2,906,693	(5,748,375)	8,655,068	-150.6%
Income before provision for income taxes	$7,644,783	$74,564	$7,570,219	10152.6%
Provision for income taxes	(150,885)	(106,350)	(44,535)	41.9%
Net income (loss)	$7,493,898	$(31,786)	$7,525,684	-23676.1%

Total Core Recurring Revenue(1)	$14,390,328	$13,400,052	$990,276	7.4%
Total Digital Recurring Revenue(2)	9,026,223	8,407,459	618,764	7.4%
Total Recurring Revenue	$23,416,551	$21,807,511	$1,609,040	7.4%

(1) The Company defines Total Core Recurring Revenue, as Gross Core Revenue less Perpetual License Sales of Progressive Gaming Systems and less Royalties Netted Against Gross Revenue.

(2) All Digital revenue is of a recurring nature. Total Digital Revenue is considered Total Digital Recurring Revenue.

Revenue

Recurring core license revenue increased by $1,013,930, or 6.5%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. Recurring core license revenue grew across all geographies, driven by new game placements and higher participation-based revenue, largely fueled by continued momentum from the GOS Progressive System and the MONOPOLY®-branded progressive systems launched earlier this year. Royalties netted against gross core revenue were relatively flat, increasing by $23,654, or 1.1%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. Perpetual license sales of our progressive gaming systems was $159,119, representing an 80.8% decrease for the nine months ended September 30, 2026, as compared to the same period in the prior year. This decline reflects the deprioritization of such transactions and the timing of individual system sales. We continue to prioritize recurring placements of our progressive systems, which we believe generate greater value per installation over the life of the placement than a one-time sale, while continuing to offer perpetual license sales selectively, primarily in connection with strategic customer opportunities where that structure is preferred. We expect perpetual license sales for the full year 2026 to be lower than the prior year as we work toward the optimal balance between perpetual sales and recurring placements.

Gross digital revenues of $12,927,335, increased by $1,123,427, or 9.5%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. This favorable growth was driven by higher play volume with existing operators and content launches with new customers. Net of royalties, digital revenues increased by $618,764, representing growth of 7.4% for the nine months ended September 30, 2026, as compared to the same period in the prior year. Royalties on licensed titles increased 14.9%, growing faster than gross revenue and increasing royalties to 30.2% of gross revenue for the nine months ended September 30, 2026 from 28.8% in the same period in the prior year.

Costs and Expenses

Cost of ancillary products and assembled component expense decreased by $404,647, or 65.6%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The activity in cost of ancillary products and assembled components reflects the component costs associated with the decrease in perpetual license sales of our progressive gaming systems.

Selling, general and administrative expenses increased by $2,506,172, or 20.0%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase includes $691,626 of state tax expense driven by managed audits and voluntary disclosures across multiple jurisdictions that the Company self-initiated, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026 (see Note 6, Commitments and Contingencies), and $1,481,930 of professional fees and transaction-related costs, primarily related to the termination of the Merger Agreement with Evolution, which was terminated on July 21, 2026. Excluding these items and comparable costs of $762,733 in the prior-year period, selling, general and administrative expenses increased by $1,095,349, or 9.3%, primarily driven by the timing of $317,988 of G2E trade show expenses, the majority of which were incurred in the third quarter of 2026 compared with the fourth quarter of 2025, and higher incentive compensation accruals compared with a reduced accrual level in the prior-year period, as well as higher distributor costs associated with increased placements of land-based products and higher royalty fees on licensed content.

Research and development expenses decreased by $339,161, or 40.5%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. This decrease was primarily driven by lower payroll costs resulting from reduced headcount and reduced use of third-party research and development services.

Depreciation and amortization increased by $313,175, or 13.2%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. This increase was primarily driven by depreciation expense associated with incremental placements of assets deployed at client locations.

Stock-based compensation expense decreased by $52,786, or 12.0%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The decrease was primarily attributable to a change in the form of board compensation as our directors elected to receive cash compensation in lieu of restricted shares for the first half of 2026, representing $114,750 of the decrease and partially offset by higher officer-related stock-based compensation.

Interest expense decreased by $462,533, or 16.6%, for the nine months ended September 30, 2026, as compared to the same period in the prior year. The decrease was due to the reduced principal balance of outstanding debt and a lower average interest rate, for the nine months ended September 30, 2026, as compared to the same period in the prior year. Interest income decreased by $25,672, or 59.0% compared to the prior year period.

The Company recognized a loss on extinguishment of debt of $2,969,585 for the nine months ended September 30, 2025 related to the refinancing of our debt from Fortress to BMO in January 2025, primarily driven by the write-off of unamortized debt issuance costs.

Evolution paid the Company a cash termination fee in the amount of $5,234,678 related to the termination of the Merger Agreement, which was recorded in other income for the nine months ended September 30, 2026.

Income tax provision increased to $150,885 for the nine months ended September 30, 2026, compared to income tax provision of $106,350 for the comparable prior year period. The increase was primarily attributable to changes in pre-tax book income and the related mix of rate-impacting components, including permanent items and changes in valuation allowance considerations, as compared to the prior-year period.

Primarily as a result of the factors described above, we had net income of $7,493,898 for the nine months ended September 30, 2026, as compared to a net loss of $31,786 for the same period in the prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and Free Cash Flow ("FCF").

Adjusted EBITDA includes adjustments to U.S. GAAP net income (loss) to exclude interest, income taxes, depreciation, amortization, stock-based compensation, transaction termination income, foreign currency exchange loss (gain), and severance and other expenses related to litigation, professional fees and transaction-related costs, non-income tax assessments, and other adjustments to reflect changes that occur in our business but do not represent ongoing operations, including loss on extinguishment of debt. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). However, Adjusted EBITDA is used by management to evaluate our operating performance. Management believes that disclosure of the Adjusted EBITDA metric offers investors, regulators and other stakeholders a view of our operations in the same manner management evaluates our performance. When combined with U.S. GAAP results, management believes Adjusted EBITDA provides a comprehensive understanding of our financial results. Adjusted EBITDA should not be considered as an alternative to net income (loss) or to net cash provided by operating activities as a measure of operating results or of liquidity. It may not be comparable to similarly titled measures used by other companies, and it excludes financial information that some may consider important in evaluating our performance. We define Free Cash Flow as Adjusted EBITDA less cash paid for interest, net of interest income received, cash used in investing activities, and cash paid for income taxes, net of refunds. Free Cash Flow is not a measure of performance defined in accordance with U.S. GAAP. Management uses Free Cash Flow to evaluate the cash generated by our operations that is available to service and repay indebtedness and to reinvest in the business, and believes disclosure of Free Cash Flow provides investors, regulators and other stakeholders with useful information for the same purpose. Free Cash Flow should not be considered an alternative to net income (loss) as a measure of operating performance, or to net cash provided by operating activities as a measure of liquidity. It should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. Free Cash Flow may not be comparable to similarly titled measures used by other companies.

A reconciliation of U.S. GAAP net income (loss) to Adjusted EBITDA and to Free Cash Flow are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA and Free Cash Flow Reconciliation:	2026	2025	2026	2025
Net income (loss)	$5,129,364	$1,039,139	$7,493,898	$(31,786)
Interest expense	729,544	872,101	2,319,516	2,782,049
Interest income	(17,060)	(4,789)	(17,874)	(43,546)
Provision (benefit) for income taxes	55,985	(23,983)	150,885	106,350
Depreciation and amortization	896,217	806,483	2,685,390	2,372,215
EBITDA	6,794,050	2,688,951	12,631,815	5,185,282
Stock-based compensation (1)	280,153	122,202	388,819	441,605
Employee severance costs and other expenses (2)	—	—	36,000	83,030
Professional fees, acquisition costs and other (3)	1,194,419	310,778	1,481,930	762,733
Non-income tax assessment (4)	186,265	—	691,626	—
Gain on disposal of assets (5)	—	—	—	(62)
Foreign exchange loss (6)	1,583	21,184	26,343	40,287
Loss on extinguishment of debt (7)	—	—	—	2,969,585
Transaction termination income (8)	(5,234,678)	—	(5,234,678)	—
Tariffs (9)	—	95,380	—	95,380
Adjusted EBITDA	$3,221,792	$3,238,495	$10,021,855	$9,577,840

Cash paid for interest, net (10)	(689,736)	(835,951)	(2,103,981)	(2,612,787)
Cash used in investing activities	(1,033,848)	(1,052,611)	(3,130,104)	(2,214,355)
Cash paid for income taxes, net (11)	(63,500)	(30,000)	(182,130)	(147,914)
Free Cash Flow	$1,434,708	$1,319,933	$4,605,640	$4,602,784

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

(4) Represents a charge of state tax expense across multiple jurisdictions recorded in connection with managed audits and voluntary disclosures that the Company self-initiated, largely relating to sales and use tax not charged to customers, substantially all of which is attributable to periods prior to 2026.

(5) Represents gains and losses related to the write off of certain fixed assets.

(6) Represents foreign exchange losses and gains associated with the fluctuations of foreign currency rates.

(7) Represents the loss on the extinguishment of debt associated with the refinancing of our debt from Fortress to BMO.

(8) Represents the cash termination fee received from Evolution under the terms of the Merger Agreement.

(9) Represents the total amount expended on tariffs.

(10) Represents cash paid for interest during the period, net of interest income received.

(11) Represents cash paid for income taxes during the period, net of refunds received.

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

As of September 30, 2026, we had total current assets of $15,082,522 and total assets of $31,347,317. As of December 31, 2025, we had total current assets of $11,569,839 and total assets of $27,500,619. Current assets increased by $3,512,683 as of September 30, 2026 compared to December 31, 2025, primarily due to a $4,755,734 increase in cash and cash equivalents resulting from receipt of the $5,234,678 termination fee from Evolution, partially offset by a $963,166 decrease in accounts receivable due to increased collection efforts. Total assets increased by $3,846,698 over the same period, primarily due to the increase in current assets described above and a $857,255 increase in assets deployed at client locations, net, reflecting new deployments during the period.

Total current liabilities increased by $533,648 to $8,588,649 as of September 30, 2026, from $8,055,001 as of December 31, 2025. The increase was primarily due to a $677,642 increase in the current portion of long-term debt, primarily reflecting increased principal payments due within the next twelve months under the BMO Credit Agreement, and a $536,509 increase in accounts payable primarily resulting from professional fees and transaction-related costs associated with the proposed acquisition of the Company by Evolution, which was terminated on July 21, 2026. These increases were partially offset by a $302,525 decrease in accrued expenses due to the timing of royalty payments for licensed intellectual property and a $205,790 decrease in the current portion of operating lease liabilities as the lease for our corporate headquarters approaches the end of its term.

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

Our operating activities provided cash of $11,858,235 for the nine months ended September 30, 2026, compared to $5,469,738 for the comparable prior year period. The $6,388,497 increase was primarily attributable to net income of $7,493,898 for the nine months ended September 30, 2026, which included the $5,234,678 termination fee received from Evolution, compared to a net loss of $31,786 in the prior year period, and a $1,552,430 favorable change in operating assets and liabilities, driven primarily by collections of accounts receivable and a change in accounts payable related to professional fees and transaction-related costs associated with the terminated Merger Agreement. Higher depreciation and amortization of $313,175 was partially offset by a $52,786 decrease in stock-based compensation expense. The prior year period included a $2,969,585 non-cash loss on extinguishment of debt related to the refinancing of the Fortress loan with BMO.

Investing activities used cash of $3,130,104 for the nine months ended September 30, 2026, compared to $2,214,355 for the comparable prior year period. The $915,749 increase in cash used was primarily due to a $491,742 increase in investment in internally developed software, reflecting continued development of our products, and a $476,307 increase in expenditures for assets deployed at client locations, reflecting increased placements of our progressive gaming systems. These increases were partially offset by a $145,681 decrease in acquisitions of assemblies in process.

Financing activities used cash of $3,832,743 for the nine months ended September 30, 2026, consisting of $2,103,608 of principal payments on long-term debt, $1,214,933 paid to cancel the outstanding Fortress warrants, and $514,202 of repurchases of our common stock under our share repurchase program. Financing activities used cash of $18,224,567 for the comparable prior year period. The $14,391,824 decrease in cash used was primarily due to the refinancing of our debt from Fortress to BMO in the prior year period, which resulted in a net cash outflow of $13,345,186, including related debt issuance costs and fees, and a $2,875,000 decrease in principal payments under the BMO Credit Agreement, as the prior year period included larger voluntary prepayments. These decreases in cash used were partially offset by the warrant cancellation payments and share repurchases in the current period.

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

As of September 30, 2026 and December 31, 2025, we had no outstanding borrowings under the revolving credit facility.

On July 24, 2026, the Company entered into an amendment (the "First Amendment") to the Credit Agreement with BMO. The First Amendment, among other things, permits the Company to repurchase up to $4,000,000 of the Company’s capital stock, equity interests or warrants, provided that such approved restricted payment satisfies certain conditions, including that (i) the Company has minimum unencumbered liquid assets of $5,000,000 after taking into account such approved restricted payments; (ii) the sole source of funds for the payment of such approved restricted payment is the termination fee paid to the Company in connection with the termination of the Merger Agreement by Evolution Malta Holding Limited, (iii) the Company is in compliance with all financial covenants; and (iv) certain other conditions are satisfied. The First Amendment also amended the Fixed Charge Coverage Ratio, and various requirements related to the provision of certain financial reports by the Company to BMO.

On September 23, 2026, the Company entered into an amendment (the "Second Amendment") to the Credit Agreement with BMO, as amended by the First Amendment dated as of July 24, 2026. The Second Amendment, among other things, (i) increases the annual capital expenditure limitation imposed upon the Company and any of its Subsidiaries, up to no more than ten percent (10%) of the prior year’s net revenue per annum and (ii) approves a one-time EBITDA addback in the amount of $505,361 solely for purposes of determining compliance with certain financial ratios set forth in the Credit Agreement.

Share Repurchase Program. On July 22, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $4,000,000 of the Company’s outstanding common stock and warrants. Repurchases under the share repurchase program may be made from time to time through open market purchases, privately negotiated transactions, or a trading plan intended to qualify under Rule 10b5-1 under the Exchange Act, with the timing and amount determined based on market conditions and other factors, including constraints specified in the Rule 10b5-1 repurchase plan. All shares repurchased will be retired. The share repurchase program, which has no fixed expiration date, supersedes the Company’s prior authorization to repurchase up to $750,000 of its common stock, under which no shares were repurchased.

On July 31, 2026, the Company repurchased 330,758 shares of its common stock under the program in a privately negotiated transaction with a shareholder, at a price of approximately $1.55 per share, for an aggregate cost of $514,202. On August 12, 2026 the Company paid $1,214,933 to cancel 778,320 outstanding warrants which were originally issued to certain warrantholders on November 15, 2021 in connection with the Fortress Credit Agreement. Following the warrant cancellation, the Company has no warrants outstanding. As of September 30, 2026, $2,270,865 remained available under the program.

Critical accounting policies and estimates. Our significant accounting policies and estimates are described in our 2025 Form 10-K. Other than the share repurchase policy described above, there have been no material changes to those policies.

Off-balance sheet arrangements. As of September 30, 2026, there were no off-balance sheet arrangements.

Recently issued accounting pronouncements. See Note 2, Significant Accounting Policies, for a discussion of recently adopted and recently issued accounting pronouncements, including the Company’s early adoption of ASU 2025-12. We do not expect the adoption of recently issued accounting pronouncements not yet adopted to have a significant impact on our results of operations, financial position or cash flow.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 6 – Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” and as a result, are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2026, the Company’s Board of Directors authorized a repurchase program of up to $4,000,000 of the Company’s outstanding common stock and warrants. Repurchases under the program may be made from time to time through open market purchases, privately negotiated transactions, or a trading plan intended to qualify under Rule 10b5-1 under the Exchange Act, with the timing and amount determined based on market conditions and other factors, including the terms of any such Rule 10b5-1 plan. The program has no fixed expiration date and supersedes the Company’s prior authorization to repurchase up to $750,000 of its common stock, under which no shares were repurchased. The Company will retire repurchased shares of common stock.

The table below sets forth information regarding our common stock repurchases during the three months ended September 30, 2026.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plan or program(2)
July 1 - 31, 2026	330,758	$1.55	330,758	$3,485,798
August 1 - 31, 2026	—	—	—	$2,270,865
September 1 - 30, 2026	—	—	—	$2,270,865
Total	330,758	$1.55	330,758

(1) Total number of shares purchased excludes the cancellation of warrants to purchase a total of 778,320 shares of common stock on August 12, 2026 because the warrants are not a registered class of equity securities under the Exchange Act.

(2) Reflects $1,214,933 paid by the Company on August 12, 2026 to cancel 778,320 warrants under the share repurchase program. As of September 30, 2026, $2,270,865 remained available under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None

(b) None

(c) During the nine months ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	000-30653	3.1	February 13, 2009

3.2	Amended and Restated Bylaws	8-K	000-30653	3.2	February 13, 2009

3.3	Second Amended and Restated Bylaws	8-K	000-30653	3.2	February 14, 2020

10.1	Board of Directors Service Agreement with Bryan W. Waters, Director	10-K	000-30653	10.11	March 31, 2015

10.2	Board of Directors Service Agreement with Cheryl Kondra, Director	8-K	000-30653	10.1	December 7, 2021

10.3	Form of Indemnification Agreement dated July 15, 2022, between the Company and Meredith Brill	8-K	000-30653	10.2	July 15, 2022

10.4	Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 15, 2022

10.5	First Amendment to Board of Directors Service Agreement with Meredith Brill, Director	8-K	000-30653	10.1	July 26, 2022

10.6	Changes to Board Compensation	8-K	000-30653	1.01	January 27, 2023

10.7	Amended and Restated Online Game License Agreement with Evolution Malta Limited	8-K	000-30653	10.1	May 16, 2023

10.8	Redacted License Agreement with the Talisman Group LLC	10-Q	000-30653	10.13	August 14, 2023

10.9	Employment Agreement between the Company and Matt Reback effective November 13, 2023	8-K	000-30653	10.1	November 7, 2023

10.10	Employment Agreement Dated May 22, 2024, between the Company and Steven Kopjo.	8-K	000-30653	10.1	May 24, 2024

10.11	Galaxy Gaming, Inc 2014 Amended and Restated Equity Incentive Plan	8-K	000-30653	10.1	July 18, 2024

10.12	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Matt Reback	8-K	000-30653	10.1	August 5, 2024

10.13	Form of Indemnification Agreement Dated July 31, 2024, between the Company and Steven Kopjo	8-K	000-30653	10.2	August 5, 2024

10.14	Amendment to Employment Agreement with Matt Reback dated December 27, 2024	8-K	000-30653	10.1	December 31, 2024

10.15	Credit Agreement dated as of January 6, 2025, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	January 8, 2025

10.16	Form of Indemnification Agreement between Company and Mark Lipparelli	10-K	000-30653	10.22	March 30, 2026

10.17	Form of Indemnification Agreement between Company and Bryan Waters	10-K	000-30653	10.23	March 30, 2026

10.18	Termination of a Material Definitive Agreement	8-K	000-30653	1.02	July 21, 2026

10.19	First Amendment to Loan Documents dated as of July 24, 2026, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	July 30, 2026

10.20	Warrant Cancellation Agreement, dated August 12, 2026, by and between Galaxy Gaming, Inc. and Drawbridge Special Opportunities Fund LP	8-K	000-30653	10.1	August 17, 2026

10.21	Warrant Cancellation Agreement, dated August 12, 2026, by and between Galaxy Gaming, Inc. and Fortress Lending II Holdings LP	8-K	000-30653	10.2	August 17, 2026

10.22	Warrant Cancellation Agreement, dated August 12, 2026, by and between Galaxy Gaming, Inc. and Fortress Lending Fund II MA-CRPTF LP	8-K	000-30653	10.3	August 17, 2026

10.23	Amended and Restated Employment Agreement Dated September 8, 2026, between the Company and Steven Kopjo	8-K	000-30653	10.1	September 10, 2026

10.24	Amended and Restated Employment Agreement Dated September 18, 2026, between the Company and Matt Reback	8-K	000-30653	10.1	September 21, 2026

10.25	Second Amendment to Loan Documents dated as of September 23, 2026, by and between Galaxy Gaming, Inc. and BMO Bank N.A.	8-K	000-30653	10.1	September 25, 2026

10.26	Board of Directors Service Agreement with John Boushy	8-K	000-30653	10.1	October 21, 2026

10.27	Form of Indemnification Agreement for John Boushy	8-K	000-30653	10.2	October 21, 2026

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galaxy Gaming, Inc.

Date:	November 9, 2026

	By:	/s/ MATTHEW REBACK
Matthew Reback
President and Chief Executive Officer (Principal Executive Officer)

Galaxy Gaming, Inc.

Date:	November 9, 2026

	By:	/s/ STEVEN KOPJO
Steven Kopjo
Chief Financial Officer (Principal Accounting Officer)